Form 10QSB
period 2004-06-30
ARPEGGIO ACQUISITION CORP
filed 2004-08-11
CIK 1287808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004
                                    -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-50781

                        Arpeggio Acquisition Corporation
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



            Delaware                                          20-0953973
            --------                                          ----------
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


            10 East 53rd Street, 36th Floor, New York, New York 10022
            ---------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (212) 319-7676
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

     As of August 11, 2004, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                           Page
                                                                           ----
Part I:  Financial Information:

       Item 1 -Financial Statements                                          3

       Item 2 - Management's Discussion and Analysis or Plan of Operation    3

       Item 3 - Controls and Procedures                                      4

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases
              of Equity Securities                                           5

       Item 5 - Other Information                                            5

       Item 6 - Exhibits and Reports on Form 8-K                             5

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Our financial statements included as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2004 are incorporated herein by reference and included as an exhibit to this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this report include forward looking statements that involve risks and uncertainties detailed from time to time in our reports filed with the Securities and Exchange Commission.

PLAN OF OPERATIONS

         We were formed on April 2, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the United States or Canada. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         On June 30, 2004, we closed our initial public offering of 6,800,000 Units, including 800,000 Units issued upon exercise of the underwriters' over-allotment option, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $40,800,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-114816). The Securities and Exchange Commission declared the registration statement effective on June 24, 2004.

         We paid a total of $2,448,000 in underwriting discounts and commissions, and approximately $1,580,000 has been paid for costs and expenses related to the offering, including $1,080,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Net loss of approximately $3,500 reported for the period consists solely of costs associated with our formation.

         We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through June 30,

2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Crescendo Advisors II LLC ($7,500 per month for two years), $150,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $870,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         We are obligated, commencing June 24, 2004, to pay to Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, a monthly fee of $7,500 for general and administrative services. In addition, in April and May 2004, Mr. Rosenfeld advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in July 2004 out of the proceeds of our initial public offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On June 30, 2004, we closed our initial public offering of 6,800,000 Units, including 800,000 Units issued upon exercise of the underwriters' over-allotment option, with each Unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The Units were sold at an offering price of $6.00 per Unit, generating gross proceeds of $40,800,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-114816). The Securities and Exchange Commission declared the registration statement effective on June 24, 2004.

         We paid a total of $2,448,000 in underwriting discounts and commissions, and approximately $1,580,000 has been paid for costs and expenses related to the offering, including $1,080,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 5:  OTHER INFORMATION

         In July 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Quarterly Report on Form 10-QSB.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  14 - Code of Ethics

                  31.1 - Section 302 Certification by CEO

                  31.2 - Section 302 Certification by CFO

                  32.1 - Section 906 Certification by CEO

                  32.2 - Section 906 Certification by CFO

                  99.1 - Audited Financial Statements for the periods from April
                         2, 2004 (inception) to June 30, 2004 and April 2, 2004 (Inception) to April 21, 2004

          (b)     Reports on Form 8-K:

                  Date              Items      Financial Statements

                  June 30, 2004      5, 7      Audited Financial Statements for
                                               the periods from April 2, 2004
                                               (inception) to June 30, 2004 and
                                               April 2, 2004 (Inception) to
                                               April 21, 2004

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ARPEGGIO ACQUISITION CORPORATION

Dated:  August 11, 2004
                               /s/ Eric S. Rosenfeld
                               ---------------------
                               Eric S. Rosenfeld
                               Chairman of the Board, Chief Executive Officer and President



                               /s/ Arnaud Ajdler
                               -----------------
                               Arnaud Ajdler
                               Chief Financial Office and Secretary