Form 10QSB
period 2004-09-30
ARPEGGIO ACQUISITION CORP
filed 2004-11-15
CIK 1287808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004
                                    ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-50781
                                               ---------

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
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     As of November 12, 2004, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                                                          Page
                                                                          ----
Part I:  Financial Information:

  Item 1 -Financial Statements (Unaudited):

    Balance Sheet                                                           3

    Statements of Operations                                                4

    Statement of Stockholders' Equity                                       5

    Statement of Cash Flows                                                 6

    Summary of Significant Accounting Policies                              7

    Notes to Financial Statements                                           8

  Item 2 - Management's Discussion and Analysis or Plan of Operation       11

  Item 3 - Controls and Procedures                                         12

Part II.  Other Information

  Item 2 - Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                            13

  Item 6 - Exhibits and Reports on Form 8-K                                13

Signatures                                                                 15

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                       BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                       2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   1,310,388
  U.S. Government Securities held in Trust Fund (Note 2)              35,352,000
  Accrued interest receivable, Trust Fund (Note 2)                       131,392
  Prepaid expenses                                                        63,750
                                                                  --------------
    Total current assets                                              36,860,238
                                                                  ==============

    Total assets                                                   $  36,860,238
                                                                  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Income tax payable                                               $      21,126
                                                                  --------------

Common stock, subject to possible redemption,
  1,359,320 shares at redemption value (Note 2)                    $   6,932,532
                                                                  --------------
Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
  Preferred stock, $.0001 par value, Authorized
    1,000,000 shares; none issued
  Common stock, $.0001 par value
    Authorized 30,000,000 shares; Issued and outstanding
      8,300,000 shares (which includes 1,359,320 subject
      to possible redemption)                                                830
  Additional paid-in capital                                          29,863,638
  Retained earnings accumulated during development stage                  39,404
                                                                  --------------

    Total stockholders' equity                                        29,903,872
                                                                  --------------
Liabilities and stockholders' equity                               $  36,860,238
                                                                  ==============

      See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Period from
                                              Three months      April 2, 2004
                                                 ended          (inception) to
                                          September 30, 2004  September 30, 2004
--------------------------------------------------------------------------------

Expenses:
  General and administrative expenses         $  (70,840)        $  (74,352)
                                              ----------         ----------

  Operating loss                                 (70,840)           (74,352)
                                              ----------         ----------
Other income:
  Interest income                                  3,467              3,490
  Interest on trust fund investment              131,392            131,392
                                              ----------         ----------

Net income before provision for income taxes      64,019             60,530
                                              ----------         ----------

Provision for income taxes                       (21,126)           (21,126)
                                              ----------         ----------

Net income                                        42,893             39,404
                                              ----------         ----------

Basic and fully diluted net income per share        0.01               0.01
                                              ----------         ----------

Weighted average common shares outstanding     8,300,000          4,956,354
                                              ----------         ----------

      See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                      Retained earnings
                                                                                         Additional      accumulated
                                                Preferred Stock        Common Stock       Paid-In         during the
                                              Shares       Amount    Shares    Amount     Capital     development stage      Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 2004 (inception)             ----       $  ----     ----     $ ----     $    ----        $    ----     $    ----

Issuance of common stock to
  initial stockholders                         ----          ----   1,500,000     150          24,850           ----          25,000

Sale of 6,800,000 units, net of underwriters'
  discount and offering expenses (includes
  1,359,320 shares subject to possible         ----          ----   6,800,000     680      29,838,788           ----      29,839,468
  redemption)

Net income for the period                      ----          ----     ----       ----           ----          39,404          39,404

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004 (unaudited)        ----          ----   8,300,000  $  830     $29,863,638      $  39,404     $29,903,872
                                                                    =========  ======     ===========      =========     ===========
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                April 2, 2004
                                                                (inception) to
                                                              September 30, 2004
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $     39,404
  Adjustments to reconcile net income to net cash used in
    operating activities:

  Increase in income tax payable                                         21,126
  Increase in prepaid expenses                                          (63,750)
                                                                   ------------
    Net cash used in operating activities                                (3,220)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Cash held in trust                                                (35,483,392)
                                                                   ------------
    Net cash used in investing activities                           (35,483,392)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from public offering of 6,800,000 units net               36,772,000
  Proceeds from issuance of common stock to initial stockholders         25,000
  Proceeds from note payable, stockholder                                77,500
  Repayment of note payable, stockholder                                (77,500)
                                                                   ------------
    Net cash provided by financing activities                        36,797,000

Net increase in cash and cash equivalents                             1,310,388
                                                                   ------------
Cash and cash equivalents at beginning of the period                       ----
                                                                   ------------
Cash and cash equivalents at end of the period                     $  1,310,388
                                                                   ------------

      See accompanying summary of significant accounting policies and notes to unaudited financial statements

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS   The Company considers all highly liquid investments
                            with original maturities of three months or less to
                            be cash equivalents.

INCOME TAXES                The Company follows Statement of Financial
                            Accounting Standards No. 109 ("SFAS No. 109"),
                            "Accounting for Income Taxes" which is an asset and
                            liability approach that requires the recognition of
                            deferred tax assets and liabilities for the expected
                            future tax consequences of events that have been
                            recognized in the Company's financial statements or
                            tax returns.

NET INCOME PER SHARE        Net income per share is computed on the basis of the
                            weighted average number of common shares outstanding
                            during the period, including common stock
                            equivalents (unless anti-dilutive), which would
                            arise from the exercise of stock, warrants.

USE OF ESTIMATES            The preparation of financial statements in
                            conformity with accounting principles generally
                            accepted in the United States of America requires
                            management to make estimates and assumptions that
                            affect the reported amounts of assets and
                            liabilities at the date of the financial statements
                            and the reported amounts of expenses during the
                            reporting period. Actual results could differ from
                            those estimates.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION    The financial statements are unaudited and include
                            the accounts of Arpeggio Acquisition Corporation (a
                            corporation in the development stage) ("Company").

                            In the opinion of management, all adjustments
                            (consisting primarily of normal accruals) have been
                            made that are necessary to present fairly the
                            financial position of the Company as of September
                            30, 2004 and the results of its operations and its
                            cash flows for the periods ended September 30, 2004.
                            Operating results for the interim period presented
                            are not necessarily indicative of the results to be
                            expected for a full year. The Company has selected
                            December 31 as its fiscal year end.

                            The statements and related notes have been prepared
                            pursuant to the rules and regulations of the U.S.
                            Securities and Exchange Commission. Accordingly,
                            certain information and footnote disclosures
                            normally included in financial statements prepared
                            in accordance with generally accepted accounting
                            principles have been omitted pursuant to such rules
                            and regulations. These financial statements should
                            be read in conjunction with the financial statements
                            that were included in the Company's Current Report
                            on Form 8-K filed on June 30, 2004.

2. ORGANIZATION AND
   BUSINESS OPERATIONS      The Company was incorporated in Delaware on April 2,
                            2004 as a blank check company, the objective of
                            which is to acquire an operating business in the
                            United States or Canada. The Company's initial
                            stockholders purchased 1,500,000 common shares,
                            $.0001 par value, for $25,000 on April 2, 2004.

                            On June 30, 2004, the Company consummated an Initial
                            Public Offering ("Offering") and raised net proceeds
                            of $36,772,000 which is discussed in Note 3. The
                            Company's management has broad discretion with
                            respect to the specific application of the net
                            proceeds of this Offering, although substantially
                            all of the net proceeds of this Offering are
                            intended to be generally applied toward consummating
                            a business combination with a operating business in
                            the United States or Canada ("Business
                            Combination"). Furthermore, there is no assurance
                            that the Company will be able to successfully effect
                            a Business Combination. An amount of $35,483,392
                            (which includes accrued interest of $131,392) is
                            being held in an interest bearing trust account
                            ("Trust Fund") until the earlier of (i) the
                            consummation of its first Business Combination or
                            (ii) liquidation of the Company. Under the agreement
                            governing the Trust Fund, funds will only be
                            invested in United Stated government securities
                            (treasury bills) with a maturity of 180 days or
                            less. The remaining net proceeds (not held in trust)
                            may be used to pay for business, legal and
                            accounting due diligence on prospective acquisitions
                            and continuing general and administrative expenses.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            The Company, after signing a definitive agreement
                            for the acquisition of a target business, will
                            submit such transaction for stockholder approval. In
                            the event that public stockholders owning 20% or
                            more of the shares sold in the Offering vote against
                            the Business Combination and exercise their
                            redemption rights described below, the Business
                            Combination will not be consummated. All of the
                            Company's stockholders prior to the Offering,
                            including all of the officers and directors of the
                            Company ("Initial Stockholders"), have agreed to
                            vote their 1,500,000 founding shares of common stock
                            in accordance with the vote of the majority in
                            interest of all other stockholders of the Company
                            ("Public Stockholders") with respect to any Business
                            Combination. After consummation of the Company's
                            Business Combination, these voting safeguards will
                            no longer be applicable.

                            With respect to a Business Combination, which is
                            approved and consummated, any Public Stockholder who
                            voted against the Business Combination may demand
                            that the Company convert his shares. The per share
                            redemption price will equal the amount in the Trust
                            Fund as of the record date for determination of
                            stockholders entitled to vote on the Business
                            Combination divided by the number of shares of
                            common stock held by Public Stockholders at the
                            consummation of the Proposed Offering. Accordingly,
                            Public Stockholders holding 19.99% of the aggregate
                            number of shares owned by all Public Stockholders
                            may seek redemption of their shares in the event of
                            a Business Combination. Such Public Stockholders are
                            entitled to receive their per share interest in the
                            Trust Fund computed without regard to the shares
                            held by Initial Stockholders. In this respect,
                            $6,932,532 has been classified as common stock
                            subject to possible redemption.

                            The Company's Certificate of Incorporation provides
                            for mandatory liquidation of the Company, without
                            stockholder approval, in the event that the Company
                            does not consummate a Business Combination within 18
                            months from the date of the consummation of the
                            Offering, or 24 months from the consummation of the
                            Offering if certain extension criteria have been
                            satisfied. In the event of liquidation, it is likely
                            that the per share value of the residual assets
                            remaining available for distribution (including
                            Trust Fund assets) will be less than the initial
                            public Offering price per share in the Offering due
                            to costs related to the Offering (assuming no value
                            is attributed to the warrants contained in the Units
                            in the Offering discussed in Note 3).

3. OFFERING                 The Company sold 6,800,000 units ("Units") in the
                            Offering, which includes the 800,000 Units subject
                            to the underwriters' over allotment option. Each
                            Unit consists of one share of the Company's common
                            stock, $.0001 par value, and two Redeemable Common
                            Stock Purchase Warrants ("Warrants"). Each Warrant
                            will entitle the holder to purchase from the Company
                            one share of common stock at an exercise price of
                            $5.00 commencing the later of the completion of a

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                            Business Combination with a target business or one
                            year from the effective date of the Offering and
                            expiring four years from the effective date of the
                            Offering. The Warrants will be redeemable at a price
                            of $.01 per Warrant upon 30 days notice after the
                            Warrants become exercisable, only in the event that
                            the last sale price of the common stock is at least
                            $8.50 per share for any 20 trading days within a 30
                            trading day period ending on the third day prior to
                            date on which notice of redemption is given. In
                            connection with this Offering, the Company issued an
                            option for $100 to the representative of the
                            underwriters to purchase 300,000 units at an
                            exercise price of $9.90 per Unit. In addition, the
                            warrants underlying such Units are exercisable at
                            $6.25 per share.

4. NOTES PAYABLE,
   STOCKHOLDER              The Company issued a $70,000 unsecured non-interest
                            bearing promissory note to a stockholder on April
                            14, 2004. The stockholder advanced additional
                            amounts aggregating $7,500 through June 30, 2004.
                            The note and advance were paid in full on July 1,
                            2004 from the net proceeds of the Offering.

5. COMMITMENT               The Company presently occupies office space provided
                            by an affiliate of an Initial Stockholder. Such
                            affiliate has agreed that, until the acquisition of
                            a target business by the Company, it will make such
                            office space, as well as certain office and
                            secretarial services, available to the Company, as
                            may be required by the Company from time to time.
                            The Company pays such affiliate $7,500 per month for
                            such services commencing on June 24, 2004, the
                            effective date of the Offering.

6. PREFERRED STOCK          The Company is authorized to issue 1,000,000 shares
                            of preferred stock with such designations, voting
                            and other rights and preferences as may be
                            determined from time to time by the Board of
                            Directors.

7. COMMON STOCK             The Company's Board of Directors authorized a 1.2 to
                            one forward stock split of its common stock on May
                            25, 2004. All references in the accompanying
                            financial statements to the numbers of shares have
                            been retroactively restated to reflect the
                            transaction.

                            At September 30, 2004, there were 13,900,000 shares
                            of common stock reserved for issuance upon exercise
                            of redeemable warrants and underwriters' unit
                            purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's
Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

     Net Income for the three months ended September 30, 2004 consisted of interest income on the Trust Fund investment of $131,392, interest on cash and cash equivalents of $3,467 offset by G&A expenses of $22,500 expense for a monthly administrative services agreement, $4,252 for professional fees, $21,250 expense for officer liability insurance, $7,615 for travel expenses, $21,126 for income tax payable and $15,223 for other expenses.

     Net Income for the period from April 2, 2004 (inception) to September 30,
2004 consisted of interest income on the Trust Fund investment was $131,392, interest on cash and cash equivalents of $3,490 offset by G&A expenses of
$24,250 expense for a monthly administrative services agreement, $4,252 for professional fees, $21,250 expense for officer liability insurance, $9,279 for travel expenses, $21,126 for income tax payable and $15,321 for other expenses.

     We consummated our initial public offering on June 30, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $40,800,000. After deducting offering expenses of $1,580,000 including $1,080,000 evidencing the underwriters'
non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,448,000, net proceeds were $36,772,000. Of this amount,
$35,352,000 is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through
June 30, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Crescendo Advisors II LLC ($7,500 per month for two years), $150,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $870,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our

business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     Commencing June 24, 2004, we pay Crescendo Advisors II LLC, an affiliate of
Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, a monthly fee of $7,500 for general and administrative services. In addition, in April and May 2004, Mr. Rosenfeld advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in July 2004 out of the proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2004, we have used approximately $512 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          31.1 - Section 302 Certification by CEO

          31.2 - Section 302 Certification by CFO

          32.1 - Section 906 Certification by CEO

          32.2 - Section 906 Certification by CFO

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARPEGGIO ACQUISITION CORPORATION

Dated: November 11, 2004
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