Form 10KSB
period 2004-12-31
ARPEGGIO ACQUISITION CORP
filed 2005-03-14
CIK 1287808

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM              TO
                                   --------------   ---------------

                        COMMISSION FILE NUMBER 000-50531

                        ARPEGGIO ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                          20-0953973
   (State of Incorporation)                           (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

        10 EAST 53RD STREET, 36TH FLOOR
              NEW YORK, NEW YORK                              10022
   (Address of principal executive offices)                 (zip code)

                                  212-319-7676
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
 Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirement for the past 90 days.  Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. |X|

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 10, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $36,720,000.

As of March 14, 2005, there were 8,300,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         Arpeggio Acquisition Corporation is a blank check company formed on
April 2, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

         On June 30, 2004, we closed our initial public offering of 6,800,000 units, including 800,000 units issued upon exercise of the underwriters'
over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of
$6.00 per unit, generating gross proceeds of $40,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $36,772,000, of which
$35,352,000 was deposited into a trust fund and the remaining proceeds
($1,420,000) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used
$233,177 of the net proceeds that were not deposited into the trust fund to pay expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was $35,641,108
(which includes accrued interest receivable) held in the trust fund.

         We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.
These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

         Our efforts in identifying a prospective target business will not be limited to a particular industry. Instead, we are focusing on various industries and target businesses in both the United States and Canada that may provide significant opportunities for growth. We believe that in addition to the United
States, Canada represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including a lack of competition for business combinations compared to the United States, the immaturity of the Canadian private equity market compared to the United States, attractive valuations for target businesses and strong economic factors such as low inflation and interest rates.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION

        We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisor as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders
(collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

        Our management has virtually unrestricted flexibility in identifying and selecting a prospective target

business. In evaluating a prospective target business, our management will consider, among other factors, the following:

         o    financial condition and results of operation;

         o    valuation;

         o    growth potential;

         o    experience and skill of management and availability of additional personnel;

         o    capital requirements;

         o    competitive position;

         o    stage of development of the products, processes or services;

         o    degree of current or potential market acceptance of the products, processes or services;

         o    proprietary features and degree of intellectual property or other protection of the products, processes or services;

         o    regulatory environment of the industry; and

         o    costs associated with effecting the business combination.

        These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

FAIR MARKET VALUE OF TARGET BUSINESS

        The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition.
The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

OPPORTUNITY FOR STOCKHOLDER APPROVAL OF BUSINESS COMBINATION

        Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business

                                        2

combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

        In connection with the vote required for any business combination, our
Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than
20% of the IPO Shares exercise their conversion rights.

CONVERSION RIGHTS

        At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December
31, 2004, the per-share conversion price would have been approximately $5.24. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

LIQUIDATION IF NO BUSINESS COMBINATION

        If we do not complete a business combination by December 31, 2005, or by
June 30, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

        If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to December 31,
2005, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by June 30, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

        If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2004 would have been approximately $5.24.
However, the proceeds deposited in the trust fund could become subject to the claims of our creditors, which could be prior to the claims of our public stockholders. Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has each agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

COMPETITION

        In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

         o    our obligation to seek stockholder approval of a business
              combination may delay the completion of a transaction;

         o    our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

         o    our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

         If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business.
Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

EMPLOYEES

         We have two executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       RISKS ASSOCIATED WITH OUR BUSINESS

         In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY AND VERY LIMITED
RESOURCES.

         We are a recently incorporated development stage company with no significant operating results to date. Since we do not have a significant operating history, you will have no basis upon which to

evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

IF THIRD PARTIES BRING CLAIMS AGAINST US, THE PROCEEDS HELD IN TRUST COULD BE
REDUCED AND THE PER-SHARE LIQUIDATION PRICE RECEIVED BY STOCKHOLDERS WILL BE
LESS THAN $5.24 PER SHARE.

         Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims, which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.24 per share held in trust as of December 31, 2004 due to claims of creditors. If we liquidate before the completion of a business combination, Eric Rosenfeld, our chairman of the board, chief executive officer and president, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Rosenfeld will be able to satisfy those obligations.

SINCE WE HAVE NOT CURRENTLY SELECTED ANY TARGET INDUSTRY OR TARGET BUSINESS WITH
WHICH TO COMPLETE A BUSINESS COMBINATION, WE ARE UNABLE TO CURRENTLY ASCERTAIN
THE MERITS OR RISKS OF THE BUSINESS' OPERATIONS.

         Since we have not yet identified a prospective target business or target industry, there is no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, or in an industry characterized by a high level of risk, we may be affected by numerous risks inherent in the business operations of those entities or industries. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

WE MAY ISSUE SHARES OF OUR COMMON STOCK AND PREFERRED STOCK TO COMPLETE A
BUSINESS COMBINATION, WHICH WOULD REDUCE THE EQUITY INTEREST OF OUR STOCKHOLDERS
AND LIKELY CAUSE A CHANGE IN CONTROL OF OUR OWNERSHIP.

         Our certificate of incorporation authorizes the issuance of up to
30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have
7,200,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

         o    may significantly reduce the equity interest of stockholders;

         o    will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

         o    may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

         o    default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

         o    acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

         o    our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

         o    our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

IT IS LIKELY THAT OUR CURRENT OFFICERS AND DIRECTORS WILL RESIGN UPON
CONSUMMATION OF A BUSINESS COMBINATION AND WE WILL HAVE ONLY LIMITED ABILITY TO
EVALUATE THE MANAGEMENT OF THE TARGET BUSINESS.

         Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained.
Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

OUR OFFICERS AND DIRECTORS MAY ALLOCATE THEIR TIME TO OTHER BUSINESSES THEREBY
CAUSING CONFLICTS OF INTEREST IN THEIR DETERMINATION AS TO HOW MUCH TIME TO
DEVOTE TO OUR AFFAIRS. THIS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO
CONSUMMATE A BUSINESS COMBINATION.

         Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

SOME OF OUR OFFICERS AND DIRECTORS MAY IN THE FUTURE BECOME AFFILIATED WITH
ENTITIES ENGAGED IN BUSINESS ACTIVITIES SIMILAR TO THOSE INTENDED TO BE
CONDUCTED BY US AND, ACCORDINGLY, MAY HAVE CONFLICTS OF INTEREST IN DETERMINING
WHICH ENTITY A PARTICULAR BUSINESS OPPORTUNITY SHOULD BE PRESENTED TO.

         Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

ALL OF OUR OFFICERS AND DIRECTORS OWN SHARES OF OUR COMMON STOCK WHICH WILL NOT
PARTICIPATE IN LIQUIDATION DISTRIBUTIONS AND THEREFORE THEY MAY HAVE A CONFLICT
OF INTEREST IN DETERMINING WHETHER A PARTICULAR TARGET BUSINESS IS APPROPRIATE
FOR A BUSINESS COMBINATION.

         All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely.
Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

IT IS PROBABLE THAT WE WILL ONLY BE ABLE TO COMPLETE ONE BUSINESS COMBINATION,
WHICH WILL CAUSE US TO BE SOLELY DEPENDENT ON A SINGLE BUSINESS AND A LIMITED
NUMBER OF PRODUCTS OR SERVICES.

         As of December 31, 2004, we had $35,641,108 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business.
Accordingly, the prospects for our success may be:

         o    solely dependent upon the performance of a single business, or

         o    dependent upon the development or market acceptance of a single or limited number of products, processes or services.

         In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

BECAUSE OF OUR LIMITED RESOURCES AND THE SIGNIFICANT COMPETITION FOR BUSINESS
COMBINATION OPPORTUNITIES, WE MAY NOT BE ABLE TO CONSUMMATE A BUSINESS
COMBINATION WITH GROWTH POTENTIAL.

         We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING, IF REQUIRED, TO COMPLETE A
BUSINESS COMBINATION OR TO FUND THE OPERATIONS AND GROWTH OF THE TARGET
BUSINESS, WHICH COULD COMPEL US TO RESTRUCTURE THE TRANSACTION OR ABANDON A
PARTICULAR BUSINESS COMBINATION.

         Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target

business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.
None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

OUR EXISTING STOCKHOLDERS, INCLUDING OUR OFFICERS AND DIRECTORS, CONTROL A
SUBSTANTIAL INTEREST IN US AND THUS MAY INFLUENCE CERTAIN ACTIONS REQUIRING
STOCKHOLDER VOTE.

         Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

OUR OUTSTANDING WARRANTS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF
COMMON STOCK AND MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         We currently have outstanding warrants to purchase 13,600,000 shares of common stock and an option to purchase 300,000 shares of common stock and warrants to purchase an additional 600,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination.
Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

IF WE ARE UNABLE TO EFFECT A BUSINESS COMBINATION AND ARE FORCED TO LIQUIDATE,
OUR WARRANTS WILL EXPIRE WORTHLESS.

         If we do not complete a business combination by December 31, 2005, or by June 30, 2006 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of
IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

IF OUR FOUNDERS EXERCISE THEIR REGISTRATION RIGHTS, IT MAY HAVE AN ADVERSE
EFFECT ON THE MARKET PRICE OUR COMMON STOCK AND THE EXISTENCE OF THESE RIGHTS
MAY MAKE IT MORE DIFFICULT TO EFFECT A BUSINESS COMBINATION.

         Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their

registration rights with respect to all of their shares of common stock, then there will be an additional 1,500,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

OUR SECURITIES ARE QUOTED ON THE OTC BULLETIN BOARD, WHICH LIMITS THE LIQUIDITY
AND PRICE OF OUR SECURITIES.

         Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC
Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY, WE MAY BE REQUIRED TO INSTITUTE
BURDENSOME COMPLIANCE REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH
MAY MAKE IT DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

         If we are deemed to be an investment company under the Investment
Company Act of 1940, our activities may be restricted, including:

         o    restrictions on the nature of our investments; and

         o    restrictions on the issuance of securities,

         which may make it difficult for us to complete a business combination.

         In addition, we may have imposed upon us burdensome requirements, including:

         o    registration as an investment company;'

         o    adoption of a specific form of corporate structure; and

         o    reporting, record keeping, voting, proxy and disclosure
              requirements and other rules and regulations.

         We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in
Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

      RISKS ASSOCIATED WITH OUR ACQUISITION OF A TARGET BUSINESS IN CANADA

IF POLITICAL RELATIONS WITH CANADA DETERIORATE IN THE FUTURE, IT COULD, AMONG
OTHER THINGS, RESULT IN AN INCREASE IN TARIFFS AND TRADE RESTRICTIONS ON
PRODUCTS WE ULTIMATELY PRODUCE OR SELL FOLLOWING A BUSINESS COMBINATION.

         While political relations between Canada and the United States are currently stable, if political relations in the future become strained for any reason, it could result in the imposition of additional tariffs or trade barriers between the two countries. We cannot predict the timing or extent of any future tariffs or trade barriers that may be proposed. Such tariffs or trade barriers could negatively impact our future sales or profitability following a business combination.

IF WE COMPLETE A BUSINESS COMBINATION WITH A TARGET BUSINESS LOCATED IN CANADA,
INVESTORS LOCATED WITHIN THE UNITED STATES MAY BE UNABLE ABLE TO READILY ENFORCE
THEIR LEGAL RIGHTS IN CANADA.

         Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets may be located outside of the United States. As a result, it may not be possible for investors in the United States to readily enforce their legal rights, to successfully effect service of process upon our directors or officers or to easily enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

ITEM 2. DESCRIPTION OF PROPERTY

         We maintain our executive offices at 10 East 53rd Street, 36th Floor,
New York, New York pursuant to an agreement with Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, and Arnaud Ajdler, our chief financial officer and secretary. We pay Crescendo Advisors II LLC a monthly fee of $7,500, which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors
II LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our units, common stock and warrants are traded on the Over-the-Counter
Bulletin Board under the symbols APGOU, APGO and APGOW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on June 25, 2004 and since the common stock and warrants commenced public trading on July 7, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                            Units                   Common Stock            Warrants
                                                            -----                   ------------            --------
                                                       High        Low            High        Low       High        Low
                                                       ----        ---            ----        ---       ----        ---

      2005:
           First Quarter*................              8.00       6.55            5.50       4.96       1.17       0.78

      2004:
           Fourth Quarter................              6.70       5.71            5.09       4.73       0.84       0.55
           Third Quarter.................              6.20       5.71            4.95       4.70       0.80       0.58
           Second Quarter................              6.20       5.75             --         --         --         --

*Through March 11, 2005

HOLDERS

         As of March 14, 2005, there was one holder of record of our units, eight holders of record of our common stock and one holder of record of our warrants.

DIVIDENDS

         We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

         In April 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

           Stockholders                             Number of Shares
           ------------                             ----------------
           Eric S. Rosenfeld                             900,000
           Rosenfeld 1991 Children's Trust               100,000
           Leonard B. Schlemm                            50,000
           Colin D. Watson                               50,000
           James G. Dinan                                50,000
           Jon Bauer                                     50,000
           Arnaud Ajdler                                 50,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entity above were sold at a purchase price of approximately $0.02 per share. In May 2004, we authorized a 1.2-to-one stock split of our common stock, effectively lowering the purchase price to approximately $0.016 per share.

INITIAL PUBLIC OFFERING

            On June 30, 2004, we closed our initial public offering of 6,800,000 units, including 800,000 units issued upon exercise of the underwriters'
over-allotment option, with each unit consisting of one

share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $40,800,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-114816). The Securities and Exchange
Commission declared the registration statement effective on June 24, 2004.

            We paid a total of $2,448,000 in underwriting discounts and commissions and approximately $1,580,000 for other costs and expenses related to the offering, including $1,080,000 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $36,772,000, of which
$35,352,000 was deposited into a trust fund and the remaining proceeds
($1,420,000) available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $289,108 in interest through
December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We were formed on April 2, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         We consummated our initial public offering on June 30, 2004. All activity from April 2, 2004 through June 30, 2004 related to our formation and our initial public offering.

         Net Income for the fiscal year ended December 31, 2004 consisted of interest income on the trust fund investment of $289,108, interest on cash and cash equivalents of $7,674 offset by general and administrative expenses of
$46,750 for a monthly administrative services agreement, $10,014 for professional fees, $42,500 expense for officer liability insurance, $13,750 for travel expenses, $67,717 for income taxes and $45,625 for other expenses
(including $25,853 in franchise tax). The franchise tax and the income tax are calculated using a combination of income and capital.

         $35,352,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $1,420,000 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2004, we had cash outside of the trust fund of $1,219,597 and total liabilities of $23,232. We believe that we have sufficient available funds outside of the trust fund to operate through June 30,
2006, assuming that a business combination is not consummated during that time.
However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

         We are obligated to pay to Crescendo Advisors II LLC a monthly fee of
$7,500 for general and administrative services. In addition, in April and May
2004, Eric Rosenfeld advanced an aggregate of

$77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in July 2004 out of proceeds of our initial public offering.

ITEM 7.  FINANCIAL STATEMENTS

         This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROL AND PROCEDURES

         An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. Since our inception through
December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our current directors and executive officers are as follows:

             Name                       Age          Position
             ----                       ---          --------
             Eric S. Rosenfeld          47           Chairman of the Board of
                                                     Directors, Chief Executive
                                                     Officer and President

             Arnaud Ajdler              30           Chief Financial Officer,
                                                     Secretary and Director
             Leonard B. Schlemm         52           Director
             Jon Bauer                  48           Director
             Colin D. Watson            63           Director
             James G. Dinan             45           Director

         ERIC S. ROSENFELD has been our chairman of the board, chief executive officer and president since our inception. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000.
Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at
CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for nineteen years. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November
2001, until its sale to L-3 Communications. Mr. Rosenfeld is the chairman of the board of directors and chairman of the strategic planning committee of CPI
Aerostructures, Inc., an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the United
States Air Force and other branches of the U.S. armed forces. He is also a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada, a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the Finance and
Healthcare industries and a director of Hip Interactive, a Toronto Stock
Exchange-listed company that distributes and develops electronic entertainment products. Mr. Rosenfeld recently served as a director of AD OPT Technologies
Inc., which was a Toronto Stock Exchange-listed company until it was acquired by
Kronos Inc. in November 2004. Mr. Rosenfeld recently served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February
2004. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen's University Business Law School
Symposia, McGill Law School and the World Presidents' Organization. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an M.B.A. from Harvard
University and an A.B. degree in economics from Brown University.

         ARNAUD AJDLER has been our chief financial officer and secretary and a member of our board of directors since our inception. Mr. Ajdler has been an investment analyst at Crescendo Partners since September 2003. From January 2000 to July 2001, he worked as a management consultant at Mercer Management
Consulting, an international strategy consulting firm, before completing his
M.B.A. at Harvard Business School in June 2003. He also worked as an investment analyst at Tilson Capital, a New York-based hedge fund, as an investment banker at Deutsche Bank, a leading international financial service provider, and as a management consultant at the Boston Consulting Group. Mr. Ajdler received a B.S.
in engineering from the Free University of Brussels, Belgium, an S.M. in
Aeronautics from the Massachusetts Institute of Technology and an M.B.A from the
Harvard Business School.

         LEONARD B. SCHLEMM has been a member of our board of directors since our inception. He has been chairman of Sila Holdings, a Cyprus holding company which owns one of the largest chains of fitness centers in Russia, since March
1997 and the president of The Atwater Club, a private racquet club in Montreal, since February 2002. He also served as chairman of the board of AD OPT
Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he
served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world's largest privately owned and operated fitness center chains and was its chairman from September 1986 until
July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm received a Bachelor of Commerce degree from McGill
University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in
1975.

         JON BAUER has been a member of our board of directors since our inception. Since May 1995, Mr. Bauer has been the managing member and chief investment officer of Contrarian Capital Management, a multi-strategy distressed securities money management firm. From July 1986 to May 1995, he was managing director at Oppenheimer & Co., Inc. where he founded the High Yield
Department. Mr. Bauer received a B.A. (with honors) from Rutgers College and an
MBA from Harvard Business School.

         COLIN D. WATSON has been a member of our board of directors since our inception. From November 2003 through December 2004, Mr. Watson had been president and chief executive officer of Vector Aerospace Corporation, a company engaged in the aviation repair and overhaul industry. He is also a director of
Louisiana-Pacific Corporation, Rogers Communications, Great Lakes Carbon, OnX
Enterprise Solutions, B Split 11 Corporation, Cygnal Technologies Corporation,
Kasten Chase Applied Research, Northstar Aeropsace and Vector Aerospace. From
April 1996 until January 2002, Mr. Watson served in various positions with Spar
Aerospace. In December 2001, he retired from the office of vice-chairman of Spar
Aerospace, a position he had held since January 2001. From January 2000 to
December 2000, he was vice-chairman and chief executive officer of Spar
Aerospace and from April 1996 until December 1999, he was its president and chief executive officer. From April 1974 to April 1996, Mr. Watson was president and chief executive officer of Rogers Cable TV, one of Canada's largest cable providers, and a director of Rogers Communications Inc. as well as director, president and chief executive officer of Rogers Cable TV. Mr. Watson is a member of the Chairman's Advisory Council of Harbourfront Centre and Sunnybrook
Foundation, respectively, and is a past Chairman of the Toronto Film Festival.
Mr. Watson received a Ba.Sc. (Mechanical Engineering) from UBC and an MBA from the Richard Ivey School of Business at the University of Western Ontario.

         JAMES G. DINAN has been a member of our board of directors since our inception. Mr. Dinan has been the chief executive officer of York Capital
Management, a New York-based hedge fund that invests in various event-driven strategies, since he founded it in September 1991. From June 1985 to March 1991, he was affiliated with Kellner, DiLeo & Co., a New York Stock Exchange member firm specializing in risk arbitrage, and served as a general partner from
January 1989 to March 1991. Prior to joining Kellner, he was a member of the
Investment Banking Group of Donaldson, Lufkin & Jenrette, an investment banking firm. Mr. Dinan received his B.S. (summa cum laude) from the Wharton School,
University of Pennsylvania, and an MBA from Harvard Business School.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Leonard B. Schlemm and Jon Bauer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of
Colin D. Watson and James G. Dinan, will expire at the second annual meeting.
The term of office of the third class of directors, consisting of Eric S.
Rosenfeld and Arnaud Ajdler, will expire at the third annual meeting.

SPECIAL ADVISOR

         JOEL GREENBLATT is our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of
Gotham Capital III, L.P., an investment partnership he founded in April 1985. He is the former chairman of the board and a former board member of Alliant
Techsystems, a New York Stock Exchange-listed aerospace and defense contractor.
Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches "Security Analysis." Mr. Greenblatt is the author of "You Can Be A
Stock Market Genius" (Simon & Schuster, 1997). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting

persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

         In July 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Arpeggio Acquisition Corporation, 10 East 53rd Street, 36th Floor,
New York, New York 10022.

ITEM 10. EXECUTIVE COMPENSATION

         Commencing June 24, 2004 and ending upon the acquisition of a target business, we are paying Crescendo Advisors II LLC, an affiliate of Eric
Rosenfeld and Arnaud Ajdler, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination.
However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2005 by:

         o    each person known by us to be the beneficial owner of more than 5%
              of our outstanding shares of common stock;

         o    each of our officers and directors; and

         o    all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                              Amount and Nature
                                                of Beneficial      Percent of
Name and Address of Beneficial Owner(1)           Ownership          Class
--------------------------------------            ---------          -----

Eric S. Rosenfeld                                1,200,000(2)        14.5%
Barry Rubenstein(3)                                501,000(4)         6.0%
Israel Englander(5)                                490,000(6)         5.9%

Sapling, LLC(7)                                    417,150(8)         5.0%
Leonard B. Schlemm(9)                               60,000              *
Colin D. Watson(10)                                 60,000              *
James G. Dinan(11)                                  60,000              *
Jon Bauer(12)                                       60,000              *
Arnaud Ajdler                                       60,000              *

All directors and executive
officers as a group (6                           1,500,000(13)       18.1%
individuals)
         -----------------------------------
*        Less than 1%.

(1)      Unless otherwise noted, the business address of each of the following is 10 East 53rd Street, 36th Floor, New York, New York 10022.
(2)      Includes 120,000 shares of common stock held by the Rosenfeld 1991
         Children's Trust, of which Mr. Rosenfeld's wife is the sole trustee.
         Does not include 750,000 shares of common stock issuable upon exercise of warrants held by Mr. Rosenfeld that are not currently exercisable and will not become exercisable within 60 days.
(3)      Mr. Rubenstein's business address is 68 Wheatley Road, Brookville, New
         York 11545 (4) Includes (i) 200,000 shares of common stock owned by
         Woodland Partners, (ii) 121,000 shares of common
         stock owned by the Barry Rubenstein Rollover IRA account, (iii) 120,000 shares of common stock owned by Woodland Venture Fund and (iv) 60,000 shares of common stock owned by Seneca Ventures. Barry Rubenstein is a general partner of Seneca Ventures, Woodland Venture Fund and Woodland
         Partners and an officer and director of Woodland Services Corp. Does not include (i) 400,000 shares of common stock issuable upon exercise of warrants held by Woodland Partners, (ii) 242,000 shares of common stock issuable upon exercise of warrants held by the Barry Rubenstein
         Rollover IRA account, (iii) 240,000 shares of common stock issuable upon exercise of warrants held by Woodland Venture Fund and 120,000 shares of common stock issuable upon exercise of warrants held by
         Seneca Ventures, all of which warrants are not exercisable and will not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange
         Commission on July 9, 2004.
(5)      The business address of Israel Englander is c/o Millennium Management,
         L.L.C., 666 Fifth Avenue, New York, New York 10103.
(6)      Represents 490,000 shares of common stock held by Millenco, L.P.
         Millennium Management, L.L.C. is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr.
         Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005
(7)      The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor,
         New York, New York 10017. (8) The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange
         Commission on January 28, 2005
(9)      The business address of Mr. Schlemm is c/o The Atwater Club, 3505
         Avenue Atwater, Montreal, Quebec H3W 1Y2.
(10)     The business address of Mr. Watson is 72 Chestnut Park Rd, Toronto,
         Ontario , M4W1W8.

(11)     The business address of Mr. Dinan is c/o York Capital Management, 390
         Park Avenue, New York, New York 10022.
(12)     The business address of Mr. Bauer is 411 W. Putnam Ave., Ste 225,
         Greenwich, Connecticut 06830.
(13)     Does not include 750,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

         All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental
Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

         Eric S. Rosenfeld may be deemed to be our "parent" and "promoter," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 2004, we issued 1,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of
$0.02 per share, as follows:

                                              Number of
         Name                                  Shares               Relationship to Us
         ----                                  ------               ------------------

         Eric S. Rosenfeld                    900,000           Chairman of the Board, Chief
                                                                Executive Officer and President
         Rosenfeld 1991 Children's Trust      100,000           Stockholder
         Leonard B. Schlemm                    50,000           Director
         Colin D. Watson                       50,000           Director
         James G. Dinan                        50,000           Director
         Jon Bauer                             50,000           Director
         Arnaud Ajdler                         50,000           Chief Financial Officer,
                                                                Secretary and Director

         On May 25, 2004, our board of directors authorized a 1.2-to-one forward stock split of our common stock, effectively lowering the purchase price to
$0.016 per share.

         Pursuant to an escrow agreement between us, the Founders and
Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

         o    June 24, 2007;

         o    our liquidation; or

         o    the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back"
registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

         Each of our Founders also entered into a letter agreement with us and
EarlyBirdCapital pursuant to which, among other things:

         o    each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

         o    if we fail to consummate a business combination by December 31,
              2005 (or by June 30, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

         o    each waived any and all rights he may have to receive any
              distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

         o    each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable
              opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

         o    each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the
              Founders unless we obtain an opinion from an independent
              investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

         o    each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

         o    each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

         Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president and Arnaud Ajdler, a director and chief financial officer, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space

and certain office and secretarial services, as we may require from time to time. We have agreed to pay Crescendo Advisors II LLC $7,500 per month for these services.

         During 2004, Eric S. Rosenfeld advanced an aggregate of $77,500 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of April 14, 2005 or the consummation of our initial public offering. This loan was repaid in July 2004.

         We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

         Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

         All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS AND LISTS

The following Exhibits are filed as part of this report.

    Exhibit No.       Description
    -----------       -----------

         3.1          Certificate of Incorporation. (1)

         3.2          By-laws. (1)

         4.1          Specimen Unit Certificate. (1)

         4.2          Specimen Common Stock Certificate. (1)

         4.3          Specimen Warrant Certificate. (1)

         4.4          Form of Unit Purchase Option granted to EarlyBirdCapital,
                      Inc. (1)

         4.5          Form of Warrant Agreement between Continental Stock
                      Transfer & Trust Company and the Registrant. (1)

         10.1         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Eric S. Rosenfeld (1)

         10.2         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Rosenfeld 1991 Children's Trust (1)

         10.3         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Leonard B. Schlemm (1)

         10.4         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Colin D. Watson (1)

         10.5         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and James G. Dinan (1)

         10.6         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Jon Bauer (1)

         10.7         Letter Agreement among the Registrant, EarlyBirdCapital,
                      Inc. and Arnaud Ajdler (1)

         10.8         Form of Investment  Management Trust Agreement between
                      Continental Stock Transfer & Trust Company and the
                      Registrant. (1)

         10.9         Form of Stock Escrow Agreement between the Registrant,
                      Continental Stock Transfer & Trust Company and the
                      Founders. (1)

         10.10        Form of Letter Agreement between Crescendo Advisors II LLC and Registrant regarding administrative support. (1)

         10.11        Promissory Note, dated April 14, 2004, in the principal
                      amount of $70,000 issued to Eric S. Rosenfeld. (1)

         10.11        Registration Rights Agreement among the Registrant and the
                      Founders. (1)

         10.12        Warrant Purchase Agreement among Eric S. Rosenfeld and
                      EarlyBirdCapital, Inc. (1)

         14           Code of Ethics (2)

         31.1         Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2         Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         32           Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

         (1)  Incorporated by reference to the Registrant's Registration
              Statement on Form S-1 (SEC File No. 333-114816).

         (2)  Incorporated by reference to the Registrant's Quarterly Report on
              Form 10-QSB for the quarter ended June 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

         During the fiscal year ended December 31, 2004, the fees for our principal accountant are $38,000 in connection with our initial public offering
(financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2004), the review of our June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.

AUDIT-RELATED FEES

         During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                                                            ARPEGGIO ACQUISITION
                                                                     CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

 FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-2

     Balance Sheet F-3
     Statement of Operations                                            F-4
     Statement of Stockholders' Equity                                  F-5
     Statement of Cash Flows                                            F-6

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES                             F-7

 NOTES TO FINANCIAL STATEMENTS                                     F-8-F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Arpeggio Acquisition Corporation
New York, NY

We have audited the accompanying balance sheet of Arpeggio Acquisition
Corporation (a corporation in the development stage) as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the period from April 2, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1, the Company's Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of its initial public offering ("Offering") (such date would be
December 31, 2005) or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arpeggio Acquisition
Corporation as of December 31, 2004 and the related statements of operations and cash flows for the period from April 2, 2004 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of
America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY

March 3, 2005

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                 BALANCE SHEET
--------------------------------------------------------------------------------
                                                                 December 31,
                                                                     2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $   1,219,597
     U.S. Government Securities held in Trust Fund (Note 1)           35,634,814
     Accrued interest receivable held in Trust Fund (Note 1)               6,294
     Prepaid expenses                                                     42,500
                                                                  --------------
          Total current assets                                       36,903,205
                                                                  =============

          Total assets                                             $  36,903,205
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued expenses                                              $      26,922
     Income tax payable                                                    8,757
                                                                  --------------
             Total current liabilities                                    35,679

Common stock, subject to possible redemption,
     1,359,320 shares at redemption value (Note 1)                     6,932,532
                                                                  --------------

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value, Authorized
       1,000,000 shares; none issued
     Common stock, $.0001 par value
       Authorized 30,000,000 shares; Issued and outstanding
          8,300,000 shares (which includes 1,359,320 subject
          to possible redemption)                                            830
     Additional paid-in capital                                       29,863,738
   Retained earnings accumulated during development stage                 70,426
                                                                  --------------

     Total stockholders' equity                                       29,934,994
                                                                  --------------
Total liabilities and stockholders' equity                         $  36,903,205
                                                                  ==============
          See accompanying summary of significant accounting policies and notes to financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Period from
                                                               April 2, 2004
                                                              (inception) to
                                                             December 31, 2004

--------------------------------------------------------------------------------

Expenses:
     General and administrative expenses (Note 4)                  $   (158,639)
                                                                  --------------

     Operating loss                                                    (158,639)
                                                                  --------------

Interest income                                                          296,782
                                                                  --------------

Net income before provision for income taxes                             138,143
                                                                  --------------

Provision for income taxes (Note 7)                                     (67,717)
                                                                  --------------

Net income                                                         $      70,426
                                                                  --------------

Basic and fully diluted net income per share                                0.01
                                                                  --------------

Weighted average common shares outstanding                             6,091,241
                                                                  --------------

           See accompanying summary of significant accounting policies and notes to financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                               STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                Retained earnings
                                                                                    Additional     accumulated
                                          Preferred Stock        Common Stock         Paid-In       during the
                                        Shares       Amount   Shares       Amount     Capital    development stage    Total
------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 2004 (inception)        ----   $  ----        ---        $ ---      $ ---        $        ---   $       ---

Issuance of common stock to
     initial stockholders                 ----      ----   1,500,000         150      24,850                ---        25,000

Sale of 6,800,000 units and underwriter's options,
net of underwriters' discount, and offering
expenses (includes 1,359,320 shares
subject to possible redemption)           ----      ----   6,800,000         680  29,838,888                ---     29,839,568

Net income for the period                 ----      ----       ----          ---        ----             70,426         70,426

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                ----      ----  8,300,000        $ 830  $29,863,738           $70,426   $ 29,934,994
                                                          =========        =====  ===========           =======   ============
------------------------------------------------------------------------------------------------------------------------------

      See accompanying summary of significant accounting policies and notes to financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  April 2, 2004
                                                                 (inception) to
                                                               December 31, 2004

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income for the period                                     $    70,426
     Adjustments to reconcile net income to net cash used in
          operating activities:

          Gain on maturity of U.S. Government Securities
          held in Trust Fund                                          (282,814)
          Change in operating assets and liabilities:
          Increase in accrued expenses                                  26,922
          Increase in income tax payable                                 8,757
          Increase in prepaid expenses                                 (42,500)
          Increase in accrued interest receivable                       (6,294)
                                                                   ------------
               Net cash used in operating activities                  (225,503)
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of U.S. Government Securities held in Trust Fund    (70,984,900)
     Maturity of U.S. Government Securities held in Trust Fund      35,633,000
                                                                   ------------
          Net cash used in investing activities                    (35,351,900)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering of 6,800,000 units net           36,772,000
     Proceeds from issuance of common
          stock to initial stockholders                                 25,000
     Proceeds from options                                                 100
     Proceeds from note payable, stockholder                            77,500
     Repayment of note payable, stockholder                            (77,500)
       Net cash provided by financing activities                   ------------
                                                                    36,797,000

Net increase in cash and cash equivalents                            1,219,597
                                                                   ------------
Cash and cash equivalents at beginning of the period                      ----
                                                                   ------------
Cash and cash equivalents at end of the period                     $ 1,219,597
                                                                   ------------

Supplemental disclosure for cash flow information:
       Cash paid during the year for income taxes                  $    58,960
                                                                   ------------

See accompanying summary of significant accounting policies and notes to financial statements

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

INCOME TAXES                        The Company follows Statement of Financial
                                    Accounting Standards No. 109 ("SFAS No.
                                    109"), "Accounting for Income Taxes" which
                                    is an asset and liability approach that
                                    requires the recognition of deferred tax
                                    assets and liabilities for the expected
                                    future tax consequences of events that have
                                    been recognized in the Company's financial
                                    statements or tax returns. At December 31,
                                    2004, there are no deferred taxes.

NET INCOME PER SHARE                Basic net income per share is calculated by
                                    dividing net income by the weighted average
                                    number of common shares outstanding during
                                    the period. No effect has been given to
                                    potential issuances of common stock from
                                    warrants or the underwriter option in the
                                    diluted computation, as their effect would
                                    be antidilutive.

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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND
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

                                    On June 30, 2004, the Company consummated an
                                    Initial Public Offering ("Offering") and
                                    raised net proceeds of $36,772,000, which is
                                    discussed in Note 2. The Company's
                                    management has broad discretion with respect
                                    to the specific application of the net
                                    proceeds of this Offering, although
                                    substantially all of the net proceeds of
                                    this Offering are intended to be generally
                                    applied toward consummating a business
                                    combination with a operating business in the
                                    United States or Canada ("Business
                                    Combination"). Furthermore, there is no
                                    assurance that the Company will be able to
                                    successfully effect a Business Combination.
                                    An amount of $35,641,108 (which includes
                                    accrued interest receivable) is being held
                                    in an interest bearing trust account ("Trust
                                    Fund") until the earlier of (i) the
                                    consummation of its first Business
                                    Combination or (ii) liquidation of the
                                    Company. Under the agreement governing the
                                    Trust Fund, funds will only be invested in
                                    United Stated government securities
                                    (treasury bills) with a maturity of 180 days
                                    or less. The remaining net proceeds (not
                                    held in trust) may be used to pay for
                                    business, legal and accounting due diligence
                                    on prospective acquisitions and continuing
                                    general and administrative expenses.

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

                                    The Company's Certificate of Incorporation
                                    provides for mandatory liquidation of the
                                    Company, without stockholder approval, in
                                    the event that the Company does not
                                    consummate a Business Combination within 18
                                    months from the date of the consummation of
                                    the Offering, or 24 months from the
                                    consummation of the Offering if certain
                                    extension criteria have been satisfied. In
                                    the event of liquidation, it is likely that
                                    the per share value of the residual assets
                                    remaining available for distribution
                                    (including Trust Fund assets) will be less
                                    than the initial public Offering price per
                                    share in the Offering due to costs related
                                    to the Offering (assuming no value is
                                    attributed to the warrants contained in the
                                    Units in the Offering discussed in Note 2).

2.   OFFERING                       The Company sold 6,800,000 units ("Units")
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
                                    will entitle the holder to purchase from the
                                    Company one share of common stock at an
                                    exercise price of $5.00 commencing the later
                                    of the completion of a Business Combination
                                    with a target business or one

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                    year from the effective date of the Offering
                                    and expiring four years from the effective
                                    date of the Offering. The Warrants will be
                                    redeemable at a price of $.01 per Warrant
                                    upon 30 days notice after the Warrants
                                    become exercisable, only in the event that
                                    the last sale price of the common stock is
                                    at least $8.50 per share for any 20 trading
                                    days within a 30 trading day period ending
                                    on the third day prior to date on which
                                    notice of redemption is given. In connection
                                    with this Offering, the Company issued an
                                    option for $100 to the representative of the
                                    underwriters to purchase 300,000 units at an
                                    exercise price of $9.90 per Unit. In
                                    addition, the warrants underlying such Units
                                    are exercisable at $6.25 per share.

3.   NOTES PAYABLE,
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
                                    Offering.

4.   COMMITMENT                     The Company presently occupies office space
                                    provided by an affiliate of an Initial
                                    Stockholder. Such affiliate has agreed that,
                                    until the acquisition of a target business
                                    by the Company, it will make such office
                                    space, as well as certain office and
                                    secretarial services, available to the
                                    Company, as may be required by the Company
                                    from time to time. The Company pays such
                                    affiliate $7,500 per month for such services
                                    commencing on June 24, 2004, the effective
                                    date of the Offering and $46,750 is included
                                    in general and administrative expense for
                                    such services.

5.   PREFERRED STOCK                The Company is authorized to issue 1,000,000
                                    shares of preferred stock with such
                                    designations, voting and other rights and
                                    preferences as may be determined from time
                                    to time by the Board of Directors.

6.   COMMON STOCK                   The Company's Board of Directors authorized
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

                                    At December 31, 2004, there were 14,500,000
                                    shares of common stock reserved for issuance
                                    upon exercise of redeemable warrants and
                                    underwriters' unit purchase option.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

7.   INCOME TAXES                   Provision for income taxes consist of:

                                                        For the Period from
                                                       April 2, 2004 (inception)
                                                      to December 31, 2004

                  Current:
                           Federal                   $   18,609
                           State and local                49,008
                                                     -----------
                                                     $   67,717
                                                     ===========

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the
14th day of March 2005.

                           ARPEGGIO ACQUISITION CORPORATION

                                            By:/s/ Eric S. Rosenfeld
                                               --------------------------
                                               Eric S. Rosenfeld
                                               Chairman, Chief Executive Officer
                                               and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                       Title                              Date
----                                                       -----                              ----

/s/ Eric S. Rosenfeld                    Chairman of the Board, Chief Executive          March 14, 2005
---------------------                    Officer and President (Principal
Eric S. Rosenfeld                        Executive Officer)

/s/ Arnaud Ajdler                        Chief Financial Officer, Secretary and
----------------                         Director (Chief Accounting Officer and
Arnaud Ajdler                            Principal Account Officer)                      March 14, 2005

/s/ Leonard B. Schlemm                   Director                                        March 14, 2005
----------------------
Leonard B. Schlemm

/s/ Jon Bauer                            Director                                        March 14, 2005
-------------
Jon Bauer

/s/ Colin D. Watson                      Director                                        March 14, 2005
-------------------
Colin D. Watson

/s/ James G. Dinan                       Director                                        March 14, 2005
------------------
James G. Dinan