Form 10QSB
period 2005-03-31
ARPEGGIO ACQUISITION CORP
filed 2005-05-13
CIK 1287808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005
                                    --------------
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from               to
                                   ---------------   ----------------

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
Yes [X] No [ ]

     As of May 13, 2005, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

    Item 1 -Financial Statements (Unaudited):

      Balance Sheets                                                          3

      Statements of Operations                                                4

      Statement of Stockholders' Equity                                       5

      Statements of Cash Flows                                                6

      Summary of Significant Accounting Policies                              7

      Notes to Financial Statements                                           8

    Item 2 - Management's Discussion and Analysis or Plan of Operation       12

    Item 3 - Controls and Procedures                                         13

Part II.  Other Information

    Item 2 - Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                                   14

    Item 6 - Exhibits and Reports on Form 8-K                                14

Signatures                                                                   15

                                        2

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      MARCH 31,         DECEMBER 31,
                                                                                        2005                2004
                                                                                     (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

     Cash and cash equivalents                                                       $  1,135,425      $  1,219,597
     U.S. Government Securities held in Trust Fund (Note 2)                            35,830,291        35,634,814
     Accrued interest receivable, Trust Fund (Note 2)                                       5,154             6,294
     Prepaid expenses                                                                      21,250            42,500
                                                                                    -------------     -------------
          Total current assets                                                         36,992,120        36,903,205
                                                                                    -------------     -------------

          Total assets                                                               $ 36,992,120      $ 36,803,205
                                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Income tax payable                                                              $     15,643      $     26,922
     Accrued expenses                                                                      12,797             8,757
                                                                                    -------------     -------------
           Total current liabilities                                                       28,440            35,679
                                                                                    -------------     -------------
Common stock, subject to possible conversion,
     1,359,320 shares at conversion value (Note 2)                                     6,932,532          6,932,532
                                                                                    -------------     -------------

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares; Issued and outstanding
             8,300,000 shares (which includes 1,359,320 subject
             to possible conversion)                                                          830               830
     Additional paid-in capital                                                        29,863,738        29,863,738
     Retained earnings accumulated during development stage                               166,580            70,426
                                                                                    -------------     -------------

          Total stockholders' equity                                                   30,031,148        29,934,994
                                                                                    -------------     -------------
Total liabilities and stockholders' equity                                           $ 36,992,120      $ 36,903,205
                                                                                    =============     =============

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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS           PERIOD FROM
                                                              ENDED              APRIL 2, 2004
                                                          MARCH 31, 2005        (INCEPTION) TO
                                                                                MARCH 31, 2005
--------------------------------------------------------------------------------------------------------------
Expenses:

     General and administrative expenses (Note 5)        $   (55,182)           $   (213,821)
                                                         -----------            -------------

     Operating loss                                          (55,182)               (213,821)
                                                         -----------            -------------

     Interest income                                         198,695                 495,477
                                                         -----------            -------------

Net income before provision for income taxes                 143,513                 281,656
                                                         -----------            -------------

Provision for income taxes (Note 8)                          (47,359)               (115,076)
                                                         -----------            -------------

Net income                                                    96,154                 166,580
                                                         -----------            -------------

Basic and fully diluted net income per share                    0.01
                                                         -----------

Weighted average common shares outstanding                 8,300,000
                                                         -----------

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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                        Retained earnings
                                                                                             Additional     accumulated
                                                Preferred Stock           Common Stock        Paid-In       during the
                                              Shares       Amount      Shares     Amount      Capital    development stage    Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 2004 (inception)            ----      $  ----         ---       $ ---           $ ---        $  ---   $        ---

Issuance of common stock to
     initial stockholders                     ----         ----      1,500,000      150          24,850           ---         25,000

Sale of 6,800,000 units and underwriter's
   options, net of underwriters'
   discount and offering expenses (includes
   1,359,320 shares subject to possible       ----         ----      6,800,000      680      29,838,888           ---     29,839,568
   conversion)

Net income for the period                     ----         ----        ----         ---            ----        70,426         70,426

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                    ----         ----      8,300,000    $ 830     $29,863,738       $70,426   $ 29,934,994
------------------------------------------------------------------------------------------------------------------------------------

Net income for the period (unaudited)         ----         ----        ----         ---            ----        96,154         96,154

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005 (unaudited)           ----      $  ----      8,300,000    $ 830     $29,863,738      $166,580    $30,031,148
                                                                    ==========    =====     ===========      ========    ===========
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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  Three months            April 2, 2004
                                                                                      ended              (inception) to
                                                                                  March 31, 2005         March 31, 2005
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                                             $      96,154             $     166,580
       Adjustments to reconcile net income to net cash used in
           operating activities:

            Gain on maturity of U.S. Government Securities
            held in Trust Fund                                                     (192,186)                 (475,000)

           (Decrease) increase in prepaid expenses                                   21,250                   (21,250)
           (Decrease) increase in accrued interest receivable                         1,140                    (5,154)
           (Decrease) increase in income tax payable                                (11,279)                   15,643
           Increase in accrued expenses                                               4,040                    12,797
                                                                              -------------             -------------
               Net cash used in operating activities                                (80,881)                 (306,384)
                                                                              -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of U.S. Government Securities held in Trust Fund                 (35,830,291)             (106,815,291)
     Maturity of U.S. Government Securities held in Trust Fund                   35,827,000                71,460,000
                                                                              -------------             -------------
         Net cash used in investing activities                                       (3,291)               35,355,291

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering of 6,800,000 units net                                --                36,772,000
     Proceeds from issuance of common
          stock to initial stockholders                                                  --                    25,000
     Proceeds from option                                                                --                       100
     Proceeds from note payable, stockholder                                             --                    77,500
     Repayment of note payable, stockholder                                              --                   (77,500)
                                                                              -------------             -------------
       Net cash provided by financing activities                                          0                36,797,100

Net increase in cash and cash equivalents                                           (84,172)                1,135,425
                                                                              -------------             -------------
Cash and cash equivalents at beginning of the period                              1,219,597                      ----
                                                                                                        -------------
Cash and cash equivalents at end of the period                                $   1,135,425             $   1,135,425
                                                                              -------------             -------------
Supplemental disclosure from cash flow information:
       Cash paid during the period for income taxes                           $      40,473             $      58,960
                                                                              -------------             -------------

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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION         The accompanying financial statements are
                                  unaudited and have been prepared in accordance
                                  with accounting principles generally accepted
                                  in the United States of America for interim
                                  financial information and with the
                                  instructions to Form 10-QSB. Accordingly,
                                  certain information and footnote disclosures
                                  normally included in financial statements
                                  prepared in accordance with accounting
                                  principles generally accepted in the United
                                  States have been omitted pursuant to such
                                  rules and regulations. These financial
                                  statements should be read in conjunction with
                                  the Company's audited financial and related
                                  disclosures for the period ended December 31,
                                  2004 included in the Company's Form 10-KSB.

                                  In the opinion of management, all adjustments
                                  (consisting primarily of normal accruals) have
                                  been made that are necessary to present fairly
                                  the financial position of the Company as of
                                  March 31, 2005 and the results of its
                                  operations and its cash flows for the three
                                  month period ended March 31, 2005 and from
                                  April 2, 2004 (inception) to March 31, 2005.
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
                                  $25,000 on April 2, 2004.

                                  On June 30, 2004, the Company consummated an
                                  Initial Public Offering ("Offering") and
                                  raised net proceeds of $36,772,000 which is
                                  discussed in Note 3. The Company's management
                                  has broad discretion with respect to the
                                  specific application of the net proceeds of
                                  this Offering, although substantially all of
                                  the net proceeds of this Offering are intended
                                  to be generally applied toward consummating a
                                  business combination with a operating business
                                  in the United States or Canada ("Business
                                  Combination"). Furthermore, there is no
                                  assurance that the Company will be able to
                                  successfully effect a Business Combination. As
                                  of March 31, 2005, an amount of $35,835,445
                                  (which includes accrued interest of $5,154) is
                                  being held in an interest bearing trust
                                  account ("Trust Fund") until the earlier of
                                  (i) the consummation of its first Business
                                  Combination or (ii) liquidation of the
                                  Company. Under the agreement governing the
                                  Trust Fund, funds will only be invested in
                                  United Stated government securities (treasury
                                  bills) with a maturity of 180 days or less.
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

                                  With respect to a Business Combination, which
                                  is approved and consummated, any Public
                                  Stockholder who voted against the Business
                                  Combination may demand that the Company
                                  convert his shares. The per share conversion
                                  price will equal the amount in the Trust Fund
                                  as of the record date for determination of
                                  stockholders entitled to vote on the Business
                                  Combination divided by the number of shares of
                                  common stock held by Public Stockholders at
                                  the consummation of the Offering. Accordingly,
                                  Public Stockholders holding 19.99% of the
                                  aggregate number of shares owned by all Public
                                  Stockholders may seek conversion of their
                                  shares in the event of a Business Combination.
                                  Such Public Stockholders are entitled to
                                  receive their per share interest in the Trust
                                  Fund computed without regard to the shares
                                  held by Initial Stockholders. In this respect,
                                  $6,932,532 has been classified as common stock
                                  subject to possible conversion.

                                  The Company's Certificate of Incorporation
                                  provides for mandatory liquidation of the
                                  Company, without stockholder approval, in the
                                  event that the Company does not consummate a
                                  Business Combination within 18 months from the
                                  date of the consummation of the Offering (such
                                  date would be December 31, 2005), or 24 months
                                  from the consummation of the Offering if
                                  certain extension criteria have been
                                  satisfied. In the event of liquidation, it is
                                  likely that the per share value of the
                                  residual assets remaining available for
                                  distribution (including Trust Fund assets)
                                  will be less than the initial public Offering
                                  price per share in the Offering due to costs
                                  related to the Offering (assuming no value is
                                  attributed to the warrants contained in the
                                  Units in the Offering discussed in Note 3).

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
                                  Approximately, $22,500 for the three-month
                                  period ended March 31, 2005 and $69,250 for
                                  the period from April 2, 2004 (inception) to
                                  March 31, 2005 is included in general and
                                  administrative for such services.

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

                                  At March 31, 2005, there were 14,500,000
                                  shares of common stock reserved for issuance
                                  upon exercise of redeemable warrants and
                                  underwriters' unit purchase option.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  INCOME TAXES                  Provision for income taxes consist of:

                               For the three months     For the Period from
                               ended March 31, 2005   April 2, 2004 (inception)
                                                          to March 31, 2005

     Current:
              Federal                $    13,015             $     31,624
              State and local             34,344                   83,452
                                    ------------            -------------
                                     $    47,359             $   115,076
                                     ===========             ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's
Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including other risks detailed from time to time in the Company's reports filed with the Securities and
Exchange Commission.

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

         Net Income for the three months ended March 31, 2005 of $96,154 consisted of interest income on the Trust Fund investment of $194,337, interest on cash and cash equivalents of $4,358 offset by general and administrative expenses of $22,500 for a monthly administrative services agreement, $2,081 for professional fees, $21,250 for officer liability insurance, $3,179 for travel,
$47,359 for income taxes and $6,171 for other expenses.

         Net Income for the period from April 2, 2004 (inception) to March 31,
2005 of $166,580 consisted of interest income on the Trust Fund investment was
$483,445, interest on cash and cash equivalents of $12,032 offset by general and administrative expenses of $69,250 for a monthly administrative services agreement, $12,095 for professional fees, $63,750 for officer liability insurance, $16,929 for travel, $115,076 for income taxes and $51,796 for other expenses (including $25,853 in franchise tax).

         We consummated our initial public offering on June 30, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $40,800,000. After deducting offering expenses of $1,580,000 including $1,080,000 evidencing the underwriters'
non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,448,000, net proceeds were $36,772,000. Of this amount,
$35,352,000 was placed in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through
June 30, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $180,000 for the administrative fee payable to Crescendo Advisors II LLC ($7,500 per month for two years), $150,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $870,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $115,000 for director and officer liability insurance premiums. We do

not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were
$36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2005, we have used approximately $306,384 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

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

Dated: May 13, 2005
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

