Form 10QSB
period 2005-06-30
ARPEGGIO ACQUISITION CORP
filed 2005-08-11
CIK 1287808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2005

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
Yes [X] No [ ]

     As of August 11, 2005, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                                          Page
                                                                          ----
Part I:  Financial Information:

  Item 1 - Financial Statements (Unaudited):

    Balance Sheets                                                          3

    Statements of Operations                                                4

    Statement of Stockholders' Equity                                       5

    Statements of Cash Flows                                                7

    Summary of Significant Accounting Policies                              9

    Notes to Financial Statements                                          10

  Item 2 - Management's Discussion and Analysis or Plan of Operation       14

  Item 3 - Controls and Procedures                                         15

Part II.  Other Information

  Item 2 - Changes in Securities and Small Business Issuer Purchases
           of Equity Securities                                            16

  Item 6 - Exhibits                                                        16

Signatures                                                                 17

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------



                                                               June 30,
                                                                 2005          December 31,
                                                              (unaudited)         2004
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                   $    991,355    $  1,219,597
  U.S. Government Securities held in Trust Fund (Note 2)        36,077,888      35,634,814
  Accrued interest receivable, Trust Fund (Note 2)                   1,666           6,294
  Prepaid expenses                                                       0          42,500
                                                              ------------    ------------
    Total current assets                                        37,070,909      36,903,205
                                                              ------------    ------------
    Total assets                                              $ 37,070,909    $ 36,903,205
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                   6,128           8,757
  Income tax payable                                          $     74,170    $     26,922
                                                              ------------    ------------
    Total current liabilities                                       80,298          35,679
                                                              ------------    ------------
Common stock, subject to possible conversion,
  1,359,320 shares at conversion value (Note 2)                  7,212,303       7,124,657
                                                              ------------    ------------
Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
  Preferred stock, $.0001 par value, Authorized
    1,000,000 shares; none issued
  Common stock, $.0001 par value
    Authorized 30,000,000 shares; Issued and outstanding
      8,300,000 shares (which includes 1,359,320 subject
      to possible conversion)                                          830             830
  Additional paid-in capital                                    29,583,967      29,671,613
  Retained earnings accumulated during development stage           193,511          70,426
                                                              ------------    ------------
    Total stockholders' equity                                  29,778,308      29,742,869
                                                              ------------    ------------
Total liabilities and stockholders' equity                    $ 37,070,909    $ 36,903,205
                                                              ============    ============


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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------



                                                           Period from                          Period from
                                          Three months    April 2, 2004      Six months        April 2, 2004
                                              ended       (inception) to        ended         (inception) to
                                          June 30, 2005   June 30, 2004     June 30, 2005      June 30, 2005
-------------------------------------------------------------------------------------------------------------

Expenses:
  General and administrative
    expenses (Note 5)                      $ (148,909)      $   (3,489)       $ (204,091)        $ (362,730)
                                           ----------       ----------        ----------         ----------
  Operating loss                             (148,909)          (3,289)         (204,091)          (362,730)
                                           ----------       ----------        ----------         ----------
  Interest income                             248,551               --           447,246            744,028
                                           ----------       ----------        ----------         ----------
Net income before provision for
  income taxes                                 99,642           (3,489)          243,155            381,298
                                           ----------       ----------        ----------         ----------
Provision for income
  taxes (Note 8)                              (72,711)              --          (120,070)          (187,787)
                                           ----------       ----------        ----------         ----------
Net income                                     26,931           (3,489)          123,085            193,511
                                           ----------       ----------        ----------         ----------
Accretion of Trust Fund relating
  to common stock subject to
  possible conversion                         (48,798)              --           (87,646)
                                           ----------       ----------        ----------
Net income (loss) attributable
  to other common stockholders               $(21,867)      $   (3,489)       $   35,439
                                           ----------       ----------        ----------
Basic and fully diluted
  Income/(loss) per share                       (0.00)           (0.00)             0.00
                                           ----------       ----------        ----------
Weighted average common
  shares outstanding                        8,300,000        1,576,404         8,300,000
                                           ----------       ----------        ----------


         See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                        Retained earnings
                                                                                            Additional    accumulated
                                                Preferred Stock          Common Stock        Paid-In       during the
                                               Shares      Amount     Shares      Amount     Capital   development stage     Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, April 2, 2004 (inception)                ---    $    ---       ---     $    ---    $   ---       $    ---         $    ---

Issuance of common stock to
  initial stockholders                            ---         ---    1,500,000       150       24,850          ---           25,000

Sale of 6,800,000 units and underwriter's
  options, net of underwriters' discount and
  offering expenses (includes 1,359,320 shares
  subject to possible conversion)                 ---         ---    6,800,000       680   29,838,888          ---       29,839,568

Accretion of Trust Fund relating to common
  stock subject to possible conversion                                                       (192,125)                     (192,125)

Net income for the period                         ---         ---       ---          ---        ---         70,426           70,426

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                        ---         ---    8,300,000  $    830  $29,671,613     $ 70,426      $29,742,869
------------------------------------------------------------------------------------------------------------------------------------


                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                         STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)-CONTINUED
--------------------------------------------------------------------------------


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
                                                                                            Additional    accumulated
                                                Preferred Stock          Common Stock        Paid-In       during the
                                               Shares      Amount     Shares      Amount     Capital   development stage     Total
------------------------------------------------------------------------------------------------------------------------------------

Accretion of Trust Fund relating to
  common stock subject to possible
  conversion                                                                                  (87,646)                      (87,646)

Net income for the period (unaudited)             ---         ---          ---      ---           ---      123,085          123,085

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005 (unaudited)                ---      $  ---    8,300,000  $   830   $29,583,967     $193,511      $29,778,308
                                                                     =========  =======   ===========     ========      ===========
------------------------------------------------------------------------------------------------------------------------------------


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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------



                                                                             Six months         April 2, 2004
                                                                               ended           (inception) to
                                                                           June 30, 2005        June 30, 2004
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $    123,085         $     (3,489)
  Adjustments to reconcile net income to net cash used in
    operating activities:

  Gain on maturity of U.S. Government Securities
    held in Trust Fund                                                         (438,895)                  --

    Changes in operating assets
    (Decrease) increase in prepaid expenses                                      42,500                   --
    (Decrease) increase in accrued interest receivable                            4,627                   --
    (Decrease) increase in income tax payable                                    47,248                   --
    Increase in accrued expenses                                                 (2,628)              74,491
                                                                          -------------        -------------
      Net cash used in operating activities                                    (224,064)             (71,002)
                                                                          -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of U.S. Government Securities held in Trust Fund                (71,905,179)         (35,352,000)
  Maturity of U.S. Government Securities held in Trust Fund                  71,904,000                   --
                                                                          -------------        -------------
    Net cash used in investing activities                                        (4,179)         (35,352,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from public offering of 6,800,000 units net                               --           36,772,000
  Proceeds from issuance of common stock to initial stockholders                     --               25,000
  Proceeds from underwriter's option                                                 --                   --
  Proceeds from note payable, stockholder                                            --               77,500
  Repayment of note payable, stockholder                                             --                   --
                                                                          -------------        -------------
    Net cash provided by financing activities                                         0           36,874,500

Net increase (decrease) in cash and cash equivalents                           (228,243)           1,593,502
                                                                          -------------        -------------
Cash and cash equivalents at beginning of the period                          1,219,597                   --
Cash and cash equivalents at end of the period                            $     991,354        $   1,593,502
                                                                          -------------        -------------
Supplemental disclosure from cash flow information:
    Cash paid during the period for income taxes                          $      54,657        $           0
                                                                          -------------        -------------
Supplemental disclosure of non-cash activity:
Accretion of trust fund relating to common stock
  subject to possible conversion                                          $     (87,646)       $           0
                                                                          -------------        -------------


         See accompanying summary of significant accounting policies and notes to unaudited financial statement

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                 STATEMENT OF CASH FLOWS (UNAUDITED) - CONTINUED
--------------------------------------------------------------------------------


                                                                         April 2, 2004         Three months
                                                                        (inception) to             ended
                                                                         June 30, 2005         June 30, 2005
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $     193,511          $     26,931
    Adjustments to reconcile net income to net cash used in
      operating activities:

      Gain on maturity of U.S. Government Securities
        held in Trust Fund                                                   (721,709)             (246,709)

      Changes in operating assets
      (Decrease) increase in prepaid expenses                                       0                21,250
      (Decrease) increase in accrued interest receivable                       (1,667)                3,487
      (Decrease) increase in income tax payable                                74,170                58,527
      Increase in accrued expenses                                              6,129                (6,668)
                                                                        -------------          -------------
        Net cash used in operating activities                                (449,566)             (143,182)
                                                                        -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of U.S. Government Securities held in Trust Fund             (142,893,179)          (36,077,888)
  Maturity of U.S. Government Securities held in Trust Fund               107,537,000            36,077,000
                                                                        -------------          -------------
    Net cash used in investing activities                                 (35,356,179)                 (888)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from public offering of 6,800,000 units net                     36,772,000                    --
  Proceeds from issuance of common
    stock to initial stockholders                                              25,000                    --
  Proceeds from option                                                            100                    --
  Proceeds from note payable, stockholder                                      77,500                    --
  Repayment of note payable, stockholder                                      (77,500)                   --
                                                                        -------------          -------------
    Net cash provided by financing activities                              36,797,100                     0

Net increase in cash and cash equivalents                                     991,355              (144,070)
                                                                        -------------          -------------
Cash and cash equivalents at beginning of the period                               --             1,135,425
Cash and cash equivalents at end of the period                          $     991,355          $    991,355
                                                                        -------------          -------------
Supplemental disclosure from cash flow information:
    Cash paid during the period for income taxes                        $      73,144          $     14,184
                                                                        -------------          -------------
Supplemental disclosure of non-cash activity:
Accretion of trust fund relating to common stock subject
  to possible conversion                                                $    (279,771)         $    (48,798)
                                                                        -------------          -------------


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

INCOME PER SHARE              Basic income per share is calculated by dividing
                              net income by the weighted average number of
                              common shares outstanding during the period. No
                              effect has been given to potential issuances of
                              common stock from warrants or the underwriter
                              option in the diluted computation, as their effect
                              would not be dilutive.

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

RECLASSIFICATION              Certain items have been reclassified from prior
                              periods to conform with current period
                              presentation.

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

                              In the opinion of management, all adjustments
                              (consisting primarily of normal accruals) have
                              been made that are necessary to present fairly the
                              financial position of the Company. Operating
                              results for the interim period presented are not
                              necessarily indicative of the results to be
                              expected for a full year.

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

                              On June 30, 2004, the Company consummated an
                              Initial Public Offering ("Offering") and raised
                              net proceeds of $36,772,000 which is discussed in
                              Note 3. The Company's management has broad
                              discretion with respect to the specific
                              application of the net proceeds of this Offering,
                              although substantially all of the net proceeds of
                              this Offering are intended to be generally applied
                              toward consummating a business combination with a
                              operating business in the United States or Canada
                              ("Business Combination"). Furthermore, there is no
                              assurance that the Company will be able to
                              successfully effect a Business Combination. As of
                              June 30, 2005, an amount of $36,079,554 (which
                              includes accrued interest of $1,666) is being held
                              in an interest bearing trust account ("Trust
                              Fund") until the earlier of (i) the consummation
                              of its first Business Combination or (ii)
                              liquidation of the Company. Under the agreement
                              governing the Trust Fund, funds will only be
                              invested in United Stated government securities
                              (treasury bills) with a maturity of 180 days or
                              less. The remaining net proceeds (not held in
                              trust) may be used to pay for business, legal and
                              accounting due diligence on prospective
                              acquisitions and continuing general and
                              administrative expenses.

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

                              With respect to a Business Combination, which is
                              approved and consummated, any Public Stockholder
                              who voted against the Business Combination may
                              demand that the Company convert his shares. The
                              per share conversion price will equal the amount
                              in the Trust Fund as of the record date for
                              determination of stockholders entitled to vote on
                              the Business Combination divided by the number of
                              shares of common stock held by Public Stockholders
                              at the consummation of the Offering. Accordingly,
                              Public Stockholders holding 19.99% of the
                              aggregate number of shares owned by all Public
                              Stockholders may seek conversion of their shares
                              in the event of a Business Combination. Such
                              Public Stockholders are entitled to receive their
                              per share interest in the Trust Fund computed
                              without regard to the shares held by Initial
                              Stockholders. In this respect, $7,212,303 and
                              $7,124,657 (which includes accretion in Trust
                              Fund) has been classified as common stock subject
                              to possible conversion at June 30, 2005 and
                              December 31, 2004, respectively.

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

5.  COMMITMENT                The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until
                              the acquisition of a target business by the
                              Company, it will make such office space, as well
                              as certain office and secretarial services,
                              available to the Company, as may be required by
                              the Company from time to time. The Company pays
                              such affiliate $7,500 per month for such services
                              commencing on June 24, 2004, the effective date of
                              the Offering. Approximately, $22,500 for the
                              three-month period ended June 30, 2005, $1,750 for
                              the period from April 2, 2004 (inception) to June
                              30, 2004, $45,000 for the six-month period ended
                              June 30, 2005 and $91,750 for the period from
                              April 2, 2004 (inception) to June 30, 2005 is
                              included in general and administrative for such
                              services.

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

                              At June 30, 2005, there were 14,500,000 shares of
                              common stock reserved for issuance upon exercise
                              of redeemable warrants and underwriters' unit
                              purchase option.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  INCOME TAXES              Provision for income taxes consist of:

                                                                 For the Period
                                                For the three     from April 2,
                                                months ended    2004 (inception)
                                                June 30, 2005   to June 30, 2005

                              Current:
                                Federal            $  57,855          $  89,479
                                State and local       14,856             98,308
                                                   ---------          ---------
                                                   $  72,711          $ 187,787
                                                   =========          =========

                                                For the Period
                                                 from April 2,     For the six
                                               2004 (inception)    months ended
                                               to June 30, 2004   June 30, 2005

                              Current:
                                Federal            $       0          $  70,870
                                State and local            0             49,200
                                                   ---------          ---------
                                                   $       0          $ 120,070
                                                   =========          =========

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

     Net Income for the three months ended June 30, 2005 of $26,931 consisted of interest income on the Trust Fund investment of $244,110, interest on cash and cash equivalents of $4,441 offset by general and administrative expenses of
$22,500 for a monthly administrative services agreement, $71,604 for professional fees (including $45,000 for the due diligence of a potential target company), $21,250 for officer liability insurance, $2,700 for travel, $72,711 for income taxes and $30,854 for other expenses (including $10,331 in Franchise
Tax).

     Net loss for the period from April 2, 2004 (inception) to June 30, 2004 of
$3,489 consisted of general and administrative expenses of $3,489.

     Net Income for the six months ended June 30, 2005 of $123,085 consisted of interest income on the Trust Fund investment of $438,447, interest on cash and cash equivalents of $8,799 offset by general and administrative expenses of
$45,000 for a monthly administrative services agreement, $73,685 for professional fees (including $45,000 for the due diligence of a potential target company), $42,500 for officer liability insurance, $5,879 for travel, $120,070 for income taxes and $37,027 for other expenses (including $10,331 in Franchise
Tax).

     Net Income for the period from April 2, 2004 (inception) to June 30, 2005 of $193,511 consisted of interest income on the Trust Fund investment was
$727,555, interest on cash and cash equivalents of $16,473 offset by general and administrative expenses of $91,750 for a monthly administrative services agreement, $83,699 for professional fees (including $45,000 for the due diligence of a potential target company), $85,000 for officer liability insurance, $19,629 for travel, $187,787 for income taxes and $82,651 for other expenses (including $36,184 in franchise tax).

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2005, we have used approximately $428,645 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

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

Dated:  August 11, 2005
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

