Form 10QSB
period 2005-09-30
ARPEGGIO ACQUISITION CORP
filed 2005-11-08
CIK 1287808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

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
Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     As of November 8, 2005, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                                                                Page
                                                                                ----

Part I:  Financial Information:
         Item 1 -Financial Statements (Unaudited):
            Balance Sheets                                                        3
            Statements of Operations                                              4
            Statement of Stockholders' Equity                                     5
            Statements of Cash Flows                                              6
            Summary of Significant Accounting Policies                            7
         Notes to Financial Statements                                            8
         Item 2 - Management's Discussion and Analysis or Plan of Operation      13
         Item 3 - Controls and Procedures                                        14
Part II. Other Information
         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    15
         Item 6 - Exhibits                                                       15
Signatures                                                                       16

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               September 30,
                                                                   2005        December 31,
                                                                (unaudited)        2004
                                                               -------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $   710,407     $ 1,219,597
   U.S. Government Securities held in Trust Fund (Note 2)        36,353,776      35,634,814
   Accrued interest receivable, Trust Fund (Note 2)                   3,551           6,294
   Prepaid expenses                                                  25,000          42,500
                                                                -----------     -----------
      Total current assets                                       37,092,734      36,903,205
                                                                -----------     -----------
      Total assets                                              $37,092,734     $36,903,205
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                                   9,210          26,922
   Income tax payable                                           $    39,390     $     8,757
                                                                -----------     -----------
      Total current liabilities                                      48,600          35,679
                                                                -----------     -----------
Common stock, subject to possible conversion,
   1,359,320 shares at conversion value (Note 2)                  7,267,830       7,124,657
                                                                -----------     -----------
Commitment (Note 5)
Stockholders' equity (Notes 2, 3, 6 and 7)
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued                                      --              --
   Common stock, $.0001 par value
      Authorized 30,000,000 shares; Issued and outstanding
         8,300,000 shares (which includes 1,359,320 subject
         to possible conversion)                                        830             830
   Additional paid-in capital                                    29,528,441      29,671,613
   Retained earnings accumulated during development stage           247,033          70,426
                                                                -----------     -----------
      Total stockholders' equity                                 29,776,304      29,742,869
                                                                -----------     -----------
Total liabilities and stockholders' equity                      $37,092,734     $36,903,205
                                                                ===========     ===========

    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             STATEMENT OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                      Period from     Period from
                                                                                                     April 2, 2004   April 2, 2004
                                                   Three months     Three months     Nine months    (inception) to  (inception) to
                                                 ended September  ended September  ended September   September 30,   September 30,
                                                     30, 2005         30, 2004         30, 2005           2004            2005
                                                 ---------------  ---------------  ---------------  --------------  --------------

Expenses:
   General and administrative expenses (Note 5)    $ (164,327)      $  (70,840)      $ (368,418)      $  (74,352)     $ (527,057)
                                                   ----------       ----------       ----------       ----------      ----------
   Operating loss                                    (164,327)         (70,840)        (368,418)         (74,352)       (527,057)
                                                   ----------       ----------       ----------       ----------      ----------
   Interest income                                    282,569          134,859          729,814          134,882       1,026,597
                                                   ----------       ----------       ----------       ----------      ----------
Net income before provision for income taxes          118,242           64,019          361,397           60,530         499,540
                                                   ----------       ----------       ----------       ----------      ----------
Provision for income taxes (Note 8)                   (64,720)         (21,126)        (184,790)         (21,126)       (252,507)
                                                   ----------       ----------       ----------       ----------      ----------
Net income                                             53,522           42,893          176,607           39,404         247,033
                                                   ----------       ----------       ----------       ----------      ----------
Accretion of Trust Fund relating to common
   stock subject to possible conversion               (55,527)         (26,265)        (143,172)         (26,265)       (200,965)
                                                   ----------       ----------       ----------       ----------      ----------
Net income (loss) attributable to other
   common stockholders                             $   (2,005)      $   16,628       $   33,435       $   13,139      $   46,068
                                                   ----------       ----------       ----------       ----------      ----------
Basic and fully diluted income/(loss) per share         (0.00)            0.00             0.00             0.00
                                                   ----------       ----------       ----------       ----------
Weighted average common shares outstanding          8,300,000        8,300,000        8,300,000        5,181,768
                                                   ----------       ----------       ----------       ----------

    See accompanying summary of significant accounting policies and notes to unaudited financial statements

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                          Preferred Stock      Common Stock
                                          ---------------   ------------------
                                                                                               Retained earnings
                                                                                  Additional      accumulated
                                                                                   Paid-In         during the
                                          Shares   Amount     Shares    Amount     Capital     development stage      Total
                                          ------------------------------------------------------------------------------------

Balance, April 2, 2004 (inception)          --       $--           --    $ --    $        --        $     --       $        --
Issuance of common stock to initial
   stockholders                             --        --    1,500,000     150         24,850              --            25,000
Sale of 6,800,000 units and
   underwriter's options, net of
   underwriters' discount and
   offering expenses (includes
   1,359,320 shares subject to
   possible conversion)                     --        --    6,800,000     680     29,838,888              --        29,839,568
Accretion of trust fund relating to
   common stock subject to possible
   conversion                                                                       (192,125)                         (192,125)
Net income for the period                   --        --           --      --             --          70,426            70,426
                                          ------------------------------------------------------------------------------------
Balance, December 31, 2004                  --        --    8,300,000    $830    $29,671,613        $ 70,426       $29,742,869
                                          ------------------------------------------------------------------------------------
Accretion of Trust Fund relating to
   common stock subject to possible
   conversion (unaudited)                                                           (143,172)                         (143,172)
Net income for the period (unaudited)       --        --           --      --             --         176,607           176,607
                                          ------------------------------------------------------------------------------------
Balance, September 30, 2005 (unaudited)     --       $--    8,300,000    $830    $29,528,441        $247,033       $29,776,304
                                          ------------------------------------------------------------------------------------

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

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                             STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine months     April 2, 2004    April 2, 2004
                                                                    ended       (inception) to   (inception) to
                                                                September 30,    September 30,    September 30,
                                                                     2005            2004             2005
                                                                -------------   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $    176,607     $     39,404    $     247,033
   Adjustments to reconcile net income to net cash used in
      operating activities:
      Gain on maturity of U.S. Government Securities held in
         Trust Fund                                                 (714,006)               0         (996,820)
      Changes in operating assets and liabilities:
      (Decrease) increase in prepaid expenses                         17,500          (63,750)         (25,000)
      (Decrease) increase in accrued interest receivable               2,743                0           (3,551)
      Increase in income tax payable                                  30,633           21,126           39,390
      (Decrease) increase in accrued expenses                        (17,712)               0            9,210
                                                                ------------     ------------    -------------
         Net cash used in operating activities                      (504,235)          (3,220)        (729,738)
                                                                ------------     ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of U.S. Government Securities held in Trust Fund    (72,425,045)     (35,483,392)    (179,246,955)
   Maturity of U.S. Government Securities held in Trust Fund      72,430,000                0      143,890,000
                                                                ------------     ------------    -------------
         Net cash used in investing activities                        (4,955)     (35,483,392)     (35,356,955)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from public offering of 6,800,000 units, net                  --       36,772,000       36,772,000
   Proceeds from issuance of common stock to initial
      stockholders                                                        --           25,000           25,000
   Proceeds from underwriter's option                                     --              100              100
   Proceeds from note payable, stockholder                                --           77,500           77,500
   Repayment of note payable, stockholder                                 --          (77,500)         (77,500)
                                                                ------------     ------------    -------------
      Net cash provided by financing activities                            0       36,797,100       36,797,100
Net increase (decrease) in cash and cash equivalents                (509,190)       1,310,388          710,407
                                                                ------------     ------------    -------------
Cash and cash equivalents at beginning of the period               1,219,597               --               --
Cash and cash equivalents at end of the period                  $    710,407        1,310,388    $     710,407
                                                                ------------     ------------    -------------
Supplemental disclosure from cash flow information:
   Cash paid during the period for income taxes                 $    154,157                0    $     172,644
                                                                ------------     ------------    -------------
Supplemental disclosure of non-cash activity:
   Accretion of trust fund relating to common stock subject
      to possible conversion                                    $   (143,172)    $    (26,265)   $    (200,965)
                                                                ------------     ------------    -------------

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
                                 $25,000 on April 2, 2004.

                                 On June 30, 2004, the Company consummated an
                                 Initial Public Offering ("Offering") and raised
                                 net proceeds of $36,772,000 which is discussed
                                 in Note 3. The Company's management has broad
                                 discretion with respect to the specific
                                 application of the net proceeds of this
                                 Offering, although substantially all of the net
                                 proceeds of this Offering are intended to be
                                 generally applied toward consummating a
                                 business combination with an operating business
                                 in the United States or Canada ("Business
                                 Combination"). Furthermore, there is no
                                 assurance that the Company will be able to
                                 successfully effect a Business Combination. An
                                 amount of $36,357,327 and $35,642,108 (which
                                 includes accrued interest of $3,551 and $6,294)
                                 as of September 30, 2005 and December 31, 2004,
                                 respectively is being held in an interest
                                 bearing trust account ("Trust Fund") until the
                                 earlier of (i) the consummation of its first
                                 Business Combination or (ii) liquidation of the
                                 Company. Under the

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 agreement governing the Trust Fund, funds will
                                 only be invested in United Stated government
                                 securities (treasury bills) with a maturity of
                                 180 days or less. The remaining net proceeds
                                 (not held in trust) may be used to pay for
                                 business, legal and accounting due diligence on
                                 prospective acquisitions and continuing general
                                 and administrative expenses.

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
                                 Such Public Stockholders are entitled to
                                 receive their per share interest in the Trust
                                 Fund computed without regard to the shares held
                                 by Initial Stockholders. In this respect,
                                 $7,267,830 and $7,124,657 has been classified
                                 as common stock subject to possible conversion
                                 at September 30, 2005 and December 31, 2004,
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
                                 Offering. Amounts of $22,500 for the
                                 three-month period ended September 30, 2005,
                                 $22,500 for the three-month period ended
                                 September 30, 2004, $24,250 for the period from
                                 April 2, 2004 (inception) to September 30,
                                 2004, $67,500 for the nine-month period ended
                                 September 30, 2005 and $114,250 for the period
                                 from April 2, 2004 (inception) to September 30,
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

                                 At September 30, 2005, there were 14,500,000
                                 shares of common stock reserved for issuance
                                 upon exercise of redeemable warrants and
                                 underwriters' unit purchase option.

                                                ARPEGGIO ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME TAXES

                     Provision for income taxes consist of:

                                                                                      For the Period from      For the Period
                        For the three        For the three         For the Nine          April 2, 2004       from April 2, 2004
                        months ended          months ended         Months ended         (inception) to         (inception) to
                     September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004    September 30, 2005
                     ------------------   --------------------   ------------------   --------------------   ------------------

Current:
   Federal                 $40,120               $12,804              $110,990               $12,804              $129,599
   State and local          24,600                 8,322                73,800                 8,322               122,908
                           -------               -------              --------               -------              --------
                           $64,720               $21,126              $184,790               $21,126              $252,507
                           =======               =======              ========               =======              ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's
Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

     Net Income for the three months ended September 30, 2005 of $53,522 consisted of interest income on the Trust Fund investment of $277,772, interest on cash and cash equivalents of $4,797 offset by general and administrative expenses of $22,500 for a monthly administrative services agreement, $82,032 for professional fees (including $67,400 for the due diligence of a potential target company), $25,000 for officer liability insurance, $9,509 for travel, $64,720 for income taxes and $25,286 for other expenses (including $5,398 in Franchise
Tax).

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

     Net Income for the nine months ended September 30, 2005 of $176,606 consisted of interest income on the Trust Fund investment of $716,218, interest on cash and cash equivalents of $13,596 offset by general and administrative expenses of $67,500 for a monthly administrative services agreement, $155,717 for professional fees (including $112,400 for the due diligence of a potential target company), $67,500 for officer liability insurance, $15,388 for travel,
$184,790 for income taxes and $62,313 for other expenses (including $15,729 in
Franchise Tax).

     Net Income for the period from April 2, 2004 (inception) to September 30,
2005 of $247,033 consisted of interest income on the Trust Fund investment was
$1,005,327, interest on cash and cash equivalents of $21,270 offset by general and administrative expenses of $114,250 for a monthly administrative services agreement, $165,731 for professional fees (including $112,400 for the due diligence of a potential target company), $110,000 for officer liability insurance, $29,138 for travel, $252,507 for income taxes and $107,938 for other expenses (including $41,582 in franchise tax).

     Net Income for the three months ended September 30, 2004 of $42,893 consisted of interest income on the Trust Fund investment of $131,392, interest on cash and cash equivalents of $3,467 offset by G&A expenses of $22,500 expense for a monthly administrative services agreement, $4,252 for professional fees,
$21,250

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

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in
Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2005, we have used approximately $632,093 of cash for operating expenses and $77,500 to repay advances made to us by one of our initial stockholders.

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

                                         ARPEGGIO ACQUISITION CORPORATION

Dated: November 8, 2005

                                         /s/ Eric S. Rosenfeld
                                         ---------------------------------------
                                         Eric S. Rosenfeld
                                         Chairman of the Board, Chief Executive
                                         Officer and President

                                         /s/ Arnaud Ajdler
                                         ---------------------------------------
                                         Arnaud Ajdler
                                         Chief Financial Office and Secretary

