Form 10KSB
period 2005-12-31
ARPEGGIO ACQUISITION CORP
filed 2006-03-14
CIK 1287808

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-50781

ARPEGGIO ACQUISITION CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	20-0953973
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)

10 East 53rd Street, 35th Floor New York, New York	10022
(Address of principal executive offices)	(zip code)

212-319-7676

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 6, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $37,740,000.

As of March 14, 2006, there were 8,300,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional	Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Arpeggio Acquisition Corporation is a blank check company formed on April 2, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

On June 30, 2004, we closed our initial public offering of 6,800,000 units, including 800,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $40,800,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds ($1,420,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $1,010,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses and deferred acquisition costs. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $36,666,241 held in the trust fund.

Recent Developments

On December 5, 2005, we entered into an Agreement and Plan of Merger with Hill International, Inc. and all of its current stockholders providing for the merger of Hill International with and into our company. We will be the surviving corporation in the merger and will change our name to “Hill International, Inc.” Hill International and its subsidiaries (collectively, “Hill International”) is a privately-owned, independent, project management and construction claims consulting firm headquartered in Marlton, New Jersey. Founded in 1976, Hill International has grown into one of the world’s leading construction management firms, providing both fee-based project management and construction claims consulting services to clients worldwide. An industry publication, Engineering News-Record, recently ranked Hill International as the 18th largest construction management-for-fee firm in the United States, and the largest that is independently owned.

Pursuant to the merger agreement, Hill International’s stockholders and other persons who exercise options to purchase common stock of Hill International prior to the closing of the merger, in exchange for all of the securities of Hill International outstanding immediately prior to the merger, will receive from us 14,500,000 shares of our common stock. Immediately following the merger, the stockholders of Hill International will own approximately 63.6% of our total issued and outstanding common stock. 12% of the shares of common stock being issued at the time of the merger will be placed into escrow to secure our indemnity rights under the merger agreement and will be governed by the terms of an escrow agreement. The merger agreement also provides for Hill International’s stockholders to receive up to an additional 6,600,000 shares of our common stock, contingent upon the combined companies attaining certain earnings targets.

Upon consummation of the merger, our board of directors will be increased to seven members and will be comprised of five persons designated by the stockholders of Hill International, and two persons designated by certain of our stockholders.

For a more complete discussion of Hill International and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of Hill International, see our Current Report on Form 8-K dated December 5, 2005 and filed with the SEC on the same date, as amended by Form 8-K/A filed with the SEC on January 4, 2006, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on February 10, 2006.

We expect that the transaction will be consummated in the first half of 2006, after the required approval by our stockholders. However, as described below, if we do not complete the business combination by June 30, 2006, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the Hill International transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of the business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of Hill International’s operations and its audited historical financial statements.

In connection with the vote required for our business combination with Hill International, our initial officers, directors and stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders after our initial public offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights, as described below.

Conversion rights

At the time we seek stockholder approval of our business combination with Hill International, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.39. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of the business combination. We will not complete the business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

We are required to liquidate and dissolve if we have not consummated a business combination by June 30, 2006. If we are unable to complete the business combination with Hill International, we will not have enough time to negotiate another business combination prior to June 30, 2006. As a result, if we are unable to consummate the transaction with Hill International, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.39. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors in a liquidation, which could be prior to the claims of our public stockholders. Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that, if we are unable to complete the business combination with Hill International and are forced to liquidate, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

Competition

If we succeed in effecting the business combination with Hill International, there will be intense competition from competitors of Hill International in the construction management business. For a more complete discussion of the risks that will be applicable to us following the business combination with Hill International, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Government regulation

The construction management business is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States. For a complete discussion of the regulations that will be applicable to us following the business combination with Hill International, see our filings referred to above under “Recent Developments.”

Employees

We currently have two executive officers, each of whom is a member of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with Hill International.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with Hill International described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

If we are unable to complete the business combination with Hill International, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.

We must complete our business combination by June 30, 2006. Accordingly, if we are unable to complete the business combination with Hill International, we will not have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. In such event, the per-share liquidation distribution will be less than the $6.00 per unit offering price in our initial public offering because of the expenses of our initial public offering and our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.39 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.39 per share held in trust as of December 31, 2005 due to claims of creditors. If we are unable to complete the business combination with Hill International and liquidate, Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Mr. Rosenfeld will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether particular changes to the business combination with Hill International are appropriate.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate the business combination with Hill International. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to our business combination with Hill International. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.

Upon consummation of our business combination with Hill International, there will be a substantial number of shares of our common stock available for sale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.

The consideration to be issued to the Hill International shareholders at the closing of the transaction is 14,500,000 shares of our common stock (plus an additional 6,600,000 shares if certain performance targets are met). These shares are initially not being registered. The presence in the future of additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

Outstanding warrants to purchase an aggregate of 13,600,000 shares of common stock issued in our initial public offering will become exercisable after the consummation of the merger with Hill International. These will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon consummation of the merger with Hill International, certain individuals who are parties to the voting agreement entered into in connection with the merger will own approximately 63.6% of our voting stock. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2007. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock.

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

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have only been invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 10 East 53rd Street, 35th Floor, New York, New York pursuant to an agreement with Crescendo Advisors II LLC, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, and Arnaud Ajdler, our chief financial officer, secretary and member of our board of directors. We pay Crescendo Advisors II a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Crescendo Advisors II is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols APGOU, APGO and APGOW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on May 13, 2004 and since the common stock and warrants commenced public trading on May 24, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter*	8.40	6.97	5.90	5.34	1.22	0.80

2005:
Fourth Quarter	7.04	6.26	5.37	5.22	0.84	0.50
Third Quarter	7.10	6.20	5.40	5.07	0.92	0.56
Second Quarter	7.25	6.75	5.55	5.14	1.00	0.71
First Quarter	8.00	6.75	5.55	5.00	1.14	0.80

2004:
Fourth Quarter	6.65	5.95	5.09	4.70	0.83	0.58
Third Quarter	6.25	5.85	4.95	4.73	0.80	0.55
Second Quarter	6.20	6.00	—	—	—	—

*	Through March 14, 2006

Holders

As of March 14, 2006, there was 1 holder of record of our units, 8 holders of record of our common stock and 1 holder of record of our warrants. We believe there are more than 300 beneficial holders of our units, common stock and warrants.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of the business combination with Hill International. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the business combination. The payment of any dividends subsequent to the business combination with Hill International will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In April 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
Eric S. Rosenfeld	900,000

Rosenfeld 1991 Children’s Trust	100,000

Leonard B. Schlemm	50,000

Colin D. Watson	50,000

James G. Dinan	50,000

Jon Bauer	50,000

Arnaud Ajdler	50,000

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

Initial Public Offering

On June 30, 2004, we closed our initial public offering of 6,800,000 units, including 800,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $40,800,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-114816). The Securities and Exchange Commission declared the registration statement effective on June 24, 2004.

We paid a total of $2,448,000 in underwriting discounts and commissions and approximately $1,580,000 for other costs and expenses related to the offering, including $1,080,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds ($1,420,000) available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,314,241 in interest through December 31, 2005

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on April 2, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.

We consummated our initial public offering on June 30, 2004. All activity from April 2, 2004 through June 30, 2004 related to our formation and our initial public offering. Since that time, we have been searching for prospective target businesses to acquire, negotiating the documentation relating to our proposed business combination with Hill International and other activities related to consummating such business combination.

Net Income of $283,957 for the fiscal year ended December 31, 2005 consisted of interest income on the trust fund investment of $1,025,133, interest on cash and cash equivalents of $17,865 offset by general and administrative expenses of $90,000 for a monthly administrative services agreement, $185,149 for professional fees (including $112,400 for the due diligence of a potential target company), $92,500 expense for officer liability insurance, $26,217 for travel expenses, $277,568 for income taxes and $87,607 for other expenses (including $26,603 in franchise tax). The franchise tax and the income tax are calculated using a combination of income and capital.

Net Income of $70,426 for the period from April 2, 2004 (inception) to December 31, 2004 consisted of interest income on the trust fund investment of $289,108, interest on cash and cash equivalents of $7,674 offset by general and administrative expenses of $46,750 for a monthly administrative services agreement, $10,014 for professional fees, $42,500 expense for officer liability insurance, $13,750 for travel expenses, $67,717 for income taxes and $45,625 for other expenses (including $25,853 in franchise tax). The franchise tax and the income tax are calculated using a combination of income and capital.

Net Income of $354,383 for the period from April 2, 2004 (inception) to December 31, 2005 consisted of interest income on the trust fund investment of $1,314,242, interest on cash and cash equivalents of $25,538 offset by general and administrative expenses of $136,750 for a monthly administrative services agreement, $195,163 for professional fees, $135,000 expense for officer liability insurance, $39,967 for travel expenses, $345,285 for income taxes and $133,232 for other expenses (including $52,456 in franchise tax). The franchise tax and the income tax are calculated using a combination of income and capital.

$35,352,000 of the net proceeds of our initial public offering were placed in trust, with the remaining net proceeds of $1,420,000 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select our target business, and structure, negotiate and consummate our business combination. At December 31, 2005, we had cash outside of the trust fund of $410,289, prepaid expenses of $50,000 and current liabilities of $190,243, resulting in working capital of $270,046. Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, has agreed that, if we are unable to complete the business combination with Hill International and are forced to liquidate, he will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

We are obligated to pay to Crescendo Advisors II a monthly fee of $7,500 for general and administrative services until the earlier of the consummation of our business combination or our liquidation. In addition, in April and May 2004, Eric S. Rosenfeld advanced an aggregate of $77,500 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in July 2004 out of proceeds of our initial public offering.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, we are required to consummate a business combination by June 30, 2006. The possibility that our merger with Hill International will not be consummated raises substantial doubt about our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric S. Rosenfeld	48	Chairman of the Board of Directors, Chief Executive Officer and President

Arnaud Ajdler	31	Chief Financial Officer, Secretary and Director

Leonard B. Schlemm	53	Director

Jon Bauer	49	Director

Colin D. Watson	64	Director

James G. Dinan	46	Director

Eric S. Rosenfeld has been our chairman of the board, chief executive officer and president since our inception. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P., a New York-based investment firm, since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for nineteen years. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. Mr. Rosenfeld is the chairman of the board of directors and chairman of the strategic planning committee of CPI Aerostructures, Inc., an American Stock Exchange-listed company engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. He is also a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada, a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the Finance and Healthcare industries and a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributes and develops electronic entertainment products. Mr. Rosenfeld recently served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company until it was acquired by Kronos Inc. in November 2004. Mr. Rosenfeld recently served as a director and head of the special committee of Pivotal Corporation, a Canadian based customer relations management software company that was sold to chinadotcom in February 2004. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School and the World Presidents’ Organization. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an M.B.A. from Harvard University and an A.B. degree in economics from Brown University.

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

Leonard B. Schlemm has been a member of our board of directors since our inception. He has been chairman of Sila Holdings, a Cyprus holding company which owns one of the largest chains of fitness centers in Russia, since March 1997 and the president of The Atwater Club, a private racquet club in Montreal, since February 2002. He also served as chairman of the board of AD OPT Technologies from November 2002 until April 2004. From November 1999 until its merger with Netpulse Communications and E-Zone Networks in November 2000, he served as chairman of the board of Xystos Media Networks, an interactive media company with three million users under long-term contract. Mr. Schlemm was a co-founder of 24 Hour Fitness, one of the world’s largest privately owned and operated fitness center chains and was its chairman from September 1986 until July 1997. From June 1996 to January 1999, Mr. Schlemm served as a member of the board of directors of Forza Limited, a European fitness equipment distribution company. Mr. Schlemm received a Bachelor of Commerce degree from McGill University (great distinction) and an M.B.A. from Harvard University (with distinction). He also received his Chartered Accountant designation in Canada in 1975.

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

Colin D. Watson has been a member of our board of directors since our inception. From November 2003 through December 2004, Mr. Watson had been president and chief executive officer of Vector Aerospace Corporation, a company engaged in the aviation repair and overhaul industry. He is also a director of Louisiana-Pacific Corporation, Rogers Communications, Great Lakes Carbon, B Split 11 Corporation, Cygnal Technologies Corporation, Northstar Aeropsace and Vector Aerospace. From April 1996 until January 2002, Mr. Watson served in various positions with Spar Aerospace. In December 2001, he retired from the office of vice-chairman of Spar Aerospace, a position he had held since January 2001. From January 2000 to December 2000, he was vice-chairman and chief executive officer of Spar Aerospace and from April 1996 until December 1999, he was its president and chief executive officer. From April 1974 to April 1996, Mr. Watson was president and chief executive officer of Rogers Cable TV, one of Canada’s largest cable providers, and a director of Rogers Communications Inc. as well as director, president and chief executive officer of Rogers Cable TV. Mr. Watson is a member of the Chairman’s Advisory Council of Harbourfront Centre and Sunnybrook Foundation, respectively, and is a past Chairman of the Toronto Film Festival. Mr. Watson received a Ba.Sc. (Mechanical Engineering) from UBC and an MBA from the Richard Ivey School of Business at the University of Western Ontario.

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

Special Advisor

Joel Greenblatt is our special advisor who will advise us concerning our acquisition of a target business. Mr. Greenblatt is the managing partner of Gotham Capital III, L.P., an investment partnership he founded in April 1985. He is the former chairman of the board and a former board member of Alliant Techsystems, a New York Stock Exchange-listed aerospace and defense contractor. Since 1996, he has been on the adjunct faculty of Columbia Business School where he teaches “Security Analysis.” Mr. Greenblatt is the author of “You Can Be A Stock Market Genius” (Simon & Schuster, 1997) and “The Little Book That Beats the Market” (John Wiley & Sons, 2005). He received a B.S. (summa cum laude) and an MBA from the Wharton School of the University of Pennsylvania.

For a complete discussion of our management following our business combination with Hill International, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In July 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Arpeggio Acquisition Corporation, 10 East 53rd Street, 35th Floor, New York, New York 10022.

ITEM 10. EXECUTIVE COMPENSATION

Commencing June 24, 2004 and ending upon the earlier of the consummation of our business combination with Hill International or our liquidation, we will pay Crescendo Advisors II, an affiliate of Eric S. Rosenfeld and Arnaud Ajdler, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with our business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Eric S. Rosenfeld	1,200,000	(2)	14.5%
Leonard B. Schlemm(3)	60,000	(4)	*
Colin D. Watson(5)	60,000		*
James G. Dinan(6)	60,000		*
Jon Bauer(7)	60,000		*
Arnaud Ajdler	60,000		*
North Pole Capital Master Fund(8)	900,000	(9)	10.8%
Barry Rubenstein(10)	501,000	(11)	6.0%
Israel Englander(12)	490,000	(13)	5.9%
Sapling, LLC(14)	417,150	(15)	5.0%
All directors and executive officers as a group (6 individuals)	1,500,000	(16)	18.1%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following is 10 East 53rd Street, 36th Floor, New York, New York 10022.
(2)	Includes 120,000 shares of common stock held by the Rosenfeld 1991 Children’s Trust, of which Mr. Rosenfeld’s wife is the sole trustee. Does not include 750,000 shares of common stock issuable upon exercise of warrants held by Mr. Rosenfeld that are not currently exercisable and may not become exercisable within 60 days.
(3)	The business address of Mr. Schlemm is c/o The Atwater Club, 3505 Avenue Atwater, Montreal, Quebec H3W 1Y2.
(4)	Does not include 40,800 shares of common stock issuable upon exercise of warrants held by Mr. Schlemm that are not currently exercisable and may not become exercisable within 60 days.
(5)	The business address of Mr. Watson is 72 Chestnut Park Rd, Toronto, Ontario , M4W1W8.
(6)	The business address of Mr. Dinan is c/o York Capital Management, 390 Park Avenue, New York, New York 10022.
(7)	The business address of Mr. Bauer is 411 W. Putnam Ave., Ste 225, Greenwich, Connecticut 06830.Mr. Rubenstein’s business address is 68 Wheatley Road, Brookville, New York 11545
(8)	The business address of North Pole Capital Master Fund is c/o Polar Securities Inc., 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.
(9)	Represents shares held by North Pole Capital Master Fund. Polar Securities, Inc. serves as the investment manager to North Pole Capital Master Fund and accordingly controls the voting and disposition of these shares through Paul Sabourin, the Chief Executive Officer and Chief Investment Officer of Polar Securities. Additionally, Kamran Siddiqui serves as portfolio manager for Polar Securities and has discretionary authority over investments of North Pole Capital Master Fund. Does not include 49,000 and 6,000 shares of common stock individually held by Messrs. Sabourin and Siddiqui. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on April 27, 2005.
(10)	Mr. Rubenstein’s business address is 68 Wheatley Road, Brookville, New York 11545.
(11)	Includes (i) 200,000 shares of common stock owned by Woodland Partners, (ii) 121,000 shares of common stock owned by the Barry Rubenstein Rollover IRA account, (iii) 120,000 shares of common stock owned by Woodland Venture Fund and (iv) 60,000 shares of common stock owned by Seneca Ventures. Barry Rubenstein is a general partner of Seneca Ventures, Woodland Venture Fund and Woodland Partners and an officer and director of Woodland Services Corp. Does not include (i) 400,000 shares of common stock issuable upon exercise of warrants held by Woodland Partners, (ii) 242,000 shares of common stock issuable upon exercise of warrants held by the Barry Rubenstein Rollover IRA account, (iii) 240,000 shares of common stock issuable upon exercise of warrants held by Woodland Venture Fund and (iv) 120,000 shares of common stock issuable upon exercise of warrants held by Seneca Ventures, all of which warrants are not exercisable and may not become exercisable within 60 days. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on July 9, 2004.
(12)	The business address of Israel Englander is c/o Millennium Management, L.L.C., 666 Fifth Avenue, New York, New York 10103.
(13)	Represents 490,000 shares of common stock held by Millenco, L.P. Millennium Management, L.L.C. is the general partner of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millennium Management. The foregoing information was derived from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005
(14)	The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(15)	The information was derived from a Schedule 13G filed with the Securities and Exchange Commission on January 28, 2005
(16)	Does not include 790,800 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and may not become exercisable within 60 days.

For a complete discussion of our security ownership following our business combination with Hill International, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”

All 1,500,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Eric S. Rosenfeld may be deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004, we issued 1,250,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of $0.02 per share, as follows:

Name	Number of Shares	Relationship to Us
Eric S. Rosenfeld	900,000	Chairman of the Board, Chief Executive Officer and President

Rosenfeld 1991 Children’s Trust	100,000	Stockholder

Leonard B. Schlemm	50,000	Director

Colin D. Watson	50,000	Director

James G. Dinan	50,000	Director

Jon Bauer	50,000	Director

Arnaud Ajdler	50,000	Chief Financial Officer, Secretary and Director

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

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	June 24, 2007;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by June 30, 2006, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Crescendo Advisors II, an affiliate of Eric S. Rosenfeld, our chairman of the board, chief executive officer and president, and Arnaud Ajdler, our chief financial officer, secretary and member of our board of directors, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Crescendo Advisors II $7,500 per month for these services.

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

ITEM 13.	EXHIBITS

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eric S. Rosenfeld (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Rosenfeld 1991 Children’s Trust (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Leonard B. Schlemm (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Colin D. Watson (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James G. Dinan (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jon Bauer (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Arnaud Ajdler (1)

Exhibit No.	Description
10.8	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.9	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.10	Form of Letter Agreement between Crescendo Advisors II LLC and Registrant regarding administrative support. (1)

10.11	Promissory Note, dated April 14, 2004, in the principal amount of $70,000 issued to Eric S. Rosenfeld. (1)

10.11	Registration Rights Agreement among the Registrant and the Founders. (1)

10.12	Warrant Purchase Agreement among Eric S. Rosenfeld and EarlyBirdCapital, Inc. (1)

10.13	Merger Agreement dated December 5, 2005 among the Registrant, Hill International, Inc. and the Stockholders of Hill International, Inc. (2)

10.14	Form of Voting Agreement among the Registrant, the stockholders of Hill International, Inc. and certain security holders of the Registrant. (2)

10.15	Form of Lock-Up Agreement to be executed by the Stockholders of Hill International, Inc. (2)

10.16	Form of Escrow Agreement among the Registrant, Irvin E. Richter, as the Stockholders’ Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent. (2)

10.17	Form of Employment Agreement between the Registrant and Irvin E. Richter. (2)

10.18	Form of Employment Agreement between the Registrant and David L. Richter. (2)

10.19	Form of Employment Agreement between the Registrant and Stuart S. Richter. (2)

10.20	Amendment No. 1, dated December 30, 2005, to Merger Agreement dated December 5, 2005 among the Registrant, Hill International, Inc. and the Stockholders of Hill International, Inc. (including, as an exhibit thereto, revised form of Voting Agreement among the Registrant, the stockholders of Hill International, Inc. and certain security holders of the Registrant). (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-114816).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 5, 2005 and filed with the SEC on December 5, 2005.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated December 5, 2005 and filed with the SEC on January 4, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2005, the fees for our principal accountant are $23,000 for the review of our Quarterly Reports on Form 10-QSB and the audit of our December 31, 2005 Annual Report on Form 10-KSB.

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

Audit-Related Fees

During 2005, Arpeggio’s principal accountant billed us $18,800 in respect of agreed upon procedures performed related to our proposed merger with Hill.

During 2004, Arpeggio’s principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005, Arpeggio’s principal accountant billed us $20,173 for tax compliance and advice. In 2004, our principal accountant did not render any tax services.

All Other Fees

During 2004 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Arpeggio Acquisition Corporation

New York, NY

We have audited the accompanying balance sheets of Arpeggio Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and the period from April 2, 2004 (inception) to December 31, 2004 and the period from April 2, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination by June 30, 2006. However, as discussed in Note 2, the Company plans to merge with Hill International, Inc. subject to stockholder approval prior to June 30, 2006 and thus avoid such mandatory liquidation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arpeggio Acquisition Corporation as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the year ended December 31, 2005 and the period from April 2, 2004 (inception) to December 31, 2004 and the period from April 2, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is required to consummate a business combination by June 30, 2006. The possibility of such merger not being consummated raises substantial doubt about its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, NY

February 28, 2006

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Balance Sheet

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$410,289	$1,219,597
U.S. Government Securities held in Trust Fund (Note 1)	36,660,510	35,634,814
Accrued interest receivable, Trust Fund (Note 1)	5,732	6,294
Prepaid expenses	50,000	42,500

Total current assets	37,126,531	36,903,205

Deferred acquisition costs (Note 2)	215,195	—

Total assets	$37,341,726	$36,903,205

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$14,380	$8,757
Accrued acquisition costs (Note 2)	106,395	—
Income tax payable	69,468	26,922

Total current liabilities	190,243	35,679

Common stock, subject to possible conversion, 1,359,320 shares at conversion value (Note 1)	7,329,582	7,124,657

Commitment (Note 5)

Stockholders’ equity (Notes 1, 3, 6 and 7)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 30,000,000 shares; Issued and outstanding 8,300,000 shares (which includes 1,359,320 subject to possible conversion)	830	830
Additional paid-in capital	29,466,688	29,671,613
Retained earnings accumulated during development stage	354,383	70,426

Total stockholders’ equity	29,821,901	29,742,869

Total liabilities and stockholders’ equity	$37,341,726	$36,903,205

See accompanying summary of significant accounting policies and notes to financial statements.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Operations

	Year ended December 31, 2005	Period from April 2, 2004 (inception) to December 31, 2004	Period from April 2, 2004 (inception) to December 31, 2005
Expenses:
General and administrative expenses (Note 5)	$(481,473)	(158,639)	$(640,112)

Operating loss	(481,473)	(158,639)	(640,112)

Interest income	1,042,998	296,782	1,339,780

Net income before provision for income taxes	561,525	138,143	699,668

Provision for income taxes (Note 8)	(277,568)	(67,717)	(345,285)

Net income	283,957	70,426	354,383

Accretion of Trust Fund relating to common stock subject to possible conversion	(204,925)	(57,793)	(262,718)

Net income attributable to other common stockholders	$79,032	12,633	$91,665

Basic and fully diluted income per share	0.03	0.01

Weighted average common shares outstanding	8,300,000	6,091,241

See accompanying summary of significant accounting policies and notes to financial statements

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained earnings accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Balance, April 2, 2004 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	—	—	1,500,000	150	24,850	—	25,000
Sale of 6,800,000 units and underwriter’s options, net of underwriters’ discount and offering expenses (includes 1,359,320 shares subject to possible conversion)	—	—	6,800,000	680	36,771,420	—	36,772,100
Proceeds subject to possible conversion of 1,359,320 shares	—	—	—	—	(7,066,864)	—	(7,066,864)
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(57,793)	—	(57,793)
Net income for the period	—	—	—	—	—	70,426	70,426

Balance, December 31, 2004	—	—	8,300,000	$830	$29,671,613	$70,426	$29,742,869

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(204,925)	—	(204,925)
Net income for the year	—	—	—	—	—	283,957	283,957

Balance, December 31, 2005	—	$—	8,300,000	$830	$29,466,688	$354,383	$29,821,901

See accompanying summary of significant accounting policies and notes to financial statements.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Cash Flows

	Year ended December 31, 2005	April 2, 2004 (inception) to December 31, 2004	April 2, 2004 (inception) to December 31, 2005
Cash Flows from Operating Activities

Net income	$283,957	$70,426	$354,383
Adjustments to reconcile net income to net cash used in operating activities:

Gain on maturity of U.S. Government Securities held in Trust Fund	(1,020,305)	(282,914)	(1,303,219)
Changes in operating assets and liabilities:

(Decrease) increase in prepaid expenses	(7,500)	(42,500)	(50,000)
(Decrease) increase in accrued interest receivable	562	(6,294)	(5,732)
Increase in income tax payable	42,546	26,922	69,468
(Decrease) increase in accrued expenses	5,623	8,757	14,380

Net cash used in operating activities	(695,117)	(225,603)	(920,720)

Cash Flows from Investing Activities

Purchases of U.S. Government Securities held in Trust Fund	(144,922,391)	(70,984,900)	(215,907,291)
Maturity of U.S. Government Securities held in Trust Fund	144,917,000	35,633,000	180,550,000
Deferred acquisition costs	(108,800)		(108,800)

Net cash used in investing activities	(114,191)	(35,351,900)	(35,466,091)
Cash Flows from Financing Activities

Proceeds from public offering of 6,800,000 units, net	—	36,772,000	36,772,000
Proceeds from issuance of common stock to initial stockholders	—	25,000	25,000
Proceeds from underwriter’s option	—	100	100
Proceeds from note payable, stockholder	—	77,500	77,500
Repayment of note payable, stockholder	—	(77,500)	(77,500)

Net cash provided by financing activities	0	36,797,100	36,797,100
Net increase (decrease) in cash and cash equivalents	(809,308)	1,219,597	410,289

Cash and cash equivalents at beginning of the period	1,219,597	0	—
Cash and cash equivalents at end of the period	$410,289	$1,219,597	$410,289

Supplemental disclosure from cash flow information:
Cash paid during the period for income taxes	$216,857	$58,960	$275,817

Supplemental disclosure of non-cash activity:
Accretion of trust fund relating to common stock subject to possible conversion	$(204,925)	$(57,793)	$(262,718)
Accrued acquisition costs	106,395	—	106,395

See accompanying summary of significant accounting policies and notes to financial statement

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Cash and Cash Equivalents	Arpeggio Acquisition Corporation (the “Company”) considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. government securities at cost, which approximates fair value.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income Per Share	Basic net income per share is calculated by dividing net income after accretion attributable to common stockholders by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as their effect would not be dilutive.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with current period presentation.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations	The Company was incorporated in Delaware on April 2, 2004 as a blank check company, the objective of which is to acquire an operating business in the United States or Canada. The Company’s initial stockholders purchased 1,500,000 common shares, $.0001 par value, for $25,000 on April 2, 2004.

On June 30, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $36,772,100 which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the United States or Canada (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $36,666,242 and $35,641,108 (which includes accrued interest of $5,732 and $6,294) as of December 31, 2005 and December 31, 2004, respectively, is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 2) and will submit such transaction for stockholder approval. In the event that public stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination, which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $7,329,582 and $7,124,657 has been classified as common stock subject to possible conversion at December 31, 2005 and 2004, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was December 31, 2005), or 24 months from the consummation of the Offering (such date would be June 30, 2006) if certain extension criteria have been satisfied. The Company has satisfied the extension criteria by entering into an Agreement and Plan of Merger with Hill International, Inc. as described in Note 2. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3).

2. Proposed Acquisition	As of December 5, 2005, the Company entered into an Agreement and Plan of Merger with Hill International, Inc. and all of its current stockholders providing for the merger of Hill International with and into the company. The Company will be the surviving corporation in the merger and will change its name to “Hill International, Inc.” Hill International and its subsidiaries (collectively, “Hill International”) is a privately-owned, independent, project management and construction claims consulting firm headquartered in Marlton, New Jersey.

Pursuant to the merger agreement, Hill International’s stockholders and other persons who exercise options to purchase common stock of Hill International prior to the closing of the merger, in exchange for all of the securities of Hill International outstanding immediately prior to the merger, will receive from the Company 14,500,000 shares of its common stock. Immediately following the merger, the stockholders of Hill International will own approximately 63.6% of the Company’s total issued and outstanding common stock. 12% of the shares of common stock being issued at the time of the merger will be placed into escrow to secure the Company’s indemnity rights under the merger agreement and will be governed by the terms of an escrow agreement. The merger agreement also provides for Hill International’s stockholders to receive up to an additional 6,600,000 shares of the Company’s common stock, contingent upon the combined companies attaining certain earnings targets.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not consummated before June 30, 2006, the Company will be forced to liquidate. Under such circumstances, an agreement with the Company’s Chairman and Chief Executive Officer would be implemented, whereby, he would become personally liable for settlement of accrued expenses, income tax payable and acquisition costs incurred.

As of December 31, 2005, the Company has incurred $215,195 of costs related to this proposed acquisition, which have been deferred as of that date.

3. Offering	The Company sold 6,800,000 units (“Units”) in the Offering, which includes the 800,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option (“UPO”) for $100 to the representative of the underwriters to purchase 300,000 units at an exercise price of $9.90 per Unit. The Units underlying the UPO are identical to the Units sold in the Offering except that the Warrants underlying the UPO have an exercise price of $6.25 per share. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and the market price of the Units and underlying securities) to exercise the UPO without the payment of any cash.

4. Notes Payable, Stockholder	The Company issued a $70,000 unsecured non-interest bearing promissory note to a stockholder on April 14, 2004. The stockholder advanced additional amounts aggregating $7,500 through June 30, 2004. The note and advance were paid in full on July 1, 2004 from the net proceeds of the Offering.

5. Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing on June 24, 2004, the effective date of the Offering. Amounts of $90,000 for the year ended December 31, 2005, $46,750 for the period from April 2, 2004 (inception) to December 31, 2004 and $136,750 for the period from April 2, 2004 (inception) to December 31, 2005 is included in general and administrative for such services.

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock	The Company’s Board of Directors authorized a 1.2 to one forward stock split of its common stock on May 25, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At December 31, 2005, there were 14,500,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

8. Income Taxes

Provision for income taxes consist of:

	For the Year ended December 31, 2005	For the Period from April 2, 2004 (inception) to December 31, 2004	For the Period from April 2, 2004 (inception) to December 31, 2005
Current
Federal	$179,168	$18,609	$197,777
State and local	98,400	49,008	147,408
Deferred	—	—	—

	$277,568	$67,717	$345,285

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March 2006.

ARPEGGIO ACQUISITION CORPORATION

By:	/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric S. Rosenfeld Eric S. Rosenfeld	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2006

/s/ Arnaud Ajdler Arnaud Ajdler	Chief Financial Officer, Secretary and Director (Chief Accounting Officer and Principal Account Officer)	March 14, 2006

/s/ Leonard B. Schlemm Leonard B. Schlemm	Director	March 14, 2006

/s/ Jon Bauer Jon Bauer	Director	March 14, 2006

/s/ Colin D. Watson Colin D. Watson	Director	March 14, 2006

/s/ James G. Dinan James G. Dinan	Director	March 14, 2006