Form 10QSB
period 2006-03-31
ARPEGGIO ACQUISITION CORP
filed 2006-05-11
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission File Number 000-50781

Arpeggio Acquisition Corporation

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0953973
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 East 53rd Street, 36th Floor, New York, New York 10022

(Address of Principal Executive Office)

(212) 319-7676

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 11, 2006, 8,300,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Balance Sheet

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,619	$410,289
U.S. Government Securities held in Trust Fund (Note 2)	37,014,175	36,660,510
Accrued interest receivable, Trust Fund (Note 2)	16,952	5,732
Prepaid expenses	32,500	50,000

Total current assets	37,192,246	37,126,531

Deferred acquisition costs	347,446	215,195
Total assets	$37,539,692	$37,341,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued acquisitions costs	162,993	106,395
Accrued expenses	8,510	14,380
Income tax payable	$49,465	$69,468

Total current liabilities	220,968	190,243

Common stock, subject to possible conversion, 1,359,320 shares at conversion value (Note 2)	7,402,522	7,329,582

Commitment (Note 6)

Stockholders’ equity (Notes 2, 4, 7 and 8)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 30,000,000 shares; Issued and outstanding 8,300,000 shares (which includes 1,359,320 subject to possible conversion)	830	830
Additional paid-in capital	29,393,748	29,466,688
Retained earnings accumulated during development stage	521,624	354,383

Total stockholders’ equity	29,916,202	29,821,901

Total liabilities and stockholders’ equity	$37,539,692	$37,341,726

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Operations (Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Period from April 2, 2004 (inception) to March 31, 2006
Expenses:
General and administrative expenses (Note 6)	$(93,930)	(55,182)	$(734,042)

Operating loss	(93,930)	(55,182)	(734,042)

Interest income	366,796	198,695	1,706,576

Net income before provision for income taxes	272,866	143,513	972,534

Provision for income taxes (Note 9)	(105,625)	(47,359)	(450,910)

Net income	167,241	96,154	521,624

Accretion of Trust Fund relating to common stock subject to possible conversion	(72,940)	(38,848)	(335,658)

Net income attributable to other common stockholders	$94,301	57,306	$185,965

Basic and fully diluted income per share	0.01	0.01

Weighted average common shares outstanding	8,300,000	8,300,000

See accompanying summary of significant accounting policies and notes to unaudited financial statements

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained earnings accumulated during the development stage	Total
Balance, April 2, 2004 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	—	—	1,500,000	150	24,850	—	25,000
Sale of 6,800,000 units and underwriter’s options, net of underwriters’ discount and offering expenses (includes 1,359,320 shares subject to possible conversion)	—	—	6,800,000	680	36,771,420	—	36,772,100

Proceeds subject to possible conversion of 1,359,320 shares	—	—	—	—	(7,066,864)	—	(7,066,864)
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(57,793)	—	(57,793)
Net income for the period	—	—	—	—	—	70,426	70,426

Balance, December 31, 2004	—	—	8,300,000	$830	$29,671,613	$70,426	$29,742,869

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(204,925)	—	(204,925)
Net income for the year	—	—	—	—	—	283,957	283,957

Balance, December 31, 2005	—	$—	8,300,000	$830	$29,466,688	$354,383	$29,821,901

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(72,940)	—	(72,940)
Net income for the period (unaudited)	—	—	—	—	—	167,241	167,241

Balance, March 31, 2006	—	$—	8,300,000	$830	$29,393,748	$521,624	$29,916,202

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Statement of Cash Flows (Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	Period from April 2, 2004 (inception) to March 31, 2006
Cash Flows from Operating Activities

Net income	$167,241	$96,154	$521,624
Adjustments to reconcile net income to net cash used in operating activities:

Gain on maturity of U.S. Government Securities held in Trust Fund	(353,782)	(192,186)	(1,657,001)
Changes in operating assets and liabilities:

(Decrease) increase in prepaid expenses	17,500	21,250	(32,500)
(Decrease) increase in accrued interest receivable	(11,220)	1,140	(16,952)
Increase in income tax payable	(20,003)	(11,279)	49,465
(Decrease) increase in accrued expenses	(5,870)	4,040	8,510

Net cash used in operating activities	(206,134)	(80,881)	(1,126,854)

Cash Flows from Investing Activities

Purchases of U.S. Government Securities held in Trust Fund	(37,013,883)	(35,830,291)	(252,921,174)
Maturity of U.S. Government Securities held in Trust Fund	37,014,000	35,827,000	217,564,000
Deferred acquisition costs	(75,653)		(184,453)

Net cash used in investing activities	(75,536)	(3,291)	(35,541,627)
Cash Flows from Financing Activities

Proceeds from public offering of 6,800,000 units, net	—	—	36,772,000
Proceeds from issuance of common stock to initial stockholders	—	—	25,000
Proceeds from underwriter’s option	—	—	100
Proceeds from note payable, stockholder	—	—	77,500
Repayment of note payable, stockholder	—	—	(77,500)

Net cash provided by financing activities	0	0	36,797,100

Net increase (decrease) in cash and cash equivalents	(281,670)	(84,172)	128,619

Cash and cash equivalents at beginning of the period	410,289	1,219,597	0
Cash and cash equivalents at end of the period	$128,619	$1,135,425	$128,619

Supplemental disclosure from cash flow information:
Cash paid during the period for income taxes	$125,628	$40,473	$401,445

Supplemental disclosure of non-cash activity:
Accretion of trust fund relating to common stock subject to possible conversion	$72,940	$38,848	$335,658
Accrued acquisition costs	162,993	—	162,993

See accompanying summary of significant accounting policies and notes to unaudited financial statement

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Cash and Cash Equivalents	Arpeggio Acquisition Corporation (the “Company”) considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. government securities at cost, which approximates fair value.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income Per Share	Basic net income per share is calculated by dividing net income after accretion attributable to common stockholders by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as their effect would not be dilutive.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with current period presentation.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

1. Basis of Presentation	The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and related disclosures for the year ended December 31, 2005 included in the Company’s Form 10-KSB.

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

On June 30, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $36,772,000 which is discussed in Note 4. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business in the United States or Canada (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $37,031,127 and $36,666,242 (which includes accrued interest of $16,952 and $5,732) as of March 31, 2006 and December 31, 2005, respectively is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the acquisition of a target business (see Note 3) and will submit such transaction for stockholder approval. In the event that public stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,500,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination, which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $7,402,522 and $7,329,582 has been classified as common stock subject to possible conversion at March 31, 2006 and December 31, 2005, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was December 31, 2005), or 24 months from the consummation (such date would

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

be June 30, 2006) of the Offering if certain extension criteria have been satisfied. The Company has satisfied the extension criteria by entering into an Agreement and Plan of merger with Hill International, Inc as described in Note 3. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 4).

3. Proposed Acquisition	As of December 5, 2005, the Company entered into an Agreement and Plan of Merger with Hill International, Inc. and all of its current stockholders providing for the merger of Hill International with and into the company. The Company will be the surviving corporation in the merger and will change its name to “Hill International, Inc.” Hill International and its subsidiaries (collectively, “Hill International”) is a privately-owned, independent, project management and construction claims consulting firm headquartered in Marlton, New Jersey.

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

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not consummated before June 30, 2006, the Company will be forced to liquidate. Under such circumstances, an agreement with the Company’s Chairman and Chief Executive Officer would be implemented, whereby, he

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

would become personally liable for settlement of accrued expenses, income tax payable and acquisition costs incurred to the extent such items are in excess of the net proceeds of the Offering not held in the Trust Fund.

As of March 31, 2006, the Company has incurred $347,446 (at December 31, 2005, $215,195) of costs related to this proposed acquisition, which have been deferred as of that date.

4. Offering	The Company sold 6,800,000 units (“Units”) in the Offering, which includes the 800,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 300,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

5. Notes Payable, Stockholder	The Company issued a $70,000 unsecured non-interest bearing promissory note to a stockholder on April 14, 2004. The stockholder advanced additional amounts aggregating $7,500 through June 30, 2004. The note and advance were paid in full on July 1, 2004 from the net proceeds of the Offering.

6. Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing on June 24, 2004,

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

the effective date of the Offering. Amounts of $22,500 for the three-month period ended March 31, 2006, $22,500 for the three-month period ended March 31, 2005, $69,250 for the period from April 2, 2004 (inception) to March 31, 2005 and $159,250 for the period from April 2, 2004 (inception) to March 31, 2006 is included in general and administrative for such services.

7. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. Common Stock	The Company’s Board of Directors authorized a 1.2 to one forward stock split of its common stock on May 25, 2004. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At March 31, 2006, there were 14,500,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

Arpeggio Acquisition Corporation

(a corporation in the development stage)

Notes to Unaudited Financial Statements

9.	Income Taxes

Provision for income taxes consist of:

	For the three months ended March 31, 2006	For the Three Months ended March 31, 2005	For the Period from April 2, 2004 (inception) to March 31, 2006
Current:
Federal	$81,024	$13,015	$278,801
State and local	24,601	34,344	172,109
Deferred:	—	—	—

	$105,625	$47,359	$450,910

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

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

Net Income for the three months ended March 31, 2006 of $167,241 consisted of interest income on the Trust Fund investment of $364,886, interest on cash and cash equivalents of $1,910 offset by general and administrative expenses of $22,500 for a monthly administrative services agreement, $5,916 for professional fees, $25,000 for officer liability insurance, $12,550 for travel, $105,625 for income taxes and $27,964 for other expenses (including $2,199 in Franchise Tax).

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

Net Income for the period from April 2, 2004 (inception) to March 31, 2006 of $ 521,624 consisted of interest income on the Trust Fund investment was $1,679,127, interest on cash and cash equivalents of $27,449 offset by general and administrative expenses of $159,250 for a monthly administrative services agreement, $201,079 for professional fees, $160,000 for officer liability insurance, $52,517 for travel, $450,910 for income taxes and $161,196 for other expenses (including $ 54,655 in franchise tax).

We consummated our initial public offering on June 30, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $40,800,000. After deducting offering expenses of $1,580,000 including $1,080,000 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $2,448,000, net proceeds were $36,772,000. Of this amount, $35,352,000 was placed in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through June 30, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

For a more complete discussion of Hill International and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of Hill International, see our Current Report on Form 8-K dated December 5, 2005 and filed with the SEC on the same date, as amended by Form 8-K/A filed with the SEC on January 4, 2006, and our Preliminary Proxy Statement for our Special Meeting of Stockholders filed with the SEC on February 10, 2006, as amended on April 10, 2006.

We expect that the transaction will be consummated in the first half of 2006, after the required approval by our stockholders. However, if we do not complete the business combination by June 30, 2006, we will be forced to dissolve and liquidate.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

We paid a total of $2,448,000 in underwriting discounts and commissions, and approximately $1,580,000 has been paid for costs and expenses related to the offering, including $1,080,000 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $36,772,000, of which $35,352,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2006, we have used approximately $1,290,000 of cash for operating expenses and acquisition costs and $77,500 to repay advances made to us by one of our initial stockholders.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1	–	Section 302 Certification by CEO

31.2	–	Section 302 Certification by CFO

32.1	–	Section 906 Certification by CEO

32.2	–	Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARPEGGIO ACQUISITION CORPORATION

Dated: May 11, 2006

/s/ Eric S. Rosenfeld
Eric S. Rosenfeld
Chairman of the Board, Chief Executive Officer and President

/s/ Arnaud Ajdler
Arnaud Ajdler
Chief Financial Office and Secretary