Form 10-Q
period 2006-07-01
Hill International, Inc.
filed 2006-08-14
CIK 1287808

hill

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 000-50781

HILL INTERNATIONAL, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-0953973
(State or other jurisdiction of	(I.R.S. Employment
incorporation or organization)	Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (856) 810-6200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒        No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐        No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).   Large Accelerated Filer ☐        Accelerated Filer ☐        Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐         No ☒

As of August 14, 2006 there were 22,290,444 shares of the Registrant's Common Stock outstanding.

Quarter ended July 1, 2006
Form 10-Q
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Index

PART I: FINANCIAL INFORMATION

 Item 1: Consolidated Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(unaudited)

	July 1,	December 31,
	2006	2005
Assets
Current assets

Cash and cash equivalents	$25,151	$2,716
Cash-restricted	1,361	1,040
Accounts receivable, less allowance for doubtful accounts of $1,307 and $845	39,522	27,623
Accounts receivable-related party	244	611
Prepaid expenses and other current assets	2,491	1,361
Total current assets	68,769	33,351

Property and equipment - net	3,355	2,842
Cash - restricted	3,820	2,169
Retainage receivable, less allowance for doubtful accounts of $98 and $88	1,145	964
Intangible assets, net and goodwill	1,359	148
Deferred tax assets - net	263	451
Investment in affiliate	325	393
Other assets	607	405
Total assets	$79,643	$40,723
Liabilities and Stockholders’ Equity

Current liabilities
Due to bank	$290	$190
Current maturities of long-term debt	545	10,156
Current maturities of capital lease obligations	121	186
Accounts payable and accrued expenses	24,307	13,757
Deferred tax liabilities	2,308	2,136
Income taxes payable	2,785	1,923
Other current liabilities, primarily advance payments from clients	7,714	3,359
Total current liabilities	38,070	31,707

Long-term debt, net of current maturities	965	-
Capital lease obligations, net of current maturities	4	32
Retainage payable	1,044	877
Other liabilities	1,962	1,948
Total liabilities	42,045	34,564

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 22,791,000 shares issued and 22,290,444 shares outstanding at July 1, 2006; 30,000,000 shares authorized, 15,624,000 shares issued and 11,760,000 shares outstanding at December 31, 2005	2	1
Additional paid-in capital	35,537	2,009
Retained earnings	8,562	5,582
Accumulated other comprehensive loss	(64)	(25)
	44,037	7,567
Less treasury stock at cost	(2,574)	(583)
Shares held in escrow	(3,865)
Due from stockholder	—	(825)
Total stockholders' equity	37,598	6,159
Total liabilities and stockholders’ equity	$79,643	$40,723

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Revenue	$43,482	$25,219	$80,290	$50,607
Reimbursable expenses	15,484	5,838	26,941	13,013
Revenue, less reimbursable expenses	27,998	19,381	53,349	37,594
Direct expenses	15,875	10,236	29,837	20,048
Gross profit	12,123	9,145	23,512	17,546

Operating expenses (income)
Selling, general and administrative expenses	9,748	7,511	19,424	14,960
Equity in affiliate	(136)	(40)	(202)	(285)

Operating income	2,511	1,674	4,290	2,871

Interest expense, net	191	140	381	271

Income before provision for income taxes	2,320	1,534	3,909	2,600

Provision for income taxes	574	553	929	958

Net income	$1,746	$981	$2,980	$1,642

Basic net income per share	$0.15	$0.08	$0.25	$0.14
Basic weighted average shares outstanding	12,051	11,586	12,041	11,586

Diluted net income per share	$0.13	$0.07	$0.22	$0.12
Diluted weighted average shares outstanding	13,818	14,031	13,808	14,093

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity Six Months Ended July 1. 2006 (Dollars in thousands, except per share data)
(in thousands, except per share data) (unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Shares Held	In Escrow	Due from	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Shares	Amount	Stockholder	Equity
Balances at December 31, 2005	15,624	$1	$2,009	$5,582	$(25)	3,864	$(583)	-	-	$(825)	$6,159
Advances to stockholder	-	-	-	-	-	-	-	-	-	(183)	(183)
Repayment of advances to stockholder	-	-	-	-	-	-	-	-	-	1,008	1,008
Retirement of treasury shares	(3,864)	-	(583)	-	-	(3,864)	583	-	-	-	-
Exercise of employee stock options	2,740	-	-	-	-	-	-	-	-	-	-
Shares held in esrow for indemnification by stockholders	-	-	-	-	-	-	-	729	(3,865)	-	(3,865)
Purchase of shares for employees income tax withholidngs	-	-	-	-	-	501	(2,574)	-	-	-	(2,574)
Issuance of common stock in connection with reverse acquisition of
Arpeggio, net of acquistion costs	8,300	1	34,159	-	-	-	-	-	-	-	34,160
Shares converted on vote against merger	(9)	-	(48)	-	-	-	-	-	-	-	(48)
Net income	-	-	-	2,980	-	-	-	-	-	-	2,980
Foreign currency translation adjustment	-	-	-	-	(39)	-	-	-	-	-	(39)
Balances at July 1, 2006	22,791	$2	$35,537	$8,562	$(64)	501	$(2,574)	729	$(3,865)	$-	$37,598

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended July 1, 2006 and July 2, 2005
(Dollars in thousands)
(Unaudited)

	July 1,	July 2,
	2006	2005
Cash flows from operating activities
Net income	$2,980	$1,642
Adjustments to reconcile net income to net cash used in
operating activities
Depreciation	514	365
Amortization	108	76
Equity in affiliate	(202)	(285)
Provision for bad debts	432	327
Deferred tax (benefit) provision	7	592
Stock based compensation	—	192
(Increase) decrease in assets, net of acquisitions
Accounts receivable	(11,559)	(3,189)
Accounts receivable-related party	367	413
Other accounts receivable	—	106
Prepaid expenses and other current assets	(1,059)	(216)
Retainage receivable	(181)	208
Other assets	(202)	(103)
Increase (decrease) in liabilities, net of acquisitions
Accounts payable and accrued expenses	3,500	(935)
Income taxes payable	862	1,678
Deferred revenue	—	(75)
Other current liabilities, primarily advance payments from clients	2,381	291
Retainage payable	167	130
Other liabilities	(18)	(1,340)
Total adjustments	(4,883)	(1,765)
Net cash flow used in operating activities	(1,903)	(123)

Cash flows from investing activities
Cash acquired in acquisition	165	—
Payments for purchase of property and equipment	(867)	(409)
Net cash flows used in investing activities	(702)	(409)

Cash flows from financing activities
Distributions from affiliate	269	618
Due to bank	100	510
Proceeds from long-term debt	2,801	8,528
Payments on long-term debt	(12,707)	(8,454)
Net (repayments) proceeds on revolving loan borrowings	(354)	23
Advances to stockholder	(183)	—
Repayments from stockholder	1,008	—
Proceeds from issuance of common stock in merger, net of acquisition costs	34,159	—
Payments on capital lease obligations	(92)	(192)
Net cash flow provided by financing activities	25,001	1,033
Effect of exchange rate changes on cash	39	(321)

Net increase in cash and cash equivalents	22,435	180
Cash and cash equivalents - beginning of period	2,716	802
Cash and cash equivalents - end of period	$25,151	$982

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)

Note 1— Basis of Presentation

Arpeggio Acquisition Corporation

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware on April 2, 2004 as a blank check company, the objective of which was to acquire an operating business in the United States or Canada. The Company’s initial stockholders purchased 1,500,000 common shares, $.0001 par value, for $25,000 on April 2, 2004.

On June 30, 2004, Arpeggio consummated an Initial Public Offering (“Offering”) and raised net proceeds of $36,772,000. Arpeggio sold 6,800,000 units (“Units”) in the Offering, which included 800,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”) as described in Note 12. An amount of $36,666,000 (which included accrued interest of $6,000) as of December 31, 2005, was being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of Arpeggio. The remaining net proceeds (not held in trust) may have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Merger and Accounting Treatment

On June 28, 2006, Arpeggio consummated a merger with Hill International, Inc., a Delaware corporation ("Hill"), in which Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the "Merger Agreement"), among Arpeggio, Hill and certain stockholders of Hill. Pursuant to the Merger Agreement, Hill stockholders party to the merger agreement and other persons who exercised options to purchase common stock of Hill prior to the closing of the merger, in exchange for all of the securities of Hill outstanding immediately prior to the merger, received from Arpeggio 14.5 million shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) or 1,740,000 of the 14,500,000 shares of Arpeggio common stock being issued to the Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. One Arpeggio shareholder, owning 9,000 shares of Arpeggio common stock, voted against the merger, and the combined company will remit to that shareholder approximately $48,000 in exchange for his shares.

The Merger Agreement also provides for Hill’s then stockholders to receive up to an additional 6,600,000 million shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets.

In connection with the approval of the above described transaction, the Arpeggio stockholders adopted, among other matters, the following:

•	An amendment to the Certificate of Incorporation of Arpeggio to change the name of Arpeggio from Arpeggio Acquisition Corporation to Hill International, Inc.;

•	An amendment to the Certificate of Incorporation of Arpeggio to increase the number of authorized shares of Arpeggio common stock from 30,000,000 to 75,000,000; and

•	The 2006 Employee Stock Option Plan, which reserves 1,140,000 shares of common stock for issuance in accordance with the plan's terms.

Upon the Closing, Arpeggio changed its name to Hill International, Inc. and is hereinafter referred to as the "Company."

Upon consummation of the merger, $37,500,000 was released from trust to be used by the combined company. After payments totaling approximately $3,300,000 for professional fees and other costs related to the merger, the net proceeds amounted to $34,200,000. In connection with the merger, the Company incurred approximately $105,000 of acquisition costs as of December 31, 2005, which was recorded within other assets in the accompanying consolidated balance sheet. The total direct and incremental costs of $3,300,000 incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Arpeggio was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Hill issuing stock for the net monetary assets of Arpeggio, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of Hill and related recapitalization.

Note 2 - Summary of Significant Accounting Policies

Operations

The Company is a professional services firm providing program management, project management, construction management and construction claims services worldwide. Revenue from international services was approximately 48.3% and 33.2% of total revenue for the three-month periods ended July 1, 2006 and July 2, 2005, respectively and 47.0% and 35.9% of total revenue for the six-month periods ended July 1, 2006 and July 2, 2005, respectively.

General

The accompanying unaudited interim Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The Consolidated Financial Statements included in this Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report on Form 10-Q and included together with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Fiscal Year 2005 Audited Financial Statements included in the Definitive Proxy Statement dated on June 5, 2006 filed on June 6, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, recoverability of long-lived assets, income taxes, allowance for doubtful accounts and commitments and contingencies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Periods

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to December 31. The three months ended July 1, 2006 began on April 2, 2006 and the six months ended July 1, 2006 began on January 1, 2006. The three months ended July 2, 2005 began on April 3, 2005 and the six months ended July 2, 2005 began on January 2, 2005. Each three-month period includes 13 weeks and each six-month period includes 26 weeks.

Share-Based Compensation

On January 2, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the “Modified Prospective Application Method” which requires that compensation cost be recorded, as earned, for all unvested stock options both outstanding at the beginning of the first quarter of adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R) , the Company’s compensation expense was approximately $192,000 ($119,000 net of taxes) for both the three and six months ended July 2, 2005.  The compensation cost is recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company’s consolidated financial statements of prior fiscal years do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123(R). The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options under SFAS No. 123(R). The Company did not change the quantity, type or payment arrangements of any share-based payment programs. Since the modified prospective application method was used there was no cumulative effect adjustment upon the adoption of SFAS No. 123(R). The Company’s policy is to use newly issued shares to satisfy the exercise of stock options. No options were issued during the six months ended July 1, 2006 or July 2, 2005.

Earnings per Share

Basic net income (loss) per share is determined by dividing net income (loss) available to stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential increase in the weighted average number of common shares used in the basic income (loss) per share calculation for the weighted average number of common shares that would be issued if all options outstanding during the year had been exercised using the treasury stock method.

Dilutive stock options increased average common shares outstanding by approximately 1,767,000 and 2,445,000 shares for the three months ended July 1, 2006 and July 2, 2005, respectively, and by approximately 1,767,000 and 2,507,000 shares for the six months ended July 1, 2006 and July 2, 2005, respectively.

Warrants to purchase 13,600,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the three and six months ended July 1, 2006 because they were anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes to equity except those resulting from investments by or distribution to owners and consists of a foreign currency translation adjustment.

Components of other comprehensive income (loss) (in thousands) for the three and six month periods ended July 1, 2006 and July 2, 2005 are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Foreign currency translation adjustment, net of tax	$77	$(166)	$39	$(321)

Note 3 - Receivables

Accounts Receivable

	July 1,	December 31,
	2006	2005
(in thousands)
Billed	$37,025	$25,630
Retainage, current portion	1,560	663
Unbilled	2,244	2,175
	40,829	28,468
Less allowance for doubtful accounts	(1,307)	(845)
	$39,522	$27,623

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables at July 1, 2006 and December 31, 2005, are $1.8 million and $2.7 million of amounts due from various branches of the U.S. Government and $7.2 million and $3.9 million of receivables from foreign governments, respectively.

Note 4 - Prepaid Expenses and Other Current Assets

	July 1,	December 31,
	2006	2005
(in thousands)
Prepaid subcontractor fees	$566	$445
Prepaid insurance	518	241
Prepaid rent	617	188
Employee advances	131	227
Prepaid reimbursable costs	178	-
Other assets	481	260
	$2,491	$1,361

Prepaid subcontractor fees represent advance payments from clients for future services which may relate to work to be performed by subcontractors. As of July 1, 2006 and December 31, 2005, $566,000 and $445,000, respectively, of such advances were remitted to subcontractors in advance for future services.

Prepaid reimbursable costs represent advance payments required when relocating employees to foreign countries for a specific project and consist mainly of travel, living expenses and recruiting expenses. These costs are billed to the client and expensed over the expected term of project. As of July 1, 2006 there was $178,000 of these costs included in prepaid expenses which are expected to be billed and expensed by the end of 2006.

Note 5 - Property and Equipment

	July 1,	December 31,
	2006	2005
(in thousands)
Furniture and equipment	$2,269	$1,790
Leasehold improvements	251	241
Computer equipment and software	3,681	2,918
Automobiles	31	—
	6,232	4,949
Less accumulated depreciation	(2,877)	(2,107)
Property and equipment, net	$3,355	$2,842

Depreciation expense of $286,000 and $185,000 was recorded for the three months ended July 1, 2006 and July 2, 2005, respectively, and $514,000 and $365,000 was recorded for the six months ended July 1, 2006 and July 2, 2005, respectively. Depreciation expense is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

Furniture and equipment and computer equipment and software include assets recorded under capital leases of $652,000 and $817,000 as of July 1, 2006 and December 31, 2005, respectively. Related accumulated depreciation was approximately $299,000 and $324,000 as of July 1, 2006 and December 31, 2005, respectively.

Note 6 - Intangible Assets and Goodwill

On January 23, 2006, Hill International (UK) Limited, (“Hill UK”) a wholly owned subsidiary of the Company, purchased all of the outstanding common stock of The Pickavance Group Limited (“Pickavance”) from the existing shareholders of Pickavance. The results of Pickavance’s operations from January 23, 2006 are included in the Company’s consolidated statements of operations.  The Pickavance acquisition is not a material business combination to the company's operations.

The purchase price was calculated by discounting back to the acquisition date the future payments using an 8% imputed interest cost (the Company’s approximate average borrowing cost at the acquisition date). The discounted price was then converted into U.S. dollars using an exchange rate of approximately $1.78/₤1, the exchange rate on the date of the acquisition.

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments as follows:

Date Paid / Payable	Amount in British Pounds	Discounted Value	United States Dollar Equivalent
February 1, 2006	£153	£153	$273
January 1, 2007	70	65	116
February 1, 2007	154	142	253
February 1, 2008	315	269	479
February 1, 2009	315	248	442
Total	£1,007	£877	$1,563

The net assets acquired and liabilities assumed were as follows in U.S. dollars:

(in thousands)

Cash	$165
Accounts receivable, net	772
Prepaid expenses	71
Property, plant and equipment, net	160
Total tangible assets	$1,168
Accounts payable	555
Other current liabilities	1
Other liabilities	33
Total liabilities assumed	589
Net assets acquired	$579

Purchase price	$1,563
Net assets acquired	579
Intangible assets	984
Associated deferred taxes	295
Total intangible assets	$1,279

Pending a final valuation, the Company has allocated the excess of the purchase price over net assets acquired to intangible assets. This valuation is subject to change. The intangible assets were identified as contractual and noncontractual customer relationships and will be amortized on a straight-line basis over five years (the expected average life of a customer relationship based on historical results.)

	July 1, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Acquired contract rights	$2,139	$2,067	$2,139	$1,991
Customer relationships, at acquisition, including associated deferred taxes	1,279	32	-	-
Total	$3,418	$2,099	$2,139	$1,991
Intangible assets, net	1,319		148
Foreign currency adjustment	40		-
Intangible assets, net	$1,359		$148

Amortization expense related to intangible assets totaled $38,000 and $38,000 for the three months ended July 1, 2006 and July 2, 2005, respectively, and totaled $108,000 and $76,000 for the six months ended July 1, 2006 and July 2, 2005, respectively. Intangible assets of $295,000 associated with deferred taxes will not be amortized to expense.

Note 7 -Advance Payments from Clients

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are reversed and recognized as revenue. The balance of advance payments from clients was $7.1 million and $3.3 million at July 1, 2006 and December 31, 2005, respectively, and was included in other current liabilities on the Condensed Consolidated Balance Sheets.

Note 8- Long-term Debt
	July 1, 2006	December 31, 2005
	(in thousands)
Revolving credit loan payable to Merrill Lynch up to $9.75 million, with interest rates at December 31, 2005 of 3.25% plus the one-month LIBOR 4.38% at December 31, 2005), collateralized by certain assets of the Company and guaranteed by the principal stockholder. The loan was repaid in June 2006.	$—	$9,637

Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,214,000), with interest rates at July 1, 2006 and December 31, 2005 of 2.5% plus the Egnatia Bank prime base rate of 6.5% and 5.5%, as of July 1, 2006 and December 31, 2005, respectively, collateralized by certain assets of the Company. The maturity date of July 15, 2006 was extended to March 16, 2007 in July 2006.	165	157

Revolving credit loan payable to National Bank of Abu Dhabi up to 5.0 million AED ($1.4 million), with interest rates of 2% plus the 3 month EIBOR rate (5.6% and 4.6% at July 1, 2006 and December 31, 2005, respectively), collateralized by certain assets of the Company. The maturity date is November 15, 2006.	—	362

Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% including foreign currency adjustment of approximately $80,000 (See Note 6 for payment dates).	1,345	—

	1,510	10,156

Less current maturities	545	10,156

Long-term debt, net of current maturities	$965	$—

Note 9 - Noncash Investing and Financing Activities

On March 24, 2006, options to purchase 482,767 shares of the Company’s common stock with an exercise price of $0.37 per share and options to purchase 48,277 shares of the Company’s common stock with an exercise price of $0.53 per share were exercised on a cashless basis when the fair market value was $5.47 resulting in the Company issuing 493,465 shares of its common stock.

On June 28, 2006 options to purchase 2,838,669 shares of the Company’s common stock with exercise prices ranging from $0.37 to $3.08 were exercised on a cashless basis resulting in the issuance of 2,246,852 shares of the Company’s stock.  The March 24, 2006 and June 28, 2006 excercise resulted in 3,369,713 options excercised, 629,396 share surrendered and 2,740,317 shares issued.  The Company agreed to withhold its common stock due to certain option holders, including the Company’s Chief Operating Officer and Senior Vice President of Finance, and to remit to the proper taxing authorities’ payment for income taxes due on the exercise of options. The total amount due to the taxing authorities is approximately $2.57 million and is included in “accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet as of July 1, 2006. The Company has received and recorded as treasury stock 500,556 shares of its common stock.

The Company also entered into an agreement whereby the option holders and other Company shareholders agreed to escrow 1,450,000 shares to indemnify the Company against identified litigation claims in excess of amounts recorded at September 30, 2005. As of July 1, 2006 the Company had specifically identified judgments and awards totaling $3,865,000 as described in Note 18 and accordingly, approximately 729,000 shares in escrow have been reserved for these claims. The $3,865,000 is included in “accounts payable and accrued expenses” and “shares held in escrow” in the equity section of the Condensed Consolidated Balance Sheets. See Note 1 and 18 for further information.

	Six-Months Ended
Supplemental disclosures:	July 1, 2006,	July 2, 2005
(in thousands)
Interest paid	$485	$286
Income taxes paid	$278	$234
Tangible assets acquired	$1,168
Intangible assets acquired	1,279
Associated deferred taxes	(295)
Note payable at acquisition	(1,563)
Liabilities assumed	$589

Note 10- Investment in Affiliate

Investment in affiliate reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill (“SBH”). Summary information of the affiliate follows:

	As of
	June 30, 2006	December 31, 2005
(in thousands)
Current assets	$3,716	$3,650
Current liabilities	2,216	2,467
Working capital	1,500	1,183
Property and equipment, net	23	5
Members’ equity	$1,523	$1,188

For the three and six month periods ended:
	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
(in thousands)

Sales	$3,867	$2,934	$7,331	$6,200
Net income	$407	$120	$605	$855
Summary information of the Company’s ownership interest is as follows:
Equity in affiliate	$136	$40	$202	$285
Undistributed earnings included in consolidated retained earnings	$136	$40	$595	$285
Distributions from affiliate	$270	$—	$270	$618

Accounts Receivable - Related Party

At July 1, 2006 and December 31, 2005 there were receivables of $244,000 and $611,000, respectively, from SBH owed to the Company for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue Earned by the Company

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2006 and 2005 was $748,000 and $747,000, respectively and $1,311,000 and $1,727,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Note 11 - Stock Options

From January 1, 2006 to July 1, 2006, no options to purchase shares of the Company’s common stock were issued. A summary of the status and changes of the stock options under the Company’s stock option plans as of July 1, 2006 and for the six months then ended is as follows (See Note 9 for further information):

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2005	3,417,990	$1.02
Granted	—	—
Exercised	(3,369,713)	.99
Forfeited	(48,277)	3.08
Outstanding at July 1, 2006	—	—
Vested and exercisable at July 1, 2006	—	—

Note 12 - Warrants

The Company issued 13,600,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 30, 2008 (four years from the effective date of Arpeggio’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, Arpeggio issued an option for $100 to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Note 13 - Due from Stockholder

From time to time the Company made cash advances to its principal stockholder. These advances were non-interest bearing, had no set repayment term and were classified in Stockholders’ Equity in the Condensed Consolidated Balance Sheets. The entire amount due from the Company’s principal stockholder of $1,008,000 was repaid to the Company on April 21, 2006.

Note 14 - Selling, General and Administrative Expenses

Legal expenses related to an investment transaction (the Tickets.com litigation) for the three and six months ended July 2, 2005 of $0 and $234,000 were included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Such litigation was concluded in April 2004 resulting in a claim against the Company and an entity controlled by the Chief Executive Officer of the Company (“the Other Defendant”) for court costs of approximately $500,000. The Chief Executive Officer and the Other Defendant have represented to the Company that they will make full payment of the amount. Accordingly, no amount has been provided for by the Company for this matter in the accompanying financial statements.

Also included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations is bad debt expense of $218,000 and $167,000 for the three-month periods ended July 1, 2006 and July 2, 2005, respectively and of $432,000 and $327,000 for the six-month periods ended July 1, 2006 and July 2, 2005, respectively.

Note 15 - Income Taxes

The effective tax rates for the three months ended July 1, 2006 and July 2, 2005 are 23.8% and 36.0% respectively and 22% and 38%, respectively for the six months ended July 1, 2006 and July 2, 2005. The effective rate for the three and six months ended July 1, 2006 is lower than in previous periods because a greater portion of the Company’s profit in the three and six months ended July 1, 2006 came from foreign operations which are taxed at lower rates.

Note 16 - Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and their geography (United States, Europe and Middle East).

The Project Management segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, staff augmentation, management consulting and estimating services.

The Construction Claims segment provides such services as claims consulting, litigation support, expert witness testimony, cost and damages assessment and delay and disruption analysis to clients worldwide.

The Company evaluates the performance of its segments primarily on operating income before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures (in thousands) for the Company’s reportable segments:

Revenue and Income from Operations
Three months ended	July 1, 2006	July 2, 2005
Project Management
Revenue	$38,591	$21,555
Income from operations pre-Corporate overhead allocation	3,810	3,192
Equity in affiliate	136	40
Less: Corporate overhead allocation	1,898	1,663
Operating income	$2,048	$1,569

Construction Claims
Revenue	$4,891	$3,664
Income from operations pre-Corporate overhead allocation	614	512
Less: Corporate overhead allocation	425	416
Operating income	$189	$96

Total Reportable Segments
Revenue	$43,482	$25,219
Income from operations pre-Corporate overhead allocation	4,424	3,704
Equity in affiliate	136	40
Less: Corporate overhead allocation	2,323	2,079
Operating income	2,237	1,665
Excess of corporate overhead allocations over actual expenses	274	9
Total Company - Operating income	$2,511	$1,674

Depreciation and amortization expense
For the three-months ended	July 1, 2006	July 2, 2005
Project Management	$177	$120
Construction Claim Services	85	38
Subtotal -Segments	262	158
Corporate	62	65

Total	$324	$223
Revenue and Income from Operations
Six months ended	July 1, 2006	July 2, 2005
Project Management
Revenue	$70,860	$43,969
Income from operations pre-Corporate overhead allocation	7,854	6,301
Equity in affiliate	202	285
Less: Corporate overhead allocation	3,911	3,160
Operating income	$4,145	$3,426

Construction Claims
Revenue	$9,430	$6,638
Income from operations pre-Corporate overhead allocation	1,178	650
Less: Corporate overhead allocation	745	790
Operating income (loss)	$433	$(140)

Total Reportable Segments
Revenue	$80,290	$50,607
Income from operations pre-Corporate overhead allocation	9,032	6,951
Equity in affiliate	202	285
Less: Corporate overhead allocation	4,656	3,950
Operating income	4,578	3,286
Other corporate expenses	(288)	(415)
Total Company - Operating income	$4,290	$2,871

Depreciation and amortization expense
For the six-months ended
Project Management	$347	$237
Construction Claim Services	166	74
Subtotal -Segments	513	311
Corporate	109	130
Total	$622	$441

Total assets as of	July 1, 2006	December 31, 2005
United States	$44,297	$20,611
Europe	15,725	7,810
Middle East	19,621	12,302
Total	$79,643	$40,723

The Company’s enterprise-wide disclosures (in thousands) are as follows:

Total revenue by service type:
For the three-months ended	July 1, 2006	July 2, 2005
Project Management	$38,591	$21,555
Construction Claims	4,891	3,664
Total	$43,482	$25,219

Total revenue by geographic region:
For the three-months ended	July 1, 2006	July 2, 2005
United States	$22,476	$16,828
Europe	6,354	2,324
Middle East	14,652	6,067
Total	$43,482	$25,219

Total revenue by client type:
For the three-months ended	July 1, 2006	July 2, 2005
U.S. federal government	$3,870	$5,466
State, local and quasi-governmental agencies	14,661	9,431
Foreign governments	7,293	3,965
Private sector	17,658	6,357
Total	$43,482	$25,219
Total revenue by service type:
For the six-months ended	July 1, 2006	July 2, 2005
Project Management	$70,860	$43,969
Construction Claims	9,430	6,638
Total	$80,290	$50,607

Total revenue by geographic region:
For the six-months ended	July 1, 2006	July 2, 2005
United States	$42,529	$32,429
Europe	10,798	7,078
Middle East	26,963	11,100
Total	$80,290	$50,607

Total revenue by client type:
For the six-months ended	July 1, 2006	July 2, 2005
U.S. federal government	$8,105	$9,746
State, local and quasi-governmental agencies	27,012	17,282
Foreign governments	12,614	10,030
Private sector	32,559	13,549
Total	$80,290	$50,607

Property, plant and equipment, net by geographic location As of	July 1, 2006	December 31, 2005
United States	$1,801	$1,832
Europe	535	283
Middle East	1,019	727
Total	$3,355	$2,842

Note 17 - Concentrations

The Company had two clients that accounted for 34% of total revenue, and 21% of revenue less reimbursable expenses (“RLRE”), for the three-month period ended July 1, 2006 and one client accounted for 14% of total revenue, and 4% of RLRE, during the three-month period ended July 2, 2005.

The Company had two clients that accounted for 31% of total revenue, and 20% of RLRE, for the six-month period ended July 1, 2006 and one client accounted for 12% of total sales, and 4% of RLRE, during the six-month period ended July 2, 2005.

The Company had one client that accounted for 14% and 15% of accounts receivable as of July 1, 2006 and December 31, 2005, respectively.

The Company has several contracts with U.S. federal government agencies that accounted for 9% and 22% of total sales during the three-month periods ended July 1, 2006 and July 2, 2005, respectively.

The Company has several contracts with U.S. federal government agencies that accounted for 10% and 19% of total sales during the six-month periods ended July 1, 2006 and July 2, 2005, respectively.

Note 18- Commitments and Contingencies

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3.5 million in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7.3 million. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury established damages at $2.0 million. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On March 28, 2006, the Court entered judgment in the case on the jury’s verdict in the amount of $2.0 million plus pre-judgment interest, but the Court stayed enforcement of that judgment pending the decision on the Company’s Motion to Mold the Verdict. The Company had accrued a liability of $250,000 at December 31, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock.  On June 28, 2006 the Court denied the Company’s Motion and the Company subsequently filed a Notice of Appeal with the Third Circuit Court of Appeals. The Company has posted a bond securing the judgment and pre- and post-judgment interest in the amount of $3.35 million secured by cash collateral. The $250,000 accrued liability related to Wartsila was allocated to the additional legal proceedings described below, and $3.35 million was accrued as a liability.  See Note 9.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1.3 million. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 29, 2006 awarding Sims $1.25 million plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock.  See Notes 1 and 9 for further information. The Company is currently evaluating its legal options with respect to an appeal of the arbitration decision.

Litigation related to an investment made by The Company (the “Tickets.com legal matter”) was concluded in April 2004, and resulted in a claim against the Company and R4 Holdings, LLC (“R4”) for legal court costs of approximately $500,000. R4 is 100% owned and controlled by Irvin E. Richter, the Company’s Chief Executive Officer. The Company and R4 appealed this ruling and on June 20, 2006 the appeal was denied. R4 and Mr. Richter have agreed with the Company that they will make full payment of this amount when due.

The Company is involved in eight (8) additional legal proceedings that arose in the ordinary course of business, which are covered by professional and general liability insurance subject to a $25,000 to $100,000 self-insured retention limit per claim. The range of potential losses and/or costs for such matters is from $0 to $625,000. The Company has recorded a liability of $250,000 related to these proceedings.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations.

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

(1)
Certain of the Company’s subsidiaries (Hill International S.A., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services which provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases these clients also require a parent company guarantee of the Company.

(2)
The Company may also enter into certain contracts which require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services.

(3)
Certain clients may require bonds as part of the bidding process for new work. The bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected the bond is cancelled and if the bid is accepted the Company may be required to provide a performance bond.

The maximum potential future payments under these arrangements at July 1, 2006 and December 31, 2005 were $10.1 million and $9.3 million, respectively. No liability is currently recorded on the Company’s Condensed Consolidated Balance Sheets related to parental guarantees on behalf of its subsidiaries related to the bond arrangements.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at July 1, 2006 and December 31, 2005 were $5.2 million and $3.2 million, respectively.

Note 19 - Subsequent Events

Knowles Acquisition

On July 20, 2006, Hill International S.A., a wholly-owned subsidiary of the Company, entered into material definitive agreements with the directors and certain affiliates of James R. Knowles (Holdings) PLC (“Knowles”) to acquire approximately 69.4% of the outstanding shares of Knowles for a price of 33 pence (approximately $0.61) per share in cash. Knowles is a construction and engineering industry claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom. At the same time, the boards of directors of both the Company and Knowles approved the terms of a cash offer by Hill International S.A. for all of the issued shares of Knowles at the same price per share. This offer values Knowles at approximately $13.0 million.

In addition, on July 20, 2006, Hill International S.A. entered into agreements with certain other shareholders of Knowles to acquire approximately 10.6% of the outstanding shares of Knowles at the same price per share in cash, subject to the contingency that such agreements will cease to be binding if those Knowles shareholders receive a competing offer for their Knowles shares at a price that is greater than 36.3 pence (approximately $0.67) per share.

The agreements are subject to a number of conditions to closing typical for agreements of this kind, including, without limitation, that Hill International S.A. receive no less than 80% of the outstanding shares of Knowles, or such lower percentage as Hill may determine while the offer is outstanding.

In July 2006, the Company escrowed $13.0 million to be remitted to the shareholders of Knowles upon completion of the transaction.

Wartsila Litigation

In August 2006, the Company provided $3.35 million in cash collateral to secure an appeal bond for the judgment rendered against the Company in the Wartsila matter described in Note 18.

Revolving Credit Loan Payable to Egnatia Bank

The revolving credit loan payable to Egnatia Bank with a maturity date of July 15, 2006 was extended to March 16, 2007 in July 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this discussion, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations and backlog are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, a general economic downturn; future government appropriations relating to certain of our long-term contracts; our ability to win profitable government contracts potential termination of government contracts audits of government contracts approval of client change orders; potential losses under fixed-price contracts; adjustments and\or cancellations of future contracts; competition; dependence upon key management; the identification, hiring and retention of qualified personnel; dependence on subcontractors, partners and specialists; adequate insurance coverage; legal, political and economic risks in different countries; currency exchange rate fluctuations; changes to the laws of the foreign countries; working conditions in high security risk countries; the ability to identify, negotiate and integrate future acquisitions; the ability to manage our growth and the other risk factors set forth in the Definitive Proxy Statement filed on June 5, 2006. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the three months and six months ended July 1, 2006 and the related notes included elsewhere in this Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Definitive Proxy Statement filed on June 5, 2006.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the United States, Europe and the Middle East. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. We were founded in 1976 and are organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Our business has grown principally through organic growth, although we have also acquired a number of project management and claims consulting businesses. Since 1998, we have completed seven acquisitions. We derive our revenues from fees for professional services. As a service company, we are labor intensive rather than capital intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. Our income from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of subcontractors and other reimbursable costs, direct labor and other direct costs of executing the projects and selling, general and administrative costs.

We have experienced significant growth in our overseas operations in the past three years and expect this trend to continue. This growth has been fueled by the growth in overseas construction projects, particularly in the Middle East, and the smaller number of competitors who provide project management and construction claims services overseas.

We have also experienced stronger relative growth in the project management business as compared to construction claims services. We intend to continue to provide both project management and construction claims services. We believe project management will continue to grow faster organically and thus will become an even larger share of our overall business.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates. We utilize estimates in assessing our exposure to insurance claims that fall below policy deductibles, to assess our litigation and other legal claims and contingencies, in recording our allowance for doubtful accounts and in determining the utilization of deferred tax assets and the adequacy of the valuation reserve against the deferred tax asset and in determining cost to complete under the percentage-of-completion method of accounting for contracts.

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 2 to the Notes to our Consolidated Financial Statements for the year ended December 31, 2005 included in the Proxy Statement dated June 5, 2006. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However the following policies are considered to be critical within the SEC definition:

Revenue Recognition

We generate revenue primarily from project management consulting services. Revenue is generally recognized upon the performance of services. In providing these services, we may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties as well as travel and other job related expenses that are contractually reimbursable for clients. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we have assessed the indicators provided in EITF 99-19 and determined that we will include reimbursable expenses in computing and reporting our total contract revenues as long as we remain responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

The majority of our contracts are for project management work where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be a discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is a build up of staffing costs plus a profit. We account for these contracts on a time-and-expenses method, recognizing revenue as costs are incurred.

A small percentage of our contracts are fixed price. We account for these contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to be recognized. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred, divided by total costs expected to be incurred.

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of estimates. We have a history of making reasonably dependable estimates of the extent of progress towards completion, contract revenue and contract completion costs on its long-term construction management contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Long-Lived Assets

We evaluate the recoverability of our long-lived assets when events or changes in circumstances suggest that the carrying value of assets may not be recoverable.

Allowance for Doubtful Accounts

We record an estimate of our anticipated bad debt expense based on our historical experience. If the financial condition of our clients were to deteriorate, or if the payment behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required.

Income Taxes

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management and criteria described in Statement on Financial Accounting Standards (“SFAS”) No. 109.

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

Results of Operations

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The three months ended July 1, 2006 began on April 2, 2006 and the three months ended July 2, 2005 began on April 3, 2005. Each three-month period includes 13 weeks.

Revenue

	2005		2006		Change
$ (000’s)	$	%	$	%	$	%
Revenue:
Project Management	$21,555	85.5%	$38,591	88.8%	$17,036	79.0%
Construction Claims	3,664	14.5%	4,891	11.2%	1,227	33.5%
Total	$25,219	100.0%	$43,482	100.0%	$18,263	72.4%

The increase in revenue is primarily attributable to $10,771,000 increase in foreign project management revenue and a $6,265,000 increase in domestic project management revenue. The foreign increase was principally due to an $8,331,000 increase in Middle East revenue and an increase in revenue in Europe of $2,440,000. . The domestic increase was principally due to a $5,786,000 increase in New York where several projects began during 2005 and continued into 2006. Of this increase, $5,439,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. These projects are long-term projects and we would expect revenue to increase throughout 2006.

The increase in claims revenue is due to a $1,843,000 increase in foreign claims revenue partially offset by a $616,000 decrease in domestic claims revenue. The foreign increase consists of a $1,589,000 increase in London which had $925,000 in increased work generated by internal business development efforts and $664,000 in new work generated by the acquisition of Pickavance in January 2006. The foreign increase also includes $254,000 in the Middle East.

Reimbursable expenses

	2005			2006			Change
$ (000’s)	$		% of Revenue	$	%	% of Revenue	$	%
Reimbursable expenses:
Project Management	$5,546	95.0%	25.7%	$15,012	97.0%	38.9%	$9,466	170.7%
Construction Claims	292	5.0%	8.0%	472	3.0%	9.7%	180	61.6%
Total	$5,838	100.0%	23.1%	$15,484	100.0%	35.6%	$9,646	165.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expenses was primarily due to a $5,439,000 increase in reimbursable subcontractors’ fees in New York as described above. In addition, reimbursable expenses increased by $1,965,000 for Middle East projects and $1,964,000 in Europe due to increased business. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in the second quarter of 2006 is indicative of the amount of expenditures that we would expect in future periods.

Revenue, less reimbursable expenses (“RLRE”)

	2005		2006		Change
$ (000’s)	$	%	$	%	$	%
Revenue less reimbursable expenses:
Project Management	$16,009	82.6%	$23,579	84.2%	$7,570	47.3%
Construction Claims	3,372	17.4%	4,419	15.8%	1,047	31.0%
Total	$19,381	100.0%	$27,998	100.0%	$8,617	44.5%

Due to the $18,263,000 increase in total revenue and the $9,646,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $8,617,000 or 44.5% to $27,998,000 for the three months ended July 1, 2006 as compared to $19,381,000 for the three months ended July 2, 2005. While project management revenue increased 79.0%, project management revenue less reimbursable expenses grew only 47.3% principally due to greater use of subcontractors on the New York projects. Construction claims revenue grew by 33.5% while construction claims revenue less reimbursable expenses grew by 31.0% due to the greater use of subcontractors and more other reimbursable expenses related to the construction claims business in the second quarter of 2006.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, reconstruction efforts funded by the United States government in Iraq and Afghanistan have led to other additional contracts for us.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

The following table sets forth, for the periods indicated, historical operating data as a percentage of RLRE.

	Three months ended
	July 2, 2005		July 1, 2006
$ (000’s)	$	%	$	%
Revenue	$25,219		$43,482
Reimbursable expenses	5,838		15,484
Revenue less reimbursable expenses	19,381	100.0%	27,998	100.0%
Direct expenses	10,236	52.8	15,875	56.7
Gross margin	9,145	47.2	12,123	43.3
Selling general and administrative expenses	7,511	38.8	9,748	34.8
Equity in earnings of affiliate	40	0.2	136	0.5
Operating income	1,674	8.6	2,511	9.0
Interest expense, net	140	0.7	191	0.7
Income before taxes	1,534	7.9	2,320	8.3
Provision for income taxes	553	2.9	574	2.1
Net income	$981	5.0%	$1,746	6.2%

Revenue less Reimbursable Expenses by Geographic Region

	Three months ended
	July 2, 2005		July 1, 2006
$ (000’s)	$	%	$	%
United States	$12,149	62.7%	$12,783	45.7%
Middle East	5,474	28.2%	12,144	43.4%
Europe	1758	9.1%	3,071	10.9%
Total	$19,381	100.0%	$27,998	100.0%

Direct expenses

	2005			2006			Change
$ (000’s)	$	%	%of RLRE	$	%	%of RLRE	$	%
Direct expenses:
Project Management	$8,831	86.3%	55.2%	$14,211	89.5%	60.3%	$5,380	60.9%
Construction Claims	1,405	13.7%	41.7%	1,664	10.5%	37.7%	259	18.4%
Total	$10,236	100.0%	52.8%	15,875	100.0%	56.7%	$5,639	55.1%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management increase of $5,380,000 is due to an increase in direct labor of $5,374,000 required to produce the increase in RLRE of $7,570,000.

The claims increase of $259,000 is principally due an increase in direct labor of $238,000 required to produce the increase in RLRE of $1,047,000.

Gross Profit

	2005			2006			Change
$ (000’s)	$	%	% of RLRE	$	%	% of RLRE	$	%
Gross profit:
Project Management	$7,178	78.5%	44.8%	$9,368	77.3%	39.7%	$2,190	30.5%
Construction Claims	1,967	21.5%	58.3%	2,755	22.7%	62.3%	788	40.1%
Total	$9,145	100.0%	47.2%	$12,123	100.0%	43.3%	$2,978	32.6%

The gross profit increases are a result of the increases in RLRE for both project management and construction claims. The decline in gross profit as a percentage of RLRE is due to a higher percentage of the RLRE from overseas project management work where billing rates are typically lower and costs are higher. This was offset by a significantly higher gross profit margin in the construction claims business from 58.3% to 62.3%, due to an improved mix.

Selling, general and administrative (“SG&A”) expenses

	2005		2006		Change
$ (000’s)	$	%of RLRE	$	%of RLRE	$	%
Selling, general and administrative	$7,511	38.8%	$9,748	34.8%	$2,237	29.8%

While selling, general and administrative expenses increased by $2,237,000, or 29.8%, from the three months ended July 2, 2005 as compared to the three months ended July 1, 2006, these expenses decreased from 38.8% to 34.8% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher operating growth versus growth in overhead.

The increase in selling, general and administrative expenses is primarily attributable to the following:

•	An increase in unapplied and indirect labor expense of $1,466,000 due to increases for staff required to produce and support the increase in revenue.

•	An increase of $238,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews.

•	An increase of $208,000 in rent due to expansion in the Middle East in support of revenue and staff growth.

•	An increase of $102,000 in sales and marketing expenses in support of our efforts to grow overseas operations, especially in Europe and Asia.

•	An increase of $101,000 in depreciation of computer equipment and furniture for increased staff and office space in the Middle East.

•	An increase of $54,000 in telephone expenses due to the increase in staffing and work volume overseas.

•	An increase of $51,000 in bad debt expense.

•	An increase of $16,000 in legal fees due primarily to a decrease in expenses of the Wartsila litigation of $28,000 and an increase in the expenses of the Sims litigation of $76,000.

•	A net increase of $1,000 in other selling, general and administrative expenses due to a variety of factors

Equity in affiliate

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $96,000, from $40,000 in the three months ended July 2, 2005 to $136,000 in the three months ended July 1, 2006, principally due to an expansion of SBH’s work

Operating income

Operating income increased $837,000 in the three months ended July 1, 2006 to $2,511,000 as compared to $1,674,000 for the three months ended July 2, 2005, principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses.

Interest expense (net)

Net interest expense increased $51,000 to $191,000 in the three months ended July 1, 2006 as compared with $140,000 in the three months ended July 2, 2005, principally due to increased average borrowings under our credit line of approximately $600,000 due to working capital requirements driven by our growth and increases in LIBOR during 2005 and 2006 and an increase in the interest rate spread on our credit line from 2.15% over LIBOR to 3.25% over LIBOR in August 2005 as a result of a negotiation with our former lender.

Tax expense

For the three months ended July 1, 2006, we recognized a tax expense of $574,000 compared to a tax expense of $553,000 for the three months ended July 2, 2005, principally relating to a lower effective tax applied to higher operating income in the three months ended July 1, 2006.

The effective tax rates for the three months ended July 1, 2006 and July 2, 2005 were 24% and 36%, respectively. The effective rate for the three months ended July 1, 2006 is lower because a greater portion of our profit in the three months ended July 1, 2006 came from the Middle East which is taxed at lower rates. Our effective tax rate is subject to fluctuation depending on the tax jurisdiction in which its profits are generated.

Net income (loss)

Our net income was $1,746,000, or $0.13 per diluted share, for the three months ended July 1, 2006 as compared to net income of $981,000, or $0.07 per diluted share, in the three months ended July 2, 2005. Overall profitability improved due to an increase in RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Six Months Ended July 1, 2006 Compared to Six Months Ended July 2, 2005

Results of Operations

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The six months ended July 1, 2006 began on January 1, 2006 and the six months ended July 2, 2005 began on January 2, 2005. Each six-month period includes 26 weeks.

Revenue

	2005		2006		Change
$ (000’s)	$	%	$	%	$	%
Revenue:
Project Management	$43,969	86.9%	$70,860	88.3%	$26,891	61.2%
Construction Claims	6,638	13.1%	9,430	11.7%	2,792	42.1%
Total	$50,607	100.0%	$80,290	100.0%	$29,683	58.7%

The increase in revenue is primarily attributable to a $15,968,000 increase in foreign project management revenue and a $10,923,000 increase in domestic project management revenue. The foreign increase was principally due to a $15,118,000 increase in Middle East revenue and an $850,000 increase in revenue in Europe. The domestic increase was principally due to a $10,412,000 increase in New York where several projects began during 2005 and continued into 2006. Of this increase, $9,552,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. These projects are long-term projects and we would expect revenue to increase throughout 2006.

The increase in claims revenue is due to a $3,614,000 increase in foreign claims revenue partially offset by an $822,000 decrease in domestic claims revenue. The foreign increase consists of a $2,870,000 increase in London which had $1,620,000 in increased work generated by internal business development efforts and $1,250,000 in new work generated by the acquisition of Pickavance in January 2006. The foreign increase also includes $744,000 in the Middle East where we continue to grow. The decrease in domestic claims revenue of $822,000 is principally attributable to the fact that our primary domestic growth strategy and focus continues to be project management.

Reimbursable expenses

	2005			2006			Change
$ (000’s)	$		% of Revenue	$	%	% of Revenue	$	%
Reimbursable expenses:
Project Management	$12,539	96.4%	28.5%	$26,281	97.6%	37.1%	$13,742	109.6%
Construction Claims	474	3.6%	7.1%	660	2.4%	7.0%	186	39.2%
Total	$13,013	100.0%	25.7%	$26,941	100.0%	33.6%	$13,928	107.0%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expenses was primarily due to a $9,553,000 increase in reimbursable subcontractors’ fees in New York as described above. In addition, reimbursable expenses increased by $4,150,000 in Middle East projects with the continued increase in new work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in the first six months of 2006 is indicative of the amount of expenditures that we would expect in future periods.

Revenue, less reimbursable expenses (“RLRE”)

	2005		2006		Change
$ (000’s)	$	%	$	%	$	%
Revenue less reimbursable expenses:
Project Management	$31,430	83.6%	$44,578	83.6%	$13,148	41.8%
Construction Claims	6,164	16.4%	8,771	16.4%	2,607	42.3%
Total	$37,594	100.0%	$53,349	100.0%	$15,755	41.9%

Due to the $29,683,000 increase in total revenue and the $13,930,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $15,755,000 or 41.9% to $53,349,000 for the six months ended July 1, 2006 as compared to $37,594,000 for the six months ended July 2, 2005. While project management revenue increased 61.2%, project management revenue less reimbursable expenses grew only 41.8% principally due to greater use of subcontractors on the New York projects. Construction claims revenue grew by 42.1% while construction claims revenue less reimbursable expenses grew by 42.3% due to the use of slightly fewer subcontractors and fewer other reimbursable expenses related to the construction claims business in 2006.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, reconstruction efforts funded by the United States government in Iraq and Afghanistan have led to other additional contracts for us.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

The following table sets forth, for the periods indicated, historical operating data as a percentage of RLRE.

	Six months ended
	July 2, 2005		July 1, 2006
$ (000’s)	$	%	$	%
Revenue	$50,607		80,290
Reimbursable expenses	13,013		26,941
Revenue less reimbursable expenses	37,594	100.0%	53,349	100.0%
Direct expenses	20,048	53.3	29,837	55.9
Gross margin	17,546	46.7	23,512	44.1
Selling general and administrative expenses	14,960	39.8	19,424	36.4
Equity in earnings of affiliate	285	0.8	202	0.4
Operating income	2,871	7.6	4,290	8.0
Interest expense, net	271	0.7	381	0.7
Income before taxes	2,600	6.9	3,909	7.3
Provision for income taxes	958	2.5	929	1.7
Net income	$1,642	4.4%	2,980	5.6%

Revenue less Reimbursable Expenses by Geographic Region

	Six months ended
	July 2, 2005		July 1, 2006
$ (000’s)	$	%	$	%
United States	$24,167	64.3%	$25,523	47.8%
Middle East	10,016	26.6%	21,799	40.9%
Europe	3,411	9.1%	6,027	11.3%
Total	$37,594	100.0%	$53,349	100.0%

Direct expenses

	2005			2006			Change
$ (000’s)	$	%	% of RLRE	$	%	% of RLRE	$	%
Direct expenses:
Project Management	$17,483	87.2%	55.6%	$26,289	88.1%	59.0%	$8,806	50.4%
Construction Claims	2,565	12.8%	41.6%	3,548	11.9%	40.5%	983	38.3%
Total	$20,048	100.0%	53.3%	29,837	100.0%	55.9%	$9,789	48.8%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management increase of $8,446,000 is due principally to an increase in direct labor of $8,797,000 required to produce the increase in RLRE of $13,148,000.

The claims increase of $983,000 is due an increase in direct labor of $956,000 required to produce the increase in RLRE of $2,605,000.

Gross Profit

	2005			2006			Change
$ (000’s)	$	%	% of RLRE	$	%	% of RLRE	$	%
Gross profit:
Project Management	$13,947	79.5%	44.4%	18,289	77.8%	41.0%	$4,342	31.1%
Construction Claims	3,599	20.5%	58.4%	5,223	22.2%	59.6%	1,624	45.1%
Total	$17,546	100.0%	46.7%	23,512	100.0%	44.1%	$5,966	34.0%

The gross profit decrease is a result of the faster growth of RLRE overseas for project management work where gross profit margins are lower.

Selling, general and administrative (“SG&A”) expenses

	2005		2006		Change
$ (000’s)	$	%of RLRE	$	%of RLRE	$	%
Selling, general and administrative	$14,960	39.8%	$19,424	36.4%	$4,464	29.8%

While selling, general and administrative expenses increased by $4,464,000, or 29.8%, from the six months ended July 2, 2005 as compared to the six months ended July 1, 2006, these expenses decreased from 39.8% to 36.4% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher operating growth versus growth in overhead.

The increase in selling, general and administrative expenses of $4,464,000 is primarily attributable to the following:

•	An increase in unapplied and indirect labor expense of $2,463,000 due to increases for staff required to produce and support the increase in revenue and $29,683,000.

•	An increase of $540,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews.

•
An increase of $423,000 in legal fees due primarily to expenses of the Wartsila litigation of $225,000, the Sims litigation of $291,000 and other legal costs, principally overseas registrations and office lease advice, of $131,000; partially offset by a decrease of $234,000 in expenses related to Tickets.com litigation.

•	An increase of $278,000 in rent due to expansion in the Middle East in support of revenue and staff growth.

•	An increase of $149,000 in depreciation of computer equipment and furniture for increased staff and office space in the Middle East.

•	An increase of $111,000 in administrative travel related to corporate executive, finance and business development travel expenses in support of the growing overseas operations.

•	An increase of $105,000 in bad debt expense on the increased revenue of $29,683,000.

•	An increase of $104,000 in telephone expenses due to the increase in staffing and work volume overseas.

•	An increase of $291,000 in other selling, general and administrative expenses due to a variety of factors

Equity in affiliate

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), decreased $83,000, from $285,000 in the six months ended July 2, 2005 to $202,000 in the six months ended July 1, 2006, principally due to the timing of projects.

Operating income

Operating income increased $1,419,000 in the six months ended July 1, 2006 to $4,290,000 as compared to $2,871,000 for the six months ended July 2, 2005, principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses.

Interest expense (net)

Net interest expense increased $110,000 to $381,000 in the six months ended July 1, 2006 as compared with $271,000 in the six months ended July 2, 2005, principally due to increased average borrowings under our credit line of approximately $400,000 due to working capital requirements driven by our growth and increases in LIBOR during 2005 and 2006 and an increase in the interest rate spread on our credit line from 2.15% over LIBOR to 3.25% over LIBOR in August 2005 as a result of a negotiation with our former lender.

Tax expense

For the six months ended July 1, 2006, we recognized a tax expense of $929,000 compared to a tax expense of $958,000 for the six months ended July 2, 2005, principally relating to a lower effective tax applied to higher operating income in the six months ended July 2, 2006.

The effective tax rates for the six months ended July 1, 2006 and July 2, 2005 were 24% and 37%, respectively. The effective rate for the six months ended July 1, 2006 is lower because a greater portion of our profit in the six months ended July 1, 2006 came from the Middle East which is taxed at lower rates. Our effective tax rate is subject to fluctuation depending on the tax jurisdiction in which profits are generated.

Net income (loss)

Our net income was $2,980,000, or $0.22 per diluted share, for the six months ended July 1, 2006 as compared to net income of $1,642,000, or $0.12 per diluted share, in the six months ended July 2, 2005. Overall profitability improved due to an increase in RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Liquidity and Capital Resources

Historically, we have funded our business activities with cash flow from operations and borrowings under our credit facility.

Arpeggio and Hill Merger

On June 28, 2006, Arpeggio Acquisition Corporation (“Arpeggio’) consummated a merger with Hill International, Inc., a Delaware corporation ("Hill"), in which Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the "Merger Agreement"), among Arpeggio, Hill and certain stockholders of Hill. Pursuant to the Merger Agreement, Hill’s stockholders and other persons who exercised options to purchase common stock of Hill prior to the closing of the merger, in exchange for all of the securities of Hill outstanding immediately prior to the merger, received from Arpeggio 14.5 million shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) of the shares of Arpeggio common stock being issued at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement.

The Merger Agreement also provides for Hill’s then stockholders to receive up to an additional 6.6 million shares of the combined companies’ common stock, contingent upon the combined companies attaining certain earnings targets.

Upon consummation of the merger, $37.5 million was released from trust to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other costs related to the merger, the net proceeds amounted to $34.2 million. In connection with the merger, the Company incurred approximately $405,000 of acquisition costs as of December 31, 2005, which was recorded within deferred acquisition costs in the accompanying consolidated balance sheet. The total direct and incremental costs of $3.7 million, incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

Credit Facilities

Subsequent to the merger, on June 29, 2006 we repaid and terminated our revolving credit facility with a financial institution in the amount of $9.75 million.

We currently have two credit facilities with international financial institutions. We have one credit facility with a bank in the Middle East for 5.0 million AED (approximately $1.4 million) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates Inter Bank Offer Rate (“EIBOR”), which at July 1, 2006 was 5.60%, plus 2%. At July 1, 2006, we had no draw downs under this facility. We also have a credit facility with a European bank for 1,000,000 Euros (approximately $1,214,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at July 1, 2006 was 6.5%, plus 2.5%. At July 1, 2006, we had drawn down approximately $165,000 under this facility.

Pickavance Acquisition

On January 23, 2006, Hill International (UK) Ltd. (“Hill UK”), a wholly owned subsidiary of the Company, purchased all of the outstanding common stock of The Pickavance Group Ltd. (“Pickavance”) from the existing shareholders of Pickavance. The results of Pickavance’s operations from January 23, 2006 are included in the Company’s consolidated statements of operations.

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments (undiscounted) as follows (converted into U.S. dollars using an exchange rate of approximately $1.78/£1, the exchange rate on the date of the acquisition):

Date Payable	Amount in British Pounds	United States Dollar Equivalent
	(in thousands)
January 1, 2007	£70	$124
February 1, 2007	154	273
February 1, 2008	315	561
February 1, 2009	315	561
Total	£854	$1,519

An initial payment of £ 154,000 (approximately $273,000) was made February 1, 2006.

Knowles Acquisition

On July 20, 2006, Hill International S.A., our wholly-owned subsidiary, entered into material definitive agreements with the directors and certain affiliates of James R. Knowles (Holdings) PLC (“Knowles”) to acquire approximately 69.4% of the outstanding shares of Knowles for a price of 33 pence (approximately $0.61) per share in cash. Knowles is a construction and engineering industry claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom. At the same time, both our boards of directors and the board of directors of Knowles approved the terms of a cash offer by Hill International S.A. for all of the issued shares of Knowles at the same price per share. This offer values Knowles at approximately $13.0 million.

In addition, on July 20, 2006, Hill International S.A. entered into agreements with other shareholders of Knowles to acquire approximately 10.6% of the outstanding shares of Knowles at the same price per share in cash, subject to the contingency that such agreements will cease to be binding if those Knowles shareholders receive a competing offer for their Knowles shares at a price that is greater than 36.3 pence (approximately $0.67) per share.

The agreements are subject to a number of conditions to closing typical for agreements of this kind, including, without limitation, that Hill International SA receive no less than 80% of the outstanding shares of Knowles, or such lower percentage as Hill may determine while the offer is outstanding.

Withholding Taxes

In connection with the exercise of options to purchase common stock of Hill immediately prior to the merger with Arpeggio, we agreed to pay the taxes immediately due from the option holders and withheld shares of our stock equal to the stockholders’ income tax liability. We are obligated to make payment to the Internal Revenue Service in an amount of approximately $2.57 million for taxes due on exercise of the options. A total of 500,556 shares of our stock were withheld and are now held by Hill as treasury shares.

Payment of Judgments and Arbitration Awards

Twelve percent (12%) of the 14,500,000 shares of Arpeggio common stock being issued at the time of the merger to former Hill stockholders ( a total of 1,740,000 shares) were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement. Adverse judgments were rendered against Hill in the Wartsila and Sims matters. While the former Hill stockholders will remit to us common stock equal to the final judgment amounts, we will be required to pay the judgments in cash. We have received judgments and arbitration awards against us in the amount of $4.6 million, including pre- and post-judgment interest, and while the judgment is being appealed and the Company may appeal the arbitration award, we are required to provide a surety bond for the full amount of the judgment. In July 2006, we provided cash collateral of $3.35 million for the surety bond. We previously had accrued $772,000 related to the Sims matter and accrued an additional $3.9 million for the Wartsila and Sims matters at July 1, 2006.

Change in Tax Method

Prior to the merger with Arpeggio, Hill had prepared its federal and state tax returns on a cash basis. As a result of the merger and the change in ownership, we will be required to prepare our tax returns on an accrual basis. While the final impact of the change in method is not known, we estimate that the result will be a requirement to pay approximately $2,500,000 on a straight-line basis over four years beginning in 2006.

Additional Capital Requirements

In order to continue our growth, and in light of the cash obligations described above, we may be required to seek additional capital. We are currently seeking to replace the revolving credit facility which we repaid in June 2006. We currently have warrants outstanding to purchase 13,600,000 shares of our common stock at an exercise price of $5.00 per share. These warrants expire on June 23, 2008. If all the outstanding warrants were to be exercised the company would receive net cash proceeds of approximately $68 million. There can be no assurance that we will either enter into a revolving credit facility, find other sources of financing or that any of the outstanding warrants will be exercised.

Cash Flow Activity during the Six Months ended July 1, 2006

For the six months ended July 1, 2006 our cash increased by $22,435,000. Cash used in operations was $1,903,000 and cash used in investing activities was $702,000. Cash provided by financing activities was $25,001,000. Hill also experienced an increase in cash of $39,000 from the effect of foreign exchange rates.

Operating Activities

Net cash used in operating activities for the six months ended July 1, 2006 was $1,903,000 . Cash used in operations is attributable to net income of $2,980,000 for the six months adjusted by the following non-cash items included in net income and the following working capital changes:

•	depreciation and amortization of $622,000;

•	bad debt expense of $432,000;

•	a deferred tax benefit of $120,000; and

•	reported equity in SBH, a 33.33% owned affiliate, of $202,000.

Working capital changes which contributed to the use of cash from operations included the following:

•
an increase in accounts receivable of $11,559,000 due to increased revenue particularly in the Middle East; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter.

•
increases in prepaid expenses and other current assets of $1,059,000 principally due to required prepayment of certain reimbursable expenses relating a specific project in the Middle East of $178,000, increases in prepaid rent of approximately $429,000 due to the opening and expansion of overseas offices to meet revenue increases, increases in prepaid subcontractor fees of $120,000 to retain needed subcontractors and other miscellaneous net increases of $322,000.

•	an increase in retainage receivable of $181,000 due to the New York project which provides for larger than normal retainages by the client;

•	an increase in other assets of $202,000 principally due to increased labor guarantees related to projects in the Middle East ; and

•	a decrease in other liabilities $18,000.

Working capital changes which increased cash from operations included the following

•	reductions of related party receivables of $367,000 due to the timing of collections from SBH;
•	increases in accounts payable and accrued expenses of $3,500,000, principally relating to an increase in operations and Hill’s need to manage its cash;
•	an increase in income taxes payable of $989,000 due to higher operating income;
•	increases in other current liabilities, primarily advances from clients of $2,381,000, principally relating to increases in revenue and timing of contracts; and
•	an increase in retainage payable of $167,000 due to the New York projects which use a substantial number of subcontractors.

Investing Activities

Net cash used in investing activities was $702,000. We received $165,000 of cash in the Pickavance acquisition and spent $867,000 to purchase computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $25,081,000. We repaid the amount due to our principal bank under a revolving credit facility of $9,906,000 and received $100,000 as net advances on our other bank borrowings. We made payments on notes payable of $354,000 and payments of capital lease obligations of $92,000. We received $269,000 as an advance from an affiliate. We advanced $183,000 to our principal stockholder, Irvin E. Richter, during the six months ended July 1, 2006. The entire amount of Hill’s advances to Mr. Richter of $1,008,000 was repaid in April 2006.

We received net cash proceeds from the Arpeggio and Hill merger of $34,239,000 as described above.

Backlog

The schedule below represents our backlog as of June 30, 2006. Backlog represents the anticipated revenue less reimbursable expenses of all executed and awarded contracts that have not been completed and will be recognized as revenues over the life of the project. At June 30, 2006, our backlog was approximately $266 million, compared to $291 million at March 31, 2006. We estimate that approximately $101 million, or 38.0%, of the backlog at June 30, 2006 will be recognized during the 12 months subsequent to June 30, 2006. These estimates were prepared by our finance department, and are based on the compilation of monthly backlog reports that each of our operating divisions regularly prepares which present each such operating division’s backlog per contract and its projection of the amount of such backlog expected to be recognized in the following 12 months.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of July 1, 2006, approximately $172 million, or 64.7%, of our backlog was in category (1) and approximately $94 million, or 35.3%, of our backlog was in category (2). We generally do not track and therefore have not disclosed whether the public sector contracts included in its backlog are fully funded, incrementally funded, or unfunded.

Included in category (2) of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. Also included in category (2) of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenues from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be more than offset by additions to the backlog. For example, during the three months ended July 1, 2006, our contracts that were terminated or modified by our customers resulted in a negative impact on the total backlog of approximately $16.0 million. In addition the excess of (A) backlog contract work performed in the three- month period over (B) new contracts entered into during the same three month period was $9.0 million. The net change in the total backlog during the three months ended July 1, 2006 was thus a decrease of approximately $25.0 million.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

As of June 30, 2006
	Total Backlog		12 Month Backlog
$ (000’s)	$	%	$	%
Project Management	$245,000	92.1%	$87,000	86.1%
Construction Claims	21,000	7.9%	14,000	13.9%
Total	$266,000	100.0%	$101,000	100.0%

Recent Accounting Pronouncements

FASB Staff Position (“FSP”) 109-1 and 109-2

FASB Staff Position (“FSP”) 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with SFAS 109, “Accounting for Income Taxes.” The adoption of FSP109-1 did not have a material impact on our consolidated financial statements.

FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004”, provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprises plan for reinvestment or repatriation of certain foreign earnings for purposes of applying FASB Statement. The Act provides for a special one-time tax deduction of 85 percent dividends received deduction on certain foreign earnings repatriated in fiscal 2005 or 2006. The deduction would result in an approximate 5.1% federal tax on a portion of the foreign earnings repatriated. State, local, and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Jobs Act must be satisfied as well. Hill studied the provisions of the Act related to the repatriation of earnings and does not intend to repatriate any earnings.

SFAS No. 153

On December 16, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, which was effective with our first quarter of fiscal 2006. The adoption of this standard did not have a material impact on the Consolidated Balance Sheets, Statements of Operations and Cash Flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in future periods.

EITF 05-6

In June 2005, the EITF reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements”. EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard on January 1, 2006 did not have a material impact on our consolidated financial position or results of operations.

FASB Interpretation No. 48

In July 2006 the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax provision that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings . The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Certain Transactions

From time to time, we had made cash advances to Irvin E. Richter, our Chief Executive Officer. These advances were non-interest bearing and had no set repayment terms. At December 31, 2005, the balance advanced to Mr. Richter amounted to $825,000. Mr. Richter repaid the entire amount then owed, $1,008,000, in April 2006.

Mr. Richter also had a personal loan of $1,850,000 with a bank. As collateral for this loan, on August 10, 2004, we assigned $1,850,000 of potential life insurance proceeds to the bank which would be payable to us upon Mr. Richter’s death. In addition, on April 5, 2005 we pledged, in the event of a default, to buy back from the lender 500,000 shares of our common stock which had been pledged by Mr. Richter as collateral for the loan. The loan was repaid in June 2006.

Litigation related to an investment made by us (the “Tickets.com legal matter”) was concluded in April 2004, and resulted in a claim against us and R4 Holdings, LLC (“R4”) for legal court costs of approximately $500,000. R4 is 100% owned and controlled by Irvin E. Richter, our Chief Executive Officer. R4 and Mr. Richter have agreed with us that they will make full payment of this amount when due.

As a condition of the merger of Hill and Arpeggio certain stockholders and option holders of Hill common stock agreed to indemnify us and the Arpeggio stockholders from claims under certain litigation. The stockholders and option holders placed in escrow 1,450,000 shares of our common stock to cover any judgments which may arise from the litigation. During June 2006, judgments and arbitration awards in the amount of approximately $4.6 million, including pre- and post-judgment interest, were entered against us.

We agreed to withhold our common stock due to certain option holders and to remit to the proper taxing authorities’ payment for income taxes due on the exercise of options. The total amount due to the taxing authorities is approximately $2.57 million and the Company has received and recorded as treasury stock 500,556 shares of our common stock.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Our major financial market exposure is to changing interest rates. All of our borrowings under our revolving credit facilities vary based on changes in interest rates. We have total debt outstanding as of July 1, 2006 under our revolving credit facilities of approximately $165,000. Changes in the base rate (EIBOR or the bank’s prime rate) would have no material impact on our cash flows, and earnings. For example, a 0.50% increase in the base rates would increase our annual interest expenses and negatively impact earnings and cash flows by less than $1,000.

Foreign currency contracts are mostly denominated in the currency of the United Kingdom (UK), the European Union (EU) or the United Arab Emirates (UAE). These currencies have not had significant fluctuations in their relative value, relative to the U.S. dollar, and we do not expect significant fluctuations in future periods.

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended July 1, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3.5 million in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7.3 million. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury established damages at $2.0 million. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On March 28, 2006, the Court entered judgment in the case on the jury’s verdict in the amount of $2.0 million plus pre-judgment interest, but the Court stayed enforcement of that judgment pending the decision on the Company’s Motion to Mold the Verdict. The Company had accrued a liability of $250,000 at December 31, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock.  On June 28 2006 the Court denied the Company’s Motion and the Company subsequently filed a Notice of Appeal with the Third Circuit Court of Appeals. The Company has posted a bond securing the judgment and pre- and post-judgment interest in the amount of $3.35 million secured by cash collateral. The $250,000 accrued liability related to Wartsila was allocated to the additional legal proceeding described below and $3.35 million was accrued as a liability.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1.3 million. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 29, 2006 awarding Sims approximately $1,254,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30 2005.  In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock.  See Notes 1 and 9 in the Consolidated Financial Statments for further information. The Company is currently evaluating its legal options with respect to an appeal of the arbitration decision.

Litigation related to an investment made by us (the “Tickets.com legal matter”) was concluded in April 2004, and resulted in a claim against the Company and R4 Holdings, LLC (“R4”) for legal court costs of approximately $500,000. R4 is 100% owned and controlled by Irvin E. Richter, our Chief Executive Officer. The Company and R4 appealed this ruling and on June 20, 2006 the appeal was denied. R4 and Mr. Richter have agreed with the Company that they will make full payment of this amount when due.

The Company is involved in eight (8) additional legal proceedings that arose in the ordinary course of business, which are covered by professional and general liability insurance subject to a $25,000 to $100,000 self-insured retention limit per claim. The range of potential losses and/or costs for such matters is from $0 to $625,000. The Company has recorded a liability of $250,000 related to these proceedings.

General Litigation

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. As such we are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the quarter ended July 1, 2006, except at the special meeting of stockholders held on June 28, 2006. At that meeting, the stockholders approved:

(i)
an amendment to our Certificate of Incorporation to change the name from Arpeggio Acquisition Corporation to Hill International, Inc., for which voting at the meeting was as follows: 7,663,570 votes cast FOR; 140,695 votes cast against; 13,700 shares abstaining;

(ii)
an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 75,000,000, for which voting at the meeting was as follows: 7,227,390 votes cast FOR; 149,725 votes cast against; 440,850 shares abstaining;

(iii)
an amendment to the Certificate of Incorporation to remove the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to designate Section E of Article Sixth as Article Sixth, for which voting at the meeting was as follows: 7,240,120 votes cast FOR; 140,995 votes cast against; 436,850 shares abstaining;

(iv)
our 2006 Employee Stock Option Plan, which reserves a total of 1,140,000 shares of common stock for issuance in accordance with the plan’s terms, for which voting at the meeting was as follows: 6,679,261 votes cast FOR; 160,645 votes cast against; 27,200 shares abstaining; and,

(v)
a merger with Hill International, Inc., a Delaware corporation (“Hill”), pursuant to the Agreement and Plan of Merger dated December 5, 2005, as amended, (“Merger Agreement”) among us, Hill and certain stockholders of Hill, for which voting at the meeting was as follows: 6,717,411 votes cast FOR; 149,695 votes cast against; 950,859 shares not voted.

One Arpeggio stockholder, owning 9,000 shares of Arpeggio common stock, voted against the merger and exercised his right to convert those shares into a pro-rata portion of the funds held in trust by Arpeggio; consequently, the Company intends to remit to that stockholder approximately $48,000 in exchange for his shares.

Item 6: Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Senior Vice President of Finance Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ronald F. Emma, Senior Vice President of Finance of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: August 14, 2006	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer (Duly Authorized Officer)

Dated August 14, 2006

	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President of Finance (Chief Accounting Officer)