Form 10-Q
period 2006-09-30
Hill International, Inc.
filed 2006-11-14
CIK 1287808

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Yes  ☐       No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer  ☐       Accelerated Filer  ☐       Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No  ☒

As of November 6, 2006 there were 22,300,148 shares of the Registrant's Common Stock outstanding.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Quarter Ended September 30, 2006
Index

PART I: FINANCIAL INFORMATION

  Item 1: Consolidated Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,900	$2,716
Cash-restricted	5,481	1,040
Accounts receivable, less allowance for doubtful accounts of $3,092 and $845	60,268	27,623
Accounts receivable-affiliate	453	611
Prepaid expenses and other current assets	3,474	1,361
Total current assets	73,576	33,351
Property and equipment - net	5,670	2,842
Cash - restricted	3,151	2,169
Retainage receivable, less allowance for doubtful accounts of $98 and $88	804	964
Cost in excess of net assets acquired	18,311	148
Deferred income taxes	-	451
Investment in affiliate	656	393
Other assets	557	405
Total assets	$102,725	$40,723
Liabilities and Stockholders’ Equity
Current liabilities:
Due to bank	$14	$190
Current maturities of long-term debt	6,866	10,156
Current maturities of capital lease obligations	302	186
Accounts payable and accrued expenses	37,616	13,757
Deferred tax liabilities	65	2,136
Income taxes payable	3,267	1,923
Other current liabilities	3,941	3,359
Total current liabilities	52,071	31,707
Long-term debt, net of current maturities	1,455	-
Capital lease obligations, net of current maturities	195	32
Retainage payable	3,453	877
Deferred income taxes	151	-
Minority interest	253	-
Other liabilities	3,803	1,948
Total liabilities	61,381	34,564
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 22,826,100 shares issued and 22,300,148 shares outstanding at September 30, 2006; 30,000,000 shares authorized, 15,624,000 shares issued and 11,760,000 shares outstanding at December 31, 2005	2	1
Additional paid-in capital	36,691	2,009
Retained earnings	11,472	5,582
Accumulated other comprehensive loss	(168)	(25)
	47,997	7,567
Less treasury stock of 525,952 and 3,864,000 shares at cost at September 30, 2006 and December 31, 2005	(2,788)	(583)
Stock held in escrow of 729,391 shares at September 30, 2006	(3,865)	—
Due from stockholder	—	(825)
Total stockholders' equity	41,344	6,159
Total liabilities and stockholders’ equity	$102,725	$40,723

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenue	$49,866	$29,765	$130,156	$80,372
Reimbursable expenses	15,837	8,415	42,778	21,427
Revenue, less reimbursable expenses	34,029	21,350	87,378	58,945
Direct expenses	18,774	10,931	48,611	30,981
Gross profit	15,255	10,419	38,767	27,964

Operating expenses (income)
Selling, general and administrative expenses	11,892	7,684	31,317	22,644
Equity in affiliate	(331)	(274)	(533)	(559)

Operating income	3,694	3,009	7,983	5,879

Interest (income) expense, net	(36)	148	345	419

Minority interest	13	-	13	-

Income before provision for income taxes	3,717	2,861	7,625	5,460

Provision for income taxes	806	1,057	1,735	2,015

Net income	$2,911	$1,804	$5,890	$3,445

Basic net income per share	$0.13	$0.16	$0.38	$0.30
Basic weighted average shares outstanding	22,284	11,586	15,504	11,586

Diluted net income per share	$0.12	$0.14	$0.35	$0.25
Diluted weighted average shares outstanding	23,513	13,105	16,931	13,749

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity For The Nine Months Ended September 30, 2006
(Dollars in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Treasury Stock		Shares Held in Escrow		Due from	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Shares	Amount	stockholder	Equity
Balances at December 31, 2005	15,624	$1	$2,009	$5,582	$(25)	3,864	$(583)	-	$-	$(825)	$6,159
Advances to stockholders	-	-	-	-	-	-	-	-	-	(183)	(183)
Repayment of advances to stockholders	-	-	-	-	-	-	-	-	-	1,008	1,008
Retirement of treasury shares	(3,864)	-	(583)	-	-	(3,864)	583	-	-	-	-
Exercise of employee stock options	2,740	-	-	-	-	-	-	-	-	-	-
Shares held in escrow for indemnification by shareholders	-	-	-	-	-	-	-	729	(3,865)	-	(3,865)
Purchase of shares for employees income tax withholdings	-	-	-	-	-	526	(2,788)	-	-	-	(2,788)
Issuance of common stock in connection with reverse acquisition of Arpeggio, net of acquisition cost	8,300	1	34,118	-	-	-	-	-	-	-	34,119
Shares converted on vote against merger	(4)	-	(24)	-	-	-	-	-	-	-	(24)
Stock based compensation expense	-	-	59	-	-	-	-	-	-	-	59
Stock issued to Board of Directors	30	-	155	-	-	-	-	-	-	-	155
Tax benefit from stock plan	-	-	957	-	-	-	-	-	-	-	957
Net income	-	-	-	5,890	-	-	-	-	-	-	5,890
Foreign currency translation adjustment	-	-	-	-	(143)	-	-	-	-	-	(143)
Balances at September 30, 2006	22,826	$2	$36,691	$11,472	$(168)	526	$(2,788)	729	$(3,865)	$-	$41,344

See accompanying notes to condensed consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and October 1, 2005
(Dollars in thousands)
(Unaudited)

	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$5,890	$3,445
Adjustments to reconcile net income to net cash used in
operating activities
Depreciation	887	547
Amortization	145	114
Equity in affiliate	(533)	(559)
Provision for bad debts	840	495
Deferred tax (benefit) provision	(833)	252
Stock based compensation	59	191
Tax benefit from stock plan	957	—
Stock issued to Board of Directors	77	—
(Increase) decrease in assets,
Accounts receivable	(20,304)	(7,396)
Accounts receivable-related party	158	361
Other accounts receivable	—	223
Prepaid expenses and other current assets	(605)	(318)
Retainage receivable	160	(4)
Other assets	(152)	(42)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	3,730	1,217
Income taxes payable	744	2,018
Deferred revenue	—	(75)
Other current liabilities, primarily advance payments from clients	(3,301)	542
Minority interest	13	—
Retainage payable	2,576	—
Other liabilities	(41)	(118)
Total adjustments	(15,423)	(2,552)
Net cash flow (used in) provided by operating activities	(9,533)	893
Cash flows from investing activities:
Purchase of acquisitions, net of cash acquired	(10,444)	—
Restricted cash	(3,350)	—
Payments for purchase of property and equipment	(1,411)	(694)
Net cash flows used in investing activities	(15,205)	(694)
Cash flows from financing activities:
Distributions from affiliate	269	618
Due to bank	(176)	141
Proceeds from long-term debt	2,801	—
Payments on long-term debt	(12,757)	(4)
Net proceeds on revolving loan borrowings	1,174	126
Advances to stockholder	(183)	(14)
Repayments from stockholder	1,008	—
Proceeds from issuance of common stock in merger, net of acquisition costs	34,095	—
Payment on capital lease obligations	(166)	(269)
Net cash flow provided by financing activities	26,065	598
Effect of exchange rate changes on cash	(143)	(49)
Net increase in cash and cash equivalents	1,184	748
Cash and cash equivalents - beginning of period	2,716	802
Cash and cash equivalents - end of period	$3,900	$1,550

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

On June 30, 2004, Arpeggio consummated an Initial Public Offering (“Offering”) and raised net proceeds of $36,772,000. Arpeggio sold 6,800,000 units (“Units”) in the Offering, which included 800,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”) as described in Note 13. An amount of $36,666,000 (which included accrued interest of $6,000) as of December 31, 2005, was being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of Arpeggio. The remaining net proceeds (not held in trust) have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Merger and Accounting Treatment

On June 28, 2006, Arpeggio consummated a merger with Hill International, Inc., a Delaware corporation ("Hill"), in which Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the "Merger Agreement"), among Arpeggio, Hill and certain stockholders of Hill. Pursuant to the Merger Agreement, Hill stockholders party to the merger agreement and other persons who exercised options to purchase common stock of Hill prior to the closing of the merger, in exchange for all of the securities of Hill outstanding immediately prior to the merger, received from Arpeggio 14,500,000 shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) or 1,740,000 of the 14,500,000 shares of Arpeggio common stock being issued to the Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. One Arpeggio shareholder, owning 3,900 shares of Arpeggio common stock, voted against the merger and requested to receive the pro rata share of cash in the Trust Fund. The combined company remitted to that shareholder approximately $24,000 in exchange for his shares.

The Merger Agreement also provides for Hill’s then stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets.

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

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. After payments totaling approximately $3,400,000 for professional fees and other costs related to the merger, the net proceeds amounted to approximately $34,100,000. In connection with the merger, the Company incurred approximately $105,000 of acquisition costs as of December 31, 2005, which were recorded within “other assets” in the accompanying Consolidated Balance Sheet. The total direct and incremental costs of approximately $3,400,000 incurred by the Company in connection with the merger were reflected as a reduction to additional paid-in capital as of the effective date of the merger.

The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States for accounting and financial reporting purposes. Under this method of accounting, Arpeggio was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Hill issuing stock for the net monetary assets of Arpeggio, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of Hill and related recapitalization.

Note 2 - Acquisitions

James R. Knowles (Holdings) PLC

On August 31, 2006, Hill International S.A., a wholly-owned subsidiary of the Company, acquired approximately 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC, (“Knowles”) a construction and engineering industry claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom, for a price of 33 pence (or approximately $0.62 at the exchange rate current as of the date of the acquisition) per share in cash. The consideration paid by Hill International S.A. for 96.5% of the outstanding shares of Knowles was approximately $13,000,000 excluding direct acquisition costs. Under applicable law, Hill International S.A. is entitled to compulsorily acquire the remaining 3.5% of the outstanding shares of Knowles at the same purchase price per share. Hill International S.A. intends to acquire those shares as soon as practicable at that purchase price.

The following table sets forth the determination of the consideration paid for Knowles at the date of acquisition:

( in thousands)
Cash	$13,017
Other direct acquisition costs	947
Total purchase price	$13,964

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. Independent consultants have been engaged to conduct a detailed valuation using the guidance as set forth in Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, to assist management with the final determination of fair value of the intangible assets and goodwill acquired in the acquisition. The purchase price allocation is, therefore, preliminary and may be adjusted for up to one year after the acquisition.

The following table sets forth the preliminary allocation of the purchase price:

(in thousands)
Total purchase price	$13,964
Less assets acquired:
Cash	(2,892)
Accounts receivable	(11,978)
Other current assets	(1,791)
Long - term assets	(3,522)
Total assets acquired	(20,183)

Liabilities assumed	23,283

Cost in excess of net assets acquired	$17,064

The operating results for Knowles are included in the accompanying Condensed Consolidated Statements of Operations from the date of the acquisition.

The following unaudited pro forma information assumes the Knowles acquisition had occurred on January 2, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Knowles acquisition occurred on January 2, 2005, nor is it necessarily indicative of the Company's future results:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Total revenues	$58,321	$43,219	$166,940	$120,992
Net income (loss)	$(5,813)	$1,625	$(3,947)	$3,259
Earnings per share, basic and diluted	$(0.26)	$0.16	$(0.25)	$0.25

The pro forma net income (loss) reflects the following items:

i.
adjustments to depreciation and interest expense arising from the recording of a liability for conditional asset retirement costs associated with the future expiration of certain real estate operating leases in which Knowles is the lessee, in accordance with Financial Accounting Standards Board Interpretation No. 47, Conditional Asset Retirement Obligations.

ii.	the related income tax effects of the above items based upon a pro forma effective income tax rate.

The Pickavance Group Ltd.

On January 23, 2006, Hill International (UK) Ltd. (“Hill UK”), a wholly owned subsidiary of the Company, purchased all of the outstanding common stock of The Pickavance Group Ltd. (“Pickavance”) from the existing shareholders of Pickavance. The results of Pickavance’s operations from January 23, 2006 are included in the Company’s consolidated statements of operations. The Pickavance acquisition is not a material business combination to the Company’s operations.

The present value of the anticipated payments was calculated by discounting back to the acquisition date the future payments using an 8% imputed interest cost (the Company’s approximate average borrowing cost at the acquisition date). The discounted price was then converted into U.S. dollars using an exchange rate of approximately $1.78/₤1, the exchange rate on the date of the acquisition.

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments as follows:

Date Paid / Payable	Amount in British Pounds	Discounted Value	U.S. Dollar Equivalent
February 1, 2006	£153	£153	$273
January 1, 2007	70	65	116
February 1, 2007	154	142	253
February 1, 2008	315	269	479
February 1, 2009	315	248	442
Total	£1,007	£877	$1,563

The net assets acquired and liabilities assumed were as follows in U.S. dollars:

(in thousands)
Cash	$165
Accounts receivable, net	772
Prepaid expenses	71
Property, plant and equipment, net	160
Total tangible assets	1,168

Accounts payable	555
Other liabilities	34
Total liabilities assumed	589

Net assets acquired	$579

Purchase price	$1,563
Net assets acquired	579
Costs in excess of net assets acquired	984
Associated deferred taxes	295
Total intangible assets	$1,279

Pending a final valuation, cost in excess of net assets acquired will be identified as goodwill and contractual and non-contractual customer relationships upon completion of the valuation.

Note 3 - Summary of Significant Accounting Policies

Operations

The Company is a professional services firm providing program management, project management, construction management and construction claims services worldwide. Revenue from international services was approximately 53.0% and 36.8 % of total revenue for the three-month periods ended September 30, 2006 and October 1, 2005, respectively and 49.4% and 36.2% of total revenue for the nine-month periods ended September 30, 2006 and October 1, 2005, respectively.

General

The accompanying unaudited interim Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Condensed Consolidated Financial Statements. The interim operating results are not necessarily indicative of the results for a full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, recoverability of long-lived assets, income taxes, allowance for doubtful accounts and commitments and contingencies.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Periods

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to December 31. The three months ended September 30, 2006 began on July 2, 2006 and the nine months ended September 30, 2006 began on January 1, 2006. The three months ended October 1, 2005 began on July 3, 2005 and the nine months ended October 1, 2005 began on January 2, 2005. Each three-month period includes 13 weeks and each nine-month period includes 39 weeks.

Share-Based Compensation

On January 2, 2005 the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the “Modified Prospective Application Method” which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s compensation expense was approximately $59,000 ($45,000 net of taxes) for both the three and nine months ended September 30, 2006, as compared to $191,000 ($119,000 net of taxes) for the nine months ended October 1, 2005. There was no compensation expense for the three months ended October 1, 2005. The compensation cost is recognized in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company’s Condensed Consolidated Financial Statements of prior fiscal years do not reflect any restated amounts. No modifications were made to outstanding options prior to the adoption of SFAS No. 123(R). The Company used the Black-Scholes option pricing model to measure the estimated fair value of the options under SFAS No. 123(R). The Company did not change the quantity, type or payment arrangements of any share-based payment programs. Since the modified prospective application method was used there was no cumulative effect adjustment upon the adoption of SFAS No. 123(R). The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

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

Dilutive stock options increased average common shares outstanding by approximately 1,200,000 and 1,500,000 shares for the three months ended September 30, 2006 and October 1, 2005, respectively and by approximately 1,400,000 and 2,200,000 shares for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Options to purchase 25,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the three months ended September 30, 2006 because they were anti-dilutive.

Warrants to purchase 13,600,000 shares of the Company’s common stock increased average common shares outstanding by approximately 1,200,000 shares for the three months ended September 30, 2006 and were not included in the calculation of common shares outstanding for the nine months ended September 30, 2006 because they were anti-dilutive.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax provision that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

FASB Interpretation No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined, includes all changes to equity except those resulting from investments by or distribution to owners and consists of a foreign currency translation adjustment.

Components of other comprehensive income (loss) for the three and nine month periods ended September 30, 2006 and October 1, 2005 are as follows:

	Three-Months Ended		Nine-Months Ended
(in thousands)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income	2,911	1,804	5,890	3,445
Foreign currency adjustment (loss) income	(133)	204	(185)	(78)
Income tax benefit (expense)	29	(75)	42	29
Net foreign currency adjustment	(104)	129	(143)	(49)
Total Comprehensive Income	$2,807	$1,933	$5,747	$3,396

Note 4 - Receivables

	September 30,	December 31,
(in thousands)	2006	2005
Billed	$56,752	$25,630
Retainage, current portion	3,194	663
Unbilled	3,414	2,175
	63,360	28,468
Less allowance for doubtful accounts	(3,092)	(845)
	$60,268	$27,623

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $2,100,000 and $2,700,000 of amounts due from various branches of the U.S. Government and $10,700,000 and $3,900,000 of receivables from foreign governments at September 30, 2006 and December 31, 2005, respectively.

Note 5 - Prepaid Expenses and Other Current Assets

	September 30,	December 31,
(in thousands)	2006	2005
Prepaid subcontractor fees	$406	$445
Prepaid insurance	733	241
Prepaid rent	811	188
Employee advances	153	227
Professional fees	242	-
Other assets	1,129	260
Total	$3,474	$1,361

Prepaid subcontractor fees represent advance payments from clients remitted to subcontractors in advance of future services being performed.

Note 6 - Property and Equipment

	September 30,	December 31,
(in thousands)	2006	2005
Furniture and equipment	$3,189	$1,790
Leasehold improvements	442	241
Computer equipment and software	4,938	2,918
Automobiles	95	—
	8,664	4,949
Less accumulated depreciation	(2,994)	(2,107)
Property and equipment, net	$5,670	$2,842

Depreciation expense of $373,000 and $181,000 was recorded for the three months ended September 30, 2006 and October 1, 2005, respectively, and $887,000 and $547,000 was recorded for the nine months ended September 30, 2006 and October 1, 2005, respectively. Depreciation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Assets recorded under capital leases include furniture and equipment, computer equipment and computer software totaling $994,000 and $817,000 as of September 30, 2006 and December 31, 2005, respectively. Related accumulated depreciation was approximately $365,000 and $324,000 as of September 30, 2006 and December 31, 2005, respectively.

Note 7 -  Cost in Excess of Net Assets Acquired

The following table summarizes the Company’s cost in excess of net assets acquired as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Acquired contract rights	$2,139	$2,104	$2,139	$1,991
Knowles cost in excess of net assets acquired	17,064	-	-	-
Pickavance cost in excess of net assets acquired	1,279	32	-	-
Total	$20,482	$2,136	$2,139	$1,991

Intangible assets, net	18,346		148
Foreign currency adjustment	(35)		-
Intangible assets, net	$18,311		$148

The Company plans to finalize the fair value of the cost in excess of net assets acquired in connection with both the Knowles and Pickavance acquisitions during the fourth quarter of 2006.

Amortization expense related to cost in excess of net assets acquired totaled $38,000 for the three months ended September 30, 2006 and October 1, 2005, respectively, and totaled $145,000 and $114,000 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Note 8 -Advance Payments from Clients

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. The balance of advance payments from clients was $2,400,000 and $3,300,000 at September 30, 2006 and December 31, 2005, respectively, and is included in “other current liabilities” on the Condensed Consolidated Balance Sheets.

Note 9-Long-term Debt

	September 30, 2006	December 31, 2005
	(in thousands)
Revolving credit loan payable to Merrill Lynch up to $9,750,000, with interest rates at December 31, 2005 of 3.25% plus the one-month LIBOR 4.38% at December 31, 2005, collateralized by certain assets of the Company and guaranteed by the principal stockholder. The loan was repaid in June 2006.	$—	$9,637

Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,269,000), with interest rates at September 30, 2006 and December 31, 2005 of 2.5% plus the Egnatia Bank prime base rate of 6.75% and 5.5%, as of September 30, 2006 and December 31, 2005, respectively, collateralized by certain assets of the Company. The maturity date of July 15, 2006 was extended to March 16, 2007 in July 2006.	165	157

Revolving credit loan payable to National Bank of Abu Dhabi up to 5,000,000 AED ($1,400,000), with interest rates of 2% plus the 3 month EIBOR rate (5.5% and 4.6% at September 30, 2006 and December 31, 2005, respectively), collateralized by certain assets of the Company. The maturity date is November 15, 2006.	30	362

Revolving credit loan payable to Barclays Bank up to £2,250,000 ($4,223,000), with interest rate of 2% plus the Bank of England rate (4.75% at September 30, 2006). The maturity date is December 1, 2006. The loan balance at September 30, 2006 exceeded the loan commitment amount and was subsequently reduced to within the credit limit in the first week of October 2006.	4,661	—

Revolving credit loan payable to National Bank of Abu Dhabi, up to 2,000,000 AED ($544,000) with interest rate of 2% plus the 3 month EIBOR rate (5.5% at September 30, 2006). The maturity date is January 1, 2007. The loan balance at September 30, 2006 exceeded the loan commitment amount and was subsequently reduced to within the credit limit in the first week of October 2006.	550	—

Revolving credit loan payable to First National Bank up to $400,000, with interest rate of 8.75% at September 30, 2006. The maturity date is December 31, 2006.	400	—

Revolving credit loan payable to Bank of Scotland up to £100,000 ($188,000), with interest rate of 2% plus the Bank of Scotland rate (4.75 % at September 30, 2006). The maturity date is December 31, 2006.	150	—

Various other notes payable with interest rates ranging from 6.69% to 7.8% as of September 30, 2006, collateralized by the related financed equipment.	974	—

Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% including foreign currency adjustment of approximately $126,000	1,391	—
	8,321	10,156
Less current maturities	6,866	10,156
Long-term debt, net of current maturities	$1,455	$—

Note 10-Noncash Investing and Financing Activities

On March 24, 2006, options to purchase 482,767 shares of the Company’s common stock with an exercise price of $0.37 per share and options to purchase 48,277 shares of the Company’s common stock with an exercise price of $0.53 per share were exercised on a cashless basis when the fair market value was $5.47 resulting in the Company issuing 493,465 shares of its common stock.

On June 28, 2006 options to purchase 2,838,669 shares of the Company’s common stock with exercise prices ranging from $0.37 to $3.08 were exercised on a cashless basis resulting in the issuance of 2,246,852 shares of the Company’s stock. The March 24, 2006 and June 28, 2006 exercises resulted in 3,369,713 options exercised, 629,396 shares surrendered and 2,740,317 shares issued. The Company agreed to withhold its common stock due to certain option holders, including the Company’s Chief Operating Officer and Senior Vice President of Finance, and to remit to the proper taxing authorities’ payment for income taxes due on the exercise of options. The total amount due to the taxing authorities was approximately $2,800,000 of which $128,000 remains and is included in “accounts payable and accrued expenses” in the Condensed Consolidated Balance Sheet as of September 30, 2006. The Company withheld common stock from it's option holders, which it has recorded as treasury stock 525,952 shares of its common stock.

The Company also entered into an agreement whereby the option holders and other Company shareholders agreed to escrow 1,450,000 shares to indemnify the Company against identified litigation claims in excess of amounts recorded at September 30, 2005 and other indemnifications. As of September 30, 2006 the Company had specifically identified judgments and awards totaling $3,865,000 as described in Note 19 and accordingly, approximately 729,000 shares in escrow have been reserved for these claims. The $3,865,000 is included in “accounts payable and accrued expenses” and “shares held in escrow” in the contra equity section of the Condensed Consolidated Balance Sheets. See Notes 1 and 19 for further information.

On August 16, 2006, the Company issued 30,000 shares to its non-employee directors as partial compensation for services as directors on the Company’s Board through the next annual stockholders meeting of the Company. The Company recorded an expense of $78,000 as directors’ compensation in general and administrative expense and an amount of $77,000 included in prepaid expenses and other current assets.

	Nine-Months Ended
(in thousands)	September 30, 2006	October 1, 2005
Supplemental disclosures:
Interest paid	$513	$442
Income taxes paid	$303	$243
Tangible assets acquired	$1,168
Intangible assets acquired	1,279
Associated deferred taxes	(295)
Note payable at acquisition	(1,563)
Liabilities assumed	$589

Note 11- Investment in Affiliate

Investment in affiliate reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”).

Stanley Baker Hill, LLC is a joint venture formed in February 2004 between Stanley Consultants, Inc. Michael Baker, Jr. and Hill. SBH provides various architect-engineer services in Iraq. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the US Army of Corps of Engineers Transatlantic Program Center.

Summary information of the affiliate follows:

(in thousands)	September 30, 2006	December 31, 2005
Current assets	$4,467	$3,650
Current liabilities	2,513	2,467
Working capital	1,954	1,183
Property and equipment, net	22	5
Members’ equity	$1,976	$1,188

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
(in thousands)
Sales	$5,241	$3,770	$12,572	$9,970
Net income	$993	$822	$1,598	$1,677
Summary information of the Company’s ownership interest is as follows:
Equity in affiliate	$331	$274	$533	$559
Undistributed earnings included in consolidated retained earnings	$331	$274	$655	$559
Distributions from affiliate	$-	$-	$270	$618

Accounts Receivable - Affiliate

At September 30, 2006 and December 31, 2005 the Company reported receivables totaling $453,000 and $611,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue Earned by the Company

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended September 30, 2006 and 2005 was $1,300,000 and $781,000, respectively and $2,600,000 and $2,500,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Note 12 -Stock Options

On August 16, 2006, five-year options to purchase 5,000 shares of the Company's common stock were granted to each of the five non-employee members of the Company's Board of Directors. The options have an exercise price of $5.22 and are immediately vested and exercisable. The total value of the options was computed under the Black-Scholes method using a volatility rate of 44.1% and a risk-free interest rate of 4.81%. The value of the options of $59,000 has been recorded as directors’ compensation expense in general and administrative expense for the quarter ended September 30, 2006.

A summary of the status and changes of the stock options under the Company’s stock option plan as of September 30, 2006 and for the nine months then ended is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,417,990	$1.02
Granted	25,000	5.22
Exercised	(3,369,713)	.99
Forfeited	(48,277)	3.08
Outstanding at September 30, 2006	25,000	$5.22
Vested and exercisable at September 30, 2006	25,000	$5.22

Note 13 -Warrants

The Company has 13,600,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, Arpeggio issued an option for $100 to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. The warrants underlying such Units are exercisable at $6.25 per share. The option expires in June 2009.

Note 14 -Due from Stockholder

From time to time the Company made cash advances to its principal stockholder. These advances were non-interest bearing, had no set repayment term and were classified in Stockholders’ Equity in the Condensed Consolidated Balance Sheets. The entire amount due from the Company’s principal stockholder of $1,008,000 was repaid to the Company on April 21, 2006. The Company has adopted a policy that no longer allows executive officers advances or loans.

Note 15 - Selling, General and Administrative Expenses

Legal expenses related to an investment transaction (the Tickets.com litigation) for the three and nine months ended September 30, 2006 and October 1, 2005 of $175,000 and $409,000 were included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations. Such litigation was concluded in April 2004 resulting in an award against the Company and an entity controlled by the Chief Executive Officer of the Company (“the Other Defendant”) for court costs plus interest of approximately $575,000. The Chief Executive Officer and the Other Defendant have made full payment of this amount in October 2006. Accordingly, no amount has been provided for by the Company for this matter in the accompanying financial statements.

Also included in “selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations is bad debt expense of $408,000 and $171,000 for the three-month periods ended September 30, 2006 and October 1, 2005, respectively and of $840,000 and $495,000 for the nine-month periods ended September 30, 2006 and October 1, 2005, respectively.

Note 16 - Income Taxes

The effective tax rates for the three months ended September 30, 2006 and October 1, 2005 are 22% and 37% respectively and 23% and 37%, respectively for the nine months ended September 30, 2006 and October 1, 2005. The effective rate for the three and nine months ended September 30, 2006 is lower than in previous periods because a greater portion of the Company’s profit in the three and nine months ended September 30, 2006 came from foreign operations which are taxed at lower rates.

Note 17 -Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and secondarily by their geography (United States, Europe and Middle East).

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

For purposes of business segment information the assets, revenue and operating income for Knowles as of September 30, 2006 and for the month of September 2006 have been included in the Construction Claims business segment and the geographic region of Europe. The assets, revenue, and operating income of Knowles outside of Europe during the one month ended September 30, 2006 was immaterial.

The following tables reflect the required disclosures (in thousands) for the Company’s reportable segments:

(in thousands)
Revenue and Income from Operations
Three months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)

Project Management
Revenue	$40,457	$25,337
Income from operations pre-Corporate overhead allocation	4,531	3,905
Equity in affiliate	331	274
Less: Corporate overhead allocation	1,905	1,534
Operating income	$2,957	$2,645

Construction Claims
Revenue	$9,409	$4,428
Income from operations pre-Corporate overhead allocation	702	911
Less: Corporate overhead allocation	363	383
Operating income	$339	$528

Total Reportable Segments
Revenue	$49,866	$29,765
Income from operations pre-Corporate overhead allocation	5,233	4,816
Equity in affiliate	331	274
Less: Corporate overhead allocation	2,268	1,917
Operating income	3,296	3,173
Excess of corporate overhead allocations over (under) actual expenses	398	(164)
Total Company - Operating income	$3,694	$3,009

(in thousands)
Depreciation and Amortization Expense
For the three-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)

Project Management	$156	$151
Construction Claim Services	192	41
Subtotal -Segments	348	192
Corporate	62	27
Total	$410	$219

(in thousands)
Revenue and Income from Operations
Nine months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)

Project Management
Revenue	$111,317	$69,306
Income from operations pre-Corporate overhead allocation	12,385	10,205
Equity in affiliate	533	559
Less: Corporate overhead allocation	5,817	4,694
Operating income	$7,101	$6,070

Construction Claims
Revenue	$18,839	$11,066
Income from operations pre-Corporate overhead allocation	1,881	1,562
Less: Corporate overhead allocation	1,108	1,173
Operating income (loss)	$773	$389

Total Reportable Segments
Revenue	$130,156	$80,372
Income from operations pre-Corporate overhead allocation	14,266	11,767
Equity in affiliate	533	559
Less: Corporate overhead allocation	6,925	5,867
Operating income	7,874	6,459
Excess of corporate overhead allocations over (under) actual expenses	109	(580)
Total Company - Operating income	$7,983	$5,879

(in thousands)
Depreciation and Amortization Expense

For the nine-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Project Management	$504	$389
Construction Claim Services	357	115
Subtotal -Segments	861	504
Corporate	171	157
Total	$1,032	$660

(in thousands) Total Assets As Of:	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
United States	$28,986	$21,346
Europe	54,286	7,075
Middle East	19,453	12,302
Total	$102,725	$40,723

(in thousands)
The Company’s enterprise-wide disclosures are as follows:

Total Revenue By Service Type
For the three-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Project Management	$40,457	$25,337
Construction Claims	9,409	4,428
Total	$49,866	$29,765

(in thousands)
Total Revenue By Geographic Region

For the three-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
United States	$23,415	$18,812
Europe	11,307	3,149
Middle East	15,144	7,804
Total	$49,866	$29,765

(in thousands)
Total Revenue By Client Type

For the three-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
U.S. federal government	$4,394	$4,038
State, local and quasi-governmental agencies	14,321	12,022
Foreign governments	8,547	4,409
Private sector	22,604	9,296
Total	$49,866	$29,765

(in thousands)
Total Revenue By Service Type

For the nine-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
Project Management	$111,317	$69,306
Construction Claims	18,839	11,066
Total	$130,156	$80,372

(in thousands)
Total Revenue By Geographic Region

For the nine-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
United States	$65,945	$51,241
Europe	22,105	10,227
Middle East	42,106	18,904
Total	$130,156	$80,372

(in thousands)
Total Revenue By Client Type

For the nine-months ended:	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)
U.S. federal government	$12,499	$13,784
State, local and quasi-governmental agencies	41,305	29,305
Foreign governments	21,343	14,439
Private sector	55,009	22,844
Total	$130,156	$80,372

(in thousands)
Property, Plant and Equipment, Net by Geographic Location

As of:	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
United States	$1,813	$1,832
Europe	2,847	283
Middle East	1,010	727
Total	$5,670	$2,842

Note 18 -Concentrations

The Company has two clients that collectively account for a total of 29% of total revenue, and 17% of revenue less reimbursable expenses (“RLRE”), for the three-month period ended September 30, 2006 and one client that accounted for 20% of total revenue and 4% of RLRE, during the three-month period ended October 1, 2005.

The Company has two clients that collectively account for 31% of total revenue, and 18.6% of RLRE, for the nine-month period ended September 30, 2006 and one client that accounted for 14% of total revenue and 3% of RLRE, during the nine-month period ended October 1, 2005.

The Company has no clients that account for at least 10% of accounts receivable at September 30, 2006 and one client that accounted for 15% of accounts receivable as of December 31, 2005.

The Company has several contracts with U.S. federal government agencies that account for 9% and 14% of total revenue during the three-month periods ended September 30, 2006 and October 1, 2005, respectively.

The Company has several contracts with U.S. federal government agencies that account for 10% and 17% of total revenue during the nine-month periods ended September 30, 2006 and October 1, 2005, respectively.

Note 19-Commitments and Contingencies

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the New Jersey Professional Liability Insurance Guarantee Association (NJPLIGA) and losses are covered up to $300,000. The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury established damages at $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On March 28, 2006, the Court entered judgment in the case on the jury’s verdict in the amount of $2,000,000 plus pre-judgment interest, but the Court stayed enforcement of that judgment pending the decision on the Company’s Motion to Mold the Verdict. In connection with the Arpeggio and Hill merger described in Note 1 to the Condensed Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment and pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “accrued liabilities” on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006. See Note 10. From the shares held in escrow, shares totaling 632,075 representing $3,335,000 has been allocated to the Company for satisfaction of the judgment and will be placed in treasury stock once the judgment is paid.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court which was denied on May 22, 2006. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock. In October 2006, the Company made a payment of $1,300,000 to claimant to satisfy this matter. See Notes 1 and 10. From the shares held in escrow, shares totaling 97,316 representing $515,777 has been allocated to the Company for satisfaction of the judgment and will be placed in treasury stock once the judgment is paid.

Litigation related to an investment made by the Company (the “Tickets.com litigation”) was concluded in April 2004 and resulted in an award against the Company and R4 Holdings, LLC (“R4”) for legal court costs plus interest of approximately $575,000. R4 is 100% owned and controlled by Irvin E. Richter, the Company’s Chief Executive Officer. The Company and R4 appealed this ruling and on June 20, 2006 the appeal was denied. R4 and Mr. Richter have made full payment of this amount in October 2006.

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

The maximum potential future payments under these arrangements at September 30, 2006 and December 31, 2005 were $14,500,000 and $9,300,000, respectively. No liability is currently recorded on the Company’s Condensed Consolidated Balance Sheets related to parental guarantees on behalf of its subsidiaries related to the bond arrangements.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at September 30, 2006 and December 31, 2005 were $5,300,000 and $3,200,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this discussion, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of our management for future operations and backlog are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. These forward looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any results, performances or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations, include, without limitation, a general economic downturn; future government appropriations relating to certain of our long-term contracts; our ability to win profitable government contracts potential termination of government contracts audits of government contracts approval of client change orders; potential losses under fixed-price contracts; adjustments and\or cancellations of future contracts; competition; dependence upon key management; the identification, hiring and retention of qualified personnel; dependence on subcontractors, partners and specialists; adequate insurance coverage; legal, political and economic risks in different countries; currency exchange rate fluctuations; changes to the laws of the foreign countries; working conditions in high security risk countries; the ability to identify, negotiate and integrate future acquisitions; the ability to manage our growth and the other risk factors set forth in the Definitive Proxy Statement filed June 6, 2006. Undue reference should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2006 and the related notes included elsewhere in this Report on Form 10-Q and our audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Definitive Proxy Statement filed June 6, 2006.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the United States, Europe and the Middle East. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. The Hill business was established 1976 and is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates. We utilize estimates in assessing our exposure to insurance claims that fall below policy deductibles, to assess our litigation and other legal claims and contingencies, in recording our allowance for doubtful accounts and in determining the utilization of deferred tax assets and the adequacy of the valuation reserve against the deferred tax asset and in determining cost to complete under the percentage-of-completion method of accounting for contracts.

The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in Note 3 to the Notes to our Consolidated Financial Statements for the year ended December 31, 2005 included in the Proxy Statement dated June 5, 2006. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However the following policies are considered to be critical within the SEC definition:

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

Allowance for Doubtful Accounts

We record an estimate of our anticipated bad debt expense based on an evaluation of the current facts and circumstances and our historical experience. If the financial condition of our clients were to deteriorate, or if the payment behavior were to change, resulting in either their inability or refusal to make payment to us, additional allowances would be required.

Income Taxes

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary timing differences become deductible. We determine the utilization of deferred tax assets in the future based on current year projections by management and criteria described in Statement on Financial Accounting Standards (“SFAS”) No. 109.

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

Results of Operations

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The three months ended September 30, 2006 began on July 2, 2006 and the three months ended October 1, 2005 began on July 3, 2005. Each three-month period includes 13 weeks.

Revenue

	Third Quarter
	2005		2006		Change
(in thousands)	$	%	$	%	$	%
Revenue:
Project Management	$25,337	85.1%	$40,457	81.1%	$15,120	59.7%
Construction Claims	4,428	14.9%	9,409	18.9%	4,981	112.5%
Total	$29,765	100.0%	$49,866	100.0%	$20,101	67.5%

The increase in project management revenue is attributable to a $10,391,000 increase in foreign project management revenue and a $4,729,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $7,107,000 increase in Middle East revenue and a $3,284,000 increase generated in Europe. The increase in domestic project management revenue was principally due to a $2,948,000 increase in New York where several projects began during 2005 and continued into 2006. Of this increase, $2,488,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. These projects are long-term projects and we would expect revenue to increase throughout 2006. The domestic project management revenue increase also included $634,000 in the Las Vegas office which opened in January 2006.

The increase in construction claims revenue is due to a $5,106,000 increase in foreign claims revenue partially offset by a $125,000 decrease in domestic claims revenue. The increase in foreign construction claims consists of $4,255,000 in Knowles revenue and a $619,000 increase in London (excluding Knowles) which had $580,000 in new work generated by the acquisition of Pickavance in January 2006 and $39,000 in increased work generated by internal business development efforts. The foreign construction claims increase also included $232,000 in the Middle East.

Reimbursable Expenses

	Third Quarter
	2005			2006			Change
(in thousands)	$	%	% of Revenue	$	%	% of Revenue	$	%
Reimbursable expenses:
Project Management	$8,185	97.3%	32.3%	$14,893	94.0%	36.8%	$6,708	82.0%
Construction Claims	230	2.7%	5.2%	944	6.0%	10.0%	714	310.4%
Total	$8,415	100.0%	28.3%	$15,837	100.0%	31.8%	$7,422	88.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expenses was primarily due to a $2,488,000 increase in reimbursable subcontractors’ fees in New York as described above as well as increases of $2,057,000 for Middle East projects and $2,367,000 in Europe due to increased business. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in the third quarter of 2006 is indicative of the amount of expenditures that we would expect in future periods. The increase in construction claims reimbursable expenses is primarily due to Knowles reimbursable expenses of $556,000.

Revenue, Less Reimbursable Expenses (“RLRE”)

	Third Quarter
	2005		2006		Change
(in thousands)	$	%	$	%	$	%
Revenue less reimbursable expenses:
Project Management	$17,152	80.3%	$25,564	75.1%	$8,412	49.0%
Construction Claims	4,198	19.7%	8,465	24.9%	4,267	101.6%
Total	$21,350	100.0%	$34,029	100.0%	$12,679	59.4%

Due to the $20,101,000 increase in total revenue and the $7,422,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $12,679,000 or 59.4% to $34,029,000 for the three months ended September 30, 2006 as compared to $21,350,000 for the three months ended October 1, 2005. While project management revenue increased 59.7%, project management revenue less reimbursable expenses grew only 49.0% principally due to greater use of subcontractors on the New York projects. Construction claims revenue grew by 112.5% while construction claims revenue less reimbursable expenses grew by 101.6% due to the acquisition of Knowles which had $3,699,000 in RLRE and due to the use of slightly higher sub consultants and higher reimbursable expenses.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong due to significant increases in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, reconstruction efforts funded by the United States government in Iraq and Afghanistan have led to other additional contracts for us.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

The following table sets forth, for the periods indicated, historical operating data as a percentage of RLRE.

	Third Quarter
	2005		2006
(in thousands)	$	%	$	%
Revenue	$29,765		$49,866
Reimbursable expenses	8,415		15,837
Revenue less reimbursable expenses	21,350	100%	34,029	100%
Direct expenses	10,931	51.2	18,774	55.2
Gross margin	10,419	48.8	15,255	44.8
Selling general and administrative expenses	7,684	36.0	11,892	34.9
Equity in earnings of affiliate	274	1.3	331	1.0
Operating income	3,009	14.1	3,694	10.9
Interest expense (income), net	148	0 .7	(36)	0.1
Minority interest	-	-	13	0.0
Income before taxes	2,861	13.4	3,717	11.0
Provision for income taxes	1,057	5.0	806	2.4
Net income	$1,804	8.4%	$2,911	8.6%

Revenue, Less Reimbursable Expenses by Geographic Region

	Third Quarter
	2005		2006
(in thousands)	$	%	$	%
United States	$11,919	55.8%	$14,174	41.7%
Middle East	7,029	32.9%	12,319	36.2%
Europe	2,402	11.3%	7,536	22.1%
Total	$21,350	100.0%	$34,029	100.0%

Direct Expenses

	Third Quarter
	2005			2006			Change
(in thousands)	$	%	% of RLRE	$	%	% of RLRE	$	%
Direct expenses:
Project Management	$9,044	82.7%	52.7%	$14,736	78.5%	57.6%	$5,692	62.9%
Construction Claims	1,887	17.3%	44.9%	4,038	21.5%	47.7%	2,151	114.0%
Total	$10,931	100.0%	51.2%	$18,774	100.0%	55.2%	$7,843	71.8%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management direct expenses of $5,692,000 is primarily due to an increase in direct labor of $5,644,000 required to produce the increase in RLRE of $8,412,000.

The increase in construction claims direct expenses of $2,151,000 is principally due to $1,807,000 in Knowles direct expenses.

Gross Profit

	Third Quarter
	2005			2006			Change
(in thousands)	$	%	% of RLRE	$	%	% of RLRE	$	%
Gross profit:
Project Management	$8,108	77.8%	47.3%	$10,828	71.0%	42.4%	$2,720	33.5%
Construction Claims	2,311	22.2%	55.1%	4,427	29.0%	52.3%	2,116	91.6%
Total	$10,419	100.0%	48.8%	$15,255	100.0%	44.8%	$4,836	46.4%

The increase in gross profit is a result of the increases in RLRE for both project management and construction claims. Approximately $1,892,000 of the construction claims gross profit increase was attributable to Knowles. The decline in gross profit as a percentage of RLRE is due to a higher percentage of the RLRE from overseas work where billing rates are typically lower and costs are higher.

Selling, General and Administrative (“SG&A”) Expenses

	Third Quarter
	2005		2006		Change
(in thousands)	$	% of RLRE	$	% of RLRE	$	%

Selling, general and administrative	$7,684	36.0%	$11,892	34.9%	$4,208	54.8%

While selling, general and administrative expenses increased by $4,208,000 or 54.8%, from the three months ended October 1, 2005 as compared to the three months ended September 30, 2006, these expenses decreased from 36.0% to 34.9% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to leveraging of our overhead cost.

The increase in selling, general and administrative expenses of $4,208,000 is attributable to the following:

•	An increase in unapplied and indirect labor expense of $1,963,000 due to increases of staff required to produce and support the increase in revenue.

•	An increase of $259,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews, associated with the cost of becoming a public company.

•	An increase of $94,000 in rent expense due to expansion in the Middle East and Europe in support of revenue and staff growth.

•	An increase of $119,000 in sales and marketing expenses in support of our efforts to grow operations. These expenses included an increase of $89,000 in advertising cost.

•	An increase of $63,000 in depreciation expense of computer equipment and furniture due to increased staff and office space required in the Middle East and Europe.

•	An increase of $46,000 in telephone expense due to the increase in staffing and work volume overseas.

•	An increase of $236,000 in bad debt expense attributable to increased revenues.

•
A decrease of $571,000 in legal fees primarily due to a decrease in expenses related to the Wartsila litigation in the amount of $353,000, which included an insurance reimbursement of $300,000. In addition, the cost of Tickets.com litigation expense decreased by $175,000.

•	An increase of $125,000 in insurance expense due to growth and an increase in directors and officers liability insurance.

•	An increase in recruiting expense of $60,000 due to growth in staff hiring needs.

•	An increase of $62,000 for office maintenance due to expanded operations overseas.

•
An increase of $202,000 for corporate registrations of $26,000 due to the expanded operations overseas and directors’ fees of $176,000 which includes $40,000 in cash and $136,000 in stock and stock options.

•	An increase of $1,534,000 due to selling, general and administrative expenses of Knowles.

•	A net increase of $16,000 in other selling, general and administrative expenses due to a variety of factors.

Equity in Affiliate

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $57,000, from $274,000 in the three months ended October 1, 2005 to $331,000 in the three months ended September 30, 2006, principally due to an expansion of SBH’s work.

Operating Income

Operating income increased $685,000 in the three months ended September 30, 2006 to $3,694,000 as compared to $3,009,000 for the three months ended October 1, 2005, principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses. Included in this increase was $358,000 which represents one month of operating profit for Knowles.

Interest Expense (net)

Net interest expense decreased $184,000 to $36,000 net interest income in the three months ended September 30, 2006 as compared with $148,000 in net interest expense in the three months ended October 1, 2005, principally due to the payoff of the $9,750,000 credit line debt at June 30, 2006 and the earning of interest on the cash obtained as a result of the merger.

Tax Expense

For the three months ended September 30, 2006, we recognized a tax expense of $806,000 compared to a tax expense of $1,057,000 for the three months ended October 1, 2005, principally relating to a lower effective tax applied to higher operating income in the three months ended September 30, 2006.

The effective tax rates for the three months ended September 30, 2006 and October 1, 2005 were 22% and 37%, respectively. The effective rate for the three months ended September 30, 2006 is lower because a greater portion of our profit in the three months ended September 30, 2006 came from the Middle East which is taxed at lower rates. Our effective tax rate is subject to fluctuation depending on the tax jurisdiction in which its profits are generated.

Net Income

Our net income was $2,911,000, or $0.12 per diluted share, for the three months ended September 30, 2006 as compared to net income of $1,804,000, or $0.14 per diluted share, in the three months ended October 1, 2005. The decrease in diluted income per share reflects additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved due to an increase in RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended October 1, 2005

Results of Operations

We utilize a 52-53 week fiscal year ending on the Saturday closest to December 31. The nine months ended September 30, 2006 began on January 1, 2006 and the nine months ended October 1, 2005 began on January 2, 2005. Each nine-month period includes 39 weeks.

Revenue

	First Nine Months
	2005		2006		Change
(in thousands)	$	%	$	%	$	%
Revenue:
Project Management	$69,306	86.2%	$111,317	85.5%	$42,011	60.6%
Construction Claims	11,066	13.8%	18,839	14.5%	7,773	70.2%
Total	$80,372	100.0%	$130,156	100.0%	$49,784	61.9%

The increase in project management revenue is attributable to a $26,360,000 increase in foreign project management revenue and a $15,651,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $22,225,000 increase in Middle East revenue and a $4,135,000 increase generated in Europe. The increase in domestic project management revenue was due to a $13,360,000 increase in New York where several projects began during 2005 and continued into 2006. Of this increase, $12,041,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. These projects are long-term projects and we would expect revenue to increase throughout 2006.

The increase in construction claims revenue is due to an $8,721,000 increase in foreign construction claims revenue partially offset by a $948,000 decrease in domestic construction claims revenue. The increase in foreign construction claims primarily consists of $4,255,000 in Knowles revenue and a $3,490,000 increase in London (excluding Knowles) which had $1,660,000 in increased work generated by internal business development efforts and $1,830,000 in new work generated by the acquisition of Pickavance in January 2006. The foreign construction claims increase also includes $976,000 in the Middle East due to continued growth. The decrease in domestic claims revenue of $948,000 is principally attributable to the fact that our primary domestic growth strategy and focus continues to be project management.

Reimbursable Expenses

	First Nine Months
	2005			2006			Change
(in thousands)	$	%	% of Revenue	$	%	% of Revenue	$	%
Reimbursable expenses:
Project Management	$20,724	96.7%	29.9%	$41,175	96.3%	37.0%	$20,451	98.7%
Construction Claims	703	3.3%	6.4%	1,603	3.7%	8.5%	900	128.0%
Total	$21,427	100.0%	26.7%	$42,778	100.0%	32.9%	$21,351	99.6%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expenses was primarily due to a $12,041,000 increase in reimbursable subcontractors’ fees in New York as described above as well as an increase of $6,207,000 in Middle East projects due to continued increase in new work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in the first nine months of 2006 is indicative of the amount of expenditures that we would expect in future periods. The increase in construction claims reimbursable expenses is primarily due to Knowles reimbursable expenses of $556,000.

Revenue, Less Reimbursable Expenses (“RLRE”)

	First Nine Months
	2005		2006		Change
(in thousands)	$	%	$	%	$	%
Revenue less reimbursable expenses:
Project Management	$48,582	82.4%	$70,142	80.3%	$21,560	44.4%
Construction Claims	10,363	17.6%	17,236	19.7%	6,873	66.3%
Total	$58,945	100.0%	$87,378	100.0%	$28,433	48.2%

Due to the $49,784,000 increase in total revenue and the $21,351,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $28,433,000 or 48.2% to $87,378,000 for the nine months ended September 30, 2006 as compared to $58,945,000 for the nine months ended October 1, 2005. While project management revenue increased 60.6%, project management revenue less reimbursable expenses grew only 44.4% principally due to greater use of subcontractors on the New York projects. Construction claims revenue grew by 70.2 % while construction claims revenue less reimbursable expenses grew by 66.3 % due to the acquisition of Knowles which had $3,699,000 in RLRE and the use of slightly higher subcontractors and higher other reimbursable expenses related to the construction claims business in 2006.

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

The following table sets forth, for the periods indicated, historical operating data as a percentage of RLRE.

	First Nine Months
	2005		2006
(in thousands)	$	%	$	%
Revenue	$80,372		$130,156
Reimbursable expenses	21,427		42,778
Revenue less reimbursable expenses	58,945	100.0%	87,378	100.0%
Direct expenses	30,981	52.6	48,611	55.6
Gross margin	27,964	47.4	38,767	44.4
Selling general and administrative expenses	22,644	38.4	31,317	35.8
Equity in earnings of affiliate	559	0 .9	533	0.6
Operating income	5,879	10.0	7,983	9.1
Interest expense, net	419	0 .7	345	0 .4
Minority interest	-	-	13	-
Income before taxes	5,460	9.3	7,625	8.7
Provision for income taxes	2,015	3.4%	1,735	1.9
Net income	$3,445	5.8%	$5,890	6.7%

Revenue, less Reimbursable Expenses by Geographic Region

	First Nine Months
	2005		2006
(in thousands)	$	%	$	%
United States	$36,086	61.2%	$39,698	45.4%
Middle East	17,045	28.9%	34,117	39.0%
Europe	5,814	9.9%	13,563	15.5%
Total	$58,945	100.0%	$87,378	100.0%

Direct Expenses

	First Nine Months
	2005			2006			Change
(in thousands)	$	%	% of RLRE	$	%	% of RLRE	$	%
Direct expenses:
Project Management	$26,528	85.6%	54.6%	$41,026	84.4%	58.5%	$14,498	54.7%
Construction Claims	4,453	14.4%	43.0%	7,585	15.6%	44.0%	3,132	70.3%
Total	$30,981	100.0%	52.6%	$48,611	100.0%	55.6%	$17,630	56.9%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase of $14,498,000 is principally due to an increase in direct labor of $14,442,000 required to produce the increase in RLRE of $21,560,000.

The construction claims direct expense increase of $3,132,000 is primarily due to Knowles direct expenses of $1,807,000 and an increase in direct labor of $1,282,000 required to produce the increase in RLRE of $3,174,000, excluding Knowles.

Gross Profit

	First Nine Months
	2005			2006			Change
(in thousands)	$	%	% of RLRE	$	%	% of RLRE	$	%
Gross profit:
Project Management	$22,054	78.9%	45.4%	$29,116	75.1%	41.5%	$7,062	32.0%
Construction Claims	5,910	21.1%	57.0%	9,651	24.9%	56.0%	3,741	63.3%
Total	$27,964	100.0%	47.4%	$38,767	100.0%	44.4%	$10,803	38.6%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. Approximately $1,892,000 of the construction claims gross profit increase was attributable to Knowles. The decline in gross profit as a percentage of RLRE is due to the higher percentage of the RLRE from overseas project management work where billing rates are typically lower and costs are higher.

Selling, General and Administrative (“SG&A”) Expenses

	First Nine Months
	2005		2006		Change
(in thousands)	$	% of RLRE	$	% of RLRE	$	%
Selling, general and administrative	$22,644	38.4%	$31,317	35.8%	$8,673	38.3%

While selling, general and administrative expenses increased by $8,673,000, or 38.3%, from the nine months ended October 1, 2005 as compared to the nine months ended September 30, 2006, these expenses decreased from 38.4% to 35.8% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher operating growth versus growth in overhead.

The increase in selling, general and administrative expenses of $8,673,000 is attributable to the following:

•	An increase in unapplied and indirect labor expense of $4,426,000 due to increases in staff required to produce and support the increase in revenue.

•	An increase of $798,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews principally associated with becoming a public company.

•
A decrease of $147,000 in legal fees primarily due to a decrease in Tickets.com litigation of $408,000 and a decrease in Wartsila cost of $98,000 which included an insurance reimbursement of $300,000. These decreases were partially offset by increases in Sims litigation expense of $293,000 and an increase of $91,000 in cost associated with SEC reporting and consultations.

•	An increase of $372,000 in rent expense due to expansion in the Middle East and Europe in support of revenue and staff growth.

•	An increase of $212,000 in depreciation expense of computer equipment and furniture due to increased staff and office space required in the Middle East and Europe.

•	An increase of $44,000 in administrative travel expense related to corporate executive, finance and business development travel in support of the growing overseas operations.

•	An increase of $342,000 in bad debt expense attributable to increased revenue.

•	An increase of $150,000 in telephone expense due to the increase in staffing and work volume overseas.

•	An increase in business development expense of $223,000 due to continued efforts in selling new work including $133,000 in increased advertising expense.

•	An increase of $57,000 in computer maintenance and support as a result of continued growth in staff.

•
An increase of $229,000 for corporate business registrations of $53,000 due to the expanded overseas operations and directors’ fees of $176,000 which included $40,000 in cash and $136,000 in stock and stock options.

•	An increase in recruiting expense of $66,000 due to growth in staff hiring needs.

•	An increase in other office related expenses including postage, stationary, printing and office maintenance of $180,000 due to overseas expansion.

•	An increase of $1,534,000 due to the selling general and administrative expenses of Knowles.

•	A net increase of $187,000 in other selling, general and administrative expenses due to a variety of factors

Equity in Affiliate

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), decreased $26,000, from $559,000 in the nine months ended October 1, 2005 to $533,000 in the nine months ended September 30, 2006, principally due to the timing of projects.

Operating Income

Operating income increased $2,105,000 in the nine months ended September 30, 2006 to $7,984,000 as compared to $5,879,000 for the nine months ended October 1, 2005, principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses. Included in this increase was $358,000 in operating profit for Knowles.

Interest Expense (net)

Net interest expense decreased $74,000 to $345,000 in the nine months ended September 30, 2006 as compared with $419,000 in the nine months ended October 1, 2005, principally due to the payoff of the credit line of $9,750,000 at June 30, 2006 after the merger of Arpeggio and Hill.

Tax Expense

For the nine months ended September 30, 2006, we recognized a tax expense of $1,735,000 compared to a tax expense of $2,015,000 for the nine months ended October 1, 2005, principally relating to a lower effective tax applied to higher operating income in the nine months ended September 30, 2006.

The effective tax rates for the nine months ended September 30, 2006 and October 1, 2005 were 23% and 37%, respectively. The effective rate for the nine months ended September 30, 2006 is lower because a greater portion of our profit in the nine months ended September 30, 2006 came from the Middle East which is taxed at lower rates. Our effective tax rate is subject to fluctuation depending on the tax jurisdiction in which profits are generated.

Net Income

Our net income was $5,890,000, or $0.35 per diluted share, for the nine months ended September 30, 2006 as compared to net income of $3,445,000, or $0.25 per diluted share, in the nine months ended October 1, 2005. The diluted income per share for the nine months ended September 30, 2006 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved due to an increase in RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Liquidity and Capital Resources

Historically, we have funded our business activities with cash flow from operations and borrowings under our credit facility.

Arpeggio and Hill Merger

On June 28, 2006, Arpeggio Acquisition Corporation (“Arpeggio”) consummated a merger with Hill International, Inc., a Delaware corporation ("Hill"), in which Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the "Merger Agreement"), among Arpeggio, Hill and certain stockholders of Hill. Pursuant to the Merger Agreement, Hill’s stockholders and other persons who exercised options to purchase common stock of Hill prior to the closing of the merger, in exchange for all of the securities of Hill outstanding immediately prior to the merger received from Arpeggio 14,500,000 shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) of the shares of Arpeggio common stock issued at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement.

The Merger Agreement also provides for Hill’s then stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets.

Fiscal Year Ending 12/31	Earnings Before Interest and Taxes	Contingent Shares
2006	$9,900,000	2,300,000
2007	$13,500,000	2,300,000
2008	$18,400,000	1,000,000
2009	$24,900,000	1,000,000

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. After payments totaling approximately $3,300,000 for professional fees and other costs related to the merger, the net proceeds amounted to approximately $34,100,000. In connection with the merger, the Company incurred approximately $105,000 of acquisition costs as of December 31, 2005, which was recorded within deferred acquisition costs in the accompanying consolidated balance sheet. The total direct and incremental costs of approximately $3,400,000, incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

Credit Facilities

We currently have five credit facilities with international financial institutions as follows:

•
a credit facility with a bank in the Middle East for 5,000,000 AED (approximately $1,400,000) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2006 was 5.5%, plus 2%. At September 30, 2006 we had drawn down approximately $30,000 under this facility.

•
another credit facility with the same bank in the Middle East for 2,000,000 AED (approximately $544,000). The interest on that facility is also “EIBOR”, which at September 30, 2006 is 5.5%, plus 2%. At September 30, 2006 we had drawn approximately $550,000 under this facility which exceeded our credit limit. Payments were made in the first week of October 2006 to reduce the outstanding amount to within the credit limit on this facility.

•
a credit facility with a European Bank for 1,000,000 Euros (approximately $1,269,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at September 30, 2006 was 6.75%, plus 2.5%. At September 30, 2006, we had drawn down approximately $165,000 under this facility.

•
a credit facility with another European Bank for ₤100,000 (approximately $188,000). The interest rate on that facility is the Bank of Scotland rate (4.75% at September 30, 2006) plus 2%. At September 30, 2006 we had drawn approximately $150,000 under this facility.

•
a credit facility with a third European Bank for ₤2,250,000 (approximately $4,223,000). The interest rate on that facility is the Bank of England rate (4.75% at September 30, 2006) plus 2%. At September 30, 2006 we had drawn approximately $4,661,000 under this facility which exceeded our credit limit. Payments were made in the first week of October 2006 to reduce the outstanding to within the credit limit on this facility.

We also have one credit facility with a United States bank for $400,000. The interest on this facility is 8.75% at September 30, 2006 and we had drawn down $400,000 under this facility as of that date.

We are currently in discussions with potential lenders for a new principal credit facility.

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

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments (undiscounted) as follows (converted into U.S. dollars using an exchange rate of approximately $1.78/£1, the exchange rate on the date of the acquisition):

Date Payable	Amount in British Pounds	U.S. Dollar Equivalent
	(in thousands)
January 1, 2007	£70	$124
February 1, 2007	154	273
February 1, 2008	315	561
February 1, 2009	315	561
Total	£854	$1,519

An initial payment of £ 153,000 (approximately $273,000) was made on February 1, 2006.

Knowles Acquisition

On August 31, 2006, Hill International S.A., a wholly-owned subsidiary of Hill International, Inc. (the “Registrant”) acquired approximately 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC, a construction and engineering industry claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom, for a price of 33 pence (or approximately $0.62 at the exchange rate current as of the date of this report) per share in cash. The consideration paid by Hill International S.A. for 96.5% of the outstanding shares of Knowles was approximately $13,000,000 excluding direct acquisition costs. Under applicable law, Hill International S.A. is entitled to compulsorily acquire the remaining 3.5% of the outstanding shares of Knowles at the same purchase price per share. Hill International S.A. intends to acquire those shares at that purchase price as soon as practical.

Withholding Taxes

In connection with the exercise of options to purchase common stock of Hill immediately prior to the merger with Arpeggio, we agreed to pay the taxes immediately due from the option holders and withheld shares of our stock equal to the stockholders’ income tax liability. We paid the Internal Revenue Service approximately $2,800,000 for taxes due on exercise of the options. A total of 525,952 shares of our stock were withheld and are now held by Hill as treasury shares.

Payment of Judgments and Arbitration Awards

Twelve percent (12%) of the 14,500,000 shares of Arpeggio common stock being issued at the time of the merger to former Hill stockholders (a total of 1,740,000 shares) were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement. Adverse judgments were rendered against Hill in the Wartsila and Sims matters. While the former Hill stockholders will remit to us common stock equal to the final judgment amounts less prior reserves, we will be required to pay the judgments in cash. We have received a judgment and an arbitration award against us in the total amount of approximately $4,600,000, including pre- and post-judgment interest. While the judgment is being appealed, we are required to provide a letter of credit for the full amount of the judgment. In July 2006, we provided cash collateral of $3,350,000 for the letter of credit. We previously had accrued $772,000 related to the Sims matter and accrued an additional $3,900,000 for the Wartsila and Sims matters at September 30, 2006. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy the Sims matter.

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

Additional Capital Requirements

Due to the recent accelerated growth of the business of the Company, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we may be required to seek additional capital. We are currently seeking to replace and increase the credit facility which we repaid and terminated in June 2006. We currently have warrants outstanding to purchase 13,600,000 shares of our common stock at an exercise price of $5.00 per share. These warrants expire on June 23, 2008. If all the outstanding warrants were to be exercised the company would receive net cash proceeds of approximately $68,000,000, less expenses and any amounts paid to a solicitation agent. We can not provide any assurance that we will either enter into a new credit facility, find other sources of financing or that any of the outstanding warrants will be exercised.

Cash Flow Activity during the Nine Months ended September 30, 2006

For the nine months ended September 30, 2006 our cash increased by $1,200,000. Cash used in operations was $9,533,000 and cash used in investing activities was $15,205,000. Cash provided by financing activities was $26,065,000. Hill also experienced a decrease in cash of $143,000 from the effect of foreign exchange rates.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $9,500,000. Cash provided by operations is attributable to net income of $5,800,000 for the nine months adjusted by the following non-cash items included in net income and the following working capital changes:

•	depreciation and amortization of $1,032,000;

•	bad debt expense of $840,000;

•	a deferred tax benefit of $833,000 and

•	reported equity in SBH, a 33.33% owned affiliate, of $533,000;

•	stock based compensation expense of $59,000;

•	tax benefit from stock plan of $957,000 and

•	stock issued to Board of Directors of $77,000

Working capital changes which contributed to the use of cash from operations included the following:

•
an increase in accounts receivable of $20,300,000 due to consummation of the Knowles acquisition and increased revenue particularly in the Middle East; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•
increases in prepaid expenses and other current assets of $605,000 principally due to an increase in prepaid insurance of $320,000, increases in prepaid rent of approximately $236,000 due to the opening and expansion of overseas offices to meet revenue increases, all net of other miscellaneous increases of $49,000;

•	an increase in other assets of $152,000 principally due to increased labor guarantees related to projects in the Middle East; and

•	decreases in other current liabilities, primarily advances from clients of $3,300,000, principally relating to the timing of contracts and

•	a decrease in other liabilities of $41,000.

Working capital changes which increased cash from operations included the following

•	reductions of related party receivables of $158,000 due to the timing of collections from SBH;

•	a decrease in retainage receivable of $160,000 primarily due to the timing of the New York projects;

•	increases in accounts payable and accrued expenses of $3,700,000, principally relating to an increase in operations and Hill’s need to manage its cash;

•	an increase in income taxes payable of $744,000 due to higher operating income;

•	an increase in retainage payable of $2,600,000 due to the New York projects which use a substantial number of subcontractors.

Investing Activities

Net cash used in investing activities was $15,205,000. We spent $1,411,000 to purchase computers, office equipment, furniture and fixtures and used $10,444,000, net of cash acquired, on the Knowles acquisition. We used $3,350,000 as collateral for a letter of credit.

Financing Activities

Net cash provided by financing activities was $26,065,000. We received $269,000 as distribution from affiliate and $2,801,000 as advances from our principal credit facility and net proceeds from other revolving loan facilities of $1,174,000. We also received $1,008,000 as repayment of advances from our principal stockholder, Irvin E. Richter, in April 2006. We received net cash proceeds from the Arpeggio and Hill merger of $34,095,000 as described above.

We made repayments on our principal credit facility of $12,757,000. We also made payments on capital leases of $166,000 and other bank borrowings of $176,000. We also advanced Mr. Richter $183,000 which was repaid in April 2006 as noted above.

Backlog

The schedule below represents our backlog as of September 30, 2006. Backlog represents the anticipated revenue less reimbursable expenses of all executed and awarded contracts that have not been completed and will be recognized as revenues over the life of the project. At September 30, 2006, our backlog was approximately $286,000,000, compared to $266,000,000 at June 30, 2006. We estimate that approximately $125,000,000, or 44%, of the backlog at September 30, 2006 will be recognized during the 12 months subsequent to September 30, 2006. These estimates were prepared by our finance department, and are based on the compilation of monthly backlog reports that each of our operating divisions regularly prepares which present each such operating division’s backlog per contract and its projection of the amount of such backlog expected to be recognized in the following 12 months.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of September 30, 2006, approximately $173,000,000, or 61%, of our backlog was in category 1 and approximately $111,000,000, or 39%, of our backlog was in category 2. We generally do not track and therefore have not disclosed whether the public sector contracts included in its backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenues from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be more than offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

The following table presents information regarding our backlog as of September 30, 2006 and 2005:

	September 30, 2006 Total Backlog		September 30, 2005 Total Backlog		September 30, 2006 12 Month Backlog		September 30, 2005 12 Month Backlog
(in thousands)	$	%	$	%	$	%	$	%
Project Management	$256,000	89.5%	$276,000	96.0%	$102,000	81.6%	$76,000	88.4%
Construction Claims	30,000	10.5%	12,000	0.04%	23,000	18.4%	10,000	11.6%
Total	$286,000	100.0%	$288,000	100.0%	$125,000	100.0%	$86,000	100.0%

Employees

At September 30, 2006 we had 1,391 personnel. Of these individuals, 921 worked in our Project Management Group, 425 worked in our Construction Claims Group and 45 worked in Hill’s Corporate Group. Hill’s personnel at September 30, 2006 included 1,293 full-time employees, 84 part-time employees and 14 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not party to any collective bargaining agreement and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax provision that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

FASB Interpretation No. 157

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

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

Litigation related to an investment made by us (the “Tickets.com litigation”) was concluded in April 2004, and resulted in a claim against us and R4 Holdings, LLC (“R4”) for court costs of approximately $575,000. R4 is 100% owned and controlled by Irvin E. Richter, our Chief Executive Officer. R4 and Mr. Richter made full payment of this amount in October 2006.

As a condition of the merger of Hill and Arpeggio certain stockholders and option holders of Hill common stock agreed to indemnify us and the Arpeggio stockholders from claims under certain litigation. The stockholders and option holders placed in escrow 1,450,000 shares of our common stock to cover any judgments which may arise from the litigation. During June 2006, a judgment and an arbitration award in the total amount of approximately $4,600,000, including pre- and post-judgment interest, were entered against us.

We agreed to withhold our common stock due to certain option holders and to remit to the proper taxing authorities’ payment for income taxes due on the exercise of options. The total amount remitted to the taxing authorities was approximately $2,800,000 and the Company has received and recorded as treasury stock 525,952 shares of our common stock.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Our major financial market exposure is subject to changing interest rates. All of our borrowings under our revolving credit facilities vary based on changes in interest rates. We have total debt outstanding as of September 30, 2006 under our revolving credit facilities of approximately $6,000,000. Changes in the base rate (EIBOR or the bank’s prime rate) would have no material impact on our cash flows or earnings. For example, a 0.50% increase in the base rates would increase our annual interest expenses and negatively impact earnings and cash flows by less than $3,000.

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

Item 4.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). The F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the Liability Insurance Guarantee Association (NJPLIGA) and losses are covered up to $300,000. The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury established damages at $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On March 28, 2006, the Court entered judgment in the case on the jury’s verdict in the amount of $2,000,000 plus pre-judgment interest, but the Court stayed enforcement of that judgment pending the decision on the Company’s Motion to Mold the Verdict. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, Hill shareholders have escrowed 1,450,000 shares of the Company’s common stock to cover any potential liability in this or other specifically identified matters, in excess of amounts accrued as of September 30, 2005 of which there was none in this matter. On June 28, 2006, the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment and pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral. The Company also recorded a corresponding accrued liability in the amount of $3,350,000.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court which was denied on May 22, 2006. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims approximately $1,254,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. The Company’s common stock escrowed by former Hill shareholders, as described above, is intended to cover any award in excess of the previous accrued liability. The excess amount is $515,000, which was recorded as a liability against the escrowed shares as of July 1, 2006. In October 2006, the Company made a payment of $1,300,000 to claimant to satisfy this matter. See Notes 1 and 10 in the Consolidated Financial Statements for further information.

Litigation related to an investment made by us (the “Tickets.com litigation”) was concluded in April 2004, and resulted in a claim against the Company and R4 Holdings, LLC (“R4”) for court costs of approximately $576,000. R4 is 100% owned and controlled by Irvin E. Richter, our Chief Executive Officer. The Company and R4 appealed this ruling and on June 20, 2006 the appeal was denied. R4 and Mr. Richter made full payment of this amount in October 2006.

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

Item 1A. Risk Factors

There has been no material changes pertaining to risk factors that were provided in the Definitive Proxy Statement dated June 5, 2006.

Item 2: Unregistered Shares of Equity Securities and Use of Funds

None.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2006.

Item 5: Other Information

None.

Item 6: Exhibits

10.1	Form of Compensatory Award to Non-employee Directors

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: November 14, 2006	By:	/s/ Irvin E. Richter
Irvin E. Richter Chairman and Chief Executive Officer (Duly Authorized Officer)

Dated: November 14,  2006

By:	/s/ John Fanelli III
John Fanelli III Senior Vice President and Chief Financial Officer