Form 10-K
period 2006-12-30
Hill International, Inc.
filed 2007-03-30
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50781

HILL INTERNATIONAL, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-0953973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 810-6200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) and SECTION 12(g) OF THE ACT

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common Stock, $.0001 par value

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregated market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the Nasdaq Global Market on June 30, 2006 was approximately $32,900,000.

As of March 14, 2007 there were 22,300,258 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. to be held on June 15, 2007, are incorporated by reference into Part III of this Form 10K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Item 1A. “Risk Factors” of this Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

Item 1.	Business

General

We were incorporated in Delaware in 2004, under the name Arpeggio Acquisition Corporation (“Arpeggio”), as a specified purpose acquisition corporation. On June 28, 2006, we merged with Hill International, Inc., a Delaware corporation, and Arpeggio was the surviving entity of the merger. Hill International, Inc. was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Following the merger, we changed our name to Hill International, Inc. In this report, the terms “Company”, “we”, “us”, “our” or “Hill” mean Hill International, Inc. All historical statements relate to the business of Hill International, Inc. and its consolidated subsidiaries.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the United States, Europe, the Middle East and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies and the private sector.

We believe we are a world leader in both the project management and construction claims consulting businesses. We are a global company with over 1,400 employees operating out of over 60 offices in more than 25 countries.

In addition, we believe there are high barriers to entry for new competitors especially in the project management market. We compete for business based on reputation and past experience, including client requirements for substantial similar project and claims experience of the firm. We have developed significant long-standing relationships which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees which allows us to attract and retain superior professionals.

Reporting Segments

We operate through two segments: the Project Management Group and the Construction Claims Group. We measure performance of many of our key operating metrics as a percentage of revenue less reimbursable expenses (“RLRE”) as we believe that it is a better measure of operating performance than is total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios. The following table sets forth the amount and percentage of our RLRE from our operations in each reporting segment for each of the past three fiscal years:

	RLRE by Segment
	2004		2005		2006
(in thousands)	$	%	$	%	$	%
Project Management	$51,057	81.0%	$65,816	82.2%	$96,679	74.4%
Construction Claims	11,982	19.0%	14,292	17.8%	33,308	25.6%

Total	$63,039	100.0%	$80,108	100.0%	$129,987	100.0%

A description of the business of each segment follows:

Project Management

Our Project Management Group provides fee-based or “agency” construction management services to our clients leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, estimating and cost management, project labor agreements and management consulting.

Our clients are typically billed a negotiated multiplier of the actual direct cost of each consultant assigned to a project and we are reimbursed for all out-of-pocket expenses. We believe our fee-based consulting has significant advantages over traditional general contractors. Specifically, because we do not assume project completion risk, our fee-based model eliminates many of the risks typically associated with construction projects.

As construction managers, we have managed all phases of the construction process on behalf of project owners and developers, from pre-design through completion. Specific activities that we undertake as part of these services include: planning, scheduling, estimating, budgeting, design review, constructability analyses, value engineering, regulatory compliance, development of project procedures, procurement, project reporting, expediting, inspection, quality assurance/quality control, safety oversight, contract administration, change order processing, claims management, and on-site management of contractors, subcontractors and suppliers.

We have received 13 Project Achievement Awards from the Construction Management Association of America honoring our performance as construction manager on various projects. In its June 12, 2006, issue, Engineering News-Record ranked us as the 17th largest construction management firm and the 17th largest program management firm in the United States.

Construction Claims

Our Construction Claims Group, advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We may be retained as a claims consultant at the onset of a project, during the course of a project or upon the completion of a project. We also assist owners or contractors in adversarial situations as well as in situations where an amicable resolution is sought. Specific activities that we undertake as part of these services includes:

claims preparation, analysis and review, litigation support, strategic advisory services, cost/damages assessment, delay/disruption analysis, contract review and assessment, and expert witness testimony. Clients are typically billed based on an hourly rate for each consultant assigned to the project, and we are reimbursed for our out-of-pocket expenses.

Our claims consulting clients include participants on all sides of a construction project, including owners, contractors, subcontractors, architects, engineers, attorneys, lenders and insurance companies. We have been involved in resolving construction claims for many major construction projects worldwide, including for the Channel Tunnel connecting the United Kingdom and France and the Petronas Twin Towers in Kuala Lumpur, Malaysia.

Global Business

We operate worldwide and currently have over 60 offices in more than 25 countries. In the past three fiscal years, the percentage of our RLRE derived from overseas operations has risen considerably. The following table sets forth the amount and percentage of our RLRE by geographic region for each of the past three completed fiscal years:

	RLRE by Geographic Region
	2004		2005		2006
(in thousands)	$	%	$	%	$	%
Americas	$45,748	72.5%	$47,540	59.3%	$55,457	42.7%
Middle East	13,523	21.5%	24,708	30.8%	49,153	37.8%
Europe	3,768	6.0%	7,860	9.9%	23,107	17.8%
Asia/Pacific	—	—	—	—	2,270	1.7%

Total	$63,039	100.0%	$80,108	100.0%	$129,987	100.0%

Growth Organically and Through Acquisition

Our business has grown through organic growth and acquisitions of a number of project management and claims consulting businesses. Since 1998, we have completed nine acquisitions, including our most recent acquisition of James R. Knowles (Holdings) PLC (“Knowles”), which closed on August 31, 2006.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy.

Acquisition of Knowles

On August 31, 2006, Hill International S.A., our wholly-owned subsidiary, acquired 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC (“Knowles”) for a price of 33 pence per share (or approximately $0.62 per share at the exchange rate as of the date of the acquisition). Under applicable law, Hill International S.A. was entitled to compulsorily acquire the remaining 3.5% of the outstanding shares of Knowles at the same purchase price per share. Hill International S.A. acquired the remaining shares at such purchase price during 2006. The total consideration paid by Hill International S.A. for all the outstanding shares of Knowles was approximately $13,000,000 excluding direct acquisition costs.

Knowles is a construction claims consulting and dispute resolution company with offices worldwide, headquartered in Daresbury, United Kingdom. For its fiscal year ended July 31, 2006, Knowles recorded revenues of £29,400,000 (or approximately $58,800,000 at the exchange rate current as of March 14, 2007).

We believe the acquisition of Knowles has numerous benefits. Knowles has substantial worldwide professional resources and client relationships and 350 employees in 36 offices on five continents. We believe the acquisition of Knowles provided us with a cost-effective opportunity to enter new geographic markets, such as Canada, Australia and Southeast Asia, while strengthening our position in overlapping markets, such as the United States, the United Kingdom and the Middle East. We also believe that the acquisition of Knowles provided us with the opportunity of introducing our project management services to Knowles’ existing clients and markets.

Business

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, agencies and authorities, and the private sector. The following table sets forth our breakdown of RLRE attributable to these categories of clients for each of the past three years completed:

	RLRE by Client Type
(in thousands)	2004		2005		2006
	$	%	$	%	$	%
U.S. federal government	$14,875	23.6%	$14,359	17.9%	$14,159	10.9%
U.S. state and local governments, agencies and authorities	20,041	31.8%	22,453	28.0%	24,446	18.8%
Foreign governments	11,434	18.1%	12,935	16.2%	18,041	13.9%
Private sector	16,689	26.5%	30,361	38.0%	73,341	56.4%

Total	$63,039	100.0%	$80,108	100.0%	$129,987	100.0%

Our five largest clients accounted for 13.6%, 3.3%, 2.9%, 2.8% and 2.3% of our RLRE during fiscal year 2006.

Business Development

The process for acquiring business from each of these categories of clients is principally the same, by participating in a competitive request-for-proposal (“RFP”) process, with the primary difference among clients being that the process for public sector clients is significantly more formal and complex than for private sector clients as a result of government procurement rules and regulations that govern the public-sector process.

Although a significant factor in our business development consists of our standing in our industry, including existing relationships and reputation based on performance on completed projects, our marketing department undertakes a variety of activities in order to expand our exposure to potential new clients. These activities include media relations, advertising, promotions, market sector initiatives and maintaining our website and related web marketing. Media relations include placing articles that feature us and our personnel in trade publications and other media outlets. Our promotions include arranging speaking engagements for our personnel, participation in trade shows and other promotional activities. Market sector initiatives are initiatives designed to broaden our exposure to specific sectors of the construction industry, such as, for example, participating in or organizing industry seminars targeted to one sector of an industry.

For the year ended December 30, 2006, RLRE from U.S. federal government contracts represented approximately 10.9% of our total RLRE. Doing business with governments, including the U.S. federal government, is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including our contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in some of the jurisdictions where we operate. The inability to obtain any particular permits, licenses or governmental approvals would not have a material affect on our business. Our business of providing construction management and construction claims services are not subject to significant regulation by state, federal or foreign governments.

Contracts

The price provisions of our contracts can be grouped into three broad categories: cost-plus, time and materials, and fixed-price. The majority of our contracts are of the cost-plus type category.

Cost-plus contracts provide for reimbursement of our costs and overhead plus a predetermined fee. Under some cost-plus contracts, our fee may be based partially on quality, schedule and other performance factors.

We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be a discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and a profit. Hill accounts for these contracts on a time-and-expenses method, recognizing revenue as costs are incurred.

Of our total revenues, approximately 5.5% are from contracts which are fixed price which we account for on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred.

Backlog

A strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Project management backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is largely a reflection of the broader economic trends being experienced by our clients and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

Our total backlog was approximately $247,000,000 as of December 31, 2006. We estimate that approximately 52% of that backlog, or $129,000,000, will be recognized during our 2007 fiscal year. This estimate is based on the compilation of monthly backlog reports that the project management regularly prepares which present backlog per contract, our construction claims management’s estimate of future revenue based on known contracts and historical trends and our projection of the amount of such backlog expected to be recognized in the following 12 months. Our total backlog as of December 31, 2005 and December 31, 2004 was $281,000,000 and $256,000,000, respectively.

Backlog represents the anticipated revenue less reimbursable expenses of all executed and awarded contracts that have not been completed and will be recognized as revenues over the life of the project. Backlog is generally recognized under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and materials basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of December 30, 2006, approximately $174,000,000, or 70% of our backlog was in category 1 and approximately $73,000,000, or 30% of our backlog was in category 2. We generally do not track and therefore have not disclosed whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be reasonably firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues. As a result, no assurances can be given that the amounts included in backlog will ultimately be realized.

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2006, some of our largest project management competitors included: Jacobs Engineering Group, Inc.; URS Corp.; Turner Construction Corp.; Tishman Construction Corp.; AECOM Technology Corp.; Parsons Brinckerhoff, Inc., Bovis Lend Lease, Inc. and Heery International, Inc. Some of our largest claims consulting competitors last year included: Navigant Consulting, Inc.; Exponent, Inc.; FTI Consulting, Inc.; and High-Point Rendel, Ltd.

Insurance

We maintain insurance covering professional liability, as well as for claims involving bodily injury and property damage. We have historically enjoyed a favorable loss ratio in all lines of insurance and our management considers our present limits of liability, deductibles and reserves to be adequate. We endeavor to reduce or eliminate risk through the use of quality assurance/control, risk management, workplace safety and similar methods to eliminate or reduce the risk of losses on a project. We have experienced and expect to continue to experience increases in our insurance premiums.

Management

We are led by an experienced management team with significant experience in the construction industry. Additional information about our executive officers is set forth below. In addition to such persons, our operational team includes an additional 15 Senior Vice Presidents and 56 Vice Presidents.

Executive Officers

Name	Age	Position
Irvin E. Richter	62	Chairman of the Board of Directors and Chief Executive Officer
David L. Richter	40	President and Chief Operating Officer, Director
Hans A. Van Winkle	57	President, Project Management Group (Americas)
Raouf S. Ghali	45	President, Project Management Group (International)
Frederic Z. Samelian	59	President, Construction Claims Group
John Fanelli III	52	Senior Vice President and Chief Financial Officer
Ronald F. Emma	55	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	40	Senior Vice President and General Counsel
Catherine H. Emma	47	Senior Vice President and Chief Administrative Officer

IRVIN E. RICHTER has been Chairman of our Board of Directors since 1985 and he has been our Chief Executive Officer and a member of our Board of Directors since he founded the company in 1976. He has also been Chairman of the Board of Directors of Proton Therapy, Inc., a company involved in the development and operation of cancer treatment centers, since June 2005. In 2002, he was selected as a Fellow by the Construction Management Association of America (“CMAA”) for his contributions to the construction management industry. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden.

DAVID L. RICHTER has been our President and Chief Operating Officer since April 2004, and he has been a member of our Board of Directors since February 1998. Prior to his current position, he was President of our Project Management Group from April 2001 to March 2004. Before that, Mr. Richter was our Senior Vice President, General Counsel and Secretary from August 1999 to March 2001 and Vice President, General Counsel and Secretary from April 1995 to August 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a member of the Young Presidents’ Organization and has served on the Board of Directors of the CMAA since September 2001. He earned a B.S. in management, a B.S.E. in civil engineering and a J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter.

HANS A. VAN WINKLE has been President of our Project Management Group (Americas) since November 2006. Prior to joining Hill, Mr. Van Winkle was Director of the Construction Industry Institute, a non-profit consortium that is part of the University of Texas at Austin’s College of Engineering from August 2003 to October 2006. Before that, he spent more than 30 years in various positions with the U.S. Army Corps of Engineers, eventually rising to the rank of Major General and serving as Deputy Chief of the Corps from 2001 to 2003. Mr. Van Winkle earned his B.S. in engineering from the U.S. Military Academy at West Point, and his M.P.P. in public policy from the University of California at Berkeley. He is a registered professional engineer in Virginia, and he is a member of the National Academy of Construction.

RAOUF S. GHALI has been President of our Project Management Group (International) since January 2005. Before that, he was our Senior Vice President in charge of project management operations in Europe and the Middle East from June 2001 to December 2004. Before that, Mr. Ghali was a Vice President with us from September 1993 to May 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993. Mr. Ghali has a B.S. degree in business administration and economics and an M.S. in business organizational management from the University of LaVerne.

FREDERIC Z. SAMELIAN has been President of our Construction Claims Group since January 2005. Before that, he was a Senior Vice President with us from March 2003 until December 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from March 2002 to March 2003 and from April 2000 to February 2001, an Executive Director with Greyhawk North

America, Inc., a construction management and consulting firm, from March 2001 to February 2002, and a Director with PricewaterhouseCoopers LLP from September 1998 to March 2000, where he managed their construction claims consulting practice in Southern California. Before that, he had worked with Hill from 1983 to August 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University. He is a certified Project Management Professional.

JOHN FANELLI III has been a Senior Vice President and our Chief Financial Officer since September 2006. Before that, Mr. Fanelli was Vice President and Chief Accounting Officer of CDI Corp. from June 2005 until June 2006, and he was the Vice President and Corporate Controller of CDI Corporation (a subsidiary of CDI Corp.) from October 2003 until June 2006. CDI Corp. is a New York Stock Exchange-traded professional services and outsourcing firm based in Philadelphia with expertise in engineering, technical services and information technology. From February 2003 until October 2003, Mr. Fanelli was a financial consultant to Berwind Corporation, an investment management company based in Philadelphia which owns a diversified portfolio of manufacturing and service businesses and real estate. Before that, Mr. Fanelli was employed for 18 years by Hunt Corporation, then a New York Stock Exchange-traded manufacturer and marketer of office products. At Hunt, he served as Vice President and Chief Accounting Officer from 1995 until February 2003, and before that as Director of Budgeting, Financial Analysis and Control, from 1985 to 1995. Before that, for eight years Mr. Fanelli was employed with Coopers & Lybrand in various accounting and auditing positions. Mr. Fanelli earned his B.S. in accounting from LaSalle University, and he is a Certified Public Accountant in Pennsylvania.

RONALD F. EMMA has been Senior Vice President and Chief Accounting Officer since January 2007. Mr. Emma had been Hill’s Senior Vice President of Finance from August 1999 to January 2007. Before that, he was Hill’s Vice President of Finance since 1979. Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells. Mr. Emma has a B.S. in accounting from St. Joseph’s University and is a Certified Public Accountant in New Jersey. Mr. Emma is married to Catherine H. Emma, the Company’s Senior Vice President and Chief Administrative Officer.

WILLIAM H. DENGLER, JR. has been Senior Vice President and General Counsel since March 2007. Mr. Dengler was previously Vice President and General Counsel from January 2002 to March 2007, and Corporate Counsel from April 2001 to December 2001. Mr. Dengler also serves as corporate secretary to Hill and its subsidiaries. Prior to joining Hill, Mr. Dengler served as Assistant Counsel to former New Jersey Governors Donald DiFrancesco and Christine Todd Whitman from September 1999 to April 2001. Mr. Dengler earned his B.A. in political science from Western Maryland College and his J.D. from Rutgers University School of Law at Camden. He is licensed to practice law in New Jersey, as well as before the U.S. Court of Appeals for the Third Circuit and the U.S. Supreme Court.

CATHERINE H. EMMA has been Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from August 2005 to January 2007. Before that, she served as Hill’s Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and has held professional memberships with Tri-State Human Resources, the Society for Human Resource Management and the BNA Human Resources Personnel Policies Forum.

Employees

At March 5, 2007, we had 1,426 personnel. Of these individuals, 966 worked in our Project Management Group, 407 worked in our Construction Claims Group and 53 worked in our Corporate Group. Our personnel at March 5, 2007 included 1,298 full-time employees, 106 part-time employees and 22 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website or by responding to requests addressed to our Legal Department, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as practicable after such material is filed with or furnished to the SEC. Our website is www.hillintl.com. We post our audit committee, compensation committee, governance and nominating committee charters, corporate governance principles and code of ethics on our website. The information contained on our website, or on other websites linked to our website, is not part of this document.

Item 1A.	Risk Factors

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below are not the only ones we face. Such factors could have a significant impact on our business, operating results and financial condition. We believe the most significant of these risks and uncertainties are as follows:

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A majority of our revenues is derived from contracts with agencies and departments of federal, state and local governments, as well as foreign governments. During our 2004, 2005 and 2006 the fiscal years, approximately 74.5%, 69.2% and 54.7%, respectively, of our total revenues were derived from contracts with government entities.

Most government contracts are subject to the continuing availability of legislative appropriation. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years on government contracts, then we will not realize all of our potential revenue and profit from that contract.

Because we depend on government contracts for a significant portion of our revenue, our inability to win profitable government contracts could harm our operations and adversely affect our net income.

Revenues from U.S. federal government contracts and state and local government contracts represented approximately 8.3% and 31.5%, respectively, of our total revenues during fiscal year 2006 and revenues from foreign government contracts represented approximately 14.9% of such annual revenues. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn, may require us to make sustained post-award efforts to reduce costs in order to realize revenues under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring a clearance may be negatively impacted.

We depend on contracts that may be terminated by our clients on short notice, which may affect our ability to recognize all of our potential revenue and profit from the project.

Substantially all of our contracts are subject to termination by the client either at its convenience or upon our default. If one of our clients terminates a contract at its convenience, then we typically are able to recover only costs incurred or committed, settlement expenses and profit on work completed prior to termination, which could prevent us from recognizing all of our potential revenue and profit from that contract. If one of our clients terminates the contract due to our default, we could be liable for excess costs incurred by the client in re-procuring services from another source, as well as other costs.

Our contracts with governmental agencies are subject to audit, which could result in adjustments to reimbursable contract costs or, if we are charged with wrongdoing, possible temporary or permanent suspension from participating in government programs.

Our books and records are subject to audit by the various governmental agencies we serve and by their representatives. These audits can result in adjustments to reimbursable contract costs and allocated overhead. In addition, if as a result of an audit, we or one of our subsidiaries is charged with wrongdoing or the government agency determines that we or one of our subsidiaries is otherwise no longer eligible for federal contracts, then we or, as applicable, that subsidiary, could be temporarily suspended or, in the event of convictions or civil judgments, could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a U.S. government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which non-government contractors are not, the results of which could have a material adverse effect on our operations.

We submit change orders to our customers for work we perform beyond the scope of some of our contracts. If our customers do not approve these change orders, our net income and results of operations could be adversely impacted.

We typically submit change orders under some of our contracts for payment of work performed beyond the initial contractual requirements. The applicable customers may not approve or may contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our net income and results of operations could be adversely impacted.

Our business and operating results could be adversely affected by losses under fixed-price contracts.

We sometimes enter into fixed-price contracts that require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In our 2006 fiscal year, approximately $10.8 million of our total revenue, or approximately 5.5% of our total revenue for fiscal 2006, was derived from fixed-price contracts. Fixed-price contracts expose us to a number of risks not inherent in cost-plus contracts, including underestimation of costs, ambiguities in specifications, unforeseen costs or difficulties, delays beyond our control, failures of subcontractors to perform and economic or other changes that may occur during the contract period. Losses under fixed-price contracts could have a material adverse effect on our business.

Our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including future appropriations by the applicable contracting government agency, and is, therefore, an uncertain indicator of our future revenues and profits.

At December 31, 2006, our backlog of uncompleted projects under contract or awarded was approximately $247,000,000. We cannot assure you that the revenues attributed to uncompleted projects under contract will be realized or, if realized, will result in profits.

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receives from contracts reflected in our backlog. Included in our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. We can not provide any assurance that we will in fact be awarded the maximum amount of such contracts.

We are dependent upon our key personnel.

We are dependent upon the efforts of our executive officers, particularly Irvin E. Richter. Mr. Richter has served as our only Chief Executive Officer since our founding in 1976, and the loss of Mr. Richter’s services could have an adverse effect on our operations. We and Mr. Richter are parties to an employment agreement for a term that commenced on June 28, 2006 and which extends until June 27, 2009. We also maintain key-man life insurance coverage for Mr. Richter.

Our ability to grow and compete in our industry will be harmed if we do not retain the continued service of our key management, sales and technical personnel and identify, hire and retain additional qualified personnel.

There is intense competition for qualified management, sales and technical personnel in the industry sectors in which we compete. We may not be able to continue to attract and retain qualified personnel who are necessary for the development of our business or to replace qualified personnel. Any growth we experience is expected to place increased demands on our resources and will likely require the addition of personnel and the development of additional expertise by existing personnel. Also, some of our personnel hold security clearance levels required to obtain government projects and, if we were to lose some or all of these personnel, they may be difficult to replace. Loss of the services of, or failure to recruit, key personnel could limit our ability to complete existing projects successfully and to compete for new projects.

Our dependence on subcontractors, partners and specialists could adversely affect our business.

We rely on third-party subcontractors as well as third-party strategic partners and specialists to complete our projects. To the extent that we cannot engage such subcontractors, partners or specialists or cannot engage them on a competitive basis, our ability to complete a project in a timely fashion or at a profit may be impaired. If we are unable to engage appropriate strategic partners or specialists in some instances, we could lose the ability to win some contracts. In addition, if a subcontractor or specialist is unable to deliver our services according to the negotiated terms for any reason, including the deterioration of our financial condition or over-commitment of our resources, we may be required to purchase the services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services were needed.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

We sometimes enter into joint ventures subcontracts and other contractual arrangements with outside parties to jointly bid on and execute a particular project. The success of these joint projects depends on the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

Our services involve significant risks of professional and other liabilities that may substantially exceed the fees that we derive from our services. In addition, we sometimes contractually assume liability under indemnification agreements. We cannot predict the magnitude of potential liabilities from the operation of our business.

We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. Professional liability policies are “claims made” policies. Thus, only claims made during the term of the policy are covered. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse affect on our business.

International operations expose us to legal, political and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

During our 2004, 2005 and 2006 fiscal years, total revenues attributable to our international operations were 28.1%, 34.6% and 49.1%, respectively. We expect the percentage of revenues attributable to our international operations to continue to increase. There are risks inherent in doing business internationally, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collections cycles;

•	currency exchange rate fluctuations;

•	imposition of governmental controls;

•	political and economic instability;

•	changes in U.S. and other national government policies affecting the markets for our services;

•	changes in regulatory practices, tariffs and taxes;

•	potential non-compliance with a wide variety of non-U.S. laws and regulations; and

•	general economic and political conditions in these foreign markets.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

Changes to the laws of the foreign countries in which we operate may adversely affect our international operations.

We have contracts to perform services for projects located in a number of foreign countries, including, among others, the United Kingdom, the United Arab Emirates, Turkey, Romania, Kuwait, Qatar, Bahrain, Iraq, China and Australia. We expect to have additional similar contracts in the future. In addition, we have offices in more than 25 foreign countries. The laws and regulations in the countries in which we are working on projects or in which we have offices might change in a manner that negatively impacts our business. Such changes could have a material adverse effect on our business.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have employees working in Iraq, a high security risk country with substantial civil unrest and acts of terrorism. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances.

We have acquired and may continue to acquire businesses as strategic opportunities arise and may be unable to realize the anticipated benefits of those acquisitions.

Since 1998, we have acquired nine businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. Some of the risks that may affect our ability to realize any anticipated benefits from businesses that we acquire include:

•	unexpected losses of key personnel or clients of the acquired business;

•	difficulties arising from the increasing scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with clients.

In addition, managing the growth of our operations will require us to continually improve our operational, financial and human resources management systems and other internal systems and controls. If we are unable to manage any growth effectively or to successfully integrate any acquisitions, that could have a material adverse effect on our business.

We cannot be certain that we will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required capital needs.

We are currently party to a revolving credit agreement to assist in funding working capital needs and for potential future acquisitions. This agreement contains certain covenants with respect to minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratio and billed accounts receivable to total debt ratios as well as other financial covenants. Poor performance by us could cause us to be in default of these covenants. In addition, the current agreement may not be sufficient to meet future needs of the business if a decline in financial performance occurs and there is no guarantee that we could increase the existing agreement or obtain alternative debt or equity financing.

The market price for our common stock could be volatile and could decline, resulting in a substantial or complete loss of your investment.

The stock markets, including the Nasdaq Global Market on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	speculation in the press or investment community;

•	actions by institutional shareholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

Future sales of our common stock may depress the price of our common stock.

As of March 17, 2007, there were 22,300,258 shares of our common stock outstanding. An aggregate of an additional 14,500,000 additional shares of our common stock may be issued upon the exercise of certain warrants and 795,000 additional shares of our common stock upon the exercise of options to employees, management and directors. There are also currently 1,500,000 shares of our common stock subject to lock-up agreements expiring in June 2007 and an additional 13,783,295 shares of our common stock subject to lock-up agreements expiring in December 2007. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse defect on the market price of our common stock.

Voting control by four of our directors and one major stockholder may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Five persons who are parties to a voting agreement dated June 28, 2006 (Irvin Richter, David Richter, Brady Richter, Eric Rosenfeld and Arnaud Ajdler) own approximately 66.9% of our voting stock. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and operating offices are located at 303 Lippincott Centre, Marlton, New Jersey 08053. We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200. In addition to our executive offices, we have over 60 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

Following are our principal worldwide office locations:

Americas	Europe	Middle East
Baltimore, MD	Athens, Greece	Abu Dhabi, UAE
Bensalem, PA	Belgrade, Serbia	Baghdad, Iraq
Chandler, AZ	Bristol, UK	Cairo, Egypt
Chicago, IL	Bucharest, Romania	Doha, Qatar
Danbury, CT	Cardiff, Wales	Dubai, UAE
Las Vegas, NV	Daresbury, UK	Manama, Bahrain
Los Angeles, CA	Exeter, UK	Riyadh, Saudi Arabia
Marlton, NJ	Glasgow, Scotland	Sharq, Kuwait
Miami, FL	Istanbul, Turkey
New Orleans, LA	Leeds, UK	Asia/Pacific
New York, NY	London, UK	Hong Kong, China
Orlando, FL	Luxembourg	Kuala Lumpur, Malaysia
Philadelphia, PA	Manchester, UK	Melbourne, Australia
San Diego, CA	New Castle, UK	Seoul, Korea
San Francisco, CA	Riga, Latvia	Singapore
Trenton, NJ	Rijeka, Croatia	Sydney, Australia
Toronto, Canada	Sheffield, UK
Vancouver, Canada	Sofia, Bulgaria
Washington, DC	Tamworth, UK
Teeside, UK
Weybridge, UK
Winchester, UK

Item 3.	Legal Proceedings

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the New Jersey Professional Liability Insurance Guarantee Association (“NJPLIGA”) and losses are covered up to $300,000. The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On March 28, 2006, the Court entered judgment in the case on the jury’s verdict in the amount of $2,000,000 plus pre-judgment interest, but the Court stayed enforcement of that judgment pending the decision on the Company’s Motion to Mold the Verdict. In connection with the Arpeggio and Hill merger described in Note 2 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter, if any, will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, if necessary the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet as of December 30, 2006. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of December 30, 2006. From the shares held in escrow, shares totaling 632,075 representing $3,335,000 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court for the District of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI’s assets to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court which was denied on May 22, 2006. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of approximately $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain such shares as treasury stock. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, shares totaling 97,316 representing $515,777 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock upon satisfaction under the terms of an escrow agreement.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since June 29, 2006, our common stock, warrants and units have traded on the Nasdaq Global Market under the symbols HINT, HINTW and HINTU, respectively. From June 30, 2004 (the date of the Arpeggio public offering) to June 28, 2006, our common stock, warrants and units were traded on the Over-the-Counter Bulletin Board under the symbols APGO, APGOW and APGOU, respectively. The following table sets forth the range of high and low closing sale prices for the common stock, warrants and units for the period since the units commenced public trading on May 13, 2004 to June 28, 2006 and the range of high and low closing sale prices on the Nasdaq Global Market beginning on June 29, 2006. The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007:
First Quarter
(through March 23, 2007)	$8.10	$6.91	$3.15	$2.06	$13.84	$11.05

2006:
Fourth Quarter	$7.15	$5.68	$2.30	$1.17	$10.86	$8.00
Third Quarter	5.87	5.06	1.32	0.87	8.55	6.82
Second Quarter	6.50	5.24	1.40	1.10	9.20	7.20
First Quarter	5.88	5.35	1.18	0.83	8.40	6.97

2005:
Fourth Quarter	$5.37	$5.22	$0.84	$0.50	$7.04	$6.26
Third Quarter	5.40	5.07	0.92	0.56	7.10	6.20
Second Quarter	5.55	5.14	1.00	0.71	7.25	6.75
First Quarter	5.55	5.00	1.14	0.80	8.00	6.75

Holders

As of March 14, 2007, there were 29 holders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units. We believe there are more than 300 beneficial holders of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition of our business. The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

The following is selected financial data from Hill’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with Hill’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands except for per share data.

	December 30, 2006	December 31, 2005	January 1, 2005	December 27, 2003	December 28, 2002
Income Statement Data:
Revenue	$197,472	$112,229	$84,107	$78,731	$73,090
Reimbursable expenses	67,485	32,121	21,068	22,619	24,966

Revenue, less reimbursable expenses	129,987	80,108	63,039	56,112	48,124
Direct expenses	71,022	43,276	34,365	29,004	23,931

Gross profit	58,965	36,832	28,674	27,108	24,193

Selling, general and administrative expenses	48,672	31,861	29,231	27,428	23,681
Equity in earnings of affiliates	(1,080)	(685)	(458)	—	—

Operating profit (loss)	11,373	5,656	(99)	(320)	512
Minority interest	(53)	—	—	—	—
Interest expense, net	312	669	597	562	483

Income (loss) before provision for income tax	11,114	4,987	(696)	(882)	29
Provision (benefit) for income tax	2,534	1,845	(272)	(353)	12

Net income (loss)	$8,580	$3,142	$(424)	$(529)	$17

Basic net income (loss) per share	$0.50	$0.27	$(0.04)	$(0.05)	$0.00

Basic weighted average shares outstanding	17,240	11,644	11,586	11,586	11,586

Diluted net income (loss) per share	$0.46	$0.23	$(0.04)	$(0.05)	$0.00

Diluted weighted average shares outstanding	18,489	13,894	11,586	11,586	11,586

Selected Balance Sheet Data:
Cash and cash equivalents	$11,219	$2,716	$802	$1,360	$51
Accounts receivable, net	61,159	27,623	21,584	19,715	17,494
Current assets	83,344	33,351	24,886	21,905	18,144
Total assets	118,993	40,723	33,331	26,811	22,641
Current liabilities	50,835	31,707	19,616	14,445	15,244
Total debt	10,669	10,374	10,810	11,256	5,139
Stockholders equity	46,036	6,159	2,041	2,459	2,819

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Item 1A. “Risk Factors” of this Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

We were incorporated in Delaware in 2004, under the name Arpeggio Acquisition Corporation (“Arpeggio”), as a specified purpose acquisition corporation. On June 28, 2006, we merged with Hill International, Inc., a Delaware corporation, and Arpeggio was the surviving entity of the merger. Hill International, Inc. was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Following the merger, we changed our name to Hill International, Inc. In this report, the terms “Company”, “we”, or “Hill” mean Hill International, Inc. All historical statements relate to the business of Hill International, Inc. and its consolidated subsidiaries.

We provide fee-based services to clients worldwide, but primarily in the United States, Europe, the Middle East and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies and the private sector. Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group.

Our Project Management Group provides fee-based or “agency” construction management services to our clients leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our Construction Claims Group, advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We believe we are a world leader in both the project management and construction claims consulting businesses. We are a global company with over 1,400 employees operating out of over 60 offices in more than 25 countries.

We derive our revenues from fees for professional services. As a service company we are labor intensive rather than capital intensive. Our revenue is driven by our ability to attract and retain qualified and productive employees, identify business opportunities, secure new and renew existing client contracts, provide outstanding services to our clients and execute projects successfully. Our income from operations is derived from our ability to generate revenue and collect cash under our contracts in excess of direct labor and other direct costs of executing the projects, subcontractors and other reimbursable costs and selling, general and administrative costs.

We believe there are high barriers to entry for new competitors, particularly in the project management sector. We compete for business based on reputation and past experience, including client requirements for substantial similar project and claims experience of the firm. We have developed significant long-standing relationships which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees, which allows us to attract and retain superior professionals.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included herein. Not all of these significant accounting policies require our management to make difficult, subjective or complex judgments or estimates. However we consider the following policies to be critical within the SEC definition:

Revenue Recognition

We generate revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. In providing these services, we may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties as well as travel and other job related expenses that are contractually reimbursable for clients. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” we have assessed the indicators provided in EITF 99-19 and determined that we will include reimbursable expenses in computing and reporting our total contract revenues as long as we remain responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

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

The majority of our contracts are for work where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be a discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is a build up of staffing costs plus a profit. We account for these contracts on a time-and-expenses method, recognizing revenue as costs are incurred.

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

Goodwill and Other Intangible Assets

Goodwill arising from acquisitions is not amortized but is instead tested for impairment at the reporting unit level at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Generally, we perform an impairment assessment during our third fiscal quarter. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Hill, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges. At December 30, 2006, total goodwill amounted to $16,072,000.

We amortize other intangible assets over their estimated useful lives and review the long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable and at least annually. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At the end of our 2006 and 2005 fiscal years, the allowance for doubtful accounts was $3,373,000 and $845,000, respectively.

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The deferred tax assets were evaluated under the guidelines of SFAS No. 109, Accounting for Income Taxes, and a

determination of the basis of objective factors was made that the net assets will be realized through future years’ table income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

Year Ended December 30, 2006 Compared to

Year Ended December 31, 2005

Results of Operations

For the years ended December 30, 2006 and December 31, 2005, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The year ended December 30, 2006 began on January 1, 2006, and included 52 weeks and the year ended December 31, 2005 began on January 2, 2005, and included 52 weeks.

Revenue

(in thousands)	2005		2006		Change
	$	%	$	%	$	%
Project Management	$96,993	86.4%	$160,223	81.1%	$63,230	65.2%
Construction Claims	15,236	13.6%	37,249	18.9%	22,013	144.5%

Total	$112,229	100.0%	$197,472	100.0%	$85,243	76.0%

The increase in project management revenue consists of a $38,548,000 increase in foreign project management revenue and a $24,682,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $28,394,000 increase generated in the Middle East and a $10,154,000 increase generated in Europe due to expanded business development efforts which resulted in new projects. The increase in domestic project management revenue was primarily due to a $21,619,000 increase in the New York City office where several projects began during 2005 and continued throughout 2006. Of this increase, $19,414,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. Revenue of $1,686,000 for the Las Vegas office also contributed to the increase in domestic project management revenue. The Las Vegas office was opened in January 2006.

The increase in construction claims revenue is due to a $22,834,000 increase in foreign construction claims revenue partially offset by an $821,000 decrease in domestic construction claims revenue. The increase in foreign construction claims revenue primarily consists of $16,862,000 generated by the acquisition of Knowles in August 2006 and a $4,564,000 increase in London (excluding Knowles) of which $2,232,000 is attributable to work generated by internal business development efforts and $2,332,000 attributable to new work generated by the acquisition of Pickavance in January 2006. The increase in foreign construction claims revenue also includes $1,408,000 increase in the Middle East due to continued growth. The decrease in domestic claims revenue of $821,000 is principally attributable to decreased work in the Washington D.C. office where two large claims assignments ended in 2005 and were not replaced with new work.

Reimbursable Expenses

(in thousands)	2005		2006		Change
	$	%	$	%	$	%
Project Management	$31,177	97.1%	$63,545	94.2%	$32,368	103.8%
Construction Claims	944	2.9%	3,940	5.8%	2,996	317.4%

Total	$32,121	100.0%	$67,485	100.0%	$35,364	110.1%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was partially due to a $19,414,000 increase in reimbursable subcontractors’ fees in the New York City office as described above. In addition, reimbursable expense increased by $7,678,000 in Europe and $6,403,000 in Middle East projects due to continued increases in new work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2006 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is primarily due to Knowles in the amount of $2,401,000.

Revenue, Less Reimbursable Expenses (“RLRE”)

(in thousands)	2005		2006		Change
	$	%	$	%	$	%
Project Management	$65,816	82.2%	$96,678	74.3%	$30,862	46.9%
Construction Claims	14,292	17.8%	33,309	25.7%	19,017	133.1%

Total	$80,108	100.0%	$129,987	100.0%	$49,879	62.3%

Due to the $85,243,000 increase in total revenue and the $35,364,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $49,879,000 or 62.3% to $129,987,000 for 2006 as compared to $80,108,000 for 2005. Project management revenue increased 65.2% while project management RLRE grew 46.9% principally due to greater use of subcontractors on the New York City projects. Construction claims revenue grew by 144.5 % while construction claims RLRE grew by 133.1% due primarily to the acquisition of Knowles which had $14,462,000 in RLRE. The lower rate of increase of RLRE as compared to revenue was due to the increase use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2006.

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

Direct Expenses

(in thousands)	2005			2006			Change
	$	%	% of RLRE	$	%	% of RLRE	$	%
Project Management	$37,022	85.5%	56.3%	$56,198	79.1%	58.1%	$19,176	51.8%
Construction Claims	6,254	14.5%	43.8%	14,824	20.9%	44.5%	8,570	137.0%

Total	$43,276	100.0%	54.0%	$71,022	100.0%	54.6%	$27,746	64.1%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase of $19,176,000 is principally due to an increase in direct labor of $19,086,000 required to produce the increase in RLRE of $30,862,000.

The construction claims direct expense increase of $8,570,000 is primarily due to Knowles direct expenses of $6,792,000 and an increase in direct labor of $1,725,000 required to produce the increase in RLRE of $4,554,000, excluding Knowles.

Gross Profit

(in thousands)	2005			2006			Change
	$	%	% of RLRE	$	%	% of RLRE	$	%
Project Management	$28,794	78.2%	43.7%	$40,480	68.7%	41.9%	$11,686	40.6%
Construction Claims	8,038	21.8%	56.2%	18,485	31.3%	55.5%	10,447	130.0%

Total	$36,832	100.0%	46.0%	$58,965	100.0%	45.4%	$22,133	60.1%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increased included $7,669,000 from Knowles. The decline in gross profit as a percentage of RLRE is due to the higher percentage of the RLRE from overseas project management work where billing rates are typically lower and costs are higher.

Selling, General and Administrative (“SG&A”) Expenses

(in thousands)	2005		2006		Change
	$	% of RLRE	$	% of RLRE	$	%
Selling, general and administrative expenses	$31,861	39.8%	$48,672	37.4%	$16,811	52.8%

While SG&A increased by $16,811,000, or 52.8%, in 2006 as compared to 2005, these expenses decreased from 39.8% to 37.4% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher RLRE growth versus growth in overhead spending.

The increase in selling, general and administrative expenses of $16,811,000 is attributable to the following:

•

A net increase in unapplied and indirect labor expense of $5,188,000 due to increases in staff required to produce and support the increase in revenue. Unapplied and indirect labor expenses in 2005 included $1,229,000 of non-cash stock based compensation expense as a result of the adoption of SFAS No. 123 (R).

•	An increase of $1,117,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews principally associated with becoming a public company.

•	An increase of $474,000 in rent expense due to expansion in the Middle East and Europe in support of revenue and staff growth.

•	An increase of $318,000 in depreciation expense of computer equipment and furniture due to increased staff and office space required in the Middle East and Europe.

•	An increase of $220,000 in administrative travel expense related to corporate executive, finance and business development travel in support of the growing overseas operations.

•	An increase of $222,000 in bad debt expense attributable to increased revenue.

•	An increase of $205,000 in telephone expense due to the increase in staffing and work volume overseas.

•	An increase in business development expense of $492,000 due to continued efforts in promoting new work including $216,000 in increased advertising expense.

•	An increase of $118,000 in computer maintenance and support as a result of continued growth in staff.

•	An increase of $80,000 for corporate business registrations due to the expanded overseas operations.

•	An increase in directors fees of $294,000 as a result of becoming a publicly held company with an expanded board of directors.

•	An increase in recruiting expense of $172,000 due to growth in staff hiring needs.

•	An increase in other office related expenses including postage, stationary, and printing and office maintenance of $495,000 due to overseas expansion.

•	An increase of $6,405,000 due to the selling, general and administrative expenses of Knowles, excluding amortization of intangibles which is discussed below.

•	An increase of $274,000 in property and casualty insurance due to increase volume.

•	An increase of $339,000 in amortization expense due primarily to amortization of intangibles in the amount of $306,000 on the Knowles acquisition and $37,000 on the Pickavance acquisition.

•	A net increase of $398,000 in other selling, general and administrative expenses due to a variety of factors.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $306,000, from $685,000 in 2005 to $991,000 in 2006. Other earnings from joint ventures totaled $89,000 in 2006.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

We also entered into an agreement with The Pike Company (“Pike”) in January 2005 to form a joint venture in order to provide project management services to the U.S. General Services Administration. The joint venture agreement provides that each party will be reimbursed for all of its costs and that a project management fund shall pay other costs. Any profits from the joint venture are to be split 60% to Pike and 40% to us. In 2006, we received distributions from the joint venture of approximately $89,000 and have included the distribution as Equity in earnings of affiliates on our Consolidated Statement of Operations. We received no distributions in 2005.

Operating Profit

Operating profit increased $5,717,000 from a profit of $5,656,000 in 2005 to a profit of $11,373,000 in 2006 principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses. Included in this increase was $960,000 in operating profit for Knowles.

Interest Expense, net

Net interest expense decreased $357,000 to $312,000 in 2006 as compared with $669,000 in 2005, principally due to the payoff of a credit line of $9,750,000 at June 30, 2006 after the merger of Arpeggio and Hill.

Tax Expense

For 2006, we recognized a tax expense of $2,534,000 compared to a tax expense of $1,845,000 for 2005, principally relating to higher taxable income in 2006.

The effective tax rates for the fiscal years of 2006 and 2005 were 23% and 37%, respectively. The effective tax rate in 2006 is lower because a greater portion of our profit in 2006 came from foreign operations which are taxed at lower rates.

Net Income

We reported net income of $8,580,000, or $0.46 per diluted share, for 2006 as compared to a net income of $3,142,000, or $0.23 per diluted share, in 2005. The diluted income per share for 2006 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved due to an increase in RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Year Ended December 31, 2005 Compared to

Year Ended January 1, 2005

Results of Operations

For the years ended December 31, 2005 and January 1, 2005, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The year ended December 31, 2005 began on January 2, 2005, and included 52 weeks and the year ended January 1, 2005 began on December 28, 2003, and included 53 weeks.

Revenue

(in thousands)	2004		2005		Change
	$	%	$	%	$	%
Project Management	$70,260	83.5%	$96,993	86.4%	$26,733	38.0%
Construction Claims	13,847	16.5%	15,236	13.6%	1,389	10.0%

Total	$84,107	100.0%	$112,229	100.0%	$28,122	33.4%

The increase in revenue is primarily attributable to a $15,207,000 increase in domestic project management revenue and an $11,526,000 increase in foreign project management revenue. The domestic increase was due to a $16,487,000 increase in the New York City office where several new projects began in late 2004 and early 2005. The foreign increase was principally due to an $11,869,000 increase in Middle East revenue where we continued to obtain new work.

The increase in claims revenue is due to a $3,696,000 increase in foreign claims revenue partially offset by a $2,307,000 decrease in domestic claims revenue. The foreign increase consists of a $2,170,000 increase in the London office where a new management team was put in place at the end of 2004 and an increase of $1,526,000 in the Middle East. Domestically the decrease in revenue is principally due to a decrease of $3,884,000 in the Washington D.C. office due to the winding down of two claims assignments, which was partially offset by an increase of $1,536,000 in the San Francisco office where a new salesperson was put in place at the beginning of 2005.

Reimbursable Expenses

(in thousands)	2004		2005		Change
	$	%	$	%	$	%
Project Management	$19,203	91.1%	$31,177	97.1%	$11,974	62.4%
Construction Claims	1,865	8.9%	944	2.9%	(921)	(49.4)%

Total	$21,068	100.0%	$32,121	100.0%	$11,053	52.5%

The increase in project management reimbursable expenses in 2005 was primarily due to a $15,260,000 increase in reimbursable subcontractors’ costs in the New York City office where several new projects started in late 2004 and early 2005, partially offset by reductions in other project management reimbursable expenses of $3,286,000. We use subcontractors for a variety of reasons, including to provide at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. The use and the extent of the use of subcontractors varies from project to project, however, we do not expect to use subcontractors on the majority of our contracts.

The decrease in construction claims reimbursable expenses is due to an unusually large amount of reimbursable expenses in 2004 in connection with two large government assignments which required a significant number of outside consultants and substantial expenditures to an outside firm in order to manage and control documents.

Revenue, Less Reimbursable Expenses (“RLRE”)

(in thousands)	2004		2005		Change
	$	%	$	%	$	%
Project Management	$51,057	81.0%	$65,816	82.2%	$14,759	28.9%
Construction Claims	11,982	19.0%	14,292	17.8%	2,310	19.3%

Total	$63,039	100.0%	$80,108	100.0%	$17,069	27.1%

Due to the $28,122,000 increase in total revenue and the $11,053,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $17,069,000 or 27.1% to $80,108,000 for the year ended December 31, 2005 as compared to $63,039,000 for the year ended January 1, 2005. While project management revenue increased 38.0% from 2004 to 2005, project management revenue less reimbursable expenses grew only 28.9% principally due to the increased in project management reimbursable expenses related to the New York City office projects described above. Construction claims revenue grew by 10.0% from 2004 to 2005 while construction claims revenue less reimbursable expenses grew by 19.3% due to the reduction in construction claims reimbursable expenses described above.

We measure performance of many of our key operating metrics as a percentage of revenue less reimbursable expenses (“RLRE”) as we believe that it is a better measure of operating performance than is total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

Direct Expenses

(in thousands)	2004			2005			Change
	$	%	% of RLRE	$	%	% of RLRE	$	%
Project Management	$29,423	85.6%	57.6%	$37,022	85.5%	56.3%	$7,599	25.8%
Construction Claims	4,942	14.4%	41.2%	6,254	14.5%	43.8%	1,312	26.5%

Total	$34,365	100.0%	54.5%	$43,276	100.0%	54.0%	$8,911	25.9%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management increase of $7,599,000 is due to the increase in revenue of $26,733,000.

The claims increase of $1,312,000 is due to the claims revenue increase of $1,389,000. This increase in claims direct expenses is 2.6% higher as a percentage of RLRE because the increase in claims revenue was from foreign offices where the billing rates are lower and thus direct labor is higher than on domestic claims assignments.

Gross Profit

(in thousands)	2004			2005			Change
	$	%	% of RLRE	$	%	% of RLRE	$	%
Project Management	$21,634	75.4%	42.4%	$28,794	78.2%	43.7%	$7,160	33.1%
Construction Claims	7,040	24.6%	58.8%	8,038	21.8%	56.2%	998	14.2%

Total	$28,674	100.0%	45.5%	$36,832	100.0%	46.0%	$8,158	28.5%

The gross margin increases are a result of the increases in RLRE for both project management and construction claims. The increase in gross profit as percentage of RLRE is due to more efficient overseas operations.

Selling, General and Administrative (“SG&A”) Expenses

(in thousands)	2004		2005		Change
	$	% of RLRE	$	% of RLRE	$	%
Selling, general and administrative expenses	$29,231	46.4%	$31,861	39.8%	$2,630	9.0%

While selling, general and administrative expenses increased by $2,630,000 or 9.0% from 2004 to 2005, these expenses decreased from 46.4% to 39.8% as a percentage of RLRE. The decline of SG&A as a percentage of RLRE is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher operating growth versus growth in overhead.

The increase in SG&A expenses is primarily attributable to the following:

•

An increase in unapplied and indirect labor expense of $3,077,000 due to increases of $1,848,000 for staff required to produce and support the increase in revenue and a $1,229,000 non-cash increase to recognize compensation expense in 2005 as a result of the adoption of SFAS No. 123(R).

•	An increase of $691,000 in administrative travel related to corporate executive, finance and business development travel expenses in support of the growing overseas operations.

•	An increase of $80,000 in outside accounting fees due to increased auditing, tax and employment consulting requirements for expanded overseas offices and projects.

•

A decrease of $789,000 in legal fees due primarily to a decrease of $1,340,000 in expenses related to the Tickets.com litigation partially offset by increases of $284,000 in the Wartsila case and $267,000 in other litigation-related expenses.

•	A decrease of $478,000 in bad debt expense partially due to improved project billing controls implemented by London and Middle East management.

•	An increase of $49,000 in other selling, general and administrative expenses due to a variety of factors.

Equity in Earnings of Affiliate

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), which was formed in April 2004 for the purpose of providing various architect-engineering and construction management services in connection with the Iraq Reconstruction Program, increased $227,000, from $458,000 in 2004 to $685,000 in 2005. SBH was formed in February 2004 and operations did not fully commence until the fourth quarter of 2004.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating profit increased $5,755,000 from a loss of $99,000 in 2004 to a profit of $5,656,000 in 2005 principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses.

Interest Expense, net

Net interest expense increased $72,000 to $669,000 in 2005 as compared with $597,000 in 2004, principally due to increases in LIBOR during 2005 and an increase in the interest rate spread on our credit line from 2.15% over LIBOR to 3.25% over LIBOR in August 2005 as a result of a negotiation with our lender.

Tax Expense (Benefit)

For 2005, we recognized a tax expense of $1,845,000 as compared to a tax benefit of $272,000 for 2004, principally relating to higher operating profit in 2005 and the recording of the Tickets.com loss and litigation expenses in 2004.

The effective tax rates for the fiscal years of 2005 and 2004 were 37% and 39%, respectively. The effective rate in 2005 is lower because a greater portion of our profit in 2005 came from foreign operations which are taxed at lower rates.

Net Income (Loss)

We reported net income of $3,142,000, or $0.23 per diluted share, for 2005 as compared to a loss of $424,000, or $0.04 loss per diluted share, in 2004. Overall profitability improved due to an increase in RLRE with a slight improvement in gross profit as a percentage of RLRE, relatively constant overall selling, general and administrative expenses and a decline in our effective tax rate, as described above.

Liquidity and Capital Resources

Historically, we have funded our business activities with cash flow from operations and borrowings under credit facilities.

Arpeggio and Hill Merger

On June 28, 2006, Arpeggio Acquisition Corporation (“Arpeggio”) consummated a merger with Hill International, Inc., a Delaware corporation (“Hill”), in which Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the “Merger Agreement”), among

Arpeggio, Hill and certain stockholders of Hill. Pursuant to the Merger Agreement, Hill’s stockholders and other persons who exercised options to purchase common stock of Hill prior to the closing of the merger, in exchange for all of the securities of Hill outstanding immediately prior to the merger, received from Arpeggio 14,500,000 shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) of the shares of Arpeggio common stock issued at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement.

The Merger Agreement also provides for Hill’s then stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets.

Fiscal Year	Earnings Before Interest and Taxes	Contingent Shares
2006	$9,900,000	2,300,000
2007	$13,500,000	2,300,000
2008	$18,400,000	1,000,000
2009	$24,900,000	1,000,000

The Company met its earnout target for fiscal year 2006 and therefore 2,300,000 shares of the Company’s common stock will be issued during the second quarter of 2007 to the former stockholders of old Hill.

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. After payments totaling approximately $3,300,000 for professional fees and other costs related to the merger, the net proceeds amounted to approximately $34,100,000. In connection with the merger, we incurred approximately $105,000 of acquisition costs as of December 31, 2005, which was recorded within deferred acquisition costs in the accompanying consolidated balance sheet. The total direct and incremental costs of approximately $3,400,000, incurred by us in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

Credit Facilities

On December 18, 2006, we entered into a loan and security agreement with LaSalle Bank N.A. (“LaSalle”), which provides for up to $25,000,000 to be made available to us on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $10,000,000. The Credit Facility is secured by all of our assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility is for a term extending until January 1, 2010. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At December 30, 2006 the applicable margins were 25 basis points above LaSalle’s prime rate and 225 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. We paid a fee to LaSalle that is customary for facilities of this type.

We currently have two additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 5,000,000 AED (approximately $1,400,000) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates InterBank Offer Rate (“EIBOR”), which at December 30, 2006 was 5.5%, plus 2.0%. At December 30, 2006, there were no outstanding borrowings under this facility.

•

A credit facility with a European Bank for 1,000,000 Euros (approximately $1,317,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at December 30, 2006 was 7.0%, plus 2.5%. At December 30, 2006, we had borrowings of approximately $171,000 under this facility.

Knowles Acquisition

On August 31, 2006, Hill International S.A., our wholly-owned subsidiary, acquired approximately 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC (“Knowles”), a construction claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom, for a price of 33 pence (or approximately $0.62 at the exchange rate then in effect) per share in cash. Hill International S.A. compulsorily acquired the remaining 3.5% of the outstanding shares of Knowles at the same purchase price per share during 2006. The total consideration paid by Hill International S.A. for all the outstanding shares of Knowles was approximately $13,000,000 excluding direct acquisition costs.

Pickavance Acquisition

On January 23, 2006, Hill International (UK) Ltd. a wholly owned subsidiary of the Company, purchased all of the outstanding common stock of The Pickavance Group Ltd. (“Pickavance”) from the existing shareholders of Pickavance. The results of Pickavance’s operations from January 23, 2006 are included in our consolidated statements of operations.

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments (undiscounted). Future payments as follows (converted into U.S. dollars using an exchange rate of approximately $1.78/£1, the exchange rate on the date of the acquisition):

(in thousands)	Amount in British Pounds	U.S. Dollar Equivalent
Date payable
February 1, 2008	£315	$561
February 1, 2009	315	561

	£630	$1,122

We paid £70,000 on January 1, 2007, £154,000 on February 1, 2007 and an initial payment of £153,000 on February 1, 2006.

Withholding Taxes

In connection with the exercise of options to purchase our common stock immediately prior to the merger with Arpeggio, we agreed to pay the taxes immediately due from the option holders and withheld shares of our stock equal to the stockholders’ income tax liability. We paid the Internal Revenue Service approximately $2,800,000 for taxes due on exercise of the options. A total of 525,952 shares of our stock were withheld and are now held by us as treasury shares.

Payment of Judgments and Arbitration Awards

Twelve percent (12%) of the 14,500,000 shares of Arpeggio common stock issued at the time of the merger to former Hill stockholders (a total of 1,740,000 shares) were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement. Adverse judgments were rendered against Hill in the Wartsila and Sims matters. While the former Hill stockholders will remit to us common stock equal to the final judgment amounts less prior reserves, we will be required to pay the judgments in cash. We have received a judgment and an arbitration award against us in the total amount of approximately $4,600,000, including pre- and post-judgment interest. While the judgment is being appealed, we are required to provide a letter of credit for the full amount of the judgment. In July 2006, we provided cash collateral of $3,350,000 for the letter of credit. We previously had accrued $772,000 related to the Sims matter and accrued an additional $3,900,000 for the Wartsila and Sims matters at September 30, 2006. In October 2006, we made a payment of approximately $1,300,000 to claimant to satisfy the Sims matter.

Change in Tax Method

Prior to the merger with Arpeggio, Hill had prepared its federal and state tax returns on a cash basis. As a result of the merger and the change in ownership, we will be required to prepare our tax returns on an accrual basis. The change in tax method is not expected to have a significant impact on our tax liability.

Additional Capital Requirements

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into a credit agreement that allows for borrowings up to $25,000,000. However we may be required to seek additional capital.

We currently have warrants outstanding to purchase 13,600,000 shares of our common stock at an exercise price of $5.00 per share and warrants to purchase 300,000 units for a price of $9.90 per unit. Each unit consists of one share of our common stock and two warrants to purchase shares of our common stock at $6.25 each. All of the warrants expire on June 23, 2008. If all the outstanding warrants were to be exercised we would receive net cash proceeds of approximately $74,720,000, less expenses and any amounts paid to a solicitation agent. We cannot provide any assurance that we will find other sources of financing, or that any of the outstanding warrants will be exercised.

Cash Flow Activity during the Year ended December 30, 2006

For the year ended December 30, 2006 our cash increased by $8,503,000 to $11,219,000 at December 30, 2006. Cash provided by operations was $1,183,000, cash used in investing activities was $21,850,000 and cash provided by financing activities was $28,654,000. We also experienced an increase in cash of $516,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the year ended December 30, 2006 was $3,557,000. Cash provided by operations is attributable to net income of $8,580,000 for the year adjusted by the following non-cash items included in net income and the following working capital changes:

•	depreciation and amortization of $1,995,000;

•	bad debt expense of $886,000;

•	reported equity in earnings of affiliates of $1,080,000;

•	a deferred tax benefit of $5,000;

•	stock based compensation expense of $59,000;

•	tax benefit from stock plan of $957,000 and

•	stock issued to Board of Directors of $155,000.

Working capital changes which increased cash provided from operations included the following:

•	a decrease in retainage receivable of $134,000 primarily due to the timing of the New York City office projects;

•	increases in accounts payable and accrued expenses of $8,588,000, principally relating to the acquisition of Knowles and increases in operating expenses due to our growth;

•	an increase in income taxes payable of $667,000 due to higher operating profit;

•	an increase in deferred revenue of $5,701,000 principally from advanced payments received on new projects in Europe;

•	an increase in minority interests of $46,000 relating to the Knowles acquisition; and an increase in other liabilities of $977,000 principally relating to the Knowles acquisition.

Working capital changes which decreased cash provided from operations included the following:

•

an increase in accounts receivable of $21,241,000 due to consummation of the Knowles acquisition and increased revenue particularly in the Middle East; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•	an increase in accounts receivable-related party of $80,000 due to the timing of collections from SBH;

•

increases in prepaid expenses and other current assets of $700,000 principally due to increases in prepaid rent of approximately $725,000 due to the expansion of overseas offices to meet revenue increases principally due to the Knowles acquisition, and miscellaneous decreases of $25,000, net;

•	an increase in other assets of $65,000 principally due to the Knowles acquisition; and

•	decreases in other current liabilities, primarily advances from clients of $1,669,000, principally relating to the timing of contracts; and

•	a decrease in retainage payable of $348,000 due to the timing of payments on the New York City projects which use a substantial number of subcontractors.

Investing Activities

Net cash used in investing activities was $21,850,000. We spent $1,874,000 to purchase computers, office equipment, furniture and fixtures and used $16,626,000, net of cash acquired, on the Knowles acquisition. We used $3,350,000 as collateral for a letter of credit in connection with a legal judgment against the Company.

Financing Activities

Net cash provided by financing activities was $26,280,000. We received $687,000 as distribution from affiliates and $12,483,000 as advances from our new senior credit facility. We also received $1,008,000 as repayment of advances from our principal stockholder, Irvin E. Richter, in April 2006. We received net cash proceeds from the Arpeggio and Hill merger of $31,573,000 as described above. Due to bank increased $428,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

We made repayments on our old senior credit facility of $12,869,000. We also made payments on capital leases of $269,000 and other bank borrowings of $6,578,000. We also advanced Mr. Richter $183,000 which was repaid in April 2006 as noted above.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax provision that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

FASB Interpretation No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for our fiscal year ending December 30, 2006. Adoption of SAB No. 108 had no impact on our financial condition or results of operations.

Certain Transactions

From time to time, we had made cash advances to Irvin E. Richter, our Chief Executive Officer. These advances were non-interest bearing and had no set repayment terms. In April 2006, all such amounts had been repaid by Mr. Richter.

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

As a condition of the merger of Hill and Arpeggio, certain stockholders of Hill common stock agreed to indemnify us and the Arpeggio stockholders from claims under certain litigation. The stockholders placed in escrow 12% of shares received by Hill shareholders or 1,740,000 shares of our common stock to cover any judgments to secure indemnity rights of pre-merger Arpeggio shareholders. During June 2006, a judgment and an arbitration award in the total amount of approximately $4,600,000, including pre- and post-judgment interest, were entered against us.

We agreed to withhold our common stock due to certain option holders and to remit to the proper taxing authorities’ payment for income taxes due on the exercise of options. The total amount remitted to the taxing authorities was approximately $2,800,000 and the Company has received and recorded as treasury stock 529,742 shares of our common stock.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. The schedule below represents our backlog as of December 31, 2006. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue less reimbursable expenses (“RLRE”). Project management backlog is evaluated by management, on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is largely a reflection of the broader economic trends being experienced by our clients and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At December 31, 2006, our backlog was approximately $247,000,000 compared to approximately $281,000,000 at December 31, 2005. We estimate that approximately $129,000,000, or 52%, of the backlog at December 31, 2006 will be recognized during our 2007 fiscal year.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of December 31, 2006, approximately $174,000,000, or 70%, of our backlog was in category (1) and approximately $73,000,000 or 30%, of our backlog was in category (2). We generally do not track and therefore have not disclosed whether the public sector contracts included in its backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
(in thousands)	$	%	$	%
As of December 30, 2006:
Project Management	$211,000	85.4%	$103,000	79.8%
Construction Claims	36,000	14.6%	26,000	20.2%

Total	$247,000	100.0%	$129,000	100.0%

As of September 30, 2006:
Project Management	$256,000	89.5%	$102,000	81.6%
Construction Claims	30,000	10.5%	23,000	18.4%

Total	$286,000	100.0%	$125,000	100.0%

As of December 31, 2005:
Project Management	$269,000	95.7%	$85,000	89.8%
Construction Claims	12,000	4.3%	10,000	10.2%

Total	$281,000	100.0%	$95,000	100.0%

The net reduction in backlog from September 30, 2006 to December 31, 2006 of $39,000,000 is composed of net new work obtained of approximately $52,000,000 less work performed of approximately $43,000,000 and adjustments to backlog of $48,000,000 due to lower estimates of work to be performed under existing long-term contracts and terminations of contracts. We are often awarded contracts which provide for a maximum amount of work to be performed over an extended number of years. At the end of each quarter, we review the actual work performed and we will adjust the backlog based on the historical work performed and our best estimate of future work to be performed under the awarded contract. The negative adjustments in the fourth quarter of 2006 related principally to awards by the U.S. government and its agencies that were adjusted downward by approximately $35,000,000, awards in the Middle East that were adjusted downward by approximately $9,000,000 and awards by the City of New York that were adjusted downwards by $4,000,000.

Contractual Obligations

(in thousands)	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years
Notes payable	$10,275	$854	$9,421	$—	$—
Capital lease obligations	456	260	140	56	—
Operating lease obligations (1)	23,063	5,579	9,065	6,078	2,341

Off-balance sheet arrangements:
Performance and advance payment bonds (2)	12,029	5,212	3,800	3,017	—
Bid bonds (3)	6,053	4,065	1,051	937	—
Letter of credit (4)	3,350	3,350	—	—	—

Total	$55,226	$19,320	$23,477	$10,088	$2,341

(1)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flow from operations.
(2)	Represents guarantee of service performance bonds issued through international banks required under certain international contracts.
(3)	Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate the financial strength of the Company. These bonds are usually outstanding for short periods.
(4)	Represents letter of credit issued through a domestic bank in connection with securing a judgment against the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuation relates to its operations in foreign countries conducted through subsidiaries operating primarily in Europe, the United Kingdom and the Middle East. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations.

All of our borrowings under our revolving credit facilities vary based on changes in interest rates. We had total debt outstanding as of December 30, 2006 under our revolving credit facilities of approximately $8,570,000. Changes in the base rate (LIBOR, EIBOR or the bank’s prime rate) would have an impact on our cash flows and earnings for the fiscal year ended December 30, 2006. For example, a 0.25% increase in the base rates would increase our monthly interest expenses and negatively impact earnings and cash flows by approximately $1,785.

Item 8.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$11,219	$2,716
Cash-restricted	6,548	1,040
Accounts receivable, less allowance for doubtful accounts of $3,373 and $845	61,159	27,623
Accounts receivable-affiliate	691	611
Prepaid expenses and other current assets	3,575	1,361
Deferred tax asset	152	—

Total current assets	83,344	33,351

Property and equipment—net	5,515	2,842
Cash-restricted	3,738	2,169
Retainage receivable, less allowance for doubtful accounts of $30 and $89	830	964
Intangibles, net	8,076	148
Goodwill	16,072	—
Deferred—income taxes	—	451
Investment in affiliate	786	393
Other assets	632	405

Total assets	$118,993	$40,723

Liabilities and Stockholders’ Equity
Due to bank	$618	$190
Current maturities of notes payable	854	10,156
Current maturities of capital lease obligations	226	186
Accounts payable and accrued expenses	38,721	13,757
Deferred tax liabilities	—	2,136
Income taxes payable	3,189	1,923
Other current liabilities	7,227	3,359

Total current liabilities	50,835	31,707

Notes payable, net of current maturities	9,421	—
Capital lease obligations, net of current maturities	168	32
Retainage payable	529	877
Deferred income taxes	1,197	—
Minority interest	286	—
Deferred revenue	5,701	—
Other liabilities	4,820	1,948

Total liabilities	72,957	34,564

Commitments and contingencies (Notes 14, 21 and 22)
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 22,300,258 shares issued and 22,300,148 shares outstanding at December 30, 2006; 30,000,000 shares authorized, 15,624,000 shares issued and 11,760,000 shares outstanding at December 31, 2005	2	1
Additional paid-in capital	38,058	2,009
Retained earnings	14,162	5,582
Accumulated other comprehensive income (loss)	491	(25)

	52,713	7,567
Less treasury stock of 529,742 and 3,864,000 shares at cost at December 30, 2006 and December 31, 2005	(2,812)	(583)
Stock held in escrow of 729,391 shares at December 30, 2006	(3,865)	—
Due from stockholder	—	(825)

Total stockholders’ equity	46,036	6,159

Total liabilities and stockholders’ equity	$118,993	$40,723

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Years 2006, 2005 and 2004

(in thousands, except per share data)

	2006	2005	2004
Revenue	$197,472	$112,229	$84,107
Reimbursable expenses	67,485	32,121	21,068

Revenue, less reimbursable expenses	129,987	80,108	63,039
Direct expenses	71,022	43,276	34,365

Gross profit	58,965	36,832	28,674

Selling, general and administrative expenses	48,672	31,861	29,231
Equity in earnings of affiliates	(1,080)	(685)	(458)

Operating profit (loss)	11,373	5,656	(99)
Minority interest	(53)	—	—
Interest expense, net	312	669	597

Income (loss) before provision for income taxes	11,114	4,987	(696)
Provision for (benefit from) income taxes	2,534	1,845	(272)

Net income (loss)	$8,580	$3,142	$(424)

Basic net income (loss) per share	$0.50	$0.27	$(0.04)

Basic weighted average shares outstanding	17,240	11,644	11,586

Diluted net income (loss) per share	$0.46	$0.23	$(0.04)

Diluted weighted average shares outstanding	18,489	13,894	11,586

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Years 2006, 2005 and 2004

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Shares Held in Escrow		Due from Stockholder	Total Shareholders’ Equity
	Shares Issued	Amount				Shares	Amount	Shares	Amount
Balance—December 27, 2003	15,450	$1	$781	$2,864	$75	3,864	$(583)	—	$—	$(679)	$2,459
Net loss	—	—	—	(424)	—	—	—	—	—	—	(424)
Advances to stockholder	—	—	—	—	—	—	—	—	—	(61)	(61)
Other comprehensive income	—	—	—	—	68	—	—	—	—	—	68

Balance—January 1, 2005	15,450	1	781	2,440	143	3,864	(583)	—	—	(740)	2,042
Net income	—	—	—	3,142	—	—	—	—	—	—	3,142
Advances to stockholder	—	—	—	—	—	—	—	—	—	(85)	(85)
Stock-based compensation	—	—	1,229	—	—	—	—	—	—	—	1,229
Exercise of common stock options	174	—	(1)	—	—	—	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(168)	—	—	—	—	—	(168)

Balance—December 31, 2005	15,624	1	2,009	5,582	(25)	3,864	(583)	—	—	(825)	6,159
Net income	—	—	—	8,580	—	—	—	—	—	—	8,580
Retirement of treasury shares	(3,864)		(583)			(3,864)	583	—	—	—	—
Advances to stockholders	—	—	—	—	—	—	—	—	—	(183)	(183)
Repayment of advances to stockholders										1,008	1,008
Exercise of employee stock options	2,740	—	1,401	—	—	—	—	—	—	—	1,401
Shares held in escrow	—	—	—	—	—	—	—	729	(3,865)	—	(3,865)
Purchase of shares for employees income tax withholding	—	—	—	—	—	526	(2,788)	—	—	—	(2,788)
Issuance of common stock in connection with reverse acquisition of Arpeggio, net of acquisition cost	8,300	1	34,060	—	—	—	—	—	—	—	34,061
Shares converted on vote against merger	—	—	—	—	—	4	(24)				(24)
Stock based compensation expense	—	—	59	—	—	—	—	—	—	—	59
Stock issued to Board of Directors	30	—	155	—	—	—	—	—	—	—	155
Tax benefit from stock plan	—	—	957	—	—	—	—	—	—	—	957
Other comprehensive income	—	—	—	—	516	—	—	—	—	—	516

Balance—December 30, 2006	22,830	$2	$38,058	$14,162	$491	530	$(2,812)	729	$(3,865)	$—	$46,036

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years 2006, 2005, 2004

(In thousands)

	2006	2005	2004
Net income (loss)	$8,580	$3,142	$(424)
Foreign currency translation adjustment	516	(168)	68

Comprehensive income (loss)	$9,096	$2,974	$(356)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Fiscal Years 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$8,580	$3,142	$(424)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	1,505	713	693
Amortization	490	151	151
Provision for bad debts	886	605	1,082
Equity in earnings of affiliate	(1,080)	(685)	(458)
Deferred tax benefit	(5)	(51)	(489)
Stock-based compensation	59	1,229	—
Tax benefit from stock plan	957	—	—
Stock issued to Board of Directors	155	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,241)	(6,644)	(3,506)
Accounts receivable-related party	(80)	24	(635)
Other receivables	—	223	94
Prepaid expenses and other current assets	(700)	281	(1,128)
Retainage receivable	134	(199)	(210)
Other assets	(65)	(224)	154
Accounts payable and accrued expenses	8,588	2,557	3,027
Income taxes payable	667	1,692	231
Deferred revenue	5,701	(75)	(93)
Other current liabilities	(1,669)	(396)	183
Minority interest	46	—	—
Retainage payable	(348)	704	—
Other liabilities	977	23	190

Net cash flows provided by (used in) operating activities:	3,557	3,070	(1,138)

Cash flows used in investing activities:
Purchases of acquisitions, net of cash acquired	(16,626)	—	—
Restricted cash	(3,350)	—	—
Payments for purchase of property and equipment	(1,874)	(970)	(636)

Net cash flows used in investing activities	(21,850)	(970)	(636)

Cash flows from (used in) financing activities:
Contributions in affiliate	—	—	(160)
Distributions from affiliate	687	911	—
Due to bank	428	(408)	598
Proceeds from notes payable	12,483	—	891
Payments on notes payable	(12,869)	(4)	(271)
Net (payments) proceeds on revolving loan borrowings	(6,578)	(93)	613
Advances to stockholder	(183)	(85)	(61)
Repayments from stockholders	1,008	—	—
Proceeds from issuance of common stock in merger, net of acquisition cost	31,573	—	—
Payments on capital lease obligations	(269)	(339)	(442)

Net cash flows provided by (used in) financing activities	26,280	(18)	1,168

Effect of exchange rate changes on cash	516	(168)	48

Net increase (decrease) in cash and cash equivalents	8,503	1,914	(558)
Cash and cash equivalents—beginning of year	2,716	802	1,360

Cash and cash equivalents—end of year	$11,219	$2,716	$802

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Company

Hill International, Inc. (“Hill” or “the Company”) is a publicly owned construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On June 28, 2006 the Hill business merged with and into Arpeggio Acquisition Corp., a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Revenue from international services was approximately 49%, 35%, and 28% of total revenue for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Note 2—Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements included in this Report on Form 10-K should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report on Form 10-K.

Arpeggio Acquisition Corporation

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware on April 2, 2004 as a blank check company, the objective of which was to acquire an operating business in the United States or Canada. The Company’s initial stockholders purchased 1,500,000 common shares, $.0001 par value, for $25,000 on April 2, 2004.

On June 30, 2004, Arpeggio consummated an Initial Public Offering (“Offering”) and raised net proceeds of $36,772,000. Arpeggio sold 6,800,000 units (“Units”) in the Offering, which included 800,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”) as described in Note 15. An amount of $36,666,000 (which included accrued interest of $6,000) as of December 31, 2005, was being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of Arpeggio. The remaining net proceeds (not held in trust) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Merger and Accounting Treatment

On June 28, 2006, Arpeggio consummated a merger with Hill International, Inc., a Delaware corporation (“old Hill”), in which old Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the “Merger Agreement”), among Arpeggio, old Hill and certain stockholders of old Hill. Pursuant to the Merger Agreement, old Hill stockholders party to the Merger Agreement and other persons who exercised options to purchase common stock of old Hill prior to the closing of the merger, in exchange for all of the securities of old Hill outstanding immediately prior to the merger, received from Arpeggio 14,500,000 shares of Arpeggio’s common stock. Immediately following the merger, the stockholders of old Hill owned approximately 63.6% of the total issued and outstanding Arpeggio common stock. Twelve percent (12%) or 1,740,000 of the 14,500,000 shares of Arpeggio common stock being issued to the old Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. One Arpeggio shareholder, owning 3,900 shares of Arpeggio common stock, voted against the merger and requested to receive the pro rata share of cash in the Trust Fund. The combined company remitted to that shareholder approximately $24,000 in exchange for his shares.

The Company agreed to withhold its common stock due to certain old Hill option holders and to remit to the proper taxing authorities payment for income taxes due on the exercise of options. The total amount remitted to the taxing authorities was approximately $2,800,000 and the Company has received and recorded as treasury stock 529,742 shares of its common stock.

The Merger Agreement also provides for old Hill’s then stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets as follows:

Fiscal year	Earnings before interest and taxes	Contingent shares
2006	$9,900,000	2,300,000
2007	$13,500,000	2,300,000
2008	$18,400,000	1,000,000
2009	$24,900,000	1,000,000

The Company has met the earnings target for the fiscal year ended December 30, 2006 and therefore 2,300,000 shares of the Company’s common stock will be issued during the second quarter of 2007 to the former stockholders of old Hill.

In connection with the approval of the above described transaction, the Arpeggio stockholders adopted, among other matters, the following:

•	An amendment to the Certificate of Incorporation of Arpeggio to change the name of Arpeggio from Arpeggio Acquisition Corporation to Hill International, Inc.;

•	An amendment to the Certificate of Incorporation of Arpeggio to increase the number of authorized shares of Arpeggio common stock from 30,000,000 to 75,000,000; and

•	The 2006 Employee Stock Option Plan, which reserves 1,140,000 shares of common stock for issuance in accordance with the plan’s terms.

Upon the Closing, Arpeggio changed its name to “Hill International, Inc.” and is hereinafter referred to as the “Company.”

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. After payments totaling approximately $3,400,000 for professional fees and other costs related to the merger, the net proceeds amounted to approximately $34,100,000. In connection with the merger, the Company incurred approximately $105,000 of acquisition costs as of December 31, 2005, which was recorded within “other assets” in the accompanying Consolidated Balance Sheet. The total direct and incremental costs of approximately $3,400,000 incurred by the Company in connection with the merger were reflected as a reduction to additional paid-in capital as of the effective date of the merger.

The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States for accounting and financial reporting purposes. Under this method of accounting, Arpeggio was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of old Hill issuing stock for the net monetary assets of Arpeggio, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of old Hill and related recapitalization.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates

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

(d)	Accounting Periods

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to December 31. The fiscal years 2006, 2005 and 2004 ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively and were 52, 52 and 53 week years, respectively.

(e)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(f)	Fair Value of Financial Instruments

The fair value of financial instruments, which primarily consists of cash and cash equivalents, net receivables and accounts payable, approximates carrying value due to the short-term nature of the instruments. The carrying value of long-term debt approximates its fair value as the interest rate is variable.

(g)	Restricted Cash and Advance Payments from Clients

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are reversed and recognized as revenue. Restricted cash primarily represents advance payments from clients required to be maintained in foreign accounts to serve as collateral for bonds or guarantees on several projects. The cash will remain restricted until the respective project has been completed, which typically is greater than one year. At December 30, 2006 and December 31, 2005 advance payments from clients of $2,646,000 and $3,317,000, respectively, were included in other current liabilities on the Consolidated Balance Sheets. $5,701,000 of advanced payments from clients were included in deferred revenue at December 30, 2006. The Company has posted a letter of credit securing the judgment in the Wartsila matter plus pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” under current assets on the Company’s Consolidated Balance Sheet as of December 30, 2006.

(h)	Concentration of Credit Risk and Cash Balance

The Company provides professional services, under contractual arrangements, to domestic and foreign governmental units, institutions and the private sector. The Company performs ongoing credit evaluations of its clients and does not require collateral beyond customary retainers.

(j)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets as follows:

	Method	Estimated Useful Life
Furniture and equipment	Straight-line	10 years
Leasehold improvements	Straight-line	Shorter of estimated useful life or lease term
Computer equipment and software	Straight-line	3 to 5 years
Automobiles	Straight-line	5 years

(j)	Intangibles

Intangible assets are stated at cost less amortization. Intangibles assets are amortized over their estimated lives which range from three to ten years. The Company evaluates the recoverability of its intangible assets when events or changes in circumstances suggest that the carrying value of assets may not be recoverable.

(k)	Goodwill

Goodwill is the excess of purchase price paid over identified intangible and tangible net assets of acquired companies. The Company performs an annual test for impairment of goodwill in the third quarter of each fiscal year or earlier if indicators of impairment exist.

(l)	Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company specifically analyzes trade receivables, including retainage receivable, historical bad debts, client credits, client concentrations, client credit worthiness, current economic trends and changes in client payment terms. If the financial condition of clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

(m)	Retainage Receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in the construction management contracts and will be due upon completion of specific tasks or the completion of the contract. The current portion of retainage receivable is included in accounts receivable in the Consolidated Balance Sheets. The long-term portion of retainage receivable is included in retainage receivable in the Consolidated Balance Sheets.

(n)	Investment in Affiliate

The Company owns 33.33% of an affiliate, Stanley Baker Hill, LLC (“SBH”), which is accounted for using the equity method. SBH was formed on April 8, 2004 for the purpose of providing various architect-engineer and construction management services in connection with the Iraq Reconstruction Program.

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require no investment and provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.

(o)	Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 30, 2006 and December 31, 2005 was $633,000 and $574,000, respectively, and is included in other liabilities on the Consolidated Balance Sheets. The current portion of deferred rent at December 30, 2006 and December 31, 2005 was $49,000 and $19,000, respectively, and included in other current liabilities on the Consolidated Balance Sheets.

(p)	Revenue Recognition

The Company generates revenue primarily from construction management consulting services. Revenue is generally recognized upon the performance of services. In providing these services, the Company may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable for clients. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred,” the Company has assessed the indicators provided in EITF 99-19 and determined that it will include its direct labor costs and reimbursable expenses in computing and reporting its total contract revenues as long as the Company remains responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

The Company earns its revenues from time-and-materials, cost-plus and fixed-price contracts. If estimated total costs on any contract indicate a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

Time-and-Materials Contracts

Under its time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that the Company spends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs in connection with its performance under the contract. Its profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that the Company directly charges or allocates to contracts compared with negotiated billing rates. Revenues on these contracts are recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. Its time-and-materials contracts also generally include annual billing rate adjustment provisions.

Cost-Plus Contracts

The Company has two major types of cost-plus contracts:

Cost-Plus Fixed Fee

Under cost-plus fixed fee contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenues based on the actual labor costs, based on hours of labor effort, plus non-labor costs the Company incurs, plus the portion of the fixed fee the Company has earned to date. The Company invoices for its services as revenues are recognized or in accordance with agreed-upon billing schedules. Aggregate revenues from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by its client, the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to the additional costs (see “Change Orders and Claims”).

Cost-Plus Fixed Rate

Under its cost-plus fixed rate contracts, the Company charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. The Company recognizes revenues based on the actual total number of labor hours and other costs the Company expends at the cost plus the fixed rate the Company negotiated. Similar to cost-plus fixed fee contracts, aggregate revenues from cost-plus fixed rate contracts may vary and the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenues relating to any additional costs that exceed the original contract estimate (see “Change Orders and Claims”).

Labor costs and subcontractor services are the principal components of its direct costs on cost-plus contracts, although some include materials and other direct costs. Some of these contracts include a provision that the total actual costs plus the fee will not exceed a guaranteed price negotiated with the client. Others include rate ceilings that limit the reimbursement for general and administrative costs, overhead costs and materials handling costs. The accounting for these contracts appropriately reflects such guaranteed price or rate ceilings.

Firm Fixed-Price (“FFP”) Contracts

The Company’s FFP contracts have historically accounted for most of its fixed-price contracts. Under FFP contracts, the Company’s clients pay it an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenues on FFP contracts using the percentage-of-completion method (recognizing revenue as costs are incurred). Profit margins the Company recognizes in all periods prior to completion of the project on any FFP contract depend on the accuracy of the Company’s estimates of approximate revenue and expenses and will increase to the extent that its current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if the Company’s current estimated costs exceed prior estimates, its profit margins will decrease and the Company may realize a loss on a project. In order to increase aggregate revenue on the contract, the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs.

Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses without client agreement before the work is performed. Costs related to change orders and claims are recognized when they are incurred. Change orders and claims are included in total estimated contract revenue when it is probable that the change order or claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

The Company has contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all of its federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of its federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Federal government contracts which are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits the Company’s overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards (“CAS”) and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not experienced significant disallowed costs as a result of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

(q)	Income Taxes

The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period; it must include an expense within the tax provision in the Consolidated Statements of Operations. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized in future years. If the Company determines in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be adjusted.

(r)	Share-Based Compensation

On January 2, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the “Modified Prospective Application Method” which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS No. 123(R). As a result of adopting SFAS No. 123(R), the Company’s compensation expense was approximately $1,229,000 ($935,000 net of taxes) for the fiscal year ended December 31, 2005. Included in directors’ fees in 2006 was approximately $59,000 ($45,000 net of taxes) relating to the issuance of options. The compensation cost in 2005 and director’s fees in 2006 are recognized in selling, general and administrative expenses in the Consolidated Statements of Operations.

Prior to January 2, 2005, the Company used the intrinsic value method to account for stock-based employee compensation under the recognition and measurement principles of APB No. 25, and related interpretations. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known. The Company’s option plans stipulate that the exercise price of the options be the equivalent to the fair market value of the Company on the date the option is granted except for options granted to a more than 10% stockholder which are granted at 110% of fair market value. The fair market value was determined by the Company’s Board of Directors, and accordingly, no compensation expense was recognized. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, which were similar in most respects to SFAS No. 123(R), with the exception of option forfeitures, which the Company had accounted for as they occurred.

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

On December 5, 2005, the Company elected to accelerate the vesting of all outstanding and unvested options. The Board’s decision to accelerate the vesting of these options was in response to the Merger Agreement entered into on that date. The Board wanted to allow the Company’s employees to exercise their options prior to the merger being consummated. There was no incremental compensation cost to record as a result of the modification since the fair value of the modified award was not in excess of the fair value of the original award immediately before the terms were modified. The modification also did not affect the number of awards expected to vest. The Company recorded compensation cost on the date of the modification equal to the remaining fair value of all option awards that was expected to vest over the original vesting period. The incremental compensation cost recorded for the year ended December 31, 2005 resulting from the modification was $1,087,000 which was included in selling, general and administrative expenses in the Consolidated Statement of Operations.

The following table presents the pro forma effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation in the year ended January 1, 2005. The Company’s stock-based employee compensation plans, together with the assumptions used to determine fair values, are described in Note 13, “Stock Options.”

Year Ended January 1, 2005
Net loss as reported	$(424)
Deduct: Stock-based employee compensation expense determined under fair value-based-method, net of tax	(59)
Add: Stock-based employee compensation expense included in reported net loss	—

Pro forma net loss	$(483)

Loss per share:
As reported—basic and diluted	$(.04)
Pro forma—basic and diluted	$(.04)

(s)	Earnings per Share

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

Dilutive stock options increased average common shares outstanding by approximately 1,249,000 and 2,250,000 shares for the years ended December 30, 2006 and December 31, 2005, respectively.

Options to purchase 25,000 shares and 1,563,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 because they were anti-dilutive.

Warrants to purchase 13,600,000 shares of the Company’s common stock and warrants to purchase 300,000 units consisting of one share of the Company’s common stock and two warrants to purchase shares of the Company’s common stock were not included in the calculation of common shares outstanding for the year ended December 30, 2006 because they were anti-dilutive.

(t)	Due to Bank

Under the Company’s cash-management system certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented. The amounts of these credit balances were approximately $618,000 and $190,000 at December 30, 2006 and December 31, 2005, respectively.

(u)	Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, are approximately $450,000, $193,000 and $160,000, respectively.

(v)	Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity until the entity is sold or substantially liquidated.

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are generally included in net income.

(w)	Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the consolidated financial statements the impact of a tax provision that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes the adoption of FIN 48 will not have a material impact on the consolidated financial statements.

FASB Interpretation No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how the effects of prior year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for the Company’s fiscal year ending December 30, 2006. Adoption of SAB No. 108 had no impact on the Company’s financial condition or results of operations.

Note 3—Acquisitions

James R. Knowles (Holdings) PLC

On August 31, 2006, Hill International S.A., a wholly-owned subsidiary of the Company, acquired approximately 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC (“Knowles”), a construction claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom, for a price of 33 pence (or approximately $0.62 at the exchange rate current as of the date of the acquisition) per share in cash. Under applicable law, Hill International S.A. was entitled to compulsorily acquire the remaining 3.5% of the outstanding shares of Knowles. Hill International S.A. acquired those shares during 2006. The consideration to be paid by Hill International S.A. for all of the outstanding shares of Knowles was approximately $13,000,000, excluding direct acquisition costs.

The following table sets forth the determination of the consideration paid for Knowles at the date of acquisition:

( in thousands)
Cash	$13,017
Other direct acquisition costs	1,134

Total purchase price	$14,151

The transaction was accounted for as a purchase and, accordingly, the preliminary purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. A detailed valuation using the guidance as set forth in SFAS No. 141, “Business Combinations”, was performed to determine the fair value of the intangible assets and goodwill acquired in the acquisition. The purchase price allocation is, therefore, preliminary and may be adjusted for up to one year after the acquisition.

The following table sets forth the preliminary allocation of the purchase price:

(in thousands)
Total purchase price	$14,151

Less assets acquired:
Cash	(2,892)
Accounts receivable	(11,236)
Other current assets	(1,791)
Long—term assets	(3,578)

Total assets acquired	(19,497)

Plus liabilities assumed
Bank overdraft	4,291
Accounts payable	3,917
Accrued expenses	8,327
Accrued compensation	2,866
Loans payable	996
Accrued income taxes	598
Other current liabilities	1,824
Capitalized lease obligations	480
Other long-term liabilities	2,260

Liabilities assumed	25,559

Cost in excess of net assets acquired	20,213
Associated deferred taxes	2,307

Total cost in excess of net tangible assets acquired	$22,520

Included in accrued expenses are exit costs and involuntary termination costs related to the Company’s acquisition of Knowles. The Solicitors business of Knowles, consisting of Knowles Lawyers Limited (KLL) and Sydney Lawyers, was identified during the pre-acquisition evaluation as a business that would be divested. The remaining staff at KLL was made redundant and the Company incurred involuntary employee termination benefits aggregating approximately £76,000 (approximately $148,000 at conversion rate on March 20, 2007). The KLL business had an operating loss of £645,000 (approximately $1,255,000 at conversion rate on March 20, 2007, including the $148,000 of involuntary employee termination benefits described above), during the period of September 1, 2006 through December 31, 2006. The operating losses have been accounted for as additional acquisition costs during the fourth quarter of 2006 in accordance with EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination”. An agreement was reached in December 2006 to acquire the remaining 25% of the minority interest of Knowles Law Ltd. for an agreed amount of £80,000. As a result of this transaction total goodwill of £134, 000 (approximately $261,000 at conversion rate on March 20, 2007) was written off and recorded as additional purchase price. The Company also accrued £149,000 (approximately $290,000 at conversion rate on March 20, 2007) for involuntary termination costs of one other employee.

The Company has allocated the cost in excess of purchase prices as follows:

(in thousands)
Total costs in excess of net tangible assets acquired	$22,520
Customer list and relationships	(7,500)
Trade name	(500)

Goodwill	$14,520

The operating results for Knowles are included in the accompanying Consolidated Statements of Operations from the date of the acquisition.

The following unaudited pro forma information assumes the Knowles acquisition had occurred on January 2, 2005. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Knowles acquisition occurred on January 2, 2005, nor is it necessarily indicative of the Company’s future results:

(in thousands)	December 30, 2006	December 31, 2005
Total revenues	$233,843	$168,898

Net (loss) income	$(1,448)	$3,313

(Loss) earnings per share, basic	$(0.08)	$0.29
(Loss) earnings per share, diluted	$(0.08)	$0.24

The pro forma net income (loss) reflects the following items:

i.	adjustments to depreciation and interest expense arising from the recording of a liability for conditional asset retirement costs associated with the future expiration of certain real estate operating leases in which Knowles is the lessee, in accordance with Financial Accounting Standards Board Interpretation No. 47, “Conditional Asset Retirement Obligations”.

ii.	the related income tax effects of the above items based upon a pro forma effective income tax rate.

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

The present value of the anticipated payments was calculated by discounting back to the acquisition date the future payments using an 8% imputed interest cost (the Company’s approximate average borrowing cost at the acquisition date). The discounted price was then converted into U.S. dollars using an exchange rate of approximately $1.78/£1, the exchange rate on the date of the acquisition.

The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments as follows:

Date Paid / Payable	Amount in British Pounds	Discounted Value	U.S. Dollar Equivalent
February 1, 2006	£153	£153	$273
January 1, 2007	70	65	116
February 1, 2007	154	142	253
February 1, 2008	315	269	479
February 1, 2009	315	248	442

Total	£1,007	£877	$1,563

The Company paid £70,000 on January 1, 2007, £154,000 on February 1, 2007 and the initial payment of £153,000 on February 1, 2006.

The net assets acquired and liabilities assumed were as follows in U.S. dollars:

(in thousands)
Cash	$165
Accounts receivable, net	772
Prepaid expenses	71
Property, plant and equipment, net	160

Total tangible assets	1,168

Accounts payable	555
Other liabilities	34

Total liabilities assumed	589

Net assets acquired	$579

Purchase price	$1,563
Net assets acquired	579

Costs in excess of net assets acquired	984
Associated deferred taxes	112

Total cost in excess of net tangible assets acquired	$1,096

The Company internally identified and quantified specifically identifiable intangible assets and, based on the internal valuation, the Company has allocated the cost in excess of purchase prices as follows:

(in thousands)
Total costs in excess of net tangible assets acquired	$1,096
Customer list and relationships	(418)

Goodwill	$678

Note 4—Receivables

(in thousands)	December 30, 2006	December 31, 2005
Billed	$50,076	$25,630
Retainage, current portion	3,754	663
Unbilled	10,702	2,175

	64,532	28,468
Less allowance for doubtful accounts	(3,373)	(845)

	$61,159	$27,623

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $2,625,000 and $2,670,000 of amounts due from various branches of the U.S. government and $6,675,000 and $3,918,000 of receivables from foreign governments at December 30, 2006 and December 31, 2005, respectively.

Note 5—Property and Equipment

(in thousands)	December 30, 2006	December 31, 2005
Furniture and equipment	$3,090	$1,790
Leasehold improvements	696	241
Computer equipment and software	5,410	2,918
Automobiles	116	—

	9,312	4,949
Less accumulated depreciation	(3,797)	(2,107)

Property and equipment, net	$5,515	$2,842

Depreciation expense of $1,505,000, $713,000 and $693,000 was recorded for the fiscal years ended 2006, 2005 and 2004, respectively. Depreciation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Assets recorded under capital leases include furniture and equipment, computer equipment and computer software totaling $567,000 and $817,000 as of December 30, 2006 and December 31, 2005, respectively. Related accumulated depreciation was approximately $186,000 and $324,000 as of December 30, 2006 and December 31, 2005, respectively.

Note 6—Intangible Assets

The following table summarizes the Company’s cost in excess of net assets acquired as of December 30, 2006 and December 31, 2005:

	December 30, 2006		December 31, 2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired contract rights	$2,139	$2,139	$2,139	$1,991
Customer relationships acquired in acquisitions	7,918	286	—	—
Trade names acquired in acquisitions	500	56	—	—

Total	$10,557	$2,481	$2,139	$1,991

Intangible assets less amortization, net	$8,076		$148

Amortization expense related to intangible assets totaled $490,000, $151,000 and $151,000 for the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005 respectively. Estimated amortization expense for the fiscal year ending December 31, 2007 is $ 1,246,000. Estimated amortization expense based on our present intangible assets for the next five fiscal years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2007	$958
2008	$958
2009	$902
2010	$792
2011	$792

Note 7—Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

The additions to goodwill in 2006 relate to the acquisitions of Pickavance and Knowles (see Note 3). The following table summarizes the changes in the Company’s carrying value of goodwill during 2006 and 2005:

Segment	Balance at January 1, 2005	Additions	Balance at December 31, 2005	Additions	Translation Adjustments	Balance at December 30, 2006
Construction Claims	$—	—	—	15,198	874	$16,072

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

(in thousands)	December 30, 2006	December 31, 2005
Accounts payable	$14,769	$8,657
Accrued payroll	9,295	2,165
Accrued subcontractor fees	3,132	41
Accrued legal and professional cost	4,726	1,588
Other accrued expenses	6,799	1,306

	$38,721	$13,757

Note 9—Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of December 30, 2006 and December 31, 2005:

(in thousands)	December 30, 2006	December 31, 2005
Current (included in the consolidated balance sheet in “Other current liabilities”)	$2,646	$3,317
Non-current	5,701	—

Total	$8,347	$3,317

Note 10—Notes Payable

	December 30, 2006	December 31, 2005
	(in thousands)
Revolving credit loan payable to LaSalle Bank N.A. (“LaSalle”) up to $25,000,000, with interest rates at December 30, 2006 of 0.25% plus LaSalle’s prime rate of 8.25% (or 8.50%) and 2.25% plus LIBOR of 5.35% (or 7.60%). The weighted average interest rate for all borrowings at December 30, 2006 was 8.08%. (For more information see below.)	$8,398	$—
Revolving credit loan payable to Merrill Lynch up to $9,750,000, with interest rates at December 31, 2005 of 3.25% plus the one-month LIBOR of 4.38% at December 31, 2005, collateralized by certain assets of the Company and guaranteed by the principal stockholder. The loan was repaid in full in June 2006.	—	9,637
Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,269,000), with interest rates at December 30, 2006 and December 31, 2005 of 2.5% plus the Egnatia Bank prime base rate of 7.0% and 5.5%, as of December 30, 2006 and December 31, 2005, respectively, collateralized by certain assets of the Company. The maturity date of July 15, 2006 was extended to March 16, 2007 in July 2006.	171	157
Revolving credit loan payable to National Bank of Abu Dhabi up to 5,000,000 AED ($1,400,000), with interest rates of 2% plus the 3 month Emirate Interbank Borrowing Rate (EIBOR) rate (5.5% and 4.6% at December 30, 2006 and December 31, 2005, respectively), collateralized by certain assets of the Company. The maturity date is October 28, 2007.	—	362
Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% including foreign currency adjustment of approximately $156,000	1,421	—
Various other notes payable with interest rates ranging from 7.01% to 7.8% as of December 30, 2006, expiring through March 2008 collateralized by the related financed equipment.	285	—

	10,275	10,156
Less current maturities	854	10,156

Notes payable, net of current maturities	$9,421	$—

On December 18, 2006, the Company and LaSalle entered into a loan and security agreement, which provides for up to $25,000,000 to be made available to the Company on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $10,000,000. The Credit Facility is secured by all of the assets of the Company, including, without limitation, its accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries of the Company: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility is for a term extending until January 1, 2010. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s’ prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above LaSalle’s prime rate or 150 to 262.50 basis points above LIBOR. At December 31, 2006 the applicable margins were 25 basis points above LaSalle’s prime rate and 225 basis points above LIBOR. The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. The Company paid a fee to LaSalle that is customary for facilities of this type.

Note 11—Noncash Investing and Financing Activities

On March 24, 2006, options to purchase 482,767 shares of Hill International’s pre-merger common stock with an exercise price of $0.37 per share and options to purchase 48,277 shares of Hill International’s pre-merger common stock with an exercise price of $0.53 per share were exercised on a cashless basis when the fair market value was $5.47 resulting in Hill International (pre-merger) issuing 493,465 shares of its common stock.

On June 28, 2006 options to purchase 2,838,669 shares of Hill International’s pre-merger common stock with exercise prices ranging from $0.37 to $3.08 were exercised on a cashless basis resulting in the issuance of 2,246,852 shares of Hill International (pre-merger) common stock. The March 24, 2006 and June 28, 2006 exercises resulted in 3,369,713 options exercised, 629,396 shares surrendered and 2,740,317 shares issued. The Company agreed to withhold its common stock due to certain option holders, including the Company’s President and Chief Operating Officer and Senior Vice President and Chief Accounting Officer, and to remit to the proper taxing authorities payment for income taxes due on the exercise of options. The total amount due to the taxing authorities’ was approximately $2,800,000. The Company withheld common stock from its option holders for payment of withholding taxes payable on exercise of options, which it has recorded as treasury stock 525,952 shares of its common stock. The Company also entered into an agreement whereby the option holders and other Company shareholders agreed to escrow 1,450,000 shares to indemnify the Company against identified litigation claims in excess of amounts recorded at September 30, 2005 and other indemnifications. As of December 30, 2006 the Company had specifically identified judgments and awards totaling $3,865,000 and accordingly, approximately 729,000 shares in escrow have been reserved for these claims.

The $3,865,000 is included in shares held in escrow in the contra equity section of which $3,350,000 that has not yet been paid is included in accounts payable and accrued expenses of the Consolidated Balance Sheets.

On August 16, 2006, the Company issued 30,000 shares to its non-employee directors as partial compensation for services as directors on the Company’s Board through the next annual stockholders meeting of the Company. The Company recorded an expense of $155,000 as directors’ compensation in selling, general and administrative expenses in the Consolidated Statement of Operations.

(in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Supplemental disclosures:
Interest paid	$738	$702	$597

Income taxes paid	$620	$253	$78

Below are the assets acquired and liabilities assumed in the Pickavance acquisition:

Tangible assets acquired	$1,168
Intangible assets acquired	1,109
Associated deferred taxes	(125)
Notes payable at acquisition	(1,563)

Liabilities assumed	$589

The Company acquired Pickavance through a note payable to Pickavance shareholders.

Note 12—Equity in Earnings of Affiliates

Stanley Baker Hill, LLC

Equity in earnings of affiliates reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). Stanley Baker Hill, LLC is a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc., and Hill.

SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Summary information of SBH follows:

(in thousands)	December 30, 2006	December 31, 2005
Current assets	$5,794	$3,650
Current liabilities	3,445	2,467

Working capital	2,349	1,183
Property and equipment, net	18	5

Members’ equity	$2,367	$1,188

(in thousands)	December 30, 2006	December 31, 2005
Sales	$18,770	$13,221

Net income	$2,972	$2,055

Summary information of the Company’s ownership interest is as follows:

Equity in earnings of affiliate	$991	$685

Undistributed earnings included in consolidated retained earnings	$786	$393

Distributions from affiliate	$598	$911

At December 30, 2006 and December 31, 2005, the Company reported receivables totaling $691,000 and $611,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the years ended December 30, 2006 and December 31, 2005 was $3,704,000 and $3,100,000, respectively.

The Pike/Hill Joint Venture

The Company and The Pike Company (“Pike”) entered in an agreement in January 2005 to form a joint venture in order to provide project management services to the U.S General Services Administration. The joint venture agreement provides that each party will be reimbursed for all of its costs and that a project management fund shall pay other costs. Any profits from the joint venture are to be split 60% to Pike and 40% to the Company. In 2006, the Company received distributions from the joint venture of approximately $89,000 and has included the distribution as Equity in Earnings of Affiliates on its Consolidated Statement of Operations. The Company received no distributions in 2005.

Note 13—Stock Options

On August 16, 2006, five-year options to purchase 5,000 shares of the Company’s common stock were granted to each of the five non-employee members of the Company’s Board of Directors. The options have an exercise price of $5.22 and are immediately vested and exercisable. The total value of the options was computed under the Black-Scholes method using a volatility rate of 44.1% and a risk-free interest rate of 4.81%. The value of the options of $59,000 has been recorded as directors’ compensation expense in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 30, 2006.

The summary of the Company’s stock option activity and related information for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is as follows:

(in thousands, except exercise price information)	2006 Options	Wtd. Avg. Exercise Price	2005 Options	Wtd. Avg. Exercise Price	2004 Options	Wtd. Avg. Exercise Price
Outstanding-beginning of the year	3,418	$1.02	3,022	$0.41	5,088	$0.66
Granted	25	5.22	763	3.08	—	—
Exercised	(3,370)	0.99	(193)	0.32	—	—
Expired	—	—	(174)	0.26	—	—
Forfeited	(48)	3.08	—	—	(2,066)	1.01

Outstanding-end of year	25	$5.22	3,418	$1.02	3,022	$0.41

Exercisable	25	$5.22	3,418	$1.02	1,977	$0.39

On August 31, 2005, 193,107 employee stock options with an exercise price of $0.32 were exercised on a cashless basis when the fair value was $3.08, resulting in the Company issuing 173,277 shares of its common stock.

The Black-Scholes option valuation model was used to estimate the fair value of the options for purposes of the pro forma presentation set forth in Note 2, “Summary of Significant Accounting Policies” for 2004 and to record compensation expense under SFAS No. 123(R) for 2005 and 2006.

The following assumptions were used in the valuation and no dividends were assumed:

	For the Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Average expected life (years)	5	5	5
Expected volatility	44.1%	44.1%	45.7%
Risk-free interest rate	4.81%	4.25%	4.00%

Expected volatility was calculated using the average historical volatility of similar public companies. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, and can materially affect the resulting valuation.

The weighted average grant date fair value of options was $2.36 and $2.64 for options granted during the years ended December 30, 2006 and December 31, 2005, respectively.

In the years ended December 30, 2006 and December 31, 2005, the Company recorded share-based compensation of approximately $59,000 and $1,229,000, respectively, related to stock options, which is included in the calculation of the Company’s net income for the year. The Company recorded net tax benefits of approximately $14,000 and $294,000 for the fiscal years 2006 and 2005, respectively, related to share-based compensation expense. The aggregate intrinsic value for options outstanding and exercisable at December 30, 2006 was approximately $59,000.

A summary of nonvested options as of December 30, 2006 and changes during the year ended December 31, 2005 is presented below (in thousands except per share amounts):

	Options	Weighted Average Grant Date Fair Value
Nonvested options at December 31, 2005	—	$—
Granted	25	5.22
Vested	(25)	5.22
Forfeited	—	—

Nonvested options at December 30, 2006	—	$—

Note 14—Operating Leases

The Company has numerous office leases which have various expiration dates through May 2016. Rent expense was approximately $3,955,000, for the fiscal year ended December 30, 2006 and approximately $2,900,000 for both the fiscal years ended December 31, 2005, and January 1, 2005, respectively which is included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company is required to pay property taxes, utilities and other costs related to several of the leased facilities.

Approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2007	$4,992
2008	4,327
2009	3,904
2010	3,444
2011	2,597
Thereafter	2,341

Total	$21,605

The Company has several automobile leases, which have various expiration dates through May 2010. Approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2007	$456
2008	533
2009	197
2010	37

Total	$1,223

Automobile lease expense was approximately $298,000 , $119,000, and $104,000 for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

The Company has other technology related leases and agreements, which have various expiration dates through May 2009. Approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2007	$131
2008	71
2009	33

Total	$235

Note 15—Warrants

The Company has 13,600,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given.

In connection with its Initial Public Offering, Arpeggio issued an option for $100 to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. Each Unit consists of one share of the Company’s common stock and warrants to purchase two shares of the Company’s common stock at an exercise price of $6.25 per share. The option has not yet been exercised, and expires in June 2009.

Note 16—Certain Transactions with Stockholder

From time to time the Company made cash advances to Irvin E. Richter, its principal stockholder. These advances were non-interest bearing, had no set repayment term and were classified in Stockholders’ Equity in the Consolidated Balance Sheets. The entire amount due from the Company’s principal stockholder of $1,008,000 was repaid to the Company on April 21, 2006. The Company has adopted a policy that no longer allows executive officer advances or loans.

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

Note 17—Selling, General and Administrative Expenses

Legal expenses related to an investment transaction (the “Tickets.com litigation”) for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 of $0, $432,000 and $1,800,000, respectively, were included in selling, general and administrative expenses in the Consolidated Statements of Operations. Such litigation was concluded in April 2004 resulting in an award against the Company and an entity controlled by the Chief Executive Officer of the Company (the “Other Defendant”) for court costs plus interest of approximately $575,000. The Chief Executive Officer and the Other Defendant made full payment of this amount in October 2006. Accordingly, no amount has been provided for by the Company for this matter in the accompanying financial statements.

Also included in selling, general and administrative expenses in the Consolidated Statements of Operations is bad debt expense of $886,000, $605,000 and $1,082,000 for the fiscal years ended 2006, 2005 and 2004, respectively.

Note 18—Income Taxes

The effective tax rates for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are 23%, 37% and 39% respectively. The effective rate for the year ended December 30, 2006 is lower than in previous years because a greater portion of the Company’s pre-tax earnings came from foreign operations which are taxed at lower rates. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.

Income (loss) before provision for income taxes is allocated as follows:

(in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Income (loss) before provision for income taxes from U.S. operations	$1,622	$1,182	$(1,869)
Income before provision for income taxes from foreign operations	9,492	3,805	1,173

	$11,114	$4,987	$(696)

Provision for (benefit from) income taxes attributable to operating profit consists of the following:

(in thousands)	Current	Deferred	Total
Year ended December 30, 2006
U. S. Federal	$2,425	$(1,205)	$1,220
State and local	734	(380)	354
Foreign jurisdiction	960	—	960

	$4,119	$(1,585)	$2,534

Year ended December 31, 2005
U. S. Federal	$701	$71	$772
State and local	347	(122)	225
Foreign jurisdiction	848	—	848

	$1,896	$(51)	$1,845

Year ended January 1, 2005
U. S. Federal	$—	$(208)	$(208)
State and local	—	(281)	(281)
Foreign jurisdiction	217	—	217

	$217	$(489)	$(272)

The following is the reconciliation between the amount of income tax provision (benefit) at the Federal rate of 34% and provision for (benefit from) taxes on operating profit (loss):

(in thousands)	December 30, 2006	December 31, 2005	January 1, 2005
Income tax provision (benefit) computed at the federal rate of 34%	$3,778	$1,696	$(237)

Increase (reduction) in income taxes resulting from:
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	—	9	138
Permanent differences-other	107	280	332
Permanent differences-stock options	—	169	—
State and local income taxes (benefit), net of federal income tax benefit	115	148	(185)
Foreign tax benefit for income taxed at lower rates	(1,466)	(457)	(320)

Total	$2,534	$1,845	$(272)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	December 30, 2006	December 31, 2005
Current deferred tax assets
Allowance for uncollectible accounts	$152	$—
Accrual to cash conversion	—	(2,136)

Total current deferred tax assets (liabilities)	$152	$(2,136)

Non-current deferred tax assets Amortization of intangibles	$545	$543
Stock-based compensation	—	294
Net operating loss carry forward—Foreign operations	1,866	147
Alternative minimum tax credit carryforward	—	100

Total non-current deferred tax assets	2,411	1,084
Less valuation allowance	392	147

Net non-current deferred tax assets	$2,019	$937

Non-current deferred tax liabilities
Property and equipment, principally due to difference in depreciation	(320)	(341)
Intangible asset in foreign subsidiaries	(2,417)	—
Investment in affiliate	(302)	(145)
Change in tax method	(177)	—

Total non-current deferred tax liabilities	(3,216)	(486)

Net non-current deferred tax assets (liabilities)	$(1,197)	$451

Total deferred tax liabilities	$(1,045)	$(1,685)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of foreign net operating losses. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 30, 2006 and December 31, 2005, there were approximately $6,800,000 and $491,000 of gross foreign net operating loss carryforwards, respectively, and $0 and $100,000 of federal alternative minimum tax credits carryforwards, respectively. A valuation allowance of $392,000 and $147,000 was recorded as of December 30, 2006 and December 31, 2005, respectively in relation to the foreign net operating losses.

The Company has made no provision for U.S. taxes on $14,700,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings

With respect to compensation expense under SFAS No 123R, the Company reduced the current federal and state income tax payable by $1,804,000 and $554,000 respectively on deductible stock option expenses that were recorded as income by certain employees. An additional net benefit of $60,000 is available to reduce future tax payable.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition and is effective for fiscal years beginning after December 15, 2006. The Company has adopted this new interpretation effective January 1, 2007. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN.48 shall be reflected as an adjustment to the opening balance of Stockholders’ Equity. The Company believes adoption of FIN 48 will not have a material impact on its consolidated financial statements.

The Company’s income tax returns are based on calculations and assumptions that are subject to examinations by the Internal Revenue Service and other tax authorities. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. As part of its assessment of potential adjustments to its tax returns, the Company increases its current tax liability to the extent an adjustment would result in a cash tax payment or decreases its deferred tax assets to the extent an adjustment would not result in a cash tax payment. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Note 19—Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and secondarily by their geography (Americas, Europe, the Middle East and Asia/Pacific).

The Project Management business segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, staff augmentation, management consulting, and estimating and cost management services.

The Construction Claims business segment provides such services as claims consulting, litigation support, expert witness testimony, cost and damages assessment, delay and disruption analysis, lender advisory, and adjudication services to clients worldwide.

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

For purposes of business segment information the assets as of December 30, 2006, revenue and operating profit for the period from the date of acquisition to December 30, 2006 for Knowles has been included in the Construction Claims business segment.

The following tables reflect the required disclosures for the Company’s reportable segments for the fiscal years 2006, 2005 and 2004 (in thousands):

Revenue:

	2006	2005	2004
Project Management	$160,223	$96,993	$70,260
Construction Claims	37,249	15,236	13,847

	$197,472	$112,229	$84,107

Operating Profit / (Loss):

	2006	2005	2004
Project Management before Equity in earnings of Affiliates	$17,204	$12,181	$8,547
Equity in earnings of Affiliates	1,080	685	458

Total Project Management	18,284	12,866	9,005

Construction Claims	2,854	2,110	1,531
Corporate expenses	(9,765)	(9,320)	(10,635)

	$11,373	$5,656	$(99)

Depreciation and Amortization Expense:

	2006	2005	2004
Project Management	$660	$487	$393
Construction Claims	1,105	146	138

	1,765	633	531
Corporate	230	231	313

	$1,995	$864	$844

Total Assets by Geographic Region:

	2006	2005	2004
Americas	$38,109	$21,346	$20,143
Europe	53,609	7,075	6,507
Middle East	24,133	12,302	6,681
Asia/Pacific	3,142	—	—

	$118,993	$40,723	$33,331

Total Revenue by Geographic Region:

	2006	2005	2004
Americas	$100,460	$73,404	$60,505
Europe	35,333	10,542	8,715
Middle East	59,274	28,283	14,887
Asia/Pacific	2,405	—	—

	$197,472	$112,229	$84,107

Total Revenue by Client Type:

	2006	2005	2004
U.S. government	$16,455	$17,718	$20,968
Various state, local and quasi-governmental agencies	62,253	44,237	27,349
Foreign governments	29,403	15,740	14,327
Private sector	89,361	34,534	21,463

	$197,472	$112,229	$84,107

Property, Plant and Equipment, net by Geographic Region:

	2006	2005	2004
Americas	$1,911	$1,832	$2,128
Europe	2,264	283	182
Middle East	1,100	727	275
Asia/Pacific	240	—	—

	$5,515	$2,842	$2,585

Note 20—Concentrations

The Company had two clients that collectively accounted for a total of 30% of total revenue in 2006, and one customer that accounted for 19% and 11% of total revenue in 2005 and 2004.

The Company had one client that collectively accounted for a total of 14%, 15% and 6% of revenue less reimbursable expenses (“RLRE”), during the fiscal years 2006, 2005 and 2004.

The Company has one client that accounted for at least 10% of accounts receivable at December 30, 2006 and one client that accounted for 15% of accounts receivable as of December 31, 2005.

The Company has several contracts with U.S. federal government agencies that account for 8%, 16% and 25% of total revenue during the fiscal years 2006, 2005 and 2004.

Note 21—Commitments and Contingencies

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the New Jersey Professional Liability Insurance Guarantee Association (“NJPLIGA”) and losses are covered up to $300,000. The Company believes that the claims of Hughes, Monroe Township and F&D are without merit.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 2, stockholders of the pre-merger Hill International, Inc. have escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter, if any, will be satisfied from such escrowed shares. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet as of December 30, 2006. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of December 30, 2006. From the shares held in escrow, shares totaling 632,075 representing $3,335,000 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On April 27, 1999, Dirk Epperson and Betty Schneider filed a complaint in the United States District Court for the District of Connecticut against the Company seeking to enforce against the Company and others a default judgment against HAESI Software, Inc. (“HAESI”) in the approximate amount of $423,000. Plaintiff alleged that the Company was the alter ego of HAESI and is liable for its debts and that the Company engaged in a fraudulent transfer of HAESI to a third party. The court dismissed the fraudulent conveyance case and on December 12, 2005 the Second Circuit denied plaintiffs’ appeal of the dismissal. On March 21, 2006, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court which was denied on May 22, 2006. The Company believes that the plaintiffs’ remaining claim is without merit.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, shares totaling 97,316 representing $515,777 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock upon satisfaction under the terms of an escrow agreement.

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

The maximum potential future payments under these arrangements at December 30, 2006 and December 31, 2005 were $18,082,000 and $9,300,000, respectively. No liability is currently recorded on the Company’s Condensed Consolidated Balance Sheets related to parental guarantees on behalf of its subsidiaries related to the bond arrangements.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at December 30, 2006 and December 31, 2005 were $6,882,000 and $3,200,000, respectively. An additional $3,404,000 is also held in a restricted account as collateral for the letter of credit securing the judgment and pre- and post-judgment interest in the Wartsila matter described above.

Note 22—Capital Lease Obligations

The Company has entered into various capital leases for equipment expiring through 2007, with approximate aggregate monthly payments of $41,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of fiscal year ended 2006:

(in thousands)
For the years ending:
2007	$260
2008	140
2009	56

Total minimum lease payments	456
Less: amount representing interest	(62)

Present value of net minimum lease payments	394
Less: current maturities	226

Capital lease obligations, net of current maturities	$168

The present value of minimum future obligations shown above is calculated based on interest rates ranging from 7.63% to 10.00% with 8.82% as the weighted average.

Note 23—Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for qualified employees. The terms of the Plan define qualified employees as those over 21 years of age. The Company matches 50% of the employee contributions up to 4% of employee compensation. For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, 401(k) expense was $547,000, $474,000 and $450,000, respectively, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 24—Subsequent Events

On February 28, 2007, the Company granted seven-year options to purchase 760,000 shares of its common stock at a price of $7.67 to certain of its employees and approved the issuance of 340,000 shares of restricted stock to certain of its employees. The options were issued pursuant to the 2006 Employee Stock Option Plan. The options and restricted stock vest in five equal annual installments during the five years subsequent to granting.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule included in Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 2005 and January 1, 2005 financial statements of Hill International (UK) Limited, wholly owned subsidiary, which statements reflect total assets constituting 18 percent and 20 percent, respectively, of the related consolidated total assets and reflect revenues constituting 9 percent and 10 percent, respectively of the related consolidated revenues. Those statements were audited by other auditors whose reports has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hill International (UK) Limited is based solely on the report of the other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hill International, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ AMPER, POLITZINER & MATTIA P.C.

March 26, 2007

Edison, New Jersey

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Hill International (UK) Limited as at December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/S/    BAKER TILLY

Baker Tilly

London

United Kingdom

27 March 2006

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2006, 2005 and 2004:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 30, 2006
Revenue	$36,808	$43,482	$49,866	$67,316	$197,472
Revenues, less reimbursable expenses	$25,351	$27,998	$34,029	$42,609	$129,987
Gross profit	$11,389	$12,123	$15,255	$20,198	$58,965
Operating profit	$1,779	$2,511	$3,694	$3,389	$11,373
Net income (loss)	$1,234	$1,746	$2,911	$2,689	$8,580
Diluted net income (loss) per share	$0.08	$0.13	$0.12	$0.11	$0.46

Year Ended December 31, 2005
Revenue	$25,388	$25,219	$29,765	$31,857	$112,229
Revenues, less reimbursable expenses	$18,213	$19,381	$21,350	21,164	$80,108
Gross profit	$8,400	$9,145	$10,419	$8,868	$36,832
Operating profit (loss)	$1,197	$1,674	$3,009	$(224)	$5,656
Net income (loss)	$661	$981	$1,804	$(304)	$3,142
Diluted net income (loss) per share	$0.05	$0.07	$0.16	$(0.03)	$0.23

Year Ended January 1, 2005
Revenue	$20,674	$21,052	$19,558	$22,823	$84,107
Revenues, less reimbursable expenses	$16,231	$15,602	$15,083	$16,123	$63,039
Gross profit	$7,576	$6,806	$7,139	$7,153	$28,674
Operating profit (loss)	$(1,344)	$248	$145	$852	$99
Net (loss) income	$(873)	$62	$(93)	$480	$(424)
Diluted net (loss) income per share	$(0.01)	$0.01	$(0.01)	$0.04	$(0.04)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2006, there were no changes in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III.

Item 10.	Directors and Executive Officers of the Registrant

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on our website at www.hillintl.com, or may be obtained free of charge by making a written request addressed to our Legal Department. We will disclose on our website amendments to, and, if any are granted, waivers of, our code of ethics for our principal executive officer, principal financial officer, or principal accounting officer or controller.

Item 11.	Executive Compensation

Information related to executive compensation is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and management is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Equity Compensation Plan Information

The following table provides information as of December 30, 2006 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan. See Note 12 in the Notes to consolidated financial statements for further information related to these plans.

A summary of the status and changes of the stock options under the Company’s stock option plan as of December 30, 2006 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	3,417,990	$1.02
Granted	25,000	5.22
Exercised	(3,369,713)	0.99
Forfeited	(48,277)	3.08

Outstanding at December 30, 2006	25,000	$5.22

Vested and exercisable at December 30, 2006	25,000	$5.22

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A) C
Equity compensation plans approved by security holders (a)	25,000	$5.22	1,115,000
Equity compensation plans not approved by security holders	—	—	—

Total	25,000	$5.22	1,115,000

Item 13.	Certain Relationships and Related Transactions

Information related to certain relationships and related transactions is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the close of the fiscal year.

Item 14.	Principal Accounting Fees and Services

Information related to principal accountant fees and services is omitted herein as the required information will be included in a definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, no later than 120 days after the close of the fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement and Schedules

(a) Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 30, 2006 and December 31, 2005, the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years ended December 30, 2006, December 31, 2005 and January 1, 2005, the footnotes thereto, and the reports of Amper, Politziner & Mattia P.C., independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

(b) Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (2)

3.2	By-laws. (3)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Form of Unit Purchase Option granted to Early BirdCapital, Inc. (3)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.1	Registration Rights Agreement among the Registrant and the Founders. (3)

10.2	Form of 2006 Employee Stock Option Plan. (4)

10.3	Form of Voting Agreement. (5)

10.4	Form of Escrow Agreement. (6)

10.5	Form of Lock-Up Agreement executed by the Stockholders of Hill International, Inc. (7)

10.6	Form of Irvin E. Richter Employment Agreement. (8)

10.7	Form of David L. Richter Employment Agreement. (9)

10.8	Form of Stuart S. Richter Employment Agreement. (10)

10.9	Limited Liability Company Agreement of Stanley Baker Hill, LLC. (11)

10.10	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill. (11)

10.11	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC. (11)

10.12	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction. (11)

10.13	Loan and Security Agreement dated as of December 18, 2006 by and between Hill International, Inc. and LaSalle Bank N.A. (12)

14	Code of Ethics. (13)

16.1	Letter to BDO Seidman, LLP dated June 28, 2006 regarding change in certifying accountant. (14)

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(3)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) and incorporated herein by reference.
(4)	Included as Annex C of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(5)	Included as Annex E of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(6)	Included as Annex F of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(7)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 5, 2005 and incorporated herein by reference.
(8)	Included as Annex G of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(9)	Included as Annex H of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(10)	Included as Annex I of the Definitive Proxy Statement (No. 000-50781), filed June 6, 2006 and incorporated herein by reference.
(11)	Included as an exhibit to Current Report on Form 8-K, filed on July 5, 2006 and incorporated herein by reference.
(12)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2006 and incorporated herein by reference.
(13)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.
(14)	Included as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed June 30, 2006 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 26, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ IRVIN E. RICHTER	By:	/s/ WILLIAM J. DOYLE
	Irvin E. Richter		William J. Doyle
	Chairman, Chief Executive Officer and Director		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ DAVID L. RICHTER	By:	/s/ BRIAN W. CLYMER
	David L. Richter		Brian W. Clymer
	President, Chief Operating Officer and Director		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ JOHN FANELLI III	By:	/s/ ALAN S. FELLHEIMER
	John Fanelli III		Alan S. Fellheimer
	Senior Vice President and Chief Financial Officer		Director

Date: March 26, 2007		Date: March 26, 2007

By:	/s/ ARNAUD AJDLER	By:	/s/ ERIC S. ROSENFELD
	Arnaud Ajdler		Eric S. Rosenfeld
	Director		Director

Date: March 26, 2007		Date: March 26, 2007

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

(in thousands)	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other—Allowance Acquired in Acquisitions	Uncollectible Receivables Written Off, Net of Recoveries	Balance at End of Fiscal Year
Fiscal year ended December 30, 2006	$845	$886	$2,302	$(660)	$3,373

Fiscal year ended December 31, 2005	$1,190	$605	—	$(950)	$845

Fiscal year ended January 1, 2005	$516	$1,082	—	$(408)	$1,190