Form 10-Q
period 2007-03-31
Hill International, Inc.
filed 2007-05-14
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50781

HILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 810-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 24,601,358 shares of the Registrant’s Common Stock outstanding at May 3, 2007.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 30, 2006
Assets	(Unaudited)
Cash and cash equivalents	$9,544	$11,219
Cash–restricted	5,926	6,548
Accounts receivable, less allowance for doubtful accounts of $3,380 and $3,373	68,214	61,159
Accounts receivable–affiliates	—	691
Prepaid expenses and other current assets	3,612	3,575
Deferred income taxes	152	152

Total current assets	87,448	83,344
Property and equipment, net	5,471	5,515
Cash–restricted	4,296	3,738
Retainage receivable, less allowance for doubtful accounts of $38 and $30	994	830
Intangibles, net	7,841	8,076
Goodwill	16,223	16,072
Investment in affiliate	495	786
Other assets	608	632

Total assets	$123,376	$118,993

Liabilities and Stockholders’ Equity
Due to bank	$589	$618
Current maturities of notes payable	1,052	854
Current maturities of capital lease obligations	121	226
Accounts payable and accrued expenses	40,726	38,721
Income taxes payable	3,212	3,189
Other current liabilities	7,970	7,227

Total current liabilities	53,670	50,835
Notes payable, net of current maturities	8,807	9,421
Capital lease obligations, net of current maturities	167	168
Retainage payable	610	529
Deferred income taxes	1,480	1,197
Deferred revenue	5,498	5,701
Other liabilities	4,265	4,820

Total liabilities	74,497	72,671

Minority interest	131	286

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 22,831,100 shares and 22,830,000 shares issued at March 31, 2007 and December 31, 2006	2	2
Additional paid-in capital	38,102	38,058
Retained earnings	16,622	14,162
Accumulated other comprehensive income	699	491

	55,425	52,713
Less treasury stock of 529,742 shares at cost	(2,812)	(2,812)
Less stock held in escrow of 729,391 shares	(3,865)	(3,865)

Total stockholders’ equity	48,748	46,036

Total liabilities and stockholders’ equity	$123,376	$118,993

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenue	$62,924	$36,808
Reimbursable expenses	18,362	11,457

Revenue, less reimbursable expenses	44,562	25,351
Direct expenses	23,567	13,962

Gross profit	20,995	11,389
Selling, general and administrative expenses	17,755	9,676
Equity in earnings of affiliates	(237)	(66)

Operating profit	3,477	1,779
Minority interest in income of subsidiaries	66	—
Interest expense, net	227	190

Income before provision for income taxes	3,184	1,589
Provision for income taxes	724	355

Net income	$2,460	$1,234

Basic earnings per common share	$0.10	$0.10

Basic weighted average common shares outstanding	24,600	11,764

Diluted earnings per common share	$0.08	$0.08

Diluted weighted average common shares outstanding	29,078	14,533

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$2,460	$1,234
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	454	228
Amortization	239	70
Equity in earnings of affiliates	(237)	(66)
Minority interest in income of subsidiaries	66	—
Provision for bad debts	109	214
Deferred tax provision (benefit)	283	(669)
Stock based compensation	39	—
Changes in operating assets and liabilities:
Accounts receivable	(7,164)	(6,857)
Accounts receivable-related party	691	418
Prepaid expenses and other current assets	(37)	(1,002)
Retainage receivable	(164)	(298)
Other assets	25	(1,090)
Accounts payable and accrued expenses	2,005	3,709
Income taxes payable	23	1,262
Deferred revenue	(203)	—
Other current liabilities	807	848
Retainage payable	81	288
Other liabilities	(556)	(35)

Net cash flows used in operating activities	(1,079)	(1,746)

Cash flows from investing activities:
Purchase of minority interest in Knowles	(219)	—
Distributions from affiliate	528	—
Purchase of businesses, net of cash acquired	—	165
Payments for purchase of property and equipment	(410)	(567)

Net cash flows used in investing activities	(101)	(402)

Cash flows from financing activities:
Due to bank	(29)	1,031
Payments on notes payable	(510)	(269)
Dividends paid to subsidiaries’ minority stockholders	(166)
Net (payments) proceeds on revolving loan borrowings	(119)	286
Advances to stockholder	—	(183)
Proceeds from exercise of common stock warrants	5	—
Payment on capital lease obligations	(105)	(57)

Net cash flow (used in) provided by financing activities	(924)	4

Effect of exchange rate changes on cash	429	(38)

Net decrease in cash and cash equivalents	(1,675)	(2,182)
Cash and cash equivalents – beginning of period	11,219	2,716

Cash and cash equivalents – end of period	$9,544	$534

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—The Company

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware in 2004, as a specified purpose acquisition corporation. On June 28, 2006, Arpeggio merged with Hill International, Inc. (“old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Following the merger, Arpeggio changed its name to Hill International, Inc. (“Hill” or “the Company”). The merger was accounted for as a reverse acquisition. Under this method of accounting, Arpeggio was treated as the “acquired” company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of old Hill issuing stock for the net monetary assets of Arpeggio, accompanied by a recapitalization. The historical consolidated financial statements relate to the business of old Hill and its consolidated subsidiaries.

In addition, 12% or 1,740,000 of the 14,500,000 shares of Arpeggio common stock issued to the old Hill stockholders were placed into escrow to secure the indemnity rights of Arpeggio under the merger agreement and are governed by the terms of an escrow agreement. Of such shares, 1,450,000 shares shall be available only with respect to satisfaction of claims for indemnity arising other than tax indemnification claims and 290,000 shares shall be available only with respect to satisfaction of tax indemnification claims.

The merger agreement also provides for old Hill stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings before interest and taxes targets for the fiscal years ending in 2006 through 2009. The target was met for 2006 and the Company issued 2,300,000 additional common shares on April 9, 2007. Such shares will be accounted for in a manner similar to a stock dividend, whereby the par value of the shares will be credited to common stock and charged to additional paid-in capital.

Note 2—Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Consolidated Financial Statements. The consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

The consolidated financial statements include our financial statements and those of our majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Commencing in 2007, we changed our financial reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference for the quarter ended March 31, 2007 is not material.

Note 3—Comprehensive Income

The following table summarizes the Company’s comprehensive income for the fiscal quarters ended March 31, 2007 and April 1, 2006:

	Three months ended
(in thousands)	March 31, 2007	April 1, 2006
Net income	$2,460	$1,234
Foreign currency translation adjustment	208	(38)

Comprehensive income	$2,668	$1,196

Note 4—Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2007	December 30, 2006
Billed	$59,308	$50,076
Retainage, current portion	4,064	3,754
Unbilled	8,222	10,702

	71,594	64,532
Allowance for doubtful accounts	(3,380)	(3,373)

	$68,214	$61,159

Note 5—Intangible Assets

The following table summarizes the Company’s cost in excess of net assets acquired as of March 31, 2007 and December 30, 2006:

	March 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Acquired contract rights	$2,139	$2,139	$2,139	$2,139
Customer relationships acquired in acquisitions	7,923	484	7,918	286
Trade names acquired in acquisitions	500	98	500	56

Total	$10,562	$2,721	$10,557	$2,481

Intangible assets less amortization, net	$7,841		$8,076

Amortization expense related to intangible assets totaled $240,000 and $70,000 for the three months ended March 31, 2007 and April 1, 2006, respectively. Estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2007(remaining 9 months)	$718
2008	958
2009	902
2010	792
2011	792

Note 6—Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2007 (in thousands):

Segment	Balance at December 30, 2006	Additions	Translation Adjustments	Balance at March 31, 2007
Construction Claims	$16,072	$141	$10	$16,223

Note 7—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses at March 31, 2007 and December 30, 2006:

	March 31, 2007	December 30, 2006
(in thousands)
Accounts payable	$13,676	$14,769
Accrued payroll	12,050	9,295
Accrued subcontractor fees	3,458	3,132
Accrued legal and professional cost	5,017	4,726
Other accrued expenses	6,525	6,799

	$40,726	$38,721

Note 8—Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of March 31, 2007 and December 30, 2006:

	March 31, 2007	December 30, 2006
(in thousands)
Current (included in the consolidated balance sheet in “Other current liabilities”)	$2,344	$2,646
Non-current	5,498	5,701

Total	$7,842	$8,347

Note 9—Notes Payable

Outstanding debt obligations are as follows:

	March 31, 2007	December 30, 2006
	(in thousands)
Revolving credit loan payable to LaSalle Bank N.A. (“LaSalle”) up to $25,000,000, with interest rates at March 31, 2007 and December 30, 2006 of 0.25% plus LaSalle’s prime rate of 8.25% (or 8.50%) and 2.25% plus LIBOR of 5.32% (or 7.57%) for March 31, 2007 and 5.35% (or 7.60%) for December 30. 2006. The weighted average interest rate for all borrowings at March 31, 2007 and December 30, 2006 was 8.06% and 8.08%. Collateralized by all assets of the Company.	$8,280	$8,398
Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,334,000), with interest rates at March 31, 2007 and December 30, 2006 of 2.5% plus the Egnatia Bank prime base rate of 7.0% as of March 31, 2006 and December 30, 2006, respectively, collateralized by certain assets of the Company.	174	171
Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% including foreign currency adjustment of approximately $122,000.	1,103	1,421
Note payable for the purchase of the minority interest of certain Knowles’ subsidiaries with simple interest payable at 8% per annum with a maturity date of January 30, 2008.	90	—
Various other notes payable with interest rates ranging from 7.01% to 7.8% as of March 31, 2007, expiring through March 2008 collateralized by the related financed equipment.	212	285

	9,859	10,275
Less current maturities	1,052	854

Notes payable, net of current maturities	$8,807	$9,421

Note 10—Supplemental Cash Flow Information

On March 24, 2006, options to purchase 482,767 shares of old Hill’s common stock with an exercise price of $0.37 per share and options to purchase 48,277 shares of old Hill’s common stock with an exercise price of $0.53 per share were exercised on a cashless basis when the fair market value was $5.47 resulting in old Hill issuing 493,465 shares of its common stock prior to the merger with Arpeggio.

The following table provides additional cash flow information.

	Three months ended
In thousands	March 31, 2007	April 1, 2006
Interest paid	$216	$184

Income taxes paid	$168	$18

Note 11—Equity in Earnings of Affiliates

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

At March 31, 2007 and December 30, 2006, the Company reported receivables totaling $0 and $691,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement as of March 31, 2007 and April 1, 2006 was $1,232,000 and $563,000, respectively.

There were no distributions from the Pike/Hill joint venture during the quarters ended March 31, 2007 and April 1, 2006.

Note 12—Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants, if dilutive. Dilutive shares for the three-month period ended March 31, 2007 and April 1, 2006 were 4,477,551 shares and 2,769,256 shares, respectively. Certain stock options and warrants were excluded from the 2007 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 1,660,000 shares for the three-month period ended March 31, 2007. The 2,300,000 common shares, which were issued in April 2007 in connection with the 2006 earnout provision of merger agreement, have been included in both the basic and diluted weighted average shares for the quarter ended March 31, 2007.

Note 13—Share-Based Compensation

At March 31, 2007, the Company had 25,000 fully-vested options outstanding with an exercise price of $5.22. The options were granted on August 16, 2006 and have a contractual life of five years. On February 28, 2007, the Company granted 760,000 options, which vest over a five-year period, with an exercise price of $7.67 and a contractual life of seven years. The aggregate fair value of the options was $2,324,000 calculated using the Black-Scholes valuation model. The assumptions used to calculate the fair value were: expected life – five years; volatility – 37.4% and risk free interest rate—4.47%. Charges to expense are included in selling, general and administrative expenses in the Consolidated Statement of Operations and amounted to $38,725 and $0 for the three months ended March 31, 2007 and April 1, 2006.

On February 28, 2007, the Board of Directors approved for future issuance 340,000 shares of restricted common stock to certain of its employees. Such shares will be issued at the fair market value on the date of grant and will vest over a period of five years from the date of grant. Upon issuance, the Company will record compensation expense ratably over five years.

Note 14—Warrants

The Company has 13,598,900 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. During the three months ended March 31, 2007, holders exercised 1,100 warrants and the Company received proceeds of $5,500.

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

Note 15—Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of our fiscal year. As a result of the implementation of FIN 48, the Company has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions which would require a cumulative effect adjustment to retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As a result of its acquisition of Knowles, the Company has an ongoing audit with Inland Revenue for two Knowles affiliates for the years ended in 2000 through 2005. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for the tax year 2003 and prior.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2007, the Company had accrued $1,045,800 for interest and penalties.

Note 16—Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

Revenue:

	Three months ended
	March 31, 2007	April 1, 2006
Project Management	$43,850	$32,269
Construction Claims	19,074	4,539

	$62,924	$36,808

Operating Profit:

	Three months ended
	March 31, 2007	April 1, 2006
Project Management before equity in earnings of affiliates	$5,157	$4,036
Equity in earnings of affiliates	237	66

	5,394	4,102
Construction Claims	1,620	566
Corporate Expenses	(3,537)	(2,889)

	$3,477	$1,779

Depreciation and Amortization Expense:

	Three months ended
	March 31, 2007	April 1, 2006
Project Management	$130	$170
Construction Claims	495	80

Subtotal segments	625	250
Corporate	68	48

	$693	$298

Total Assets by Geographic Region:

	March 31, 2007	December 30, 2006
Americas	$38,880	$38,109
Europe	54,465	53,609
Middle East	26,833	24,133
Asia/Pacific	3,198	3,142

	$123,376	$118,993

Total Revenue by Geographic Region:

	Three months ended
	March 31, 2007	April 1, 2006
Americas	$28,400	$20,053
Europe	16,091	4,445
Middle East	16,757	12,310
Asia/Pacific	1,676	—

	$62,924	$36,808

Total Revenue by Client Type:

	Three months ended
	March 31, 2007	April 1, 2006
U.S. federal government	$4,334	$4,235
U. S. state and local governments, agencies and authorities	18,817	12,351
Foreign governments	8,723	5,321
Private Sector	31,050	14,901

	$62,924	$36,808

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2007	December 30, 2006
Americas	$2,106	$1,911
Europe	2,057	2,264
Middle East	1,067	1,100
Asia/Pacific	241	240

	$5,471	$5,515

Note 17—Concentrations

The Company had two clients that collectively accounted for a total of 25% and 30% of total revenue during the three month period ended March 31, 2007 and April 1, 2006, respectively.

The Company had one client that accounted for a total of 11% and 17% of revenue less reimbursable expenses (“RLRE”), during the three month period ended March 31, 2007 and April 1, 2006, respectively.

The Company had no client that accounted for at least 10% of accounts receivable as of March 31, 2007 and one client that accounted for 10% of accounts receivable as of December 30, 2006.

The Company has several contracts with U.S. federal government agencies that account for 7% and 12% of total revenue during three month periods ended March 31, 2007 and April 1, 2006, respectively.

Note 18—Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of the pre-merger Hill International, Inc. have escrowed a total of

1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter under such indemnification obligation will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet as of March 31, 2007 and December 30, 2006. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of March 31, 2007 and December 30, 2006. From the shares held in escrow, shares totaling 632,075 representing $3,350,000 has been allocated at March 31, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

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

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, shares totaling 97,316 representing $515,777 has been allocated at March 31, 2007 to the Company for satisfaction of the judgment and will be placed in treasury upon satisfaction under the terms of an escrow agreement.

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

Note 19—Subsequent Events

KJM Acquisition

On May 10, 2007, the Company acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM provides project management and project controls services primarily for the transportation and education markets. KJM is headquartered in Bellevue, Washington and provides the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

The purchase price was $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) valued at $1,000,000. The Restricted Shares were valued based on the average closing price of the Company’s common stock for the 10 trading days prior to the closing date. The Restricted Shares will be held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder.

For its fiscal year ended December 31, 2006, KJM’s unaudited financial results included total revenues of $16.4 million, net revenues of $14.4 million, gross profit of $7.3 million, and operating profit of $1.3 million. As of April 30, 2007, KJM had unaudited stockholder’s equity of $2.6 million and total backlog estimated at $21 million.

The acquisition will be accounted for under the purchase method of accounting and KJM will be consolidated with the Company effective as of May 1, 2007. Since the Restricted Shares are subject to forfeiture, they will not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of those shares actually distributed will be accounted for as additional purchase consideration.

Share-Based Compensation

On May 10, 2007, the Company issued to certain officers of KJM 55,000 options which vest over a five-year period and have an exercise price of $7.57 per share, the closing market price on the date of grant.

Merger Earn-Out

On April 9, 2007, the Company issued 2,300,000 shares of its common stock to the stockholders of old Hill as provided under the merger agreement. See Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2006 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

We were incorporated in Delaware in 2004, under the name Arpeggio Acquisition Corporation (“Arpeggio”), as a specified purpose acquisition corporation. On June 28, 2006, we merged with Hill International, Inc. (“old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Old Hill was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Following the merger, we changed our name to Hill International, Inc. In this report, the terms “Company,” “we,” or “Hill” mean Hill International, Inc. and its consolidated subsidiaries. All historical statements relate to the business of old Hill and its consolidated subsidiaries.

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

We believe we are a world leader in both the project management and construction claims consulting businesses. We are a global company with over 1,500 employees operating out of nearly 70 offices in more than 25 countries.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2006 Annual Report on Form 10-K filed March 30, 2007 with the Securities and Exchange Commission have not materially changed.

Three Months Ended March 31, 2007 Compared to

Three Months Ended April 1, 2006

Commencing in 2007, we changed our reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the quarter ended March 31, 2007 is not significant.

Results of Operations

Revenue

	Three months ended
	March 31, 2007		April 1, 2006		Change
	$	%	$	%	$	%
(in thousands)
Project Management	$43,850	69.7%	$32,269	87.7%	$11,581	35.9%
Construction Claims	19,074	30.3%	4,539	12.3%	14,535	320.2%

Total	$62,924	100.0%	$36,808	100.0%	$26,116	71.0%

The increase in project management revenue consists of a $5,614,000 increase in foreign project management revenue and a $5,967,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $3,485,000 increase generated in the Middle East and a $2,129,000 increase generated in Europe due to business development efforts which resulted in new projects. The increase in domestic project management revenue was primarily due to a $5,451,000 increase in our New York City office where several projects began during 2006. Of this increase, $3,990,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. An increase in revenue of $686,000 for the Iraq projects also contributed to the increase in domestic project management revenue.

The increase in construction claims revenue is due to a $13,596,000 increase in foreign construction claims revenue and an increase of $939,000 in domestic construction claims revenue. The increase in foreign construction claims revenue primarily consists of $11,333,000 generated as a result of the acquisition of Knowles in August 2006, a $1,301,000 increase in our London office (excluding Knowles) and an increase of $962,000 in the Middle East. The increase in domestic claims revenue of $939,000 is principally attributable to an increase of $555,000 in our New Jersey office and an increase of $341,000 in the West Coast offices (San Francisco and Los Angeles).

Reimbursable Expenses

	Three months ended
	March 31, 2007		April 1, 2006		Change
	$	%	$	%	$	%
( in thousands)
Project Management	$15,449	84.1%	$11,269	98.4%	$4,180	37.1%
Construction Claims	2,913	15.9%	188	1.6%	2,725	1449.5%

Total	$18,362	100.0%	$11,457	100.0%	$6,905	60.3%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was primarily due to a $3,990,000 increase in reimbursable subcontractors’ fees in our New York City office as described above. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is primarily due to Knowles in the amount of $2,182,000 and an increase of $360,000 in our London office.

Revenue Less Reimbursable Expenses

	Three months ended
	March 31, 2007		April 1, 2006		Change
	$	%	$	%	$	%
(in thousands)
Project Management	$28,401	63.7%	$21,000	82.8%	$7,401	35.2%
Construction Claims	16,161	36.3%	4,351	17.2%	11,810	271.4%

Total	$44,562	100.0%	$25,351	100.0%	$19,211	75.8%

Due to the $26,116,000 increase in total revenue and the $6,905,000 increase in reimbursable expenses, revenue less reimbursable expenses increased by $19,211,000, or 75.8%, to $44,562,000 compared to $25,351,000 for 2006. Project management revenue increased 35.9% while project management RLRE grew 35.2% principally due to greater use of subcontractors on the New York City projects. Construction claims revenue grew by 320.2% while construction claims RLRE grew by 271.4% due primarily to the acquisition of Knowles which had $9,149,000 in RLRE. The lower rate of increase of RLRE as compared to revenue was due to the increased use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2007.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab

Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, reconstruction efforts funded by the United States government in Iraq have led to other additional contracts for us.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

Direct Expenses

	Three months ended
	March 31, 2007		% of RLRE	April 1, 2006		% of RLRE	Change
	$	%		$	%		$	%
(in thousands)
Project Management	$16,432	69.7%	57.9%	$12,079	86.5%	57.5%	$4,353	36.0%
Construction Claims	7,135	30.3%	44.1%	1,883	13.5%	43.3%	5,252	278.9%

Total	$23,567	100.0%	52.9%	$13,962	100.0%	55.1%	$9,609	68.8%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase of $4,353,000 is principally due to an increase in direct labor of $4,322,000 required to produce the increase in RLRE of $7,401,000.

The construction claims direct expense increase of $5,252,000 is primarily due to Knowles direct expenses of $4,327,000 and an increase in direct labor of $923,000 required to produce the increase in RLRE of $2,661,000, excluding Knowles.

Direct expenses as a percentage of RLRE decreased to 52.9% in the quarter ended March 31, 2007 as compared to 55.1% in the quarter ended April 1, 2006 due to the increase in construction claims RLRE as a percentage of total RLRE. The construction claims business typically has less direct expenses as compared to the project management business.

Gross Profit

	Three months ended
	March 31, 2007		% of RLRE	April 1, 2006		% of RLRE	Change
	$	%		$	%		$	%
(in thousands)
Project Management	$11,969	57.0%	42.1%	$8,921	78.3%	42.5%	$3,048	34.2%
Construction Claims	9,026	43.0%	55.9%	2,468	21.7%	56.7%	6,558	265.7%

Total	$20,995	100.0%	47.1%	$11,389	100.0%	44.9%	$9,605	84.3%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increase included $4,822,000 from Knowles. The increase in gross profit as a percentage of RLRE is due to the higher portion of the RLRE from construction claims (as a result of the Knowles acquisition) which has significantly higher gross profit margins than project management.

Selling, General and Administrative (“SG&A”) Expenses

Three months ended
	March 31, 2007		April 1, 2006		Change
		% of RLRE		% of RLRE
	$		$		$	%
(in thousands)
SG&A Expenses	$17,755	39.8%	$9,676	38.2%	$8,079	83.5%

SG&A increased by $8,079,000, or 83.5%, in 2007 as compared to 2006, and increased from 38.2% to 39.8% as a percentage of RLRE. The increase in SG&A as a percentage of RLRE is partially attributable to increased costs associated with becoming a publicly held company since June 28, 2006.

The increase in selling, general and administrative expenses of $8,079,000 is primarily attributable to the following:

•	An increase of $4,159,000 due to the selling, general and administrative expenses of Knowles, excluding amortization of intangibles.

•	An increase in unapplied and indirect labor expense of $2,431,000 due to increases in staff required to produce and support the increase in revenue.

•	An increase of $586,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements principally associated with becoming a public company.

•	An increase of $160,000 in rent expense due to expansion in London and Europe in support of revenue and staff growth.

•	An increase of $130,000 in administrative travel expense related to corporate executive and business development travel in support of the growing overseas operations.

•	An increase of $104,000 in telephone expense due to the increase in staffing and work volume overseas.

•	An increase in recruiting expense of $155,000 due to growth in staff hiring needs.

•

An increase of $169,000 in amortization expense due primarily to amortization of intangibles in the amount of $228,000 on the Knowles acquisition and a decrease of $38,000 for other intangibles which were fully amortized by the end of 2006.

•	An increase in other office related expenses including postage, stationery, reproduction, printing and office maintenance of $190,000 due to overseas expansion.

These increases in SG&A expenses were partially offset by a decrease in legal fees of $488,000 primarily related to the Wartsila and Sims litigation cases during 2006 (see Note 18 to the Consolidated Financial Statements).

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $171,000, from $66,000 in the three months ended April 1, 2006 to $237,000 in the three months ended March 31, 2007.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us.

Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating income increased $1,698,000 in the first three months of 2007 to $3,477,000 as compared to $1,779,000 in the first three months of 2006, principally due to higher RLRE and gross profit, partially offset by higher direct and selling, general and administrative expenses.

Interest Expense, net

Net interest expense increased $37,000 in the first three months of 2007 to $227,000 as compared to $190,000 in the first three months of 2006, primarily due to net interest expense of $29,000 at Knowles.

Income Taxes

For the first three months of 2007, we recognized a tax expense of $724,000 compared to a tax expense of $335,000 in the first three months of 2006, principally relating to a higher taxable income in 2007.

The effective tax rates for the first three months of 2007 and 2006 were 23% and 22%, respectively, principally due to the effect of lower foreign income tax rates.

Net Income

Our net income was $2,460,000, or $0.08 per diluted share, for the first three months of 2007 based upon 29.1 million diluted shares outstanding as compared to net income of $1,234,000, or $0.08 per diluted share, in the first three months of 2006 based upon 14.5 million diluted shares outstanding. The diluted income per share for 2007 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved due to an increase in RLRE and an increase in gross profit as a percent of RLRE, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

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

The Credit Facility is for a term extending until January 1, 2010. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At March 31, 2007 the applicable margins were 25 basis points above LaSalle’s prime rate and 225 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2007, the Company was in compliance with all of the financial covenants.

We currently have two additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 5,000,000 AED (approximately $1,400,000) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2007 was 5.5%, plus 2.0%. At March 31, 2007, there were no outstanding borrowings under this facility.

•

A credit facility with a European bank for 1,000,000 Euros (approximately $1,334,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at March 31, 2007 was 7.0%, plus 2.5%. At March 31, 2007, we had borrowings of approximately $174,000 under this facility.

Additional Capital Requirements

The $8,350,000 cash component of the purchase consideration for KJM & Associates, Ltd. was provided from our revolving credit facility in May 2007.

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into a credit agreement that allows for borrowings up to $25,000,000. However we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At May 10, 2007, we had $9,203,000 available for borrowing under our revolving credit facility with LaSalle Bank N.A. The term of the facility extends through January 1, 2010.

At March 31, 2007, we had warrants outstanding to purchase 13,598,900 shares of our common stock at an exercise price of $5.00 per share and options to purchase 300,000 units for a price of $9.90 per unit. Each such unit consists of one share of our common stock and two warrants to purchase shares of our common stock at $6.25 each. All of the warrants expire on June 23, 2008. During the three months ended March 31, 2007, holders exercised 1,100 warrants and the Company received proceeds of $5,500. If all the outstanding warrants and the option were to be exercised we would receive cash proceeds of $74,714,500, less expenses and any amounts paid to a solicitation agent.

We cannot provide any assurance that we will find other sources of financing, or that any of the outstanding warrants will be exercised.

Cash Flow Activity during the First Quarter Ended March 31, 2007

For the first quarter of 2007, our cash decreased by $1,675,000 to $9,544,000 at March 31, 2007. Cash used in operations was $1,079,000, cash used in investing activities was $101,000 and cash used in financing activities was $924,000. We also experienced an increase in cash of $429,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the first quarter of 2007 was $1,079,000. Cash provided by operations is attributable to net income of $2,460,000 for the year adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $693,000;

•	bad debt expense of $109,000;

•	equity in earnings of affiliates of $237,000;

•	a deferred tax provision of $283,000;

•	stock based compensation expense of $39,000;

Working capital changes which increased cash provided from operations included the following:

•	increases in accounts payable and accrued expenses of $2,005,000, principally relating to increases in operating expenses due to our growth;

•	a decrease in accounts receivable related party of $691,000 due to the timing of collections from SBH;

•	an increase in other current liabilities of $807,000 primarily due to the growth of business and the timing of payments relating to contracts.

Working capital changes which decreased cash provided from operations included the following:

•	an increase in accounts receivable of $7,164,000 due to increased revenue; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•	a decrease in other liabilities of $556,000 due primarily to the payment of liabilities related to early leave terminations;

•	a decrease in deferred revenue of $203,000 primarily due to the timing of work performed on projects in Europe;

•	an increase in retainage receivable of $164,000 primarily due to the timing of a New York City office project.

Investing Activities

Net cash used in investing activities was $101,000. We spent $410,000 to purchase computers, office equipment, furniture and fixtures. We also purchased the minority interest of certain Knowles subsidiaries for cash of $129,000 and a note for $90,000. We received $528,000 as distribution from affiliates.

Financing Activities

Net cash used in financing activities was $924,000. Due to bank decreased $29,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We made net repayments on our senior credit facility of $119,000. We also made payments on capital leases of $105,000 and other bank borrowings of $510,000. When some of our subsidiaries paid dividends, approximately $166,000 was distributed to the minority stockholders. We also received $5,500 from the exercise of warrants.

Recent Accounting Pronouncements

FASB Interpretation No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Options for Financial Assets and Financial Liabilities. SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS No. 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. The schedule below represents our backlog as of March 31, 2007. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue less reimbursable expenses (“RLRE”). Project management backlog is evaluated by management, on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is largely a reflection of the broader economic trends being experienced by our clients and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At March 31, 2007, our backlog was approximately $257,000,000 compared to approximately $247,000,000 at December 31, 2006. We estimate that approximately $134,000,000, or 52.1%, of the backlog at March 31, 2007 will be recognized during the twelve months subsequent to March 31, 2007.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of March 31, 2007, approximately $175,000,000 or 68.1%, of our backlog was in category (1) and approximately $82,000,000 or 31.9%, of our backlog was in category (2). We generally do not track and therefore have not disclosed whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category (2) of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. Also included in category (2) of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenues from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be more than offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenues.

	Total Backlog		12 Month Backlog
In thousands	$	%	$	%
As of March 31, 2007:
Project Management	$224,000	87.2%	$111,000	82.8%
Construction Claims	33,000	12.8%	23,000	17.2%

Total	$257,000	100.0%	$134,000	100.0%

As of December 31, 2006:
Project Management	$211,000	85.4%	$103,000	79.8%
Construction Claims	36,000	14.6%	26,000	20.2%

Total	$247,000	100.0%	$129,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 30, 2006.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 30, 2007, our disclosure controls and procedures were effective. During the quarter ended March 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter under such indemnification obligation will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet as of March 31, 2007 and December 30, 2006. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of March 31, 2007 and December 30, 2006. From the shares held in escrow, shares totaling 632,075 representing $3,350,000 have been allocated at March 31, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

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

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, shares totaling 97,316 representing $515,777 has been allocated at March 31, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock upon satisfaction under the terms of an escrow agreement.

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

There has been no material changes pertaining to risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Item 2.	Unregistered Shares of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the first quarter ended March 31, 2007

Item 5.	Other Information

KJM Acquisition

On May 10, 2007, the Company acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM, with over 120 employees in nine offices throughout the United States, provides project management and project controls services primarily for the transportation and education markets. KJM is headquartered in Bellevue, Washington and provides the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

The purchase price was $9,350,000, consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) valued at $1,000,000. The Restricted Shares were valued based on the average closing price of Hill’s common stock for the ten trading days prior to the closing date. The Restricted Shares will be held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder.

For its fiscal year ended December 31, 2006, KJM’s unaudited financial results included total revenues of $16.4 million, net revenues of $14.4 million, gross profit of $7.3 million, and operating profit of $1.3 million. As of April 30, 2007, KJM had unaudited stockholder’s equity of $2.6 million and total backlog estimated at $21 million.

The acquisition of KJM will be accounted for under the purchase method of accounting and will be consolidated with the Company effective as of May 1, 2007. Since the Restricted Shares are subject to forfeiture, they will not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of the actual shares distributed to KJM’s selling shareholder will be accounted for as additional purchase consideration.

Item 6.	Exhibits

10.1	Stock Purchase Agreement between Hill International, Inc. and Karen J. Mask with respect to KJM & Associates, Ltd. effective as of May 1, 2007.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.
Dated: May 14, 2007
	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Duly Authorized Officer)
Dated: May 14, 2007
	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer