Form 10-Q
period 2007-06-30
Hill International, Inc.
filed 2007-08-10
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 25,176,358 shares of the Registrant’s Common Stock outstanding at August 3, 2007.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 30, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$9,178	$11,219
Cash - restricted	1,914	6,548
Accounts receivable, less allowance for doubtful accounts of $3,779 and $ 3,373	74,675	61,159
Accounts receivable - affiliates	338	691
Prepaid expenses and other current assets	3,582	3,575
Deferred income taxes	152	152

Total current assets	89,839	83,344
Property and equipment, net	5,878	5,515
Cash - restricted	3,495	3,738
Retainage receivable, less allowance for doubtful accounts of $38 and $ 30	796	830
Intangibles, net	7,760	8,076
Goodwill	22,764	16,072
Investment in affiliate	915	786
Other assets	638	632

Total assets	$132,085	$118,993

Liabilities and Stockholders’ Equity
Due to bank	$1,048	$618
Current maturities of notes payable	978	854
Current maturities of capital lease obligations	138	226
Accounts payable and accrued expenses	39,982	38,721
Income taxes payable	2,945	3,189
Other current liabilities	9,393	7,227

Total current liabilities	54,484	50,835
Notes payable, net of current maturities	14,939	9,421
Capital lease obligations, net of current maturities	111	168
Retainage payable	725	529
Deferred income taxes	1,574	1,197
Deferred revenue	4,749	5,701
Other liabilities	3,697	4,820

Total liabilities	80,279	72,671

Minority interest	184	286

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $ .0001 par value; 75,000,000 shares authorized, 22,831,100 shares and 22,830,000 shares issued at June 30, 2007 and December 30, 2006	2	2
Additional paid-in capital	38,227	38,058
Retained earnings	19,429	14,162
Accumulated other comprehensive income	641	491

	58,299	52,713
Less treasury stock of 529,742 shares at cost	(2,812)	(2,812)
Less stock held in escrow of 521,205 shares	(3,865)	(3,865)

Total stockholders’s equity	51,622	46,036

Total liabilities and stockholders’ equity	$132,085	$118,993

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$68,951	$43,482	$131,875	$80,290
Reimbursable expenses	20,527	15,484	38,889	26,941

Revenue, less reimbursable expenses	48,424	27,998	92,986	53,349
Direct expenses	25,952	15,875	49,519	29,837

Gross profit	22,472	12,123	43,467	23,512
Selling, general and administrative expenses	18,785	9,748	36,540	19,424
Equity in earnings of affiliates	(318)	(136)	(555)	(202)

Operating profit	4,005	2,511	7,482	4,290
Minority interest in income of subsidiaries	49	—	115	—
Interest expense, net	273	191	500	381

Income before provision for income taxes	3,683	2,320	6,867	3,909
Provision for income taxes	876	574	1,600	929

Net income	$2,807	$1,746	$5,267	$2,980

Basic earnings per common share	$0.11	$0.15	$0.21	$0.25

Basic weighted average common shares outstanding	24,601	12,051	24,601	12,041

Diluted earnings per common share	$0.10	$0.13	$0.18	$0.22

Diluted weighted average common shares outstanding	28,854	13,818	28,965	13,808

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$5,267	$2,980
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,454	622
Equity in earnings of affiliates	(555)	(202)
Minority interest in income of subsidiaries	119	—
Provision for bad debts	761	432
Deferred tax provision	377	7
Stock based compensation	164	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,320)	(11,559)
Accounts receivable - affiliates	353	367
Prepaid expenses and other current assets	92	(1,059)
Retainage receivable	34	(181)
Other assets	18	(202)
Accounts payable and accrued expenses	(301)	3,500
Income taxes payable	(259)	862
Deferred revenue	(952)	—
Other current liabilities	3,681	2,381
Retainage payable	196	167
Other liabilities	(1,123)	(18)

Net cash flows used in operating activities	(994)	(1,903)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(9,502)	165
Contributions to affiliate	(6)	—
Distributions from affiliate	528	269
Restricted cash	3,350	—
Purchase of minority interest in Knowles	(62)	—
Payments for purchase of property and equipment	(1,111)	(867)

Net cash flows used in investing activities	(6,803)	(433)

Cash flows from financing activities:
Due to bank	430	100
Proceeds from long-term debt	—	2,801
Payments on notes payable	(779)	(12,707)
Net proceeds (payments) on revolving loan borrowings	5,989	(354)
Dividends paid to subsidiaries’ minority stockholders	(166)	—
Advances to stockholder	—	(183)
Repayments from stockholders	—	1,008
Proceeds from issuance of common stock in merger, net of acquisition costs of $2,417	—	34,159
Proceeds from exercise of common stock warrants	5	—
Payments on capital lease obligations	(153)	(92)

Net cash flow provided by financing activities	5,326	24,732

Effect of exchange rate changes on cash	430	39

Net (decrease) increase in cash and cash equivalents	(2,041)	22,435
Cash and cash equivalents – beginning of period	11,219	2,716

Cash and cash equivalents – end of period	$9,178	$25,151

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – The Company

The Company was incorporated in Delaware in 2004 under the name Arpeggio Acquisition Corporation (“Arpeggio”), as a specified purpose acquisition corporation. On June 28, 2006, Arpeggio merged with Hill International, Inc. (“old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Following the merger, Arpeggio changed its name to Hill International, Inc. (“Hill” or “the Company”). The merger was accounted for as a reverse acquisition. Under this method of accounting, Arpeggio was treated as the “acquired” company for financial reporting purposes. Accordingly, the merger was treated as the equivalent of old Hill issuing stock for the net monetary assets of Arpeggio, accompanied by a recapitalization. The historical consolidated financial statements relate to the business of old Hill and its consolidated subsidiaries.

Note 2 – Basis of Presentation

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

Commencing in 2007, we changed our financial reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the three- and six-month periods ended June 30, 2007 is not significant.

Note 3 – Business Combination

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

The Company paid $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) initially valued at $1,000,000. The Restricted Shares were valued based on the average closing price of the Company’s common stock for the 10 trading days prior to the closing date. The Restricted Shares will be held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder.

For its fiscal year ended December 31, 2006, KJM’s unaudited financial results included total revenues of $16,400,000, net revenues of $14,400,000, gross profit of $7,300,000, and operating profit of $1,300,000. As of April 30, 2007, KJM had unaudited stockholder’s equity of $2,700,000 and total backlog estimated at $21,000,000. The results of operations and cash flows for the three- and six-month periods ended June 30, 2007 were not material.

The acquisition was accounted for under the purchase method of accounting, effective as of May 1, 2007, and accordingly, the results of operations and cash flows of KJM have been included in the accompanying Consolidated Financial Statements for the period subsequent to the effective date. Since the Restricted Shares are subject to forfeiture, they will not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of those shares actually distributed will be accounted for as additional purchase consideration.

At June 30, 2007, the total purchase price, including acquisition expenses of $182,000, but excluding the Restricted Shares, which constitute contingent consideration, was $8,532,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and the liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. Until the detailed valuation is completed, the Company has not yet assigned any value to intangible assets. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$4,109
Furniture and equipment	224
Other assets	120
Goodwill	5,841

Total assets acquired	10,294
Current liabilities assumed	(1,726)
Long term liabilities	(27)

Net assets acquired	$8,541

Note 4 – Comprehensive Income

The following table summarizes the Company’s comprehensive income for the fiscal periods ended June 30, 2007 and July 1, 2007:

	Three months ended		Six months ended
(in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$2,807	$1,746	$5,267	$2,980
Foreign currency translation adjustment, net of tax	(58)	77	150	39

Comprehensive income	$2,749	$1,823	$5,417	$3,019

Note 5 – Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	June 30, 2007	December 30, 2006
Billed	$63,979	$50,076
Retainage, current portion	4,768	3,754
Unbilled	9,707	10,702

	78,454	64,532
Allowance for doubtful accounts	(3,779)	(3,373)

	$74,675	$61,159

Note 6 – Intangible Assets

The following table summarizes the Company’s cost in excess of net assets acquired as of June 30, 2007 and December 30, 2006:

	June 30, 2007		December 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired contract rights	$2,139	$2,139	$2,139	$2,139
Customer relationships acquired in acquisitions	8,076	684	7,918	286
Trade names acquired in acquisitions	508	140	500	56

Total	$10,723	$2,963	$10,557	$2,481

Intangible assets less amortization, net	$7,760		$8,076

Amortization expense related to intangible assets totaled $243,000 and $38,000 for the three months ended June 30, 2007 and July 1, 2006, respectively, and totaled $482,000 and $107,000 for the six months ended June 30, 2007 and July 1, 2006. Estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2007(remaining 6 months)	$479
2008	958
2009	902
2010	792
2011	792

Note 7 – Goodwill

In accordance with Statement of Financial Accounting Standards(“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2007 (in thousands):

Segment	Balance at December 30, 2006	Additions	Translation Adjustments	Balance at June 30, 2007
Project Management	$—	$5,841	$—	$5,841
Construction Claims	16,072	510	341	16,923

Total	$16,072	$6,351	$341	$22,764

Note 8 – Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses at June 30, 2007 and December 30, 2006:

(in thousands)	June 30, 2007	December 30, 2006
Accounts payable	$14,186	$14,769
Accrued payroll	11,222	9,295
Accrued subcontractor fees	2,466	3,132
Accrued legal and professional cost	4,948	4,726
Other accrued expenses	7,160	6,799

	$39,982	$38,721

Note 9 – Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of June 30, 2007 and December 30, 2006:

	June 30, 2007	December 30, 2006
Current (included in the consolidated balance sheet in “Other current liabilities”)	$2,315	$2,646
Non-current	4,749	5,701

Total	$7,064	$8,347

Note 10 – Notes Payable

Outstanding debt obligations are as follows:

	June 30, 2007	December 30, 2006
	(in thousands)
Revolving credit loan payable to LaSalle Bank N.A. (“LaSalle”) up to $25,000,000, with interest rates at June 30, 2007 and December 30, 2006 of 0.25% plus LaSalle’s prime rate of 8.25% (or 8.50%) and 2.25% plus LIBOR of 4.59% (or 6.84%) at June 30, 2007 and 5.35% (or 7.60%) for December 30, 2006. The weighted average interest rate for all borrowings at June 30, 2007 and December 30, 2006 was 8.05% and 8.08%, respectively, collateralized by all domestic assets of the Company and a pledge of 66.67% of the outstanding capital stock of certain subsidiaries.(1)	$14,388	$8,398

Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,348,000 at June 30, 2007), with interest rates at June 30, 2007 and December 30, 2006 of 2.5% plus the Egnatia Bank prime base rate of 7.0% (or 9.5%) at June 30, 2007 and December 30, 2006, respectively, collateralized by certain assets of the Company.	175	171

Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8%.	1,152	1,421

Note payable for the purchase of the minority interest of a certain Knowles’ subsidiary with simple interest payable at 8% per annum with a maturity date of January 30, 2008.	90	—

Various other notes payable with interest rates ranging from 7.01% to 7.8%, expiring through March 2008 collateralized by the related financed equipment.	112	285

	15,917	10,275
Less current maturities	978	854

Notes payable, net of current maturities	$14,939	$9,421

(1)	At June 30, 2007, the Company had $6,018,000 in outstanding letters of credit which reduce availability under the revolving credit facility.

Note 11 – Supplemental Cash Flow Information

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

On April 9, 2007, the Company issued 2,300,000 shares of its common stock in connection with the earn-out provision of the merger agreement with Arpeggio.

The following table provides additional cash flow information:

	Six months ended
In thousands	June 30, 2007	July 1, 2006
Interest paid	$679	$485

Income taxes paid	$1,133	$278

Note 12 – Equity in Earnings of Affiliates

Stanley Baker Hill, LLC

Equity in earnings of affiliates reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc., and Hill.

SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

At June 30, 2007 and December 30, 2006, the Company reported receivables totaling $338,000 and $691,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2007 and July 1, 2006 was $1,905,000 and $756,000, respectively and for the six-month periods ended June 30, 2007 and July 1, 2006 was $3,137,000 and $1,320,000, respectively.

Pike/Hill Joint Venture

There were no distributions from the Pike/Hill joint venture during the three- or six month periods ended June 30, 2007 and July 1, 2006.

Note 13 – Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants, if dilutive. Dilutive shares were 4,252,584 shares and 1,767,000 shares for the three-month periods ended June 30, 2007 and July 1, 2006, respectively, and were 4,364,613 shares and 1,767,000 shares for the six-month periods ended June 30, 2007 and July 1, 2006, respectively. Certain stock options and warrants were excluded from the 2007 calculations of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 1,710,659 shares and 13,600,000 shares for the three-month periods ended June 30, 2007 and July 1, 2006, respectively, and 1,443,702 shares and 13,600,000 shares for the six-month periods ended June 30, 2007 and July 1, 2006, respectively. The 2,300,000 common shares, which were issued in April 2007 in connection with the 2006 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2007, in both the basic and diluted weighted average shares for the three- and six-month periods ended June 30, 2007.

Note 14 – Share-Based Compensation

At June 30, 2007, the Company had 855,000 options outstanding with a weighted average exercise price of $7.62. During the six months ended June 30, 2007, the Company granted 840,000 options, which vest over a five-year period, with a weighted average exercise price of $7.69 and a contractual life of seven years. The aggregate fair value of the options was $2,560,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate the fair value were: expected life – five years; volatility – 37.4% and risk free interest rate – 4.48%. During 2007, options for 10,000 shares with a weighted average exercise price of $7.67 were forfeited.

Charges to expense are included in selling, general and administrative expenses in the Consolidated Statement of Operations and amounted to $125,000 for the three-month period ended June 30, 2007 and $164,000 for the six-month period ended June 30, 2007.

On February 28, 2007, the Board of Directors approved for future issuance 340,000 shares of restricted common stock to certain of its employees. Such shares will be issued at the fair market value on the date of grant and will vest over a period of five years from the date of grant. Upon issuance, the Company will record compensation expense ratably over five years.

Note 15 – Warrants

The Company has 13,598,900 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. During the six months ended June 30, 2007, holders exercised 1,100 warrants and the Company received proceeds of $5,500.

In connection with its Initial Public Offering, Arpeggio issued an option for $100 to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. Each Unit consists of one share of the Company’s common stock and warrants to purchase two shares of the Company’s common stock at an exercise price of $6.25 per share. The option has not yet been exercised and expires in June 2009.

Note 16 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of our fiscal year. As a result of the implementation of FIN 48, the Company has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions which would require a cumulative effect adjustment to retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As a result of its acquisition of Knowles, the Company has an ongoing audit with Inland Revenue for two Knowles affiliates for the years ended in 2000 through 2005. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2004.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2007, the Company had accrued $1.7 million for interest and penalties.

Note 17 – Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three and six-month periods ended June 30, 2007 and July 1, 2006 (in thousands):

Three Months Ended:

Revenue:

	Three months ended
	June 30, 2007	July 1, 2006
Project Management	$48,525	$38,591
Construction Claims	20,426	4,891

Total	$68,951	$43,482

Operating Profit:

	Three months ended
	June 30, 2007	July 1, 2006
Project Management before equity in earnings of affiliates	$4,633	$3,810
Equity in earnings of affiliates	318	136

	4,951	3,946
Construction Claims	2,256	614
Corporate Expenses	(3,202)	(2,049)

Total	$4,005	$2,511

Depreciation and Amortization Expense:

	Three months ended
	June 30, 2007	July 1, 2006
Project Management	$159	$177
Construction Claims	527	85

Subtotal segments	686	262
Corporate	75	62

Total	$761	$324

Total Revenue by Geographic Region:

	Three months ended
	June 30, 2007	July 1, 2006
Americas	$32,175	$22,476
Europe	18,094	6,354
Middle East	16,700	14,652
Asia / Pacific	1,982	—

Total	$68,951	$43,482

Total Revenue by Client Type:

	Three months ended
	June 30, 2007	July 1, 2006
U.S. federal government	$5,222	$3,870
State, local and quasi-government	24,137	14,661
Foreign government	10,450	7,293
Private sector	29,142	17,658

Total	$68,951	$43,482

Six Months Ended:

Revenue:

	Six months ended
	June 30, 2007	July 1, 2006
Project Management	$92,375	$70,860
Construction Claims	39,500	9,430

Total	$131,875	$80,290

Operating Profit:

	Six months ended
	June 30, 2007	July 1, 2006
Project Management before equity in earnings of affiliates	$9,790	$7,854
Equity in earnings of affiliates	555	202

	10,345	8,056
Construction Claims	3,876	1,178
Corporate Expenses	(6,739)	(4,944)

Total	$7,482	$4,290

Depreciation and Amortization Expense:

	Six months ended
	June 30, 2007	July 1, 2006
Project Management	$289	$347
Construction Claims	1,022	166

Subtotal segments	1,311	513
Corporate	143	109

Total	$1,454	$622

Total Revenue by Geographic Region:

	Six months ended
	June 30, 2007	July 1, 2006
Americas	$60,575	$42,529
Europe	34,185	10,798
Middle East	33,457	26,963
Asia / Pacific	3,658	—

Total	$131,875	$80,290

Total Revenue By Client Type:

	Six months ended
	June 30, 2007	July 1, 2006
U.S. federal government	$9,556	$8,105
State, local and quasi-government	42,954	27,012
Foreign government	19,173	12,614
Private sector	60,192	32,559

Total	$131,875	$80,290

Total Assets by Geographic Region:

	June 30, 2007	December 30, 2006
Americas	$48,053	$38,109
Europe	56,501	53,609
Middle East	24,056	24,133
Asia / Pacific	3,475	3,142

Total	$132,085	$118,993

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2007	December 30, 2006
Americas	$2,514	$1,911
Europe	2,083	2,264
Middle East	1,040	1,100
Asia / Pacific	241	240

Total	$5,878	$5,515

Note 18 – Concentrations

The Company had one client that accounted for 19% of total revenue and one client that accounted for 13% of revenue less reimbursable expenses (“RLRE) for the three months ended June 30, 2007, respectively, and two clients that collectively accounted for 34% of total revenue and one client that accounted for 17% of RLRE for the three months ended July 1, 2006, respectively.

The Company had one client that accounted for 18% of total revenue and one client that accounted for 12% of RLRE for the six months ended June 30, 2007, respectively, and two clients that collectively accounted for 32% of total revenue and one client that accounted for 17% of RLRE for the six months ended July 1, 2006, respectively.

None of the Company’s clients accounted for 10% or more of accounts receivable as of June 30, 2007. One client accounted for 10% of accounts receivable as of December 30, 2006.

The Company has several contracts with U.S. federal government agencies that account for 8% and 9% of total revenue during the three month period ended June 30, 2007 and July 1, 2006, respectively, and 7% and 10% of total revenue during six month period ended June 30, 2007 and July 1, 2006, respectively.

Note 19 – Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of June 30, 2007. At December 30, 2006, a previously posted letter of credit was secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of June 30, 2007 and December 30, 2006. From the shares held in escrow, 451,665 shares representing $3,350,000 has been allocated at June 30, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

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

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, 69,540 shares representing $515,777 has been allocated at June 30, 2007 to the Company for satisfaction of the judgment and will be placed in treasury upon satisfaction under the terms of an escrow agreement.

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

Note 20 – Subsequent Events

Subsequent to June 30, 2007, the Company has received proceeds amounting to $2,875,000 upon the exercise of warrants to purchase 575,000 shares of its common stock at an exercise price of $5.00 per share.

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

Commencing in 2007, we changed our reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the three- and six-month periods ended June 30, 2007 is not significant.

Three Months Ended June 30, 2007 Compared to

Three Months Ended July 1, 2006

Results of Operations

Revenue

	Three months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$48,525	70.4%	$38,591	88.8%	$9,934	25.7%
Construction Claims	20,426	29.6%	4,891	11.2%	15,535	317.6%

Total	$68,951	100.0%	$43,482	100.0%	$25,469	58.6%

The increase in project management revenue consists of a $2,935,000 increase in foreign project management revenue and a $6,999,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $1,067,000 increase generated in the Middle East and a $1,868,000 increase generated in Europe due to new projects. The increase in domestic project management revenue was primarily due to a $3,224,000 increase in our New York City office where several projects began during 2006 and 2007. Of this increase, $1,549,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. An increase in revenue of $1,275,000 for the Iraq projects and $3,124,000 in revenue for KJM & Associates, Ltd. (“KJM”) (acquired effective May 1, 2007) also contributed to the increase in domestic project management revenue.

The increase in construction claims revenue is due to a $14,213,000 increase in foreign construction claims revenue and an increase of $1,322,000 in domestic construction claims revenue. The increase in foreign construction claims revenue consists of $11,518,000 generated in Europe and Asia Pacific, primarily as a result of the acquisition of Knowles in August 2006, a $1,715,000 increase in our London office (excluding Knowles) and an increase of $980,000 in the Middle East, primarily due to the Knowles acquisition. The Company believes that the integration is progressing as expected, and the former Knowles operations in the U.S. and Middle East have been consolidated into Hill effective January 1, 2007. The increase in domestic claims revenue of $1,322,000 is principally attributable to an increase of $803,000 in our New Jersey office, an increase of $175,000 in the West Coast offices (San Francisco and Los Angeles) and an increase of $188,000 in our Washington DC office as a result of increased business development efforts.

Reimbursable Expenses

	Three months ended
	June 30, 2007		July 1, 2006		Change
( in thousands)	$	%	$	%	$	%
Project Management	$16,950	82.6%	$15,013	97.0%	$1,937	12.9%
Construction Claims	3,577	17.4%	471	3.0%	3,106	659.4%

Total	$20,527	100.0%	$15,484	100.0%	$5,043	32.6%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was primarily due to a $1,549,000 increase in reimbursable subcontractors’ fees in our New York City office as described above. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is due to the expansion of our business in Europe and Asia Pacific in the amount of $2,162,000 primarily due to Knowles and an increase of $738,000 in our London office (excluding Knowles).

Revenue Less Reimbursable Expenses

	Three months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$31,575	65.2%	$23,578	84.2%	$7,997	33.9%
Construction Claims	16,849	34.8%	4,420	15.8%	12,429	281.2%

Total	$48,424	100.0%	$27,998	100.0%	$20,426	73.0%

Project management RLRE increased at a greater rate than project management revenues because reimbursable expenses did not increase proportionately with revenues. Construction claims RLRE grew in Europe and Asia Pacific in the amount of $9,357,000 primarily due to the acquisition of Knowles. Claims RLRE growth did not keep pace with the increase in revenue due to the increased use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2007.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, Iraq reconstruction efforts funded by the United States government have led to additional work for us. The recent acquisition of KJM has provided our Project Management Group with new and expanded geographic coverage and opportunities in the West and Southwest United States.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

Direct Expenses

	Three months ended
	June 30, 2007		% of RLRE	July 1, 2006		% of RLRE	Change
(in thousands)	$	%		$	%		$	%
Project Management	$18,161	70.0%	57.5%	$14,211	89.5%	60.3%	$3,950	27.8%
Construction Claims	7,791	30.0%	46.2%	1,664	10.5%	37.6%	6,127	368.2%

Total	$25,952	100.0%	53.6%	$15,875	100.0%	56.7%	$10,077	63.5%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase is principally due to an increase in direct labor of $3,910,000 required to produce the increase in RLRE.

The construction claims direct expense increase is primarily due to an increase in direct labor of $6,139,000 required to produce the increase in RLRE.

Gross Profit

	Three months ended
	June 30, 2007		% of RLRE	July 1, 2006		% of RLRE	Change
(in thousands)	$	%		$	%		$	%
Project Management	$13,414	59.7%	42.5%	$9,367	77.3%	39.7%	$4,047	43.2%
Construction Claims	9,058	40.3%	53.8%	2,756	22.7%	62.4%	6,302	228.7%

Total	$22,472	100.0%	46.4%	$12,123	100.0%	43.3%	$10,349	85.4%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increase included $4,716,000 in Europe and Asia Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of RLRE is due to the higher portion of the RLRE from construction claims (principally due to the Knowles acquisition) which has significantly higher gross profit margins than project management.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	% of RLRE	$	% of RLRE	$	%
SG&A Expenses	$18,785	38.8%	$9,748	34.8%	$9,037	92.7%

SG&A increased as a percentage of RLRE is partially attributable to increased costs associated with becoming a publicly held company since June 28, 2006.

The increase in selling, general and administrative expenses is primarily attributable to the following:

•	An increase of $3,863,000 due to the selling, general and administrative expenses of Knowles’ operations in Europe and Asia Pacific, excluding amortization of intangibles.

•

An increase in unapplied and indirect labor expense of $2,849,000 due to increases in staff required to produce and support the increase in revenue as well as a build-up of corporate headquarters staffing in connection with becoming a public company in late June 2006. This includes $793,000 for KJM which was acquired effective May 1, 2007.

•	An increase of $320,000 in insurance expense due to the increase in work volume and offices overseas.

•	An increase in bad debt expense of $304,000.

•	An increase of $299,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements principally associated with becoming a public company.

•	An increase of $251,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s growing overseas operations.

•	An increase of $225,000 in rent expense due to expansion in London and Europe in support of revenue and staff growth and $120,000 increase due to KJM.

•

An increase of $205,000 in amortization expense due primarily to $232,000 of amortization of intangibles acquired in the Knowles acquisition and a decrease of $38,000 for other intangibles which were fully amortized by the end of 2006.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $182,000, from $136,000 in the three months ended July 1, 2006 to $318,000 in the three months ended June 30, 2007.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating income was $4,005,000, which increased principally due to higher RLRE and gross profit, partially offset by higher direct and SG&A expenses.

Interest Expense, net

Net interest expense increased in the three months ended June 30, 2007 as compared to the three months ended July 1, 2006, primarily due to net interest expense of $79,000 attributable to the Knowles acquisition.

Income Taxes

The provision for income taxes increased by $302,000 in the first three months of 2007 over the comparable prior year period principally due to higher taxable income.

The effective tax rates for the three months ended June 30, 2007 and July 1, 2006 were 23.8% and 24.7%, respectively, principally due to the effect of lower foreign income tax rates.

Net Income

Our net income was $2,807,000, or $.10 per diluted share, for the three months ended June 30, 2007 based upon 28,854,000 diluted shares outstanding as compared to net income of $1,746,000, or $0.13 per diluted share, in the three months ended July 1, 2006 based upon 13,818,000 diluted shares outstanding. The diluted income per share for 2007 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved by $1,061,000, or 60.8%, due to an increase in RLRE and an increase in gross profit as a percent of RLRE, partially offset by higher direct, SG&A, interest and tax expenses.

Six Months Ended June 30, 2007 Compared to

Six Months Ended July 1, 2006

Results of Operations

Revenue

	Six months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$92,375	70.0%	$70,860	88.3%	$21,515	30.4%
Construction Claims	39,500	30.0%	9,430	11.7%	30,070	318.9%

Total	$131,875	100.0%	$80,290	100.0%	$51,585	64.2%

The increase in project management revenue consists of an $8,548,000 increase in foreign project management revenue and a $12,967,000 increase in domestic project management revenue. The increase in foreign project management revenue was due to a $4,551,000 increase generated in the Middle East and a $3,997,000 increase generated in Europe due to business development efforts which resulted in new projects. The increase in domestic project management revenue was primarily due to a $8,676,000 increase in our New York City office where several projects began during 2007 and the second half of 2006. Of this increase, $5,539,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. An increase in revenue of $1,961,000 for the Iraq projects and $3,124,000 in revenue for KJM (acquired effective May 1, 2007) also contributed to the increase in domestic project management revenue.

The increase in construction claims revenue is due to a $27,809,000 increase in foreign construction claims revenue and an increase of $2,261,000 in domestic construction claims revenue. The increase in foreign construction claims revenue consists of $22,851,000 generated in Europe and Asia Pacific, primarily as a result of the acquisition of Knowles in August 2006, a $3,016,000 increase in our London office (excluding Knowles) and an increase of $1,942,000 in the Middle East, primarily due to the Knowles acquisition. The Company believes that the integration is progressing as expected, and the former Knowles operations in the U.S. and Middle East have been consolidated into Hill effective January 1, 2007. The increase in domestic claims revenue of $2,261,000 is principally attributable to an increase of $1,493,000 in our New Jersey office and an increase of $516,000 in the West Coast offices (San Francisco and Los Angeles) resulting from new contract awards.

Reimbursable Expenses

	Six months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$32,399	83.3%	$26,282	97.6%	$6,117	23.3%
Construction Claims	6,490	16.7%	659	2.4%	5,831	884.8%

Total	$38,889	100.0%	$26,941	100.0%	$11,948	44.3%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was primarily due to a $5,539,000 increase in reimbursable subcontractors’ fees in our New York City office as described above. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is due to the expansion of our business in Europe and Asia Pacific in the amount of $4,334,000 primarily due to Knowles and an increase of $1,098,000 in our London office.

Revenue Less Reimbursable Expenses

	Six months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$59,976	64.5%	$44,578	83.6%	$15,398	34.5%
Construction Claims	33,010	35.5%	8,771	16.4%	24,239	276.3%

Total	$92,986	100.0%	$53,349	100.0%	$39,637	74.3%

Project management RLRE increased at a greater rate than project management revenues because reimbursable expenses, primarily attributable to the use of subcontractors, did not increase proportionately with revenues. Construction claims RLRE grew in Europe and Asia Pacific in the amount of $18,506,000 primarily due to the acquisition of Knowles. Claims RLRE growth did not keep pace with the increase in revenue due to the increased use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2007.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain and Oman) where we do business. In addition, Iraq reconstruction efforts funded by the United States government have led to additional contracts for us. The recent acquisition of KJM has provided our Project Management Group with new and expanded geographic coverage and opportunities in the West and Southwest United States.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

Direct Expenses

	Six months ended
	June 30, 2007		% of RLRE	July 1, 2006		% of RLRE	Change
(in thousands)	$	%		$	%		$	%
Project Management	$34,593	69.9%	57.7%	$26,290	88.1%	59.0%	$8,303	31.6%
Construction Claims	14,926	30.1%	45.2%	3,547	11.9%	40.4%	11,379	320.8%

Total	$49,519	100.0%	53.3%	$29,837	100.0%	55.9%	$19,682	66.0%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase is principally due to an increase in direct labor of $8,231,000 required to produce the increase in RLRE.

The construction claims direct expense increase is primarily due to an increase in direct labor of $11,388,000 required to produce the increase in RLRE. Direct expenses as a percentage of RLRE decreased in the six months ended June 30, 2007 as compared to the six months ended July 1, 2006 due to the increase in construction claims RLRE as a percentage of total RLRE. The construction claims business typically has less direct expenses as compared to the project management business.

Gross Profit

	Six months ended
	June 30, 2007		% of RLRE	July 1, 2006		% of RLRE	Change
(in thousands)	$	%		$	%		$	%
Project Management	$25,383	58.4%	42.3%	$18,288	77.8%	41.0%	$7,095	38.8%
Construction Claims	18,084	41.6%	54.8%	5,224	22.2%	59.6%	12,860	246.2%

Total	$43,467	100.0%	46.7%	$23,512	100.0%	44.1%	$19,956	84.9%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increase included $9,538,000 in Europe and Asia Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of RLRE is due to the higher portion of the RLRE from construction claims (principally due to the Knowles acquisition) which has significantly higher gross profit margins than project management.

Selling, General and Administrative (“SG&A”) Expenses

	Six months ended
	June 30, 2007		July 1, 2006		Change
(in thousands)	$	% of RLRE	$	% of RLRE	$	%
SG&A Expenses	$36,540	39.3%	$19,424	36.4%	$17,116	88.1%

The increase in SG&A is partially attributable to increased costs associated with becoming a publicly held company since June 28, 2006.

The increase in selling, general and administrative expenses is primarily attributable to the following:

•	An increase of $8,027,000 due to the selling, general and administrative expenses of Knowles’ operations in Europe and Asia Pacific, excluding amortization of intangibles.

•

An increase in unapplied and indirect labor expense of $5,280,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with becoming a public company. This includes $793,000 for KJM which was acquired on May 1, 2007.

•	An increase of $885,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements principally associated with becoming a public company.

•	An increase of $418,000 in insurance expense due to the increase in work volume and offices overseas.

•	An increase of $384,000 in rent expense due to expansion in London and Europe in support of revenue and staff growth and $120,000 increase due to KJM.

•	An increase of $381,000 in administrative travel expense related to corporate executive and business development travel in support of the growing overseas operations.

•

An increase of $374,000 in amortization expense due primarily to $461,000 of amortization of intangibles acquired in the Knowles acquisition and a decrease of $75,000 for other intangibles which were fully amortized by the end of 2006.

•	An increase in bad debt expense of $206,000.

•	An increase in telephone expense of $187,000 due to the increase in staffing and work volume.

•	An increase in recruiting expense of $186,000 due to growth in staff hiring needs.

These increases in SG&A expenses were partially offset by a decrease in legal fees of $622,000 primarily related to the Wartsila and Sims litigation cases during 2006 (see Note 19 to the Consolidated Financial Statements).

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $353,000 from $202,000 for the six months ended July 1, 2006 to $555,000 for the six months ended June 30, 2007.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating income was $7,482,000, which increased principally due to higher RLRE and gross profit, partially offset by higher direct and SG&A expenses.

Interest Expense, net

Net interest expense increased as compared to the six months ended July 1, 2006, primarily due to net interest expense of $108,000 attributable to the Knowles acquisition.

Income Taxes

The provision for income taxes increased by $671,000 in the first half of 2007 over the comparable prior year period principally due to a higher taxable income in 2007.

The effective tax rates for the six months ended June 30, 2007 July 1, 2006 were 23% and 24%, respectively, principally due to the effect of lower foreign income tax rates.

Net Income

Our net income was $5,267,000, or $.18 per diluted share, for the six months ended June 30, 2007 based upon 28,965,000 diluted shares outstanding as compared to net income of $2,980,000, or $0.22 per diluted share, for the six months ended July 1, 2006 based upon 13,808,000 diluted shares outstanding. The diluted income per share for 2007 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in late June 2006. Overall profitability improved by $2,287,000, or 76.7%, due to an increase in RLRE and an increase in gross profit as a percent of RLRE, partially offset by higher direct, SG&A, interest and tax expenses.

Liquidity and Capital Resources

Historically, we have funded our business activities with cash flow from operations and borrowings under credit facilities.

Credit Facilities

On December 18, 2006, we entered into a loan and security agreement with LaSalle Bank N.A. (“LaSalle”), which provides for up to $25,000,000 to be made available to us on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $10,000,000. The Credit Facility is secured by all of our domestic assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility is for a term extending until January 1, 2010. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At June 30, 2007 the applicable margins were 25 basis points above LaSalle’s prime rate and 225 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At June 30, 2007, the Company was in compliance with all of the financial covenants.

We currently have three additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 5,000,000 AED (approximately $1,400,000 at June 30, 2007) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2007 was 5.5%, plus 2.0%. At June 30, 2007, there were no outstanding borrowings under this facility.

•

A credit facility with a European bank for 1,000,000 Euros (approximately $1,348,000 at June 30, 2007) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at June 30, 2007 was 7.0%, plus 2.5%. At June 30, 2007, we had borrowings of approximately $175,000 under this facility.

Additional Capital Requirements

The $8,350,000 cash component of the purchase consideration for KJM & Associates, Ltd. was provided from our revolving credit facility in May 2007.

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into a credit agreement that allows for borrowings up to $25,000,000 with LaSalle Bank N.A. However we may seek additional debt financing beyond this amount.

Sources of Additional Capital

After providing for $7,263,000 in letters of credit, we had $4,028,000 available for borrowing under our revolving credit facility with LaSalle Bank N.A. at August 1, 2007. The term of the facility extends through January 1, 2010.

At June 30, 2007, we had warrants outstanding to purchase 13,598,900 shares of our common stock at an exercise price of $5.00 per share and an option to purchase 300,000 units for a price of $9.90 per unit. Each such unit consists of one share of our common stock and two warrants to purchase shares of our common stock at $6.25 each. All of the warrants expire on June 23, 2008. During the six months ended June 30, 2007, holders exercised 1,100 warrants and the Company received proceeds of $5,500. Subsequent to June 30, 2007, we have received proceeds amounting to $2,875,000 upon the exercise of warrants to purchase 575,000 shares of the Company’s common stock at an exercise price of $5.00 per share. If all the outstanding warrants and the option were to be exercised, we would receive additional cash proceeds of $74,714,500, less expenses and any amounts paid to a solicitation agent.

We cannot provide any assurance that we will find other sources of financing, or that any of the outstanding warrants or options will be exercised.

Cash Flow Activity during the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, our cash decreased by $2,041,000 to $9,178,000. Cash used in operations was $994,000, cash used in investing activities was $6,803,000 and cash provided by financing activities was $5,326,000. We also experienced an increase in cash of $430,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2007 was $994,000. Cash provided by operations is attributable to net income of $5,267,000 for the year adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $1,454,000;

•	bad debt expense of $761,000;

•	equity in earnings of affiliates of $555,000;

•	a deferred tax provision of $377,000;

•	stock based compensation expense of $164,000;

Working capital changes which increased cash provided from operations included the following:

•	an increase in accounts receivable - affiliates of $353,000 due to the timing of collections from SBH;

•	an increase in other current liabilities of $3,681,000 primarily due to the growth of business and the timing of payments relating to contracts.

Working capital changes which decreased cash provided from operations included the following:

•	an increase in accounts receivable of $10,320,000 due to increased revenue; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•	decreases in accounts payable and accrued expenses of $301,000, principally relating to increases in operating expenses due to our growth;

•	a decrease in other liabilities of $1,123,000 due primarily to the payment of liabilities related to early leave terminations;

•	a decrease in deferred revenue of $952,000 primarily due to the timing of work performed on projects in Europe;

Investing Activities

Net cash used in investing activities was $6,803,000. We paid $9,502,000, excluding acquisition expenses, principally in connection with the acquisition of KJM which provides our Project Management Group with new and expanded geographic coverage and opportunities in the West and Southwest United States and for the acquisition of the minority interest in a subsidiary of Knowles. We spent approximately $1,111,000 to purchase computers, office equipment, software and furniture and fixtures. We received $528,000 as distribution from affiliates. We also received $3,350,000 previously held as collateral for a letter of credit in connection with a legal judgement against the company.

Financing Activities

Net cash provided by financing activities was $5,326,000. Due to bank increased $430,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received net advances on our senior credit facility of $5,989,000. We also made payments on capital leases of $153,000 and other bank borrowings of $779,000. When some of our subsidiaries paid dividends, approximately $166,000 was distributed to the minority stockholders. We also received $5,500 from the exercise of warrants.

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

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. The schedule below represents our backlog as of June 30, 2007. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue less reimbursable expenses (“RLRE”). Project management backlog is evaluated by management, on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is largely a reflection of the broader economic trends being experienced by our clients and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At June 30, 2007, our backlog was approximately $294,000,000 compared to approximately $257,000,000 at March 31, 2007. We estimate that approximately $150,000,000, or 51%, of the backlog at June 30, 2007 will be recognized during the twelve months subsequent to June 30, 2007.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of June 30, 2007, approximately $217,000,000 or 74%, of our backlog was in category (1) and approximately $77,000,000 or 26%, of our backlog was in category (2). We generally do not track and therefore have not disclosed whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
In thousands	$	%	$	%
As of June 30, 2007:
Project Management	$263,000	89.5%	$130,000	86.7%
Construction Claims	31,000	10.5%	20,000	13.3%

Total	$294,000	100.0%	$150,000	100.0%

As of March 31, 2007:
Project Management	$224,000	87.2%	$111,000	82.8%
Construction Claims	33,000	12.8%	23,000	17.2%

Total	$257,000	100.0%	$134,000	100.0%

As of December 31, 2006:
Project Management	$211,000	85.4%	$103,000	79.8%
Construction Claims	36,000	14.6%	26,000	20.2%

Total	$247,000	100.0%	$129,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 30, 2006.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. During the second quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of June 30, 2007. At December 30, 2006, a previously posted letter of credit was secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of June 30, 2007 and December 30, 2006. From the shares held in escrow, 451,665 shares representing $3,350,000 have been allocated at June 30, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

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

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, 69,540 shares representing $515,777 have been allocated at June 30, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock upon satisfaction under the terms of an escrow agreement.

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

We held our Annual Meeting of Stockholders on June 18, 2007. At the Annual Meeting, our stockholders voted on the following proposal identified in our Proxy Statement dated April 30, 2007:

(1)	Vote for the Election of Directors:

The following directors were elected to serve as members of our Board of Directors:

	For	Withheld
Irvin E. Richter	18,094,769	2,280,328
Eric S. Rosenfeld	18,092,769	2,282,328
William J. Doyle	20,351,114	23,983

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated:	August 10, 2007
		By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Dated:	August 10, 2007

		By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer