Form 10-Q
period 2007-09-30
Hill International, Inc.
filed 2007-11-13
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

There were 28,594,836 shares of the Registrant’s Common Stock outstanding at November 2, 2007.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART 1—FINANCIAL INFORMATION

Item 1.	Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 30,
	2007	2006
	(Unaudited)
Assets
Cash and cash equivalents	$13,198	$11,219
Cash - restricted	2,739	6,548
Accounts receivable, less allowance for doubtful accounts of $4,659 and $3,373	77,902	61,159
Accounts receivable - affiliates	2,055	691
Prepaid expenses and other current assets	5,269	3,575
Deferred income taxes	152	152

Total current assets	101,315	83,344
Property and equipment, net	6,145	5,515
Cash - restricted	2,389	3,738
Retainage receivable, less allowance for doubtful accounts of $38 and $30	802	830
Intangibles, net	10,760	8,076
Goodwill	21,743	16,072
Investment in affiliate	1,788	786
Other assets	712	632

Total assets	$145,654	$118,993

Liabilities and Stockholders’ Equity
Due to bank	$998	$618
Current maturities of notes payable	978	854
Current maturities of capital lease obligations	175	226
Accounts payable and accrued expenses	42,069	38,721
Income taxes payable	3,927	3,189
Other current liabilities	9,424	7,227

Total current liabilities	57,571	50,835
Notes payable, net of current maturities	6,184	9,421
Capital lease obligations, net of current maturities	35	168
Retainage payable	844	529
Deferred income taxes	1,165	1,197
Deferred revenue	12,038	5,701
Other liabilities	5,732	4,820

Total liabilities	83,569	72,671

Minority interest	185	286

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 26,336,372 shares and 22,830,000 shares issued at September 30, 2007 and December 30, 2006	3	2
Additional paid-in capital	44,469	38,058
Retained earnings	23,229	14,162
Accumulated other comprehensive income	876	491

	68,577	52,713

Less treasury stock of 599,282 shares at September 30, 2007 and 529,742 shares at December 31, 2006, at cost	(3,327)	(2,812)
Less stock held in escrow of 451,665 shares	(3,350)	(3,865)

Total stockholders’ equity	61,900	46,036

Total liabilities and stockholders’ equity	$145,654	$118,993

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue	$72,177	$49,866	$204,052	$130,156
Reimbursable expenses	20,713	15,837	59,602	42,778

Revenue, less reimbursable expenses	51,464	34,029	144,450	87,378

Direct expenses	26,867	18,774	76,386	48,611

Gross profit	24,597	15,255	68,064	38,767
Selling, general and administrative expenses	20,335	11,892	56,875	31,317
Equity in earnings of affiliates	(875)	(331)	(1,430)	(533)

Operating profit	5,137	3,694	12,619	7,983
Minority interest in income of subsidiaries	61	13	176	13
Interest expense (income), net	217	(36)	717	345

Income before provision for income taxes	4,859	3,717	11,726	7,625
Provision for income taxes	1,059	806	2,659	1,735

Net income	$3,800	$2,911	$9,067	$5,890

Basic earnings per common share	$0.15	$0.13	$0.36	$0.38

Basic weighted average common shares outstanding	25,259	22,284	24,849	15,504

Diluted earnings per common share	$0.13	$0.12	$0.31	$0.35

Diluted weighted average common shares outstanding	29,602	23,513	29,202	16,931

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$9,067	$5,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,869	1,032
Equity in earnings of affiliates	(1,430)	(533)
Minority interest in income of subsidiaries	123	13
Provision for bad debts	1,497	840
Deferred tax provision	(33)	(833)
Stock based compensation	318	59
Tax benefit from stock plan	—	957
Stock issued to Board of Directors	70	77
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,283)	(20,304)
Accounts receivable - affiliates	(1,364)	158
Prepaid expenses and other current assets	(1,455)	(605)
Retainage receivable	28	160
Other assets	(58)	(152)
Accounts payable and accrued expenses	1,791	3,730
Income taxes payable	723	744
Deferred revenue	6,017	—
Other current liabilities	2,214	(3,301)
Retainage payable	315	2,576
Other liabilities	(304)	(41)

Net cash flows provided by (used in) operating activities	6,105	(9,533)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(8,552)	(10,444)
Contributions to affiliate	(6)	—
Distributions from affiliate	528	269
Restricted cash	3,350	(3,350)
Purchase of minority interest in Knowles	(62)	—
Payments for purchase of property and equipment	(2,318)	(1,411)

Net cash flows used in investing activities	(7,060)	(14,936)

Cash flows from financing activities:
Due to bank	380	(176)
Proceeds from long-term debt	—	2,801
Payments on notes payable	(878)	(12,757)
Net proceeds (payments) on revolving loan borrowings	(2,811)	1,174
Dividends paid to subsidiaries’ minority stockholders	(166)	—
Advances to stockholder	—	(183)
Repayments from stockholders	—	1,008
Proceeds from issuance of common stock in merger, net of acquisition costs of $2,417	—	34,095
Proceeds from exercise of common stock warrants	5,882	—
Payments on capital lease obligations	(199)	(166)

Net cash flow provided by financing activities	2,208	25,796

Effect of exchange rate changes on cash	726	(143)

Net increase in cash and cash equivalents	1,979	1,184
Cash and cash equivalents – beginning of period	11,219	2,716

Cash and cash equivalents – end of period	$13,198	$3,900

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

Commencing in 2007, we changed our financial reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the three- and nine-month periods ended September 30, 2007 is not significant.

Note 3—Acquisition

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

For its fiscal year ended December 31, 2006, KJM’s unaudited financial results included total revenues of $16,400,000, net revenues of $14,400,000, gross profit of $7,300,000, and operating profit of $1,300,000. As of April 30, 2007, KJM had unaudited stockholder’s equity of $2,700,000 and total backlog estimated at $21,000,000. The results of operations and cash flows for the three- and nine-month periods ended September 30, 2007 were not material. KJM was fully integrated into Hill on September 1, 2007.

The acquisition was accounted for under the purchase method of accounting, effective as of May 1, 2007, and accordingly, the results of operations and cash flows of KJM have been included in the accompanying Consolidated Financial Statements for the period subsequent to the effective date. At September 30, 2007, the total purchase price, including acquisition expenses of $202,000, but excluding the Restricted Shares, which constitute contingent consideration, was $8,552,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$4,109
Furniture and equipment	224
Other assets	111
Acquired intangibles	3,345
Goodwill	2,516

Total assets acquired	10,305
Current liabilities assumed	(1,726)
Long term liabilities	(27)

Net assets acquired	$8,552

Note 4—Comprehensive Income

The following table summarizes the Company’s comprehensive income for the fiscal periods ended September 30, 2007 and September 30, 2006:

	Three months ended		Nine months ended
(in thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$3,800	$2,911	$9,067	$5,890
Foreign currency translation adjustment, net of tax	235	(104)	385	(143)

Comprehensive income	$4,035	$2,807	$9,452	$5,747

Note 5—Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	September 30, 2007	December 30, 2006
Billed	$63,128	$50,076
Retainage, current portion	4,794	3,754
Unbilled	14,639	10,702

	82,561	64,532
Allowance for doubtful accounts	(4,659)	(3,373)

	$77,902	$61,159

Note 6—Intangible Assets

The following table summarizes the Company’s cost in excess of net assets acquired as of September 30, 2007 and December 30, 2006:

	September 30, 2007		December 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired contract rights	$2,505	$2,224	$2,139	$2,139
Customer relationships acquired in acquisitions	11,085	1,038	7,918	286
Trade names acquired in acquisitions	628	211	500	56
Covenant not to compete	17	2	—	—

Total	$14,235	$3,475	$10,557	$2,481

Intangible assets less amortization, net	$10,760		$8,076

Amortization expense related to intangible assets totaled $475,000 and $38,000 for the three months ended September 30, 2007 and September 30, 2006, respectively, and totaled $958,000 and $146,000 for the nine months ended September 30, 2007 and September 30, 2006. Estimated amortization expense based on our present intangible assets for the next five years is as follows:

Year ending December 31,	Estimated amortization expense
(in thousands)
2007 (remaining 3 months)	$376
2008	1,484
2009	1,242
2010	1,097
2011	1,079

Note 7—Goodwill

In accordance with Statement of Financial Accounting Standards(“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2007 and noted no impairment for either of its reporting units.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2007 (in thousands):

Segment	Balance at December 30, 2006	Additions	Translation Adjustments	Balance at September 30, 2007
Project Management	$—	$2,516	$—	$2,516
Construction Claims	16,072	2,525	630	19,227

Total	$16,072	$5,041	$630	$21,743

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses at September 30, 2007 and December 30, 2006:

(in thousands)	September 30, 2007	December 30, 2006
Accounts payable	$14,033	$14,769
Accrued payroll	12,913	9,295
Accrued subcontractor fees	5,250	3,132
Accrued legal and professional cost	4,529	4,726
Other accrued expenses	5,344	6,799

	$42,069	$38,721

Note 9—Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of September 30, 2007 and December 30, 2006:

	September 30, 2007	December 30, 2006
Current (included in the consolidated balance sheet in “Other current liabilities”)	$2,326	$2,646
Non-current	12,038	5,701

Total	$14,364	$8,347

Note 10—Notes Payable

Outstanding debt obligations are as follows:

	September 30, 2007	December 30, 2006
	(in thousands)
Revolving credit loan payable to LaSalle Bank N.A. (“LaSalle”) up to $25,000,000(1), with interest rates of 0.25 plus LaSalle’s prime rate of 8.00% (or 8.25%) at September 30, 2007 and 8.25% (or 8.50%) at December 30, 2006 and 2.25% plus LIBOR of 4.61% (or 6.86%) at September 30, 2007 and 5.35% (or 7.60%) at December 30, 2006. The weighted average interest rate for all borrowings at September 30, 2007 and December 30, 2006 was 7.27% and 8.08%, respectively. The loan is collateralized by all domestic assets of the Company and a pledge of 66.67% of the outstanding capital stock of certain subsidiaries; the Company is also subject to certain financial covenants.(2) See Note 20.	$5,588	$8,398

Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,422,000 at September 30, 2007), with interest rates at September 30, 2007 and December 30, 2006 of 2.5% plus the Egnatia Bank prime base rate of 7.0% (or 9.5%) at September 30, 2007 and December 30, 2006, respectively, collateralized by certain assets of the Company.	184	171

Note payable for Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% maturing February 1, 2009.	1,198	1,421

Note payable for the purchase of the minority interest of a certain Knowles’ subsidiary with simple interest payable at 8% per annum with a maturity date of January 30, 2008.	90	—

Various other notes payable with interest rates ranging from 7.01% to 7.8%, expiring through March 2008 collateralized by the related financed equipment.	102	285

	7,162	10,275
Less current maturities	978	854

Notes payable, net of current maturities	$6,184	$9,421

(1)	At September 30, 2007, the Company had $7,429,000 in outstanding letters of credit which reduce availability under the revolving credit facility.
(2)	At September 30, 2007, the Company was in compliance with all the financial covenants.

Note 11—Supplemental Cash Flow Information

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

On August 9, 2007, the Company issued 30,000 shares of its common stock to non-employee members of the Board of Directors as partial compensation for services. The shares had a fair market value of $210,000 on the date of grant and the Company is recognizing expense ratably as services are rendered over a one year period.

In connection with the finalization of the fair values of assets acquired and liabilities assumed in the Knowles acquisition, the Company provided for additional accrued liabilities and other liabilities amounting to $2,101,000 and $1,214,000, respectively, which resulted in a corresponding increase of $3,315,000 in goodwill in the claims consulting segment.

In connection with the acquisition of the minority interest of a Knowles subsidiary, the Company issued a note payable amounting to $90,000 which increased goodwill in the claims consulting segment.

The following table provides additional cash flow information:

	Nine months ended
In thousands	September 30, 2007	September 30, 2006
Interest paid	$902	$513

Income taxes paid	$1,327	$303

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

At September 30, 2007 and December 30, 2006, the Company reported receivables totaling $2,055,000 and $691,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended September 30, 2007 and September 30, 2006 was $4,788,000 and $1,255,000, respectively and for the nine-month periods ended September 30, 2007 and September 30, 2006 was $7,925,000 and $2,600,000, respectively.

Note 13—Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 4,342,072 shares and 1,228,709 shares for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and were 4,353,138 shares and 1,427,551 shares for the nine-month periods ended September 30, 2007 and September 1, 2006, respectively. Certain stock options and warrants were excluded from the 2007 calculations of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 825,978 shares and 25,000 shares for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and 1,532,436 shares and 13,600,000 shares for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively. The 2,300,000 common shares, which were issued in April 2007 in connection with the 2006 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2007, in both the basic and diluted weighted average shares for the three- and nine-month periods ended September 30, 2007.

Note 14—Share-Based Compensation

At September 30, 2007, the Company had 865,000 options outstanding with a weighted average exercise price of $7.60. During the nine months ended September 30, 2007, the Company granted 905,000 options, which vest over a five-year period, with a weighted average exercise price of $7.66 and a contractual life of seven years. The aggregate fair value of the options was $2,725,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate the fair value were: expected life – five years; volatility – 37.1% and risk free interest rate – 4.47%. During 2007, options for 65,000 shares with a weighted average exercise price of $7.60 were forfeited.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the Consolidated Statement of Earnings totaling $155,000 for the three-month period ended September 30, 2007 and $318,000 for the nine-month period ended September 30, 2007.

On February 28, 2007, the Board of Directors approved for future issuance 340,000 shares of restricted common stock to certain of its employees. Such shares will be issued at the fair market value on the date of grant and will vest over a period of five years from the date of grant. Upon issuance, the Company will record compensation expense ratably over five years.

Note 15—Warrants and Units

At September 30, 2007, the Company had 12,423,628 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. On October 23, 2007, the Company notified the warrant holders of its intention to redeem the warrants on November 23, 2007. During the nine-months ended September 30, 2007, holders exercised 1,176,372 warrants and the Company received proceeds of $5,881,860. See Note 20.

In connection with its Initial Public Offering, Arpeggio issued an option for $100 to the representative of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit, although the Units may be exercised on a cashless basis. Each Unit consists of one share of the Company’s common stock and warrants to purchase two shares of the Company’s common stock at an exercise price of $6.25 per share. The option expires in June 2009. See Note 20.

Note 16—Income Taxes

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

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2007, the Company had accrued $2.3 million for potential interest and penalties related to uncertain tax positions.

Note 17—Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 (in thousands):

Three Months Ended:

Revenue:

	Three months ended
	September 30, 2007	September 30, 2006
Project Management	$51,748	$40,457
Construction Claims	20,429	9,409

Total	$72,177	$49,866

Operating Profit:

	Three months ended
	September 30, 2007	September 30, 2006
Project Management before equity in earnings of affiliates	$6,286	$4,531
Equity in earnings of affiliates	875	331

	7,161	4,862
Construction Claims	1,773	702
Corporate Expenses	(3,797)	(1,870)

Total	$5,137	$3,694

Depreciation and Amortization Expense:

	Three months ended
	September 30, 2007	September 30, 2006
Project Management	$407	$156
Construction Claims	915	192

Subtotal segments	1,322	348
Corporate	93	62

Total	$1,415	$410

Revenue by Geographic Region:

	Three months ended
	September 30, 2007	September 30, 2006
Americas	$36,214	$23,415
Europe	17,028	11,307
Middle East	16,763	15,144
Asia / Pacific	2,172	—

Total	$72,177	$49,866

Revenue by Client Type:

	Three months ended
	September 30, 2007	September 30, 2006
U.S. federal government	$13,898	$4,394
State, local and quasi-government	19,692	14,321
Foreign government	8,674	8,547
Private sector	29,913	22,604

Total	$72,177	$49,866

Nine Months Ended:

Revenue:

	Nine months ended
	September 30, 2007	September 30, 2006
Project Management	$144,123	$111,317
Construction Claims	59,929	18,839

Total	$204,052	$130,156

Operating Profit:

	Nine months ended
	September 30, 2007	September 30, 2006
Project Management before equity in earnings of affiliates	$16,076	$12,385
Equity in earnings of affiliates	1,430	533

	17,506	12,918
Construction Claims	5,649	1,881
Corporate Expenses	(10,536)	(6,816)

Total	$12,619	$7,983

Depreciation and Amortization Expense:

	Nine months ended
	September 30, 2007	September 30, 2006
Project Management	$696	$504
Construction Claims	1,937	357

Subtotal segments	2,633	861
Corporate	236	171

Total	$2,869	$1,032

Revenue by Geographic Region:

	Nine months ended
	September 30, 2007	September 30, 2006
Americas	$96,789	$65,945
Europe	51,213	22,105
Middle East	50,220	42,106
Asia / Pacific	5,830	—

Total	$204,052	$130,156

Revenue By Client Type:

	Nine months ended
	September 30, 2007	September 30, 2006
U.S. federal government	$23,454	$12,499
State, local and quasi-government	62,646	41,305
Foreign government	27,847	21,343
Private sector	90,105	55,009

Total	$204,052	$130,156

Total Assets by Geographic Region:

	September 30, 2007	December 30, 2006
Americas	$51,804	$38,109
Europe	61,546	53,609
Middle East	28,990	24,133
Asia / Pacific	3,314	3,142

Total	$145,654	$118,993

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2007	December 30, 2006
Americas	$3,207	$1,911
Europe	1,622	2,264
Middle East	1,084	1,100
Asia / Pacific	232	240

Total	$6,145	$5,515

Note 18—Concentrations

The Company had one client, the City of New York, that accounted for 12% of total revenue for the three months ended September 30, 2007, and two clients, the City of New York and Nakheel Corporation, that collectively accounted for 28% of total revenue for the three months ended September 30, 2006 and one client, Nakheel Corporation, that accounted for 14% of RLRE for the three months ended September 30, 2006.

The Company had one client, the City of New York, that accounted for 16% of total revenue and one client, Nakheel Corporation, that accounted for 10% of RLRE for the nine months ended September 30, 2007, and two clients, the City of New York and Nakheel Corporation, that collectively accounted for 31% of total revenue and one client, Nakheel Corporation that accounted for 16% of RLRE for the nine months ended September 30, 2006.

None of the Company’s clients accounted for 10% or more of accounts receivable as of September 30, 2007. One client, the City of New York, accounted for 10% of accounts receivable as of December 30, 2006.

The Company has several contracts with U.S. federal government agencies that account for 19% and 9% of total revenue during the three-month period ended September 30, 2007 and September 30, 2006, respectively, and 12% and 10% of total revenue during nine-month period ended September 30, 2007 and September 30, 2006, respectively.

Note 19—Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of old Hill had escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of September 30, 2007. At December 30, 2006, a previously posted letter of credit was secured by cash collateral which was included in “cash-restricted” on the Company’s Consolidated Balance Sheet. The Company also recorded an accrued liability in the amount of $3,350,000 which is included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet at September 30, 2007 and December 30, 2006. From the shares held in escrow, 451,665 shares representing $3,350,000 have been allocated at September 30, 2007 for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of old Hill had escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of

September 30, 2005 was to be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, 69,540 shares representing $515,777 were released to the Company on July 16, 2007 for satisfaction of the judgment amount in excess of the amount accrued and have been placed in treasury.

On May 23, 2007 Hill filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). Hill was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The Company believes that Bachmann’s counterclaim is without merit.

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

Note 20—Subsequent Events

Notes Payable

On October 15, 2007, the Company amended its credit facility with LaSalle Bank N.A. increasing the secured revolving credit facility from $25,000,000 to $35,000,000; increasing the letter of credit subfacility from $10,000,000 to $20,000,000; extending the term of the facility by one year to January 1, 2011; and increasing the amount of the minimum net worth that the Company covenants to maintain from $35,000,000 to $45,000,000.

Warrants

From October 1, 2007 through November 2, 2007, the Company received proceeds amounting to $13,246,780 upon the exercise of warrants to purchase 2,649,356 shares of its common stock at an exercise price of $5.00 per share.

Representative’s Units

On October 22, 2007, holders exercised on a cashless basis 288,000 unit purchase options and the underlying warrants resulting in the issuance of 208,390 shares of the Company’s common stock. These options were part of 300,000 unit purchase options that were granted to the representatives of the underwriters in connection with the initial public offering of Arpeggio in June 2004. There remain outstanding 12,000 unit purchase options.

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

Commencing in 2007, we changed our reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the three- and nine-month periods ended September 30, 2007 is not significant.

Three Months Ended September 30, 2007 Compared to

Three Months Ended September 30, 2006

Results of Operations

Revenue

	Three months ended
	September 30, 2007		September 30, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$51,748	71.7%	$40,457	81.1%	$11,291	27.9%
Construction Claims	20,429	28.3%	9,409	18.9%	11,020	117.1%

Total	$72,177	100.0%	$49,866	100.0%	$22,311	44.7%

The increase in project management revenue consists of a $10,900,000 increase in domestic project management revenue and a $391,000 increase in foreign project management revenue. The increase in domestic project management revenue was primarily due to a $4,041,000 increase in our New York City office where several projects began during 2006 and 2007. Of this increase, $2,643,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. An increase in revenue of $3,532,000 for the Iraq projects and $3,924,000 in revenue for KJM & Associates, Ltd. (“KJM”) (acquired effective May 1, 2007) also contributed to the increase in domestic project management revenue. The increase in foreign project management revenue was due to a $779,000 increase generated in the Middle East and a $388,000 decrease generated in Europe. Middle East revenues continue to increase in the United Arab Emirates as well as an expansion into Saudi Arabia. In Europe, the decrease primarily consisted of lower use of sub-consultants which was offset by lower reimbursable expenses.

The increase in construction claims revenue is due to a $10,599,000 increase in foreign construction claims revenue and an increase of $421,000 in domestic construction claims revenue. The increase in foreign construction claims revenue consists of $7,746,000 generated in Europe and Asia/Pacific, primarily as a result of the acquisition of Knowles in August 2006, a $2,013,000 increase in our London office (excluding Knowles) and an increase of $840,000 in the Middle East, primarily due to the Knowles acquisition. The Knowles operations in the U.S. and Middle East were consolidated into Hill effective January 1, 2007, and the integration of the other Knowles operations is now substantially complete. The increase in domestic claims revenue of $421,000 is principally attributable to an increase of $967,000 in our New Jersey office and an increase of $214,000 in our Washington DC office. In addition, the West Cost offices (San Francisco and Los Angeles) had a decrease of $807,000 due to the wind down of two large claim assignments.

Reimbursable Expenses

	Three months ended
	September 30, 2007		September 30, 2006		Change
( in thousands)	$	%	$	%	$	%
Project Management	$16,722	80.7%	$14,893	94.0%	$1,829	12.3%
Construction Claims	3,991	19.3%	944	6.0%	3,047	322.8%

Total	$20,713	100.0%	$15,837	100.0%	$4,876	30.8%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was primarily due to a $2,643,000 increase in reimbursable subcontractors’ fees in our New York City office, partially offset by lower use of subcontractors overseas, as described above. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is due to the expansion of our business in Europe and Asia/Pacific in the amount of $1,896,000 primarily due to Knowles and an increase of $1,058,000 in our London office (excluding Knowles).

Revenue Less Reimbursable Expenses

	Three months ended
	September 30, 2007		September 30, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$35,026	68.1%	$25,564	75.1%	$9,462	37.0%
Construction Claims	16,438	31.9%	8,465	24.9%	7,973	94.2%

Total	$51,464	100.0%	$34,029	100.0%	$17,435	51.2%

Project management RLRE increased at a greater rate than project management revenues because reimbursable expenses did not increase proportionately with revenues. Construction claims RLRE grew in Europe and Asia/Pacific in the amount of $5,849,000 primarily due to the acquisition of Knowles. Claims RLRE growth did not keep pace with the increase in revenue due to the increased use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2007.

A significant trend in the distribution of our RLRE in recent years has been the increase of RLRE attributable to the Middle East. Growth in our RLRE in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain, Oman and Saudi Arabia) where we do business. Iraq reconstruction efforts funded by the United States government have led to additional work for us. The recent acquisition of KJM has provided our Project Management Group with new and expanded geographic coverage and opportunities in the West and Southwest United States.

We measure the performance of many of our key operating metrics as a percentage of RLRE, as we believe that this is a better measure of operating performance than total revenue. Throughout this discussion we have used RLRE as the denominator in many of our ratios.

Direct Expenses

	Three months ended
	September 30, 2007		% of	September 30, 2006		% of	Change
(in thousands)	$	%	RLRE	$	%	RLRE	$	%
Project Management	$19,522	72.7%	55.7%	$14,736	78.5%	57.6%	$4,786	32.5%
Construction Claims	7,345	27.3%	44.7%	4,038	21.5%	47.7%	3,307	81.9%

Total	$26,867	100.0%	52.2%	$18,774	100.0%	55.2%	$8,093	43.1%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase is principally due to an increase in direct labor of $4,748,000 required to produce the increase in RLRE.

The construction claims direct expense increase is primarily due to an increase in direct labor of $3,312,000 required to produce the increase in RLRE.

Gross Profit

	Three months ended
	September 30, 2007		% of	September 30, 2006		% of	Change
(in thousands)	$	%	RLRE	$	%	RLRE	$	%
Project Management	$15,504	63.0%	44.3%	$10,828	71.0%	42.4%	$4,676	43.2%
Construction Claims	9,093	37.0%	55.3%	4,427	29.0%	52.3%	4,666	105.4%

Total	$24,597	100.0%	47.8%	$15,255	100.0%	44.8%	$9,342	61.2%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increase included $2,923,000 in Europe and Asia/Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of RLRE is due to the higher portion of the RLRE from construction claims (principally due to the Knowles acquisition) which has significantly higher gross profit margins than project management.

Selling, General and Administrative (“SG&A”) Expenses

Three months ended
	September 30, 2007		September 30, 2006		Change
		% of		% of
(in thousands)	$	RLRE	$	RLRE	$	%
SG&A Expenses	$20,335	39.5%	$11,892	34.9%	$8,443	71.0%

SG&A increased as a percentage of RLRE which is partially attributable to increased costs associated with becoming a publicly held company since June 28, 2006.

The increase in selling, general and administrative expenses is primarily attributable to the following:

•	An increase of $2,511,000 due to the selling, general and administrative expenses of Knowles’ operations in Europe and Asia/Pacific, excluding amortization of intangibles.

•

An increase in unapplied and indirect labor expense of $3,108,000 due to increases in staff required to produce and support the increase in revenue as well as a build-up of corporate headquarters staffing in connection with becoming a public company in late June 2006. This includes $1,142,000 for KJM which was acquired effective May 1, 2007.

•	An increase of $202,000 in insurance expense due to the increase in work volume and offices overseas.

•	An increase in legal fees of $366,000 due primarily to a $300,000 insurance reimbursement on the Wartsila case received in 2006 which lowered our legal fees in that period.

•	An increase of $100,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements.

•	An increase of $415,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $311,000 in rent expense due to expansion in Europe in support of revenue and staff growth and $217,000 increase due to KJM.

•	An increase of $437,000 in amortization expense due primarily to $236,000 of increased amortization of intangibles acquired in the Knowles acquisition and $228,000 in the KJM acquisition.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $544,000, from $331,000 in the three months ended September 30, 2006 to $875,000 in the three months ended September 30, 2007. SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating income was $5,137,000, which increased principally due to higher RLRE and gross profit, partially offset by higher direct and SG&A expenses.

Interest Expense, net

Net interest expense increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to increased borrowings for funds required for the acquisition of KJM.

Income Taxes

The provision for income taxes increased by $253,000 in the third quarter of 2007 over the comparable prior year period principally due to higher taxable income.

The effective tax rates for the three months ended September 30, 2007 and September 30, 2006 were 21.8% and 21.7%, respectively, which are lower than the statutory federal income tax rate of 34% principally due to the effect of lower foreign income tax rates.

Net Income

Our net income was $3,800,000, or $0.13 per diluted share, for the three months ended September 30, 2007 based upon 29,602,000 diluted shares outstanding as compared to net income of $2,911,000, or $0.12 per diluted share, in the three months ended September 30, 2006 based upon 23,513,000 diluted shares outstanding. The diluted income per share for 2007 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved by $889,000, or 30.5%, due to an increase in RLRE and an increase in gross profit as a percent of RLRE, partially offset by higher direct, SG&A, interest and tax expenses.

Nine Months Ended September 30, 2007 Compared to

Nine Months Ended September 30, 2006

Results of Operations

Revenue

	Nine months ended
	September 30, 2007		September 30, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$144,123	70.6%	$111,317	85.5%	$32,806	29.5%
Construction Claims	59,929	29.4%	18,839	14.5%	41,090	218.1%

Total	$204,052	100.0%	$130,156	100.0%	$73,896	56.8%

The increase in project management revenue consists of a $23,866,000 increase in domestic project management revenue and a $8,940,000 increase in foreign project management revenue. The increase in domestic project management revenue was primarily due to a $12,717,000 increase in our New York City office where several projects began during 2007 and the second half of 2006. Of this increase, $8,183,000 was for use of subcontractors. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. An increase in revenue of $5,492,000 for the Iraq projects and $7,047,000 in revenue for KJM (acquired effective May 1, 2007) also contributed to the increase in domestic project management revenue. The increase in foreign project management revenue was due to a $5,331,000 increase generated in the Middle East and a $3,609,000 increase generated in Europe.

The increase in construction claims revenue is due to a $38,409,000 increase in foreign construction claims revenue and an increase of $2,681,000 in domestic construction claims revenue. The increase in foreign construction claims revenue consists of $30,596,000 generated in Europe and Asia/Pacific, primarily as a result of the acquisition of Knowles in August 2006, a $5,030,000 increase in our London office (excluding Knowles) and an increase of $2,783,000 in the Middle East, primarily due to the Knowles acquisition. The Knowles operations in the U.S. and Middle East were consolidated into Hill effective January 1, 2007, and integration of the other Knowles operations is now substantially complete. The increase in domestic claims revenue of $2,681,000 is principally attributable to an increase of $2,459,000 in our New Jersey office resulting from new contract awards.

Reimbursable Expenses

	Nine months ended
	September 30, 2007		September 30, 2006		Change
( in thousands)	$	%	$	%	$	%
Project Management	$49,121	82.4%	$41,175	96.3%	$7,946	19.3%
Construction Claims	10,481	17.6%	1,603	3.7%	8,878	553.8%

Total	$59,602	100.0%	$42,778	100.0%	$16,824	39.3%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was primarily due to a $8,183,000 increase in reimbursable subcontractors’ fees in our New York City office, partially offset by lower use of subcontractors overseas, as described above. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is due to the expansion of our business in Europe and Asia/Pacific in the amount of $6,240,000 primarily due to Knowles and an increase of $2,156,000 in our London office.

Revenue Less Reimbursable Expenses

	Nine months ended
	September 30, 2007		September 30, 2006		Change
(in thousands)	$	%	$	%	$	%
Project Management	$95,002	65.8%	$70,142	80.3%	$24,860	35.4%
Construction Claims	49,448	34.2%	17,236	19.7%	32,212	186.9%

Total	$144,450	100.0%	$87,378	100.0%	$57,072	65.3%

Project management RLRE increased at a greater rate than project management revenues because reimbursable expenses, primarily attributable to the use of subcontractors, did not increase proportionately with revenues. Construction claims RLRE grew in Europe and Asia/Pacific in the amount of $24,356,000 primarily due to the acquisition of Knowles. Claims RLRE growth did not keep pace with the increase in revenue due to the increased use of subcontractors and higher other reimbursable expenses related to the construction claims business in 2007.

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

Direct Expenses

	Nine months ended
	September 30, 2007		% of	September 30, 2006		% of	Change
(in thousands)	$	%	RLRE	$	%	RLRE	$	%
Project Management	$54,115	70.8%	57.0%	$41,026	84.4%	58.5%	$13,089	31.9%
Construction Claims	22,271	29.2%	45.0%	7,585	15.6%	44.0%	14,686	193.6%

Total	$76,386	100.0%	52.9%	$48,611	100.0%	55.6%	$27,775	57.1%

Direct expenses consist of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The project management direct expense increase is principally due to an increase in direct labor of $12,980,000 required to produce the increase in RLRE.

The construction claims direct expense increase is primarily due to an increase in direct labor of $14,700,000 required to produce the increase in RLRE. Direct expenses as a percentage of RLRE decreased in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to the increase in construction claims RLRE as a percentage of total RLRE. The construction claims business typically has less direct expenses as compared to the project management business.

Gross Profit

	Nine months ended
	September 30, 2007		% of	September 30, 2006		% of	Change
(in thousands)	$	%	RLRE	$	%	RLRE	$	%
Project Management	$40,887	60.1%	43.0%	$29,116	75.1%	41.5%	$11,771	40.4%
Construction Claims	27,177	39.9%	55.0%	9,651	24.9%	56.0%	17,526	181.6%

Total	$68,064	100.0%	47.1%	$38,767	100.0%	44.4%	$29,297	75.6%

The increase in gross profit is the result of the increase in RLRE for both project management and construction claims. The construction claims increase included $12,462,000 in Europe and Asia/Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of RLRE is due to the higher portion of the RLRE from construction claims (principally due to the Knowles acquisition) which has significantly higher gross profit margins than project management.

Selling, General and Administrative (“SG&A”) Expenses

	Nine months ended
	September 30, 2007		September 30, 2006		Change
(in thousands)	$	% of RLRE	$	% of RLRE	$	%
SG&A Expenses	$56,875	39.4%	$31,317	35.8%	$25,558	81.6%

The increase in SG&A is partially attributable to increased costs associated with becoming a publicly held company since June 28, 2006.

The increase in selling, general and administrative expenses is primarily attributable to the following:

•	An increase of $10,537,000 due to the selling, general and administrative expenses of Knowles’ operations in Europe and Asia/Pacific, excluding amortization of intangibles.

•

An increase in unapplied and indirect labor expense of $8,388,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with becoming a public company. This includes $1,935,000 for KJM which was acquired effective May 1, 2007.

•

An increase of $984,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements principally associated with becoming a public company in June 2006.

•	An increase of $621,000 in insurance expense due to the increase in work volume and offices overseas.

•	An increase of $695,000 in rent expense due to expansion in Europe in support of revenue and staff growth and $337,000 increase due to KJM.

•	An increase of $796,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•

An increase of $811,000 in amortization expense due primarily to $697,000 of amortization of increased intangibles acquired in the Knowles acquisition, $228,000 in the KJM acquisition and a decrease of $114,000 for other intangibles which were fully amortized by the end of 2006.

•	An increase in telephone expense of $325,000 due to the increase in staffing and work volume.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $897,000 from $533,000 for the nine months ended September 30, 2006 to $1,430,000 for the nine months ended September 30, 2007.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating income was $12,619,000, which increased principally due to higher RLRE and gross profit, partially offset by higher direct and SG&A expenses.

Interest Expense, net

Net interest expense increased $372,000 as compared to the nine months ended September 30, 2006, primarily due to increased borrowings for the KJM acquisition.

Income Taxes

The provision for income taxes increased by $924,000 for the nine months ended September 30, 2007 over the comparable prior year period principally due to a higher taxable income in 2007.

The effective tax rates for the nine months ended September 30, 2007 and September 30, 2006 were 22.7% and 22.8%, respectively which are lower than the statutory federal income tax rate of 34% principally due to the effect of lower foreign income tax rates.

Net Income

Our net income was $9,067,000, or $0.31 per diluted share, for the nine months ended September 30, 2007 based upon 29,202,000 diluted shares outstanding as compared to net income of $5,890,000, or $0.35 per diluted share, for the nine months ended September 30, 2006 based upon 16,931,000 diluted shares outstanding. The diluted income per share for 2007 was unfavorably impacted by additional shares and warrants outstanding due to the merger of Hill and Arpeggio in late June 2006. Overall profitability improved by $3,177,000, or 53.9%, due to an increase in RLRE and an increase in gross profit as a percent of RLRE, partially offset by higher direct, SG&A, interest and tax expenses.

Liquidity and Capital Resources

Historically, we have funded our business activities with cash flow from operations and borrowings under credit facilities.

Credit Facilities

On December 18, 2006, we entered into a loan and security agreement with LaSalle Bank N.A. (“LaSalle”), which provides for up to $25,000,000 to be made available to us on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $10,000,000. On October 15, 2007, the Credit Facility was amended to increase availability under the loan to $35,000,000 and to increase the sub-facility to $20,000,000. The Credit Facility is secured by all of our domestic assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The amended Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At September 30, 2007, the applicable margins were zero basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At September 30, 2007, the Company was in compliance with all of the financial covenants.

We currently have two additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 5,000,000 AED (approximately $1,400,000 at September 30, 2007) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates Inter-Bank Offer Rate (“EIBOR”), which at September 30, 2007 was 5.26%, plus 2.0%. At September 30, 2007, there were no outstanding borrowings under this facility.

•

A credit facility with a European bank for 1,000,000 Euros (approximately $1,348,000 at September 30, 2007) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at September 30, 2007 was 7.0%, plus 2.5%. At September 30, 2007, we had borrowings of approximately $175,000 under this facility.

Additional Capital Requirements

The $8,350,000 cash component of the purchase consideration for KJM & Associates, Ltd. was provided from our revolving credit facility in May 2007.

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into a credit agreement that allows for borrowings up to $35,000,000 with LaSalle Bank N.A. However we may seek additional debt financing beyond this amount.

Sources of Additional Capital

After providing for $7,659,000 in letters of credit, we had $27,154,000 available for borrowing under our revolving credit facility with LaSalle Bank N.A. at October 31, 2007.

At September 30, 2007, we had warrants outstanding to purchase 12,423,628 shares of our common stock at an exercise price of $5.00 per share. All of the warrants expire on June 23, 2008. During the nine months ended September 30, 2007, holders exercised 1,176,372 warrants and the Company received proceeds of $5,881,860. From October 1, 2007 through November 2, 2007, the Company received proceeds amounting to $13,246,780 upon the exercise of warrants to purchase 2,649,356 shares of its common stock at an exercise price of $5.00 per share. The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. On October 23, 2007, the Company notified the warrant holders of its intention to redeem the warrants on November 23, 2007.

At September 30, 2007, the Company had an outstanding option to sell 300,000 units for a price of $9.90 per unit. Each such unit consists of one share of our common stock and two warrants to purchase shares of our common stock at $6.25 each. On October 22, 2007, the holders exercised on a cashless basis 288,000 units and the underlying warrants resulting in the issuance of 208,390 shares of our common stock.

If all the outstanding warrants were to be exercised, we would receive additional cash proceeds of $49,443,490, less expenses and any amounts paid to a solicitation agent.

We cannot provide any assurance that we will find other sources of financing, or that any of the outstanding warrants or options will be exercised.

Cash Flow Activity during the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2007, our cash increased by $1,979,000 to $13,198,000. Cash provided by operations was $6,105,000, cash used in investing activities was $7,060,000 and cash provided by financing activities was $2,208,000. We also experienced an increase in cash of $726,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $6,105,000. Cash provided by operations is attributable to net income of $9,067,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $2,869,000;

•	bad debt expense of $1,497,000;

•	equity in earnings of affiliates of $1,430,000;

•	a deferred tax provision of $33,000; and

•	stock-based compensation expense, including shares issued to certain Board members, of $388,000;

Working capital changes which increased cash provided from operations included the following:

•	increases in accounts payable and accrued expenses of $1,791,000, principally relating to increases in operating expenses due to our growth;

•	an increase in deferred revenue of $6,017,000 primarily due to the timing of advanced payments on projects in Europe; and

•	an increase in other current liabilities of $2,214,000 primarily due to the growth of business and the timing of payments relating to contracts.

•	Working capital changes which decreased cash provided from operations included the following:

•	an increase in accounts receivable of $14,283,000 due to increased revenue;

•	an increase in accounts receivable - affiliates of $1,364,000 due to the timing of collections from SBH; and

•	an increase in prepaid expenses and other current assets of $1,455,000.

Investing Activities

Net cash used in investing activities was $7,060,000. We paid $8,350,000, excluding acquisition expenses, in connection with the acquisition of KJM which provided our Project Management Group with new and expanded geographic coverage and opportunities in the West and Southwest United States. We spent approximately $2,318,000 to purchase computers, office equipment, software and furniture and fixtures. We received $528,000 as distribution from affiliates. We also received $3,350,000 previously held as collateral for a letter of credit in connection with a legal judgment against the Company.

Financing Activities

Net cash provided by financing activities was $2,208,000. Due to bank increased $380,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We made net payments on our Credit Facility of $2,811,000. We also made payments on capital leases of $199,000 and other bank borrowings of $878,000. When some of our subsidiaries paid dividends, approximately $166,000 was distributed to the minority stockholders. We also received $5,882,000 from the exercise of warrants.

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

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. The schedule below represents our backlog as of September 30, 2007. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue less reimbursable expenses (“RLRE”). Project management backlog is evaluated by management, on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is largely a reflection of the broader economic trends being experienced by our clients and is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At September 30, 2007, our backlog was approximately $380,000,000 compared to approximately $294,000,000 at June 30, 2007. We estimate that approximately $179,000,000, or 47%, of the backlog at September 30, 2007 will be recognized during the twelve months subsequent to September 30, 2007.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of September 30, 2007, approximately $310,000,000 or 81%, of our backlog was in category (1) and approximately $70,000,000 or 18%, of our backlog was in category (2). We generally do not track and therefore have not disclosed whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
In thousands	$	%	$	%
As of September 30, 2007
Project Management	$349,000	91.8%	$156,000	86.7%
Construction Claims	31,000	8.2%	23,000	13.3%

Total	$380,000	100.0%	$179,000	100.0%

As of June 30, 2007
Project Management	$263,000	89.5%	$130,000	86.7%
Construction Claims	31,000	10.5%	20,000	13.3%

Total	$294,000	100.0%	$150,000	100.0%

As of December 31, 2006:
Project Management	$211,000	85.4%	$103,000	79.8%
Construction Claims	36,000	14.6%	26,000	20.2%

Total	$247,000	100.0%	$129,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. During the third quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of September 30, 2007. At December 30, 2006, a previously posted letter of credit was secured by cash collateral and included in “cash-restricted” on the Company’s Consolidated Balance Sheet. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s Consolidated Balance Sheet as of September 30, 2007 and December 30, 2006. From the shares held in escrow, 451,665 shares representing $3,350,000 have been allocated at September 30, 2007 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the Consolidated Financial Statements, stockholders of the pre-merger Hill International, Inc. have escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 will be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, 69,540 shares representing $515,777 have been released to the Company on July 16, 2007 for satisfaction of the judgment amount in excess of the amount accrued and have been placed in treasury.

On May 23, 2007 Hill filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). Hill was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The Company believes that Bachmann’s counterclaim is without merit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On November 12, 2007, in response to new NASDAQ listing requirements that mandate that all NASDAQ listed companies become eligible to participate in the “Direct Registration System” for their outstanding securities, the Board of Directors adopted a resolution which amends Article V, Section 1, of the Bylaws, to provide that shares of stock of the Company may be issued and held in either certificated or uncertificated form.

A copy of the Amended and Restated Bylaws of the Company, reflecting the amendments adopted by the Board on November 12, 2007, is attached hereto as Exhibit 3.2.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws of Hill International, Inc.

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.
Dated: November 13, 2007

	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer (Duly Authorized Officer)

Dated: November 13, 2007

	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer