Form 10-K
period 2007-12-31
Hill International, Inc.
filed 2008-03-25
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 001-33961

HILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 810-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregated market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the Nasdaq Global Market on June 29, 2007 was approximately $53,300,000.

As of March 14, 2008, there were 38,353,829 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

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

Item 1.	Business.

General

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware in 2004 as a specified purpose acquisition corporation. On June 28, 2006, Arpeggio merged with Hill International, Inc. (“Old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Old Hill was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Immediately following the merger, the stockholders of Old Hill owned approximately 63.6% of the total voting power of Arpeggio. The merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles pursuant to which Old Hill was considered to be the acquiring entity and Arpeggio was the acquired company for accounting purposes, accompanied by a recapitalization of Old Hill. Accordingly, the historical financial statements relate to the business of Old Hill and its consolidated subsidiaries. Following the merger, Arpeggio changed its name to Hill International, Inc. In this report, the terms “Company,” “we,” “us,” “our” or “Hill” refer to Hill International, Inc.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the United States, Europe, the Middle East/North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies and the private sector.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with over 1,800 employees operating out of over 70 offices in more than 25 countries.

In addition, we believe there are high barriers to entry for new competitors especially in the project management market. We compete for business based on reputation and past experience, including client requirements for substantial experience in similar projects and claims work. We have developed significant long-standing relationships which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees which allows us to attract and retain superior professionals.

Reporting Segments

We operate through two segments: the Project Management Group and the Construction Claims Group. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenues/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of consulting fee revenue (“CFR”), as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of our CFR from our operations in each reporting segment for each of the past three fiscal years:

Consulting Fee Revenue by Segment

	2007		2006		2005
	$	%	$	%	$	%
	(in thousands)
Project Management	$134,968	66.4%	$96,678	74.4%	$65,816	82.2%
Construction Claims	68,150	33.6%	33,309	25.6%	14,292	17.8%

Total	$203,118	100.0%	$129,987	100.0%	$80,108	100.0%

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

In its June 11, 2007, issue, Engineering News-Record ranked us as the tenth largest construction management firm and the ninth largest program management firm in the United States.

Construction Claims

Our Construction Claims Group advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We may be retained as a claims consultant at the onset of a project, during the course of a project or upon the completion of a project. We also assist owners or contractors in adversarial situations as well as in situations where an amicable resolution is sought. Specific activities that we undertake as part of these services include claims preparation, analysis and review, litigation support, strategic advisory services, cost/damages assessment, delay/disruption analysis, contract review and assessment, and expert witness testimony. Clients are typically billed based on an hourly rate for each consultant assigned to the project, and we are reimbursed for our out-of-pocket expenses.

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

Global Business

In the recent past, the percentage of our CFR derived from overseas operations has risen considerably. In 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for 2006 and 2005 have been revised to reflect the new method. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years:

Consulting Fee Revenue by Geographic Region

	2007		2006 (Revised)		2005 (Revised)
	$	%	$	%	$	%
	(in thousands)
Americas	$70,264	34.6%	$51,772	39.8%	$44,434	55.5%
Middle East / N. Africa	76,144	37.5%	52,838	40.7%	27,814	34.7%
Europe	50,044	24.6%	23,107	17.8%	7,860	9.8%
Asia Pacific	6,666	3.3%	2,270	1.7%	0	0.0%

Total	$203,118	100.0%	$129,987	100.0%	$80,108	100.0%

Growth Organically and Through Acquisition

Our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Since 1998, we have completed 11 acquisitions.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy.

Acquisitions

Gerens Management Group, S.A.

On February 15, 2008, Hill International, S.A., our wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,800,000) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which has about 250 employees, changed its name to Gerens Hill International, S.A immediately after the acquisition.

Gerens is headquartered in Madrid and has additional offices in Barcelona and Cancun, Mexico. The company has managed the construction of major projects in various sectors, including residential, commercial, healthcare, retail and leisure, infrastructure, and hotels and resorts. Gerens brings together extensive knowledge of the Spanish market and worldwide experience in the management and control of complex design and construction processes offering their clients project management and independent technical consultancy services. In 2007, Gerens had unaudited total revenues of approximately €21,000,000 ($30,600,000). At December 31, 2007, Gerens had total unaudited backlog of approximately €27,300,000 ($39,900,000).

In connection with the acquisition, Gerens’ shareholders, including Hill International S.A., entered into an agreement whereby the minority shareholders have the right to compel Hill International S.A. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International S.A. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 increased by the General Price Index (capped at 3.5% per annum) or (b) ten times the company’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of the purchase. Such amount may be increased by increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., our wholly-owned subsidiary, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. For its last fiscal year, ended April 30, 2007, Shreeves had revenues of approximately £2,400,000 ($4,900,000). Total consideration amounted to £1,850,000 ($3,700,000) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing.

KJM & Associates, Ltd.

On May 10, 2007, we acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM provides project management and project controls services primarily for the transportation and education markets. KJM is headquartered in Bellevue, Washington and provided the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

We paid $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) initially valued at $1,000,000. The Restricted Shares were valued based on the average closing price of our common stock for the 10 trading days prior to the closing date. The Restricted Shares are being held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder. Since the Restricted Shares are subject to forfeiture, they will not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of those shares actually distributed will be accounted for as additional purchase consideration.

James R. Knowles (Holdings) PLC

In 2006, Hill International S.A., our wholly-owned subsidiary, acquired James R. Knowles (Holdings) PLC (“Knowles”). The total consideration paid by Hill International S.A. for all the outstanding shares of Knowles was approximately £7,000,000 ($13,000,000) excluding direct acquisition costs. Knowles is a construction claims consulting and dispute resolution firm, headquartered in Daresbury, United Kingdom and with offices worldwide. Knowles provided us with opportunities to enter new geographic markets, such as Canada, Australia and Southeast Asia, while strengthening our position in overlapping markets, such as the United States, the United Kingdom and the Middle East.

Business

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, agencies and authorities, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years:

Consulting Fee Revenue by Client Type

	2007		2006		2005
	$	%	$	%	$	%
	(in thousands)
U.S. federal government	$30,696	15.1%	$14,159	10.9%	$14,359	17.9%
U.S. state and local governments, agencies and authorities	31,025	15.3%	24,446	18.8%	22,453	28.0%
Foreign governments	26,494	13.0%	18,041	13.9%	12,935	16.2%
Private sector	114,903	56.6%	73,341	56.4%	30,361	37.9%

Total	$203,118	100.0%	$129,987	100.0%	$80,108	100.0%

Our five largest clients accounted for 7.5%, 7.3%, 2.7%, 2.3% and 1.9% of our CFR during fiscal year 2007.

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

For the year ended December 31, 2007, CFR from U.S. federal government contracts represented approximately 15.1% of our total CFR. Doing business with governments, including the U.S. federal government, is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including our contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

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

Fixed price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. This type of contract has had a declining role in our business.

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future consulting fee revenue. Project management backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At December 31, 2007, our backlog was approximately $416,000,000 compared to approximately $247,000,000 at December 31, 2006. We estimate that approximately $196,000,000, or 47%, of the backlog at December 31, 2007 will be recognized during our 2008 fiscal year.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of December 31, 2007, approximately $330,000,000, or 79%, of our backlog was in category (1) and approximately $86,000,000 or 21%, of our backlog was in category (2). We do not track whether contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
	(in thousands)
As of December 31, 2007:
Project Management	$382,000	92.0%	$172,000	88.0%
Construction Claims	34,000	8.0	24,000	12.0

Total	$416,000	100.0%	$196,000	100.0%

As of September 30, 2007:
Project Management	$349,000	91.8%	$156,000	86.7%
Construction Claims	31,000	8.2	23,000	13.3

Total	$380,000	100.0%	$179,000	100.0%

As of December 30, 2006:
Project Management	$211,000	85.4%	$103,000	79.8%
Construction Claims	36,000	14.6	26,000	20.2

Total	$247,000	100.0%	$129,000	100.0%

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2007, some of our largest project management competitors included: AECOM Technology Corp.; Bovis Lend Lease, Inc.; Heery International, Inc.; Jacobs Engineering Group, Inc.; Parsons Brinckerhoff, Inc.; Tishman Construction Corp.; Turner Construction Corp., and URS Corp. Some of our largest claims consulting competitors last year included: Exponent, Inc.; FTI Consulting, Inc.; High-Point Rendel, Ltd. and Navigant Consulting, Inc.

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

Executive Officers

Name	Age	Position
Irvin E. Richter	63	Chairman of the Board of Directors and Chief Executive Officer
David L. Richter	41	President and Chief Operating Officer, Director
Hans A. Van Winkle	58	President, Project Management Group (Americas)
Raouf S. Ghali	46	President, Project Management Group (International)
Frederic Z. Samelian	60	President, Construction Claims Group
John Fanelli III	53	Senior Vice President and Chief Financial Officer
Ronald F. Emma	56	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	41	Senior Vice President and General Counsel
Catherine H. Emma	48	Senior Vice President and Chief Administrative Officer
Thomas J. Spearing III	41	Senior Vice President and Chief Strategy Officer

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

DAVID L. RICHTER has been our President and Chief Operating Officer since April 2004, and he has been a member of our Board of Directors since February 1998. Prior to his current position, he was President of our Project Management Group from April 2001 to March 2004. Before that, Mr. Richter was our Senior Vice President, General Counsel and Secretary from August 1999 to March 2001 and Vice President, General Counsel and Secretary from April 1995 to August 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a member of the Young Presidents’ Organization and served on the Board of Directors of the CMAA from 2001 to 2007. He earned a B.S. in management, a B.S.E. in civil engineering and a J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter.

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

CATHERINE H. EMMA has been Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from August 2005 to January 2007. Before that, she served as Hill’s Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and has held professional memberships with Tri-State Human Resources, the Society for Human Resource Management and the BNA Human Resources Personnel Policies Forum. Ms. Emma is the wife of Ronald F. Emma.

THOMAS J. SPEARING III has been Senior Vice President and Chief Strategy Officer of Hill since September 2007. Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., an engineering and construction management firm, most recently as Principal in charge of their Western Region.

Before that, he was their Senior Vice President and Chief Strategic Growth Officer. Before joining that firm, he was a Vice President of business development with Hill. Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College. He is a member of the American Public Transportation Association, the Women’s Transportation Seminar, New Jersey Business & Industry Association, the Southern New Jersey Development Council, and the New Jersey Alliance for Action, among others.

Employees

At March 5, 2008, we had 1,815 personnel. Of these individuals, 1,341 worked in our Project Management Group, 344 worked in our Construction Claims Group and 130 worked in our Corporate Group. Our personnel at March 5, 2008 included 1,718 full-time employees, 81 part-time employees and 16 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

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

A majority of our revenues is derived from contracts with agencies and departments of federal, state, local and foreign governments. During our 2007, 2006 and 2005 fiscal years, approximately 54.0%, 54.7% and 69.2%, respectively, of our total revenues were derived from contracts with government agencies and authorities.

Most government contracts are subject to the continuing availability of legislative appropriation. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing priorities for appropriation, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years on government contracts, then we will not realize all of our potential revenue and profit from those contracts.

Because we depend on government contracts for a significant portion of our revenue, our inability to win profitable government contracts could harm our operations and adversely affect our net income.

Total revenues from U.S. federal government contracts and from state and local government contracts represented approximately 11.7% and 29.2%, respectively, of our total revenues during fiscal year 2007 and revenues from foreign government contracts represented approximately 13.1% of such annual revenues. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn, may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring a clearance may be negatively impacted.

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

We typically submit change orders under some of our contracts for payment for work performed beyond the initial contractual requirements. The clients may not approve or may contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our net income and results of operations could be adversely impacted.

Our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including future appropriations by the applicable contracting government agency, and is, therefore, an uncertain indicator of our future revenues and profits.

At December 31, 2007, our backlog of uncompleted projects under contract or awarded was approximately $416,000,000. We cannot assure you that the revenues attributed to uncompleted projects under contract will be realized or, if realized, will result in profits.

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receives from contracts reflected in our backlog. Included in our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/ IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. We cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts.

We depend on the continued services of certain executive officers. We can not assure you that we will be able to retain the services of these individuals.

We are dependent upon the efforts and service of certain executive officers, particularly Irvin E. Richter, our Chairman and Chief Executive Officer, and David L. Richter, our President and Chief Operating Officer, because of their knowledge, experience, skills and relationships with major clients and other members of our management team. Irvin E. Richter has served as our Chief Executive Officer since 1976. We have employment agreements with these individuals which contain non-competition covenants which survive their actual term of employment. We also maintain key-man life insurance coverage for Irvin E. Richter. Nevertheless, if we lost the services of one or both of these individuals for any reason, that could have an adverse effect on our operations.

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

We rely on third-party subcontractors as well as third-party strategic partners and specialists to complete our projects. To the extent that we cannot engage such subcontractors, partners or specialists or cannot engage them on a competitive basis, our ability to complete a project in a timely fashion or at a profit may be impaired. If we are unable to engage appropriate strategic partners or specialists in some instances, we could lose the ability to win some contracts. In addition, if a subcontractor or specialist is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services were needed.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation or reduced profits.

We sometimes enter into joint venture agreements and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends on the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

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

Revenues attributable to our international operations comprised 58.1%, 52.6% and 37.4% of our total revenues for the 2007, 2006 and 2005 fiscal years, respectively. We expect the percentage of revenues attributable to our international operations to continue to increase. There are risks inherent in doing business internationally, including:

•	lack of developed legal systems to enforce contractual rights;

•	greater risk of uncollectible accounts and longer collection cycles;

•	currency exchange rate fluctuations;

•	imposition of governmental controls;

•	political and economic instability;

•	changes in U.S. and other national government policies affecting the markets for our services;

•	changes in regulatory practices, tariffs and taxes;

•	potential non-compliance with a wide variety of non-U.S. laws and regulations; and

•	general economic and political conditions in these foreign markets.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

Changes to the laws of the foreign countries in which we operate may adversely affect our international operations.

We have contracts to perform services for projects located in a number of foreign countries, including, among others Canada, Mexico, the United Kingdom, Spain, Germany, Romania, Macedonia, Serbia, Croatia, Latvia, Greece, Turkey, Georgia, Azerbaijan, Egypt, Libya, Iraq, Kuwait, Bahrain, Qatar, Saudi Arabia, the United Arab Emirates, China, Singapore, Malaysia, Vietnam, South Korea and Australia. We expect to have additional similar contracts in the future. In addition, we have offices or operations in over 25 foreign countries. The laws and regulations in the countries in which we are working on projects or in which we have offices might change. Such changes could have a material adverse effect on our business.

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

Since 1998, we have acquired 11 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. Some of the risks that may affect our ability to realize any anticipated benefits from businesses that we acquire include:

•	unexpected losses of key personnel or clients of the acquired business;

•	difficulties arising from the increasing scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with clients.

In addition, managing the growth of our operations will require us to continually increase and improve our operational, financial and human resources management and our internal systems and controls. If we are unable to manage any growth effectively or to successfully integrate any acquisitions, that could have a material adverse effect on our business.

We cannot be certain that we will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required capital needs.

We are currently party to a revolving credit agreement to assist in funding working capital needs and for potential future acquisitions. This agreement contains certain covenants with respect to minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios, billed accounts receivable to total debt ratios as well as other financial covenants. If our operating results are not as positive as we expect, that could cause us to be in default of these covenants. In addition, our current revolving credit agreement may not provide us with sufficient credit to meet all of the future financial needs of our business. There is no guarantee that we could increase the availability under our current revolving credit agreement or obtain alternative debt or equity financing on terms that would be acceptable to us, or at all.

The market price for our common stock could be volatile and could decline, resulting in a substantial or complete loss of your investment.

The stock markets, including the New York Stock Exchange on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As of March 5, 2008, there were 38,353,829 shares of our common stock outstanding. An additional 875,000 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. An additional 2,300,000 shares will be issued in the second quarter of 2008 and an additional 2,000,000 shares may be issued in connection with earnout provisions of the merger agreement with Arpeggio. An additional 136,593 shares may be issued as contingent consideration for the KJM acquisition. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and operating offices are located at 303 Lippincott Centre, Marlton, New Jersey 08053. We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200. In addition to our executive offices, we have over 70 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

Following are our principal worldwide office locations:

Americas	Europe	Middle East/North Africa
Baltimore, MD	Ankara, Turkey	Abu Dhabi, UAE
Bellevue, WA	Athens, Greece	Baghdad, Iraq
Bensalem, PA	Barcelona, Spain	Cairo, Egypt
Boise, ID	Belgrade, Serbia	Doha, Qatar
Cancun, Mexico	Bristol, UK	Dubai, UAE
Chicago, IL	Bucharest, Romania	Jeddah, Saudi Arabia
Dallas, TX	Cardiff, Wales	Manama, Bahrain
Danbury, CT	Daresbury, UK	Riyadh, Saudi Arabia
Irvine, CA	Edinburgh, Scotland	Sharq, Kuwait
Las Vegas, NV	Exeter, UK	Tripoli, Libya
Marlton, NJ	Glasgow, Scotland
Miami, FL	Leeds, UK
New Orleans, LA	London, UK	Asia/Pacific
New York, NY	Luxembourg	Hong Kong, China
Orlando, FL	Madrid, Spain	Kuala Lumpur, Malaysia
Philadelphia, PA	Manchester, UK	Melbourne, Australia
Phoenix, AZ	Munich, Germany	Seoul, Korea
Portland, OR	New Castle, UK	Singapore
Sacramento, CA	Riga, Latvia	Sydney, Australia
San Diego, CA	Rijeka, Croatia
San Francisco, CA	Sofia, Bulgaria
Spokane, WA	Tamworth, UK
Toronto, Canada	Teesside, UK
Trenton, NJ	Winchester, UK
Vancouver, Canada
Washington, DC

Item 3.	Legal Proceedings

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the New Jersey Professional Liability Insurance Guarantee Association (“NJPLIGA”) and losses are covered up to $300,000. We believe that the claims of Hughes, Monroe Township and F&D are without merit and, based on our current understanding and evaluation of the relevant facts and circumstances, no accruals have been made for any of these claims because the Company considers the chance of loss to be remote.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to

Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 2 to the consolidated financial statements, stockholders of the pre-merger Hill International, Inc. had escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre-and post-judgment interest in the amount of $3,350,000. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s consolidated balance sheet at December 31, 2007 and December 30, 2006. From the shares held in escrow, a total of 451,665 shares representing $3,350,000 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of approximately $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 2 to the consolidated financial statements, stockholders of the pre-merger Hill International, Inc. had escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 was to be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, a total of 69,540 shares representing $515,777 were released to the Company on July 16, 2007 for satisfaction of the judgment amount in excess of the amount accrued and have been placed in treasury.

On May 23, 2007, Hill filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). Hill was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904, plus accrued interest. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. We believe that Bachmann’s counterclaim is without merit and, based our current understanding and evaluation of the relevant facts and circumstances, no accruals have been made for this claim because the Company considers the chance of loss to be remote.

General Litigation

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. As such we are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made. It is our opinion, after consultation with legal counsel, that the ultimate resolution of these matters should not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 22, 2008, our common stock has traded on the New York Stock Exchange under the symbol HIL. From June 29, 2006 through February 21, 2008, our common stock traded on the Nasdaq Global Market under the symbol HINT. From June 29, 2006 through November 23, 2007, our warrants and units traded on the Nasdaq Global Market under the symbols HINTW and HINTU, respectively. From June 30, 2004 (the date of the Arpeggio public offering) through June 28, 2006, our common stock, warrants and units were traded on the Over-the-Counter Bulletin Board under the symbols APGO, APGOW and APGOU, respectively. The following table sets forth the range of high and low closing sale prices on the OTCBB from January 1, 2006 through June 28, 2006 and the range of high and low closing sale prices on the Nasdaq Global Market from June 29, 2006 through December 31, 2007.

The OTCBB market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$14.17	$8.97	$6.52	$3.97	$23.25	$17.41
Third Quarter	9.00	6.94	3.74	1.98	16.40	10.50
Second Quarter	7.59	6.93	2.64	2.05	12.64	11.00
First Quarter	8.10	6.91	3.15	2.06	13.84	10.86

2006:
Fourth Quarter	$7.15	$5.68	$2.30	$1.17	$10.86	$8.00
Third Quarter	5.87	5.06	1.32	0.87	8.55	6.82
Second Quarter	6.50	5.24	1.40	1.10	9.20	7.20
First Quarter	5.88	5.35	1.18	0.83	8.40	6.97

Stockholders

As of March 5, 2008, there were 27 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple owners, we believe there are approximately 1,100 holders of our common stock.

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

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period July 7, 2004 (the date on which the Company’s common stock commenced trading) to December 31, 2007 with the comparable cumulative total returns of the Russell 2000 index and a peer group, which consists of the following ten companies: AECOM Technology Corporation (ACM), Michael Baker Corp. (BKR), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), Navigant Consulting, Inc. (NCI), Perini Corp. (PCR), Tetra Tech, Inc. (TTEK), and URS Corp. (URS).

	July 7, 2004	End of Fiscal Year
		2004	2005	2006	2007
Hill International, Inc.	$100.00	$103.16	$111.16	$140.84	$279.11
Russell 2000 Index	100.00	110.84	115.89	137.15	135.03
Peer Group	100.00	116.90	150.04	166.87	292.22

Item 6.	Selected Financial Data

The following is selected financial data from Hill’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with Hill’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands, except for per share data.

	2007	2006	2005	2004	2003
Income Statement Data:
Consulting fee revenue	$203,118	$129,987	$80,108	$63,039	$56,112
Reimbursable expenses	87,205	67,485	32,121	21,068	22,619

Total revenue	290,323	197,472	112,229	84,107	78,731

Cost of services	106,824	71,022	43,276	34,365	29,004
Reimbursable expenses	87,205	67,485	32,121	21,068	22,619

Total direct expenses	194,029	138,507	75,397	55,433	51,623

Gross profit	96,294	58,965	36,832	28,674	27,108

Selling, general and administrative expenses	80,903	48,672	31,861	29,231	27,428
Equity in earnings of affiliates	(2,221)	(1,080)	(685)	(458)	—

Operating profit (loss)	17,612	11,373	5,656	(99)	(320)

Minority interest in income (loss) of subsidiaries	247	(53)	—	—	—
Interest expense, net	433	312	669	597	562

Earnings (loss) before provision (benefit) for income taxes	16,932	11,114	4,987	(696)	(882)
Provision (benefit) for income taxes	2,788	2,534	1,845	(272)	(353)

Net earnings (loss)	$14,144	$8,580	$3,142	$(424)	$(529)

Basic earnings (loss) per common share	$0.53	$0.50	$0.27	$(0.04)	$(0.05)

Basic weighted average common shares outstanding	26,720	17,240	11,644	11,586	11,586

Diluted earnings (loss) per common share	$0.45	$0.46	$0.23	$(0.04)	$(0.05)

Diluted weighted average common shares outstanding	31,387	18,489	13,894	11,586	11,586

	12/31/2007	12/30/2006	12/31/2005	1/1/2005	12/27/2003
Selected Balance Sheet Data:
Cash and cash equivalents	$66,128	$11,219	$2,716	$802	$1,360
Accounts receivable, net	83,151	61,159	27,623	21,584	19,715
Current assets	162,428	83,344	33,351	24,886	21,905
Total assets	207,199	118,993	40,723	33,331	26,811
Current liabilities	59,648	50,835	31,707	19,616	14,445
Total debt	3,312	11,287	10,374	10,810	11,256
Stockholders’ equity	128,371	46,036	6,159	2,041	2,459

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware in 2004 as a specified purpose acquisition corporation. On June 28, 2006, Arpeggio merged with Hill International, Inc. (“Old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Old Hill was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Immediately following the merger, the stockholders of Old Hill owned approximately 63.6% of the total voting power of Arpeggio. The merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles pursuant to which Old Hill was considered to be the acquiring entity and Arpeggio was the acquired company for accounting purposes, accompanied by a recapitalization of Old Hill. Accordingly, the historical financial statements relate to the business of Old Hill and its consolidated subsidiaries. Following the merger, Arpeggio changed its name to Hill International, Inc. In this report, the terms “Company,” “we,” “us,” “our” or “Hill” refer to Hill International, Inc.

Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenues/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of consulting fee revenue (“CFR”), as we believe that this is a better and more consistent measure of operating performance than total revenue.

Overview

CFR increased $73,131,000, or 56.3%, from $129,987,000 in 2006 to $203,118,000 in 2007. CFR for the project management segment increased $38,290,000 principally due to strong organic growth in the Middle East/North Africa region and from the acquisition of KJM in May 2007. CFR for the construction claims segment increased $34,841,000 as we realized the full-year impact of the Knowles acquisition (made in September 2006) as well as strong organic growth throughout the group.

Reimbursable expenses increased $19,720,000, or 29.2%, from $67,485,000 in 2006 to $87,205,000 in 2007 principally due to the increased use of subcontractors in project management and the full-year impact of the Knowles acquisition in construction claims.

Cost of services increased $35,802,000, or 50.4%, from $71,022,000 in 2006 to $106,824,000 in 2007 as a result of an increase in employees needed to support the increase in CFR.

Gross profit increased $37,329,000, or 63.3%, from $58,965,000 in 2006 to $96,294,000 in 2007 due to the increase in CFR. Gross profit as a percent of CFR increased from 45.4% in 2006 to 47.4% in 2007 principally because CFR from construction claims represented a greater portion of our consolidated CFR. Construction claims has a significantly higher gross profit margin than does project management.

Selling, general and administrative expenses increased $32,231,000, or 66.2%, principally due to increases in staff and office costs to support the overall growth in business, increases in corporate staff in connection with becoming a public company in 2006, the full-year impact of the Knowles acquisition and amortization of intangible assets acquired in the Knowles and KJM acquisitions.

Equity in earnings of affiliates increased $1,141,000 from $1,080,000 in 2006 to $2,221,000 in 2007 due to a significant increase in the scope of SBH’s work for the Iraq Reconstruction Program.

Income taxes increased $254,000, or 10%, from $2,534,000 in 2006 to $2,788,000 in 2007 as taxable income increased $5,818,000, or 53%, from $11,114,000 in 2006 to $16,932,000 in 2007. We continue to realize a large portion of our pre-tax income from foreign jurisdictions which imposed lower income tax rates, if any. We also realized a significant tax credit resulting from the reversal of a prior year’s uncertain tax position amounting to $648,000.

Net earnings increased $5,564,000, or 65%, from $8,580,000 in 2006 to $14,144,000 in 2007. Diluted earnings per common share were $0.45 in 2007 compared to $0.46 in 2006.

On October 23, 2007, the Company notified the warrant holders of its intention to redeem all outstanding warrants on November 23, 2007. As of that date, all but 24,399 warrants had been exercised. The Company redeemed all remaining warrants at a price of $0.01 per warrant. During 2007, the Company received $67,878,000 in connection with the exercise of warrants.

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.

Commencing in 2007, we changed our reporting periods to coincide with the end of each calendar quarter. Prior to 2007, we utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting periods for the year ended December 31, 2007 is not significant.

Revenue Recognition

We generate revenue primarily from consulting services. Revenue is generally recognized upon the performance of services. In providing these services, we may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties as well as travel and other job related expenses that are contractually reimbursable from clients. In accordance with Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we have assessed the indicators provided in EITF No. 99-19 and determined that we will include reimbursable expenses in computing and reporting our total contract revenues as long as we remain responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

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

The majority of our contracts are for work where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as either (i) a negotiated multiplier of our direct labor costs or (ii) as direct labor costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rates are generally taken from a standard fee schedule by staff classification or they can be at a negotiated discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is determined based upon a build up of direct labor costs plus overhead and profit. We account for these contracts on a time-and-expenses method, recognizing revenue as costs are incurred.

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

Under the percentage-of-completion method, recognition of profit is dependent upon the accuracy of estimates. We have a history of making reasonably dependable estimates of contract revenue, the extent of progress towards completion and contract completion costs on our long-term construction management contracts. However, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. Estimates used in determining accounts receivable allowances are based on specific customer account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among customers and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific customers. Unanticipated changes in the financial condition of customers, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At the end of our 2007 and 2006 fiscal years, the allowance for doubtful accounts was $5,143,000 and $3,373,000, respectively.

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

Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges. At December 31, 2007, total goodwill amounted to $21,587,000.

We amortize other intangible assets over their estimated useful lives and review the long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The deferred tax assets were evaluated under the guidelines of SFAS No. 109, Accounting for Income Taxes, and a determination of the basis of objective factors was made that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. Effective January 1, 2007, the Company implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for income tax benefits that are uncertain in nature.

Under FIN 48, a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

Stock Options

We follow the provisions of SFAS No. 123(R), Share-Based Payment, which require the measurement and recognition of compensation expense for all stock-based awards made to directors, employees and consultants. The awards include stock options and restricted stock grants.

While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility, expected life and stock option exercise behavior.

Contingencies

Management estimates are inherent in the assessment of our exposure to insurance claims that fall below policy deductibles and to litigation and other legal claims and contingencies, as well as in determining our liabilities for incurred but not reported insurance claims. Significant judgments by us and reliance on third-party experts are utilized in determining probable and/or reasonably estimable amounts to be recorded or disclosed in our financial statements. The results of any changes in accounting estimates are reflected in the financial statements of the period in which the changes are determined. We do not believe that material changes to these estimates are reasonably likely to occur.

Results of Operations

Year Ended December 31, 2007 Compared to

Year Ended December 30, 2006

Consulting Fee Revenue (“CFR”)

	2007		2006		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$134,968	66.4%	$96,678	74.4%	$38,290	39.6%
Construction Claims	68,150	33.6%	33,309	25.6%	34,841	104.6%

Total	$203,118	100.0%	$129,987	100.0%	$73,131	56.3%

The increase in project management CFR consists of a $24,837,000 increase in foreign project management CFR and a $13,453,000 increase in domestic project management CFR. The increase in foreign project management CFR was due to a $20,958,000 increase generated in the Middle East and $3,879,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia and Oman) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. The increase in domestic project management CFR revenue of $13,453,000 was primarily due to the acquisition of KJM (effective May 2007) combined with an increase of $4,651,000 in the New York City office where several projects began in late 2006 and 2007.

The increase in construction claims CFR is due to a $31,911,000 increase in foreign construction claims CFR and an increase of $2,930,000 in domestic construction claims CFR. The increase in foreign construction claims revenue consists of $24,897,000 generated in Europe and Asia/Pacific, reflecting the full-year impact of the Knowles acquisition (made in September 2006), a $3,640,000 increase in our London office (excluding Knowles) and a $3,374,000 increase in the Middle East, primarily due to the Knowles acquisition. The Knowles operations in the U.S. and Middle East were fully consolidated into Hill by January 1, 2007, and integration of the other Knowles operations was completed during 2007. The increase in domestic claims CFR is principally attributable to an increase of $2,242,000 in our New Jersey office resulting from significant awards of new work.

Reimbursable Expenses

	2007		2006		Change
	$	%	$	%	$	%
	( in thousands)
Project Management	$73,595	84.4%	$63,545	94.2%	$10,050	15.8%
Construction Claims	13,610	15.6%	3,940	5.8%	9,670	245.4%

Total	$87,205	100.0%	$67,485	100.0%	$19,720	29.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The increase in project management reimbursable expenses was partially due to an $8,602,000 increase in reimbursable subcontractors’ fees in the New York City office combined with an increase of $867,000 due to the acquisition of KJM in May 2007, partially offset by lower use of subcontractors overseas. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is due to the expansion of our business in Europe and Asia/Pacific in the amount of $6,268,000 primarily due to the acquisition of Knowles and an increase of $2,390,000 in our London office.

Cost of Services

	2007		% of CFR	2006		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$76,963	72.0%	57.0%	$56,198	79.1%	58.1%	$20,765	36.9%
Construction Claims	29,861	28.0%	43.8%	14,824	20.9%	44.5%	15,037	101.4%

Total	$106,824	100.0%	52.6%	$71,022	100.0%	54.6%	$35,802	50.4%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $20,644,000 required to produce the higher volume of CFR.

The cost of services for construction claims increased primarily due to an increase in direct labor of $14,987,000 required to produce the increase in CFR. Cost of services as a percentage of CFR decreased in 2007 as compared to 2006 due to the increase in construction claims CFR as a percentage of total CFR. The construction claims business typically has a lower cost of services as compared to the project management business.

Gross Profit

	2007		% of CFR	2006		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$58,005	60.2%	43.0%	$40,480	68.7%	41.9%	$17,525	43.3%
Construction Claims	38,289	39.8%	56.2%	18,485	31.3%	55.5%	19,804	107.1%

Total	$96,294	100.0%	47.4%	$58,965	100.0%	45.4%	$37,329	63.3%

The increase in gross profit is the result of the increase in CFR for both project management and construction claims. The construction claims increase included $13,150,277 in Europe and Asia/Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of CFR is due to the higher portion of the CFR from construction claims (principally due to the Knowles acquisition) which has significantly higher gross profit margins than project management. The project management increase included $10,900,000 in foreign project management and $6,625,000 in domestic project management.

Selling, General and Administrative (“SG&A”) Expenses

	2007		2006		Change
		% of		% of
	$	CFR	$	CFR	$	%
	(in thousands)
SG&A Expenses	$80,903	39.8%	$48,672	37.4%	$32,231	66.2%

The increase in SG&A expenses is primarily attributable to increases from the full year effect of the 2006 Knowles acquisition, the 2007 KJM acquisition and costs related to becoming a public company. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $12,947,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with becoming a public company. This increase includes $2,980,000 for KJM which was acquired effective May 1, 2007.

•	An increase of $10,476,000 due to the selling, general and administrative expenses of Knowles’ operations in Europe and Asia/Pacific, excluding amortization of intangibles.

•	An increase of $1,478,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $1,106,000 in rent expense due to expansion in Europe in support of revenue and staff growth and $487,000 increase due to KJM.

•

An increase of $1,057,000 in outside accounting and consulting fees due to increased auditing and Sarbanes-Oxley compliance requirements principally associated with becoming a public company in June 2006.

•

An increase of $853,000 in amortization expense due primarily to $630,000 of amortization of increased intangibles acquired in the Knowles acquisition, $365,000 in the KJM acquisition and a decrease of $142,000 for other intangibles which were fully amortized by the end of 2006.

•	An increase in bad debt expense of $1,385,000.

•	An increase of $701,000 in insurance expense due to the increase in work volume and offices overseas.

•	An increase in telephone expense of $511,000 due to the increase in staffing and work volume.

Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects our proportionate share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The increase of $1,141,000 reflects the increased scope of SBH’s services in support of the Iraq Reconstruction Program.

We received no distributions from the Pike/Hill joint venture during 2007.

Operating Profit

Operating profit increased $6,239,000, or 54.9%, from $11,373,000 in 2006 to $17,612,000 in 2007, principally due to higher CFR and gross profit, partially offset by higher direct and SG&A expenses.

Interest Expense, net

Net interest expense increased $121,000 to $433,000 in 2007 as compared with $312,000 in 2006, primarily due to increased borrowings for funds required for the acquisition of KJM.

Income Taxes

For 2007, we recognized an income tax expense of $2,788,000 compared to an income tax expense of $2,534,000 for 2006, principally relating to higher taxable income in 2007.

The effective tax rates for the years of 2007 and 2006 were 16% and 23%, respectively. Our effective tax rate continues to decline because a greater portion of our profit comes from foreign operations which are taxed at lower rates, if at all. We also realized a significant tax credit in 2007 resulting from the reversal of a prior year’s uncertain tax position amounting to $648,000 as required by FIN 48. Excluding this reversal, our effective tax rate would have been 20% in 2007. In February 2008, the Company realized a tax benefit of $2,506,000 upon the filing of certain income tax returns. This amount will reduce income tax expense in the first quarter of 2008.

Net Earnings

Our net earnings in 2007 were $14,144,000, or $0.45 per diluted common share, based upon 31,387,000 diluted common shares outstanding as compared to net earnings in 2006 of $8,580,000, or $0.46 per diluted common share, based upon 18,489,000 diluted common shares outstanding. The diluted earnings per share for 2007 were unfavorably impacted by significant increase in diluted shares outstanding as a result of (i) the merger of Hill and Arpeggio in June 2006, (ii) warrants and options becoming more dilutive due to a significant increase in the market price of the Company’s common stock in late 2007, and (iii) the exercise of substantially all of the Company’s warrants in late 2007. Net earnings improved by $5,564,000 or 64.8%, which was principally due to an increase in CFR, an increase in gross profit margin and a decline in the effective tax rate, partially offset by higher direct and SG&A expenses.

Year Ended December 30, 2006 Compared to

Year Ended December 31, 2005

Consulting Fee Revenue

	2006		2005		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$96,678	74.4%	$65,816	82.2%	$30,862	46.9%
Construction Claims	33,309	25.6%	14,292	17.8%	19,017	133.1%

Total	$129,987	100.0%	$80,108	100.0%	$49,879	62.3%

The increase in project management CFR consists of a $25,045,000 increase in foreign project management CFR and a $5,817,000 increase in domestic project management CFR. The increase in foreign project management CFR was due to a $22,570,000 increase generated in the Middle East and $2,476,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia and Oman) where we do business. In addition, Iraq reconstruction efforts funded by the United States government have led to other additional work for us. The increase in domestic project management CFR was partially due to a $2,071,000 increase in the New York City office where several projects began during 2005 and continued throughout 2006. CFR of $1,497,000 for the Las Vegas office also contributed to the increase in domestic project management revenue. The Las Vegas office was opened in January 2006.

The increase in construction claims CFR is due to a $19,893,000 increase in foreign construction claims revenue partially offset by an $876,000 decrease in domestic construction claims revenue. The increase in foreign construction claims revenue primarily consists of $14,462,000 generated by the acquisition of Knowles in September 2006 and a $3,974,000 increase in London (excluding Knowles) of which $1,887,000 is attributable to work generated by internal business development efforts and $2,087,000 attributable to new work generated by the acquisition of Pickavance in January 2006. The increase in foreign construction claims revenue also includes a $1,456,000 increase in the Middle East due to continued growth. The decrease in domestic claims revenue of $876,000 is principally attributable to decreased work in the Washington D.C. office where two large claims assignments ended in 2005 and were not replaced with new work.

Reimbursable Expenses

	2006		2005		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$63,545	94.2%	$31,177	97.1%	$32,368	103.8%
Construction Claims	3,940	5.8%	944	2.9%	2,996	317.4%

Total	$67,485	100.0%	$32,121	100.0%	$35,364	110.1%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The increase in project management reimbursable expense was partially due to a $19,414,000 increase in reimbursable subcontractors’ fees in the New York City office as described above. In addition, reimbursable expense increased by $7,678,000 in Europe and $6,403,000 in Middle East projects due to continued increases in new work, offset by a $1,184,000 reduction in the use of subcontractors in the Washington, D.C. projects. We use subcontractors for a variety of reasons, including providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2006 is indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses is primarily due to Knowles in the amount of $2,401,000.

Cost of Services

	2006		% of CFR	2005		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$56,198	79.1%	58.1%	$37,022	85.5%	56.3%	$19,176	51.8%
Construction Claims	14,824	20.9%	44.5%	6,254	14.5%	43.8%	8,570	137.0%

Total	$71,022	100.0%	54.6%	$43,276	100.0%	54.0%	$27,746	64.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services of $19,176,000 is principally due to an increase in direct labor of $19,086,000 required to produce the increase in CFR of $30,862,000.

The increase in construction claims cost of services of $8,570,000 is primarily due to Knowles cost of services of $6,792,000 and an increase in direct labor of $1,725,000 required to produce the increase in CFR of $4,554,000, excluding Knowles.

Gross Profit

	2006		% of CFR	2005		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$40,480	68.7%	41.9%	$28,794	78.2%	43.7%	$11,686	40.6%
Construction Claims	18,485	31.3%	55.5%	8,038	21.8%	56.2%	10,447	130.0%

Total	$58,965	100.0%	45.4%	$36,832	100.0%	46.0%	$22,133	60.1%

The increase in gross profit is the result of the increase in CFR for both project management and construction claims. The construction claims increase included $7,669,000 from Knowles. The decline in gross profit as a percentage of CFR is due to the higher percentage of the CFR from overseas project management work where billing rates are typically lower and costs are higher.

Selling, General and Administrative (“SG&A”) Expenses

	2006		2005		Change
	$	% of CFR	$	% of CFR	$	%
	(in thousands)
SG&A Expenses	$48,672	37.4%	$31,861	39.8%	$16,811	52.8%

While SG&A increased by $16,811,000, or 52.8%, in 2006 as compared to 2005, these expenses decreased from 39.8% to 37.4% as a percentage of CFR. The decline of SG&A as a percentage of CFR is partially attributable to our increase in project management revenues, which tend to have lower indirect expenses, and to our higher CFR growth versus growth in overhead spending.

The increase in SG&A expenses of $16,811,000 is attributable to the following:

•	An increase of $6,405,000 due to the selling, general and administrative expenses of Knowles, excluding amortization of intangibles which is discussed below;

•

A net increase in unapplied and indirect labor expense of $5,188,000 due to increases in staff required to produce and support the increase in revenue. Unapplied and indirect labor expenses in 2005 included $1,229,000 of non-cash, stock-based compensation expense as a result of the adoption of SFAS No. 123 (R);

•	An increase of $1,117,000 in outside accounting fees due to increased auditing requirements and the cost of quarterly reviews principally associated with becoming a public company;

•	An increase in other office related expenses including postage, stationary, and printing and office maintenance of $495,000 due to overseas expansion;

•	An increase in business development expense of $492,000 due to continued efforts in promoting new work including $216,000 in increased advertising expense;

•	An increase of $474,000 in rent expense due to expansion in the Middle East and Europe in support of revenue and staff growth;

•	A net increase of $398,000 in other selling, general and administrative expenses due to a variety of factors;

•	An increase of $339,000 in amortization expense due primarily to amortization of intangibles in the amount of $302,000 on the Knowles acquisition and $37,000 on the Pickavance acquisition;

•	An increase of $318,000 in depreciation expense of computer equipment and furniture due to increased staff and office space required in the Middle East and Europe;

•	An increase in directors fees of $294,000 as a result of becoming a publicly-held company with an expanded board of directors;

•	An increase of $274,000 in property and casualty insurance due to increase volume;

•	An increase of $222,000 in bad debt expense attributable to increased revenue;

•	An increase of $220,000 in administrative travel expense related to corporate executive, finance and business development travel in support of the growing overseas operations;

•	An increase of $205,000 in telephone expense due to the increase in staffing and work volume overseas;

•	An increase in recruiting expense of $172,000 due to growth in staff hiring needs;

•	An increase of $118,000 in computer maintenance and support as a result of continued growth in staff; and

•	An increase of $80,000 for corporate business registrations due to the expanded overseas operations.

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

We also entered into an agreement with The Pike Company (“Pike”) in January 2005 to form a joint venture in order to provide project management services to the U.S. General Services Administration. The joint venture agreement provides that each party will be reimbursed for all of its costs and that a project management fund shall pay other costs. Any profits from the joint venture are to be split 60% to Pike and 40% to us. In 2006, we received distributions from the joint venture of approximately $89,000 and have included the distribution as equity in earnings of affiliates on our consolidated statement of earnings. We received no distributions in 2005.

Operating Profit

Operating profit increased $5,717,000, or 101.1%, from a profit of $5,656,000 in 2005 to a profit of $11,373,000 in 2006 principally due to higher CFR and gross profit, partially offset by higher direct and selling, general and administrative expenses. Included in this increase was $960,000 in operating profit for Knowles.

Interest Expense, net

Net interest expense decreased $357,000 to $312,000 in 2006 as compared with $669,000 in 2005, principally due to the payoff of a credit line of $9,750,000 in June 2006 after the merger of Arpeggio and Hill.

Income Taxes

For 2006, we recognized an income tax expense of $2,534,000 compared to an income tax expense of $1,845,000 for 2005, principally relating to higher taxable income in 2006.

The effective tax rates for the fiscal years of 2006 and 2005 were 23% and 37%, respectively. The effective tax rate in 2006 is lower because a greater portion of our profit in 2006 came from foreign operations which are taxed at lower rates, if at all.

Net Earnings

We achieved net earnings in 2006 of $8,580,000, or $0.46 per diluted common share based upon 18,489,000 diluted common shares outstanding, as compared to net earnings in 2005 of $3,142,000, or $0.23 per diluted common share based upon 13,894,000 diluted common shares outstanding. The diluted earnings per common share for 2006 was unfavorably impacted by additional diluted shares outstanding principally due to the merger of Hill and Arpeggio in June 2006. Overall profitability improved due to an increase in CFR, partially offset by higher direct, selling, general and administrative, interest and tax expenses.

Liquidity and Capital Resources

The Company has historically funded its business activities with cash flow from operations and borrowings under credit facilities.

Arpeggio and Hill Merger

The Merger Agreement provides for Old Hill’s stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets.

Fiscal Year	Earnings Before Interest and Taxes	Contingent Shares
2006	$9,900,000	2,300,000
2007	$13,500,000	2,300,000
2008	$18,400,000	1,000,000
2009	$24,900,000	1,000,000

The Company met its earnout targets for fiscal years 2007 and 2006 and therefore 2,300,000 shares of the Company’s common stock were issued during the second quarter of 2007 and an additional 2,300,000 shares will be issued during the second quarter of 2008 to the former stockholders of Old Hill.

Credit Facilities

We are a party to a loan and security agreement with LaSalle Bank N.A. (“LaSalle”), which provides for up to $35,000,000 to be made available to us on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by all of our assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At December 31, 2007 the applicable margins were 0 basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At December 31, 2007, there were no outstanding borrowings under the Credit Facility, although the Company had $7,657,000 in outstanding letters of credit which reduced availability under the Credit Facility.

We currently have two additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,134,000) collateralized by certain overseas receivables. The interest rate on that facility is the Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2007 was 2.90%, plus 2.0%. At December 31, 2007, there were no outstanding borrowings under this facility which expires on December 24, 2008.

•

A credit facility with a European Bank for 1,000,000 Euros (approximately $1,473,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at December 31, 2007 was 7.0%, plus 2.5%. At December 31, 2007, we had borrowings of approximately $191,000 under this facility which expires on April 30, 2008.

Acquisitions

Gerens Management Group, S.A.

On February 15, 2008, Hill International, S.A., our wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10.8 million ($15.8 million) in cash.

In connection with the acquisition, Gerens’ shareholders, including Hill International S.A., entered into an agreement whereby the minority shareholders have the right to compel Hill International S.A. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International S.A. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18.0 million increased by the General Price Index (capped at 3.5% per annum) or (b) ten times the company’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of the purchase. Such amount may be increased by increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

John Shreeves Holdings Ltd.

On January 4, 2008, we acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. Total consideration amounted to £1,850,000 ($3,700,000) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing date.

The Pickavance Group Ltd.

On January 23, 2006, Hill International (UK) Ltd., our wholly-owned subsidiary, acquired The Pickavance Group Ltd. (“Pickavance”). The purchase price of the outstanding stock, not including liabilities assumed, was in the form of future payments. The table below shows the remaining outstanding notes as of December 31, 2007 (converted into U.S. dollars using an exchange rate of approximately $1.9843/£1, the exchange rate on December 31, 2007):

	Amount in British Pounds	U.S. Dollar Equivalent
	(in thousands)
Date payable
February 1, 2008	£315	$625
February 1, 2009	315	625

	£630	$1,250

We paid £315,000 on February 1, 2008.

Payment of Judgments and Arbitration Awards

Twelve percent (12%) of the 14,500,000 shares of Arpeggio common stock issued at the time of the merger to former Hill stockholders (a total of 1,740,000 shares) were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an Escrow Agreement. The shares were divided into two tranches: (a) 1,450,000 shares to cover non-tax indemnities (“Basic Indemnity Shares”) and (b) 290,000 shares to cover tax indemnities (“Tax Indemnity Shares”). These shares, minus any shares applied in satisfaction of a claim for indemnification, were scheduled to be returned to the stockholders on the following dates: April 30, 2007 for the Basic Indemnity Shares and December 31, 2010 for the Tax Indemnity Shares. At April 30, 2007, a total of 465,160 shares were allocated to the Company for satisfaction of certain claims and will be placed in treasury stock in the event the claims are ultimately paid. Effective April 30, 2007, a total of 915,300 Basic Indemnity Shares were released to the former stockholders of Old Hill. The remaining 465,160 Basic Indemnity Shares and the Tax Indemnity Shares were retained in escrow. Although we may receive shares with respect to any claims, we will be required to pay any adverse judgments in cash.

Adverse judgments were rendered against Hill in the Sims and Wartsila matters. In October 2006, we made a payment of approximately $1,300,000 to claimant to satisfy the Sims matter. We have received 69,540 escrowed shares with respect to that claim. While the Wartsila judgment is being appealed, we are required to provide a letter of credit for the full amount of the judgment. In July 2006, we provided cash collateral of $3,350,000 for the letter of credit; such funds were returned to us in May 2007 following our provision of a substitute letter of credit under our Credit Facility.

Additional Capital Resources

We experienced a significant increase in our cash balances during the fourth quarter of 2007 due to the exercise of approximately 12,399,000 warrants to purchase our common stock at $5.00 per share. At December 31, 2007, our cash and cash equivalents amounted to approximately $66,128,000. We cannot provide any assurance that other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2007

For the year ended December 31, 2007, our cash increased by $54,909,000 to $66,128,000 at December 31, 2007. Cash provided by operations was $2,895,000, cash used in investing activities was $6,800,000 and cash provided by financing activities was $59,661,000. We also experienced a decrease in cash of $847,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2007 was $2,895,000. Cash provided by operations is attributable to net income of $14,144,000 for the year adjusted by the following non-cash items included in net income and the following working capital changes:

•	depreciation and amortization of $3,740,000;

•	bad debt expense of $2,271,000;

•	equity in earnings of affiliate of ($2,221,000);

•	stock based compensation expense of $337,000;

•	deferred taxes of $338,000;

•	an increase in the minority interest in income of subsidiaries amounting to $247,000; and

•	stock issued to Board of Directors of $123,000.

Working capital changes which increased cash provided from operations included the following:

•	an increase in deferred revenue of $5,223,000 principally from advanced payments received on new projects in Europe;

•	increases in accounts payable and accrued expenses of $2,836,000, principally relating to increases in operating expenses due to our growth;

•	increases in other current liabilities of $2,145,000, primarily due to advances from clients relating to the timing of contracts;

•	an increase in income taxes payable of $1,173,000 due to higher operating profit;

•	an increase in retainage payable of $286,000 due to the timing of payments on the New York City projects which use a substantial number of subcontractors; and

•	an increase in retainage receivable of $10,000 primarily due to the timing of the New York City office projects.

Working capital changes which decreased cash provided from operations included the following:

•

an increase in accounts receivable of $20,719,000, primarily domestically and in the Middle East; the increase in accounts receivable results in an ending balance that approximates the average fourth quarter revenue;

•	a decrease in accounts receivable-affiliate of $2,703,000 due to the timing of collections from SBH;

•	an increase in other assets of $2,216,000 primarily due to advances from clients relating to the timing of contracts;

•	increases in prepaid expenses and other current assets of $1,233,000 principally due to increases in prepaid subcontract costs due to the expansion of overseas offices to meet revenue increases; and

•	an increase in income taxes receivable of $550,000; and

•	a decrease in other liabilities of $336,000.

Investing Activities

Net cash used in investing activities was $6,800,000. We spent $3,121,000 to purchase computers, office equipment, furniture and fixtures and used $8,499,000, net of cash acquired, on the KJM acquisition. We received $3,350,000 previously held as collateral for a letter of credit in connection with a legal judgment against the Company. We also received $1,528,000 as a distribution from an affiliate.

Financing Activities

Net cash provided by financing activities was $59,661,000. We received $67,878,000 from the exercise of warrants. Most of these funds were received in the fourth quarter due to the Company’s call of the warrants on October 23, 2007. This permitted the Company to repay $7,664,000 of outstanding borrowings under its credit facility. We also made payments on other bank borrowings amounting to $488,000, on our capital leases amounting to $223,000 and $166,000 as distributions to a subsidiary’s minority stockholders. Due to bank increased $324,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Implementation of SFAS No. 157 will not have a material impact on our financial statements.

FASB Staff Position No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for the Company on January 1, 2008. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard will not have a material effect on our financial statements.

FASB Staff Position FAS No. 157-2

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the Company’s January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on our financial statements.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 will not have a material effect on our financial statements.

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our consolidated income statement or consolidated balance sheet.

Staff Accounting Bulletin No. 110

In December 2007, the SEC released Staff Accounting Bulletin (“SAB”) No. 110 which indicates that the staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of the expected term for “plain vanilla” options in accordance with SFAS No. 123(R), Share-Based Payment. The Company has no historical data on which to base its estimate (see Note 13 to the Company’s consolidated financial statements), and, accordingly, it will continue to use the simplified method until such historical data becomes available.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Off-Balance Sheet Arrangements

	Total	2008	2009 - 2010	2011 - 2012	2013 and later
Performance and advance payment bonds (1)	$19,532	$10,579	$8,280	$600	$73
Bid bonds (2)	1,228	1,158	70	—	—
Letters of credit (3)	7,658	6,769	889	—	—

	$28,418	$18,506	$9,239	$600	$73

(1)	Represents guarantee of service performance bonds issued through international banks required under certain international contracts.
(2)	Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate the financial strength of the Company. These bonds are usually outstanding for short periods.
(3)	Represents letters of credit issued through a domestic bank in connection with securing a judgment against the Company and in support for certain performance, advance payments and bid bonds.

Contractual Obligations

	Total	2008	2009 - 2010	2011 - 2012	2013 and later
	(in thousands)
Long-term debt obligations	$3,141	$2,567	$574	$—	$—
Interest expense on notes payable (1)	69	24	45	—	—
Capital lease obligations, including interest	200	162	38	—	—
Operating lease obligations (2)	25,826	7,020	10,263	6,312	2,231

	$29,236	$9,773	$10,920	$6,312	$2,231

(1)	Estimated using the interest rates in effect at December 31, 2007.
(2)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates. The Company’s exposure to foreign currency fluctuation relates primarily to its operations denominated in British pounds sterling, Euros, U.A.E. Dirhams, as well as other currencies. Exchange rate fluctuations impact the U.S. dollar value of reported earnings derived from these foreign operations as well as the Company’s investment in the net assets related to these operations.

All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $84,000 and $51,000, respectively.

Item 8.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2007	December 30, 2006
Assets
Cash and cash equivalents	$66,128	$11,219
Cash—restricted	3,749	6,548
Accounts receivable, less allowance for doubtful accounts of $5,143 and $3,373	83,151	61,159
Accounts receivable—affiliate	3,394	691
Prepaid expenses and other current assets	4,961	3,575
Income taxes receivable	550	—
Deferred tax assets	495	152

Total current assets	162,428	83,344
Property and equipment, net	6,463	5,515
Cash—restricted, net of current portion	1,308	3,738
Retainage receivable, less allowance for doubtful accounts of $38 and $38	820	830
Acquired intangibles, net	10,228	8,076
Goodwill	21,587	16,072
Investment in affiliate	1,480	786
Other assets	2,885	632

Total assets	$207,199	$118,993

Liabilities and Stockholders’ Equity
Due to bank	$942	$618
Current maturities of notes payable	1,625	854
Current maturities of capital lease obligations	141	226
Accounts payable and accrued expenses	43,128	38,721
Income taxes payable	4,377	3,189
Other current liabilities	9,435	7,227

Total current liabilities	59,648	50,835
Notes payable, net of current maturities	574	9,421
Capital lease obligations, net of current maturities	30	168
Retainage payable	815	529
Deferred tax liabilities	1,877	1,197
Deferred revenue	10,924	5,701
Other liabilities	4,701	4,820

Total liabilities	78,569	72,671

Minority interest	259	286

Commitments and contingencies (Notes 17, 18, 19, and 20)

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 38,953,111 shares and 22,830,000 shares issued at December 31, 2007 and December 30, 2006, respectively	4	2
Additional paid-in capital	106,481	38,058
Retained earnings	28,306	14,162
Accumulated other comprehensive income	257	491

	135,048	52,713
Less treasury stock of 599,282 shares at December 31, 2007 and 529,742 shares at December 30, 2006, at cost	(3,327)	(2,812)
Less stock held in escrow of 755,160 shares at December 31, 2007 and 1,740,000 shares at December 30, 2006	(3,350)	(3,865)

Total stockholders’ equity	128,371	46,036

Total liabilities and stockholders’ equity	$207,199	$118,993

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Consulting fee revenue	$203,118	$129,987	$80,108
Reimbursable expenses	87,205	67,485	32,121

Total revenue	290,323	197,472	112,229

Cost of services	106,824	71,022	43,276
Reimbursable expenses	87,205	67,485	32,121

Total direct expenses	194,029	138,507	75,397

Gross profit	96,294	58,965	36,832
Selling, general and administrative expenses	80,903	48,672	31,861
Equity in earnings of affiliates	(2,221)	(1,080)	(685)

Operating profit	17,612	11,373	5,656
Minority interest in income (loss) of subsidiaries	247	(53)	—
Interest expense, net	433	312	669

Earnings before provision for income taxes	16,932	11,114	4,987
Provision for income taxes	2,788	2,534	1,845

Net earnings	$14,144	$8,580	$3,142

Basic earnings per common share	$0.53	$0.50	$0.27

Basic weighted average common shares outstanding	26,720	17,240	11,644

Diluted earnings per common share	$0.45	$0.46	$0.23

Diluted weighted average common shares outstanding	31,387	18,489	13,894

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended 2007, 2006 and 2005

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Shares Held in Escrow		Due from Stockholder	Total Stockholders’ Equity
	Shares Issued	Amount				Shares	Amount	Shares	Amount
Balance—January 1, 2005	15,450	$1	$781	$2,440	$143	3,864	$(583)	—	$—	$(740)	$2,042
Net earnings	—	—	—	3,142	—	—	—	—	—	—	3,142
Advances to stockholder	—	—	—	—	—	—	—	—	—	(85)	(85)
Stock-based compensation	—	—	1,229	—	—	—	—	—	—	—	1,229
Exercise of common stock options	174	—	(1)	—	—	—	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	(168)	—	—	—	—	—	(168)

Balance—December 31, 2005	15,624	1	2,009	5,582	(25)	3,864	(583)	—	—	(825)	6,159
Net earnings	—	—	—	8,580	—	—	—	—	—	—	8,580
Retirement of treasury shares	(3,864)	—	(583)	—	—	(3,864)	583	—	—	—	—
Advances to stockholder	—	—	—	—	—	—	—	—	—	(183)	(183)
Repayment of advances to stockholder	—	—	—	—	—	—	—	—	—	1,008	1,008
Exercise of employee stock options	2,740	—	1,401	—	—	—	—	—	—	—	1,401
Shares held in escrow	—	—	—	—	—	—	—	1,740	(3,865)	—	(3,865)
Purchase of shares for employees income tax withholding	—	—	—	—	—	526	(2,788)	—	—	—	(2,788)
Issuance of common stock in connection with reverse acquisition of Arpeggio, net of acquisition cost	8,300	1	34,060	—	—	—	—	—	—	—	34,061
Shares converted on vote against merger	—	—	—	—	—	4	(24)	—	—	—	(24)
Stock-based compensation expense	—	—	59	—	—	—	—	—	—	—	59
Stock issued to Board of Directors	30	—	155	—	—	—	—	—	—	—	155
Tax benefit from stock plan	—	—	957	—	—	—	—	—	—	—	957
Other comprehensive income	—	—	—	—	516	—	—	—	—	—	516

Balance—December 30, 2006	22,830	2	38,058	14,162	491	530	(2,812)	1,740	(3,865)	—	46,036
Net earnings				14,144							14,144
Issuance of common stock for earnout	2,300	1	(1)	—	—	—	—	—	—	—	—
Stock-based compensation expense			337								337
Stock issued to Board of Directors	30	—	210	—	—	—	—	—	—	—	210
Transfer of shares held in escrow	—	—	—	—	—	69	(515)	(69)	515	—	—
Release of shares held in escrow	—	—	—	—	—	—	—	(916)	—	—	—
Exercise of warrants	13,576	1	67,877	—	—	—	—	—	—	—	67,878
Cashless exercise of units	217	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss					(234)						(234)

Balance—December 31, 2007	38,953	$4	$106,481	$28,306	$257	599	$(3,327)	755	$(3,350)	$—	$128,371

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Fiscal Years Ended 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Net earnings	$14,144	$8,580	$3,142
Foreign currency translation	(234)	516	(168)

Comprehensive income	$13,910	$9,096	$2,974

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$14,144	$8,580	$3,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,740	1,995	864
Equity in earnings of affiliates	(2,221)	(1,080)	(685)
Minority interest in income of subsidiaries	247	46	—
Provision for bad debts	2,271	886	605
Deferred taxes	338	(5)	(51)
Stock based compensation	337	59	1,229
Tax benefit from stock plan	—	957	—
Stock issued to Board of Directors	123	155	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,719)	(21,241)	(6,644)
Accounts receivable—affiliate	(2,703)	(80)	247
Prepaid expenses and other current assets	(1,233)	(700)	281
Income taxes receivable	(550)	—	—
Retainage receivable	10	134	(199)
Other assets	(2,216)	(65)	(224)
Accounts payable and accrued expenses	2,836	8,588	2,557
Income taxes payable	1,173	667	1,692
Deferred revenue	5,223	5,701	(75)
Other current liabilities	2,145	(1,669)	(396)
Retainage payable	286	(348)	704
Other liabilities	(336)	977	23

Net cash flows provided by operating activities	2,895	3,557	3,070

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(8,499)	(16,626)	—
Distributions from affiliate	1,528	687	911
Restricted cash	3,350	(3,350)	—
Purchase of minority interest in Knowles	(58)	—	—
Payments for purchase of property and equipment	(3,121)	(1,874)	(970)

Net cash flows used in investing activities	(6,800)	(21,163)	(59)

Cash flows from financing activities:
Due to bank	324	428	(408)
Proceeds from long-term debt	—	12,483	—
Payments on notes payable	(488)	(12,869)	(4)
Net payments on revolving loan borrowings	(7,664)	(6,578)	(93)
Dividends paid to subsidiaries’ minority stockholders	(166)	—	—
Advances to stockholder	—	(183)	(85)
Repayments from stockholders	—	1,008	—
Proceeds from issuance of common stock in merger, net of acquisition costs of $2,417	—	31,573	—
Proceeds from exercise of common stock warrants	67,878	—	—
Payments on capital lease obligations	(223)	(269)	(339)

Net cash flow provided by (used in) financing activities	59,661	25,593	(929)

Effect of exchange rate changes on cash	(847)	516	(168)

Net increase in cash and cash equivalents	54,909	8,503	1,914
Cash and cash equivalents—beginning of year	11,219	2,716	802

Cash and cash equivalents—end of year	$66,128	$11,219	$2,716

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Company

Hill International, Inc. (“Hill” or “the Company”) is a publicly owned construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On June 28, 2006 the Hill business merged with and into Arpeggio Acquisition Corp. (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Note 2—Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hill International, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Commencing in 2007, the Company changed its fiscal year to end on December 31. Prior to 2007, the Company utilized a 52-53 week fiscal year ending on the Saturday closest to December 31. The difference resulting from this change in reporting period is not significant.

Arpeggio Acquisition Corporation

Arpeggio was incorporated in Delaware on April 2, 2004 as a blank check company, the objective of which was to acquire an operating business in the United States or Canada. The Company’s initial stockholders purchased 1,500,000 common shares, $.0001 par value, for $25,000 on April 2, 2004.

On June 30, 2004, Arpeggio consummated an Initial Public Offering (“Offering”) and raised net proceeds of approximately $36,800,000. Arpeggio sold 6,800,000 Units in the Offering, which included 300,000 Units subject to the underwriters’ overallotment option. Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants as described in Note 15. Approximately $36,700,000 was deposited into an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of Arpeggio. The remaining net proceeds were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Merger and Accounting Treatment

On June 28, 2006, Arpeggio consummated a merger with Hill International, Inc., a Delaware corporation (“Old Hill”), in which Old Hill merged with and into Arpeggio pursuant to an Agreement and Plan of Merger dated December 5, 2005, as amended (the “Merger Agreement”), among Arpeggio, Old Hill and certain stockholders of Old Hill. The stockholders of Old Hill received 14,500,000 shares of Arpeggio’s common stock in exchange for all of the outstanding common shares of Old Hill. Immediately following the merger, the stockholders of Old Hill owned approximately 63.6% of the total voting power of Arpeggio. Accordingly, the merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles pursuant to which Old Hill was considered to be the acquiring entity and Arpeggio was the acquired company for accounting purposes, accompanied by a recapitalization of Old Hill. As a result of this reverse purchase accounting treatment, (i) the historical financial statements presented for periods prior to the date of the merger are no longer the historical financial statements of Arpeggio; (ii) the historical financial statements for periods prior to the date of the merger are those of Old Hill, (iii) all references to the historical financial statements of the Company apply to the historical financial statements of Old Hill prior to and subsequent to the merger, and (iv) any references to Arpeggio apply solely to that company and its financial statements prior to the merger.

Twelve percent (12%) or 1,740,000 of the 14,500,000 shares of Arpeggio common stock issued to the Old Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. The shares were divided into two tranches: (a) 1,450,000 shares to cover non-tax indemnities (“Basic Indemnity Shares”) and (b) 290,000 shares to cover tax indemnities (“Tax Indemnity Shares”). These shares, minus any shares applied in satisfaction of a claim for indemnification, were to be returned to the stockholders on the following dates: April 30, 2007 for the Basic Indemnity Shares and December 31, 2010 for the Tax Indemnity Shares. At April 30, 2007, a total of 465,160 shares were allocated to the Company for satisfaction of certain claims and will be placed in treasury stock in the event the claims are ultimately paid. Effective April 30, 2007, a total of 915,300 of the Basic Indemnity Shares were released to the stockholders. The remaining 465,160 Basic Indemnity Shares and 290,000 Tax Indemnity Shares were retained in escrow.

One Arpeggio stockholder, owning 3,900 shares of Arpeggio common stock, voted against the merger and requested to receive his pro rata share of cash in the Trust Fund. The combined company remitted to that stockholder approximately $24,000 in exchange for his shares.

The Company agreed to withhold its common stock due to certain Old Hill option holders and to remit to the proper taxing authorities payment for income taxes due on income realized by them from the exercise of their options. The total amount remitted to the taxing authorities was approximately $2,800,000 and the Company received 529,742 shares of its common stock which is included in treasury stock.

The Merger Agreement also provides for Old Hill’s stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets as follows:

Fiscal year	Earnings before interest and taxes	Contingent shares
2006	$9,900,000	2,300,000
2007	$13,500,000	2,300,000
2008	$18,400,000	1,000,000
2009	$24,900,000	1,000,000

The Company met the earnings targets for the fiscal years ended December 31, 2007 and December 30, 2006 and therefore 2,300,000 shares of the Company’s common stock were issued during the second quarter of 2007 and 2,300,000 shares will be issued during the second quarter of 2008 to the former stockholders of Old Hill.

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

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. The total direct and incremental costs of approximately $3,400,000 million incurred by the Company for professional services in connection with the merger were reflected as a reduction of additional paid-in capital as of the effective date of the merger.

(b)	Use of Estimates

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

(c)	Foreign Currency Translations and Transactions

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

(d)	Fair Value of Financial Instruments

The fair value of financial instruments, which primarily consists of cash and cash equivalents, net receivables and accounts payable, approximates carrying value due to the short-term nature of the instruments. The carrying value of long-term debt approximates its fair value as the interest rate is variable.

(e)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

(f)	Restricted Cash

Restricted cash primarily represents advance payments from clients required to be maintained in foreign accounts to serve as collateral for bonds or guarantees on several projects. The cash will remain restricted until the respective project has been completed, which typically is greater than one year. At December 30, 2006, the Company had posted a letter of credit securing the judgment in the Wartsila matter (see Note 18) amounting to $3,350,000. The letter of credit was secured by a cash deposit which is included in “Cash—restricted” under current assets on the Company’s consolidated balance sheet.

(g)	Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and accounts receivable.

The Company maintains its cash accounts with high quality financial institutions. The Company provides professional services, under contractual arrangements, to domestic and foreign governmental units, institutions and the private sector. To reduce credit risk, the Company performs ongoing credit evaluations of its clients and does not require collateral beyond customary retainers.

The Company had one client that accounted for 17% of total revenue in 2007, two clients that collectively accounted for a total of 30% of total revenue in 2006, and one customer that accounted for 19% of total revenue in 2005.

The Company had one client that accounted for 12% of accounts receivable at December 31, 2007 and one client that accounted for 10% of accounts receivable at December 30, 2006.

The Company has several contracts with U.S. federal government agencies that accounted for 12%, 8% and 16% of total revenue during the fiscal years 2007, 2006 and 2005, respectively.

(h)	Allowance for Doubtful Accounts

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

(i)	Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided over the estimated useful lives of the assets as follows:

	Method	Estimated Useful Life
Furniture and equipment	Straight-line	10 years
Leasehold improvements	Straight-line	Shorter of estimated useful life or lease term
Computer equipment and software	Straight-line	3 to 5 years
Automobiles	Straight-line	5 years

Under the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with internally developed and/or purchased software systems the have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

Upon retirement or other disposition of these assets, the cost and related depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

(j)	Retainage Receivable

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

(k)	Long-Lived Assets

Acquired intangible assets consist of contract rights, customer related intangibles and trade names arising from the Company’s acquisitions. These assets are amortized over their estimated lives which range from three to ten years.

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flow discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(l)	Goodwill

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2007 and noted no impairment for either of its reporting units. In the future, the

Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)	Investment in Affiliate

The Company owns a one-third interest in Stanley Baker Hill, LLC (“SBH”), which is accounted for using the equity method. SBH was formed on April 8, 2004 for the purpose of providing various architect-engineer and construction management services in connection with the Iraq Reconstruction Program.

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require no investment and provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.

(n)	Due to Bank

Under the Company’s cash-management system, certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented. The amounts of these credit balances were approximately $942,000 and $618,000 at December 31, 2007 and December 30, 2006, respectively.

(o)	Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company’s Consolidated Balance Sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)	Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2007 and December 30, 2006 was 614,000 and $633,000, respectively, and is included in other liabilities on the consolidated balance sheets. The current portion of deferred rent at December 31, 2007 and December 30, 2006 was $58,000 and $49,000, respectively, and is included in other current liabilities on the consolidated balance sheets.

(q)	Income Taxes

The Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s Consolidated Balance Sheets. The Company must assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance in a period; it must include an expense within the tax provision in the consolidated statements of earnings. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized in future years. If the Company determines in the future that it is more likely than not that the net deferred tax assets would be realized, then the previously provided valuation allowance would be adjusted. Effective December 31, 2006, the Company implemented Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for income tax benefits that are uncertain in nature.

Under FIN 48, a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than

50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FIN 48 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

(r)	Revenue Recognition

The Company generates revenue primarily from construction management consulting services. Revenue is generally recognized upon the performance of services. In providing these services, the Company may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable for clients. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company has assessed the indicators provided in EITF 99-19 and determined that it will include reimbursable expenses in computing and reporting its total revenue as long as the Company remains responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

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

Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are sometimes documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before agreement is reached with the client. Costs related to change orders and claims are recognized when they are incurred. Change orders and claims are included in total estimated contract revenue when it is probable that the change order or claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on claims until final settlement occurs. This can lead to a situation where costs are recognized in one period and revenues are recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

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

(s)	Share-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The Company uses the Black-Scholes option pricing model to measure the estimated fair value of the options under SFAS No. 123(R). The compensation expense, less forfeitures, is being recognized over the service period on a straight-line basis. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

(t)	Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2007, December 30, 2006 and December 31, 2005, are approximately $666,000, $450,000 and $193,000, respectively.

(u)	Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method.

Dilutive stock options and warrants increased average common shares outstanding by approximately 4,667,000, 1,249,000 and 2,250,000 shares for the years ended December 31, 2007, December 30, 2006 and December 31, 2005, respectively.

Options to purchase 681,904 shares, 25,000 shares and 1,563,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2007, December 30, 2006 and December 31, 2005, respectively, because they were anti-dilutive.

Warrants to purchase 13,600,000 shares of the Company’s common stock and an underwriter’s option to purchase 300,000 units consisting of one share of the Company’s common stock and two warrants to purchase shares of the Company’s common stock were not included in the calculation of common shares outstanding for the year ended December 30, 2006 because they were anti-dilutive.

(v)	Recent Accounting Pronouncements

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Implementation of SFAS No. 157 will not have a material impact on our financial statements.

FASB Staff Position No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which will become effective for the Company on January 1, 2009. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard is not expected to have a material effect on our financial statements.

FASB Staff Position FAS No. 157-2

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the Company’s January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on our financial statements.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 will not have a material effect on our financial statements.

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which will become effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. We do not anticipate the implementation of SFAS No. 160 will significantly change the presentation of our consolidated income statement or consolidated balance sheet.

Staff Accounting Bulletin No. 110

In December 2007, the SEC released Staff Accounting Bulletin (“SAB”) No. 110 which indicates that the staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of the expected term for “plain vanilla” options in accordance with SFAS No. 123(R), Share-Based Payment. The Company has no historical data on which to base its estimate (see Note 13 to the Company’s consolidated financial statements) and, accordingly, it will continue to use the simplified method until such historical data becomes available.

Note 3—Acquisitions

KJM & Associates, Ltd.

On May 10, 2007, the Company acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM provides project management and project controls services primarily for the transportation and education markets. KJM is headquartered in Bellevue, Washington and provided the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

The Company paid $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) initially valued at $1,000,000. The Restricted Shares were valued based on the average closing price of the Company’s common stock for the 10 trading days prior to the closing date. The Restricted Shares will be held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder. Since the Restricted Shares are subject to forfeiture, they will not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of those shares actually distributed will be accounted for as additional purchase consideration. Substantially all of KJM’s operations were integrated into Hill on September 1, 2007.

The acquisition was accounted for under the purchase method of accounting, effective as of May 1, 2007, and accordingly, the results of operations and cash flows of KJM have been included in the accompanying Consolidated Financial Statements for the period subsequent to the effective date. At December 31, 2007, the total purchase price, including acquisition expenses of $202,000, but excluding the Restricted Shares, which constitute contingent consideration, was $8,552,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$53
Other current assets	3,862
Furniture and equipment	224
Other assets	37
Acquired intangibles	3,345
Goodwill	2,784

Total assets acquired	10,305
Current liabilities assumed	(1,725)
Long term liabilities	(28)

Net assets acquired	$8,552

The acquired intangibles have a weighted average life of 9.1 years. The intangible assets consist of a customer related intangible of $2,854,000 with a 10 year life, a contract intangible of $366,000 with a four year life, a trade name intangible of $107,000 with a life of two years and a covenant-not-to-compete of $18,000 with a three year life. Goodwill has been allocated to the Project Management segment and is expected to be deductible for income tax purposes. The results of operations of KJM were not material to the Company’s consolidated statement of earnings.

James R. Knowles (Holdings) PLC

On August 31, 2006, Hill International S.A., a wholly-owned subsidiary of the Company, acquired approximately 96.5% of the outstanding shares of James R. Knowles (Holdings) PLC (“Knowles”), a construction claims consulting and dispute resolution company with 36 offices worldwide, headquartered in Daresbury, United Kingdom, for a price of 33 pence (or approximately $0.62 at the exchange rate current as of the date of the acquisition) per share in cash. In accordance with applicable law, Hill International S.A. compulsorily acquired the remaining 3.5% of the outstanding shares of Knowles during 2006. The consideration paid by Hill International S.A. for all of the outstanding shares of Knowles was approximately $13,000,000, excluding direct acquisition costs.

The following table sets forth the determination of the consideration paid for Knowles at the date of acquisition (in thousands):

Cash	$13,017
Other direct acquisition costs	1,134

Total purchase price	$14,151

The transaction was accounted for as a purchase and, accordingly, the purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. A detailed valuation using the guidance as set forth in SFAS No. 141, Business Combinations, was performed to determine the fair value of the intangible assets and goodwill acquired in the acquisition.

The following table sets forth the final allocation of the purchase price (in thousands):

Cash	$2,892
Accounts receivable	11,008
Other current assets	1,791
Property and equipment	3,578
Intangible assets	8,000
Goodwill	16,896

Total assets acquired	44,165

Bank overdraft	(4,291)
Accounts payable	(3,917)
Accrued expenses and other current liabilities	(14,356)
Loans payable	(996)
Capitalized lease obligations	(480)
Other long-term liabilities	(3,667)
Deferred income taxes	(2,307)

Total liabilities assumed	(30,014)

Net asset acquired	$14,151

Included in accrued expenses are exit costs and involuntary termination costs related to the Company’s acquisition of Knowles. The Solicitors business of Knowles, consisting of Knowles Lawyers Limited (“KLL”) and Sydney Lawyers, was identified during the pre-acquisition evaluation as a business that would be divested. The remaining staff at KLL was made redundant and the Company incurred involuntary employee termination benefits aggregating approximately £76,000 (approximately $148,000 at conversion rate on March 20, 2007). The KLL business had an operating loss of £645,000 (approximately $1,255,000 at conversion rate on March 20, 2007, including the $148,000 of involuntary employee termination benefits described above), during the period of September 1, 2006 through December 31, 2006. The operating losses have been accounted for as additional acquisition costs during the fourth quarter of 2006 in accordance with EITF 95-3 Recognition of Liabilities in Connection with a Purchase Business Combination. An agreement was reached in December 2006 to acquire the remaining 25% of the minority interest of Knowles Law Ltd. for an agreed amount of £80,000. As a result of this transaction total goodwill of £134,000 (approximately $261,000 at conversion rate on March 20, 2007) was written off and recorded as additional purchase price. The Company also accrued £149,000 (approximately $290,000 at conversion rate on March 20, 2007) for involuntary termination costs of one other employee.

The customer list and relationships intangible assets have a weighted average life of 10 years and the trade name has a weighted average life of 3 years; such intangibles have an aggregate weighted life of 9.6 years. Goodwill has been allocated to the Construction Claims segment and is not expected to be deductible for income tax purposes.

The operating results for Knowles are included in the accompanying consolidated statements of earnings from the date of the acquisition.

The following unaudited pro forma information assumes the Knowles acquisition had occurred on January 1, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Knowles acquisition occurred on that date, nor is it necessarily indicative of the Company’s future results:

Year Ended December 30, 2006
(in thousands)
Total revenues	$233,843

Net loss	$(1,448)

Basic loss per share	$(0.08)
Diluted loss per share	$(0.08)

The pro forma net loss reflects the following items:

i.	adjustments to depreciation and interest expense arising from the recording of a liability for conditional asset retirement costs associated with the future expiration of certain real estate operating leases in which Knowles is the lessee, in accordance with Financial Accounting Standards Board Interpretation No. 47, Conditional Asset Retirement Obligations.

ii.	the related income tax effects of the above items based upon a pro forma effective income tax rate.

The Pickavance Group Ltd.

On January 23, 2006, Hill International (UK) Ltd., a wholly owned subsidiary of the Company, purchased all of the outstanding common stock of The Pickavance Group Ltd. (“Pickavance”) from the existing shareholders of Pickavance. The results of Pickavance’s operations from January 23, 2006 are included in the Company’s consolidated statements of earnings. The Pickavance acquisition is not a material business combination to the Company’s operations.

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

The Company paid £315,000 on February 1, 2008, £154,000 on February 1, 2007, £70,000 on January 1, 2007 and the initial payment of £153,000 on February 1, 2006.

The following table sets forth the allocation of the purchase price (in U.S. dollars):

(in thousands)
Cash	$165
Accounts receivable, net	772
Prepaid expenses	71
Property, plant and equipment, net	160
Intangible assets	418
Goodwill	678

Total assets acquired	2,264

Accounts payable	(555)
Other liabilities	(34)
Deferred income taxes	(112)

Total liabilities assumed	(701)

Net assets acquired	$1,563

The customer list and relationships intangible assets have a weighted average life of 10 years. Goodwill has been allocated to the Construction Claims segment and is not expected to be deductible for income tax purposes.

Note 4—Receivables

	December 31, 2007	December 30, 2006
	(in thousands)
Billed	$73,835	$50,076
Retainage, current portion	3,399	3,754
Unbilled	11,060	10,702

	88,294	64,532
Allowance for doubtful accounts	(5,143)	(3,373)

	$83,151	$61,159

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $3,072,000 and $2,625,000 of amounts due from various branches of the U.S. government and $6,368,000 and $6,675,000 of receivables from foreign governments at December 31, 2007 and December 30, 2006, respectively.

Note 5—Property and Equipment

	December 31, 2007	December 30, 2006

	(in thousands)
Furniture and equipment	$3,619	$3,090
Leasehold improvements	786	696
Computer equipment and software	8,046	5,410
Automobiles	110	116

	12,561	9,312
Less accumulated depreciation	(6,098)	(3,797)

Property and equipment, net	$6,463	$5,515

The Company capitalized approximately $687,000 and $201,000 of internal-use software acquisition and development costs during the years ended December 31, 2007 and December 30, 2006, respectively.

Depreciation and amortization expense of $2,397,000, $1,505,000 and $713,000 was recorded for the fiscal years ended 2007, 2006 and 2005, respectively. Depreciation and amortization expense is included in selling, general and administrative expenses in the consolidated statements of earnings.

Assets recorded under capital leases include furniture and equipment, computer equipment and computer software totaling $334,000 and $567,000 as of December 31, 2007 and December 30, 2006, respectively. The related accumulated amortization was approximately $124,000 and $186,000 as of December 31, 2007 and December 30, 2006, respectively. Amortization expense, included in the depreciation and amortization expense noted above, amounted to $88,000, $69,000 and $71,000 for the years ended December 31, 2007, December 30, 2006 and December 31, 2005, respectively.

Note 6—Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of December 31, 2007 and December 30, 2006:

	December 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquired contract rights	$2,505	$2,274	$2,139	$2,139
Customer relationships	13,853	4,225	7,918	286
Trade names	618	263	500	56
Covenant not to compete	18	4	—	—

Total	$16,994	$6,766	$10,557	$2,481

Intangible assets, less accumulated amortization	$10,228		$8,076

Amortization expense related to intangible assets totaled $1,343,000, $490,000 and $151,000 for the fiscal years ended December 31, 2007, December 30, 2006, and December 31, 2005 respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five fiscal years:

Year ending December 31,	Estimated Amortization Expense
(in thousands)
2008	$1,589
2009	$1,346
2010	$1,155
2011	$1,051
2012	$1,049

Note 7—Goodwill

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2007 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events ore circumstances indicate an impairment may have occurred before that time.

The additions to goodwill in 2006 relate to the acquisitions of Pickavance and Knowles (see Note 3). The additions to goodwill in 2007 relate to the finalization of the Knowles’ purchase price allocation ($2,378,000), acquisition of the minority interest of a Knowles’ subsidiary ($221,000), and the acquisition of KJM ($2,525,000),. The following table summarizes the changes in the Company’s carrying value of goodwill during 2006 and 2007:

Segment	Balance at December 31, 2005	Additions	Translation Adjustments	Balance at December 30, 2006	Additions	Translation Adjustments	Balance at December 31, 2007
	(in thousands)
Construction Claims	$—	$15,198	$874	$16,072	$2,467	$264	$18,803
Project Management	—	—	—	—	$2,784	—	2,784

Total	$—	$15,198	$874	$16,072	$5,251	$264	$21,587

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31, 2007	December 30, 2006
	(in thousands)
Accounts payable	$16,909	$14,769
Accrued payroll	12,920	9,295
Accrued subcontractor fees	6,084	3,132
Accrued legal and professional cost	4,601	4,726
Other accrued expenses	2,614	6,799

	$43,128	$38,721

Note 9—Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of December 31, 2007 and December 30, 2006:

	December 31, 2007	December 30, 2006
	(in thousands)
Current (included in the consolidated balance sheet in “Other current liabilities”)	$2,954	$2,646
Non-current	10,924	5,701

Total	$13,878	$8,347

Note 10—Notes Payable

	December 31, 2007	December 30, 2006
	(in thousands)
Revolving credit loan payable to LaSalle Bank N.A. (“LaSalle”) up to $35,000,000. The weighted average interest rate for all borrowings at December 30, 2006 was 8.08%, respectively. (For more information see below.)	$—	$8,398
Note payable for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8% including foreign currency adjustment of approximately $193,000.	1,175	1,421
Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($999,000 at December 31, 2007, with interest at 2.00% plus LIBOR of 5.50% (or 7.50%), collateralized by cross guarantees of all United Kingdom companies.	735	—
Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,473,000), with interest rates of Egnatia Bank’s prime rate of 7.00% plus 2.50% (or 9.50%) at both December 31, 2007 and December 30, 2006, collateralized by certain assets of the Company. The loan has an expiration date of April 30, 2008.	191	171
Note payable for the purchase of the minority interest of a certain Knowles’ subsidiary with simple interest payable at 8.00% per annum with a maturity date of January 30, 2008.	90	—
Revolving credit loan payable to National Bank of Abu Dhabi up to 11,5000,000 AED ($3,134,000), with interest rates of 2.00% plus the 3 month Emirate Interbank Borrowing Rate (EIBOR) rate (or 4.90% and 5.50% at December 31, 2007 and December 30, 2006, respectively), collateralized by certain assets of the Company. The maturity date is December 24, 2008.	—	—
Various other notes payable with interest rates ranging from 7.01% to 7.80% at both December 31, 2007 and December 30, 2006, expiring through March 2008 collateralized by the related financed equipment.	8	285

	2,199	10,275
Less current maturities	1,625	854

Notes payable, net of current maturities	$574	$9,421

On December 18, 2006, the Company and LaSalle entered into a loan and security agreement (the “Credit Facility”), which was amended on October 15, 2007 to provide for up to $35,000,000 to be made available to the Company on a revolving basis. The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by all of the assets of the Company, including, without limitation, its accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries of the Company: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd. At December 31, 2007, the Company had $7,658,000 in outstanding letters of credit which reduced availability under the Credit Facility.

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from zero to 50 basis points above LaSalle’s prime rate or 150 to 262.50 basis points above LIBOR. At December 31, 2007 the applicable margins were zero basis points above LaSalle’s prime rate of 7.125% and 150 basis points above LIBOR of 5.50% (or 7.00%). At December 30, 2006, the applicable margins were 25 basis points above LaSalle’s prime rate of 8.25% (or 8.50%), and 225 basis points above LIBOR of 5.25% (or 8.00%). The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on additional debt, investments, payment of dividends, transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. The Company paid down all borrowings during the fourth quarter of 2007 using proceeds from the exercise of warrants (see Note 14 to the consolidated financial statements).

Maturities of long-term debt outstanding at December 31, 2007 are $1,625,000 in 2008 and $574,000 in 2009.

Note 11—Noncash Investing and Financing Activities

On March 24, 2006, options to purchase 482,767 shares of common stock with an exercise price of $0.37 per share and options to purchase 48,277 shares of common stock with an exercise price of $0.53 per share were exercised on a cashless basis when the fair market value was $5.47 resulting in the issuance of 493,465 shares of common stock. On June 28, 2006, options to purchase 2,838,669 shares of common stock with exercise prices ranging from $0.37 to $3.08 were exercised on a cashless basis resulting in the issuance of 2,246,852 shares of common stock. The exercises on March 24, 2006 and June 28, 2006 resulted in 3,369,713 options exercised, 629,396 shares surrendered and 2,740,317 shares issued.

The Company agreed to withhold common stock otherwise issuable to certain option holders, including to its President and Chief Operating Officer and to its Senior Vice President and Chief Accounting Officer, to cover payroll taxes resulting from income recognized by those individuals upon exercise of the options. The total amount due to the taxing authorities was approximately $2,800,000 for which the Company withheld 525,952 shares of common stock which is reflected as treasury stock.

Under the Merger Agreement with Arpeggio, shareholders of Old Hill agreed to escrow 1,450,000 shares to indemnify the Company against identified litigation claims in excess of amounts recorded at September 30, 2005 and other indemnifications. As of December 30, 2006, the Company had specifically identified judgments and awards totaling $3,865,000. During 2007, from the shares held in escrow, 69,540 shares representing $515,000 were released to the Company in satisfaction of one claim and have been placed in treasury. The remaining balance of $3,350,000 is included in shares held in escrow in stockholders’ equity and in accounts payable and accrued expenses in the consolidated balance sheet.

On April 9, 2007, the Company issued 2,300,000 shares of its common stock in connection with the earn-out provision of the Merger Agreement with Arpeggio.

On each of August 9, 2007 and August 16, 2006, the Company issued 30,000 shares to its non-employee directors as partial compensation for services as directors on the Company’s Board through the next annual stockholders meeting. The Company recorded expense of $123,000 and $155,000 in selling, general and administrative expenses in the consolidated statements of earnings for the years ended December 31, 2007 and December 30, 2006, respectively.

In connection with Arpeggio’s initial public offering, representatives of the underwriter were granted options to purchase 300,000 units, consisting of one share of common stock and two warrants to purchase common stock for $6.25 per share. In November 2007, the representatives exercised the options on a cashless basis resulting in the issuance of 217,510 shares of the Company’s common stock.

	Years Ended
	December 31, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Supplemental disclosures:
Interest paid	$987	$738	$702

Income taxes paid	$1,558	$620	$253

Below are the assets acquired and liabilities assumed in the Pickavance acquisition:
Tangible assets acquired	$—	$1,168	$—
Intangible assets acquired	—	1,096	—
Deferred income taxes	—	(112)	—
Liabilities assumed	—	(589)	—
Note payable issued in the Pickavance acquisition	$—	$(1,563)	$—

Note 12—Equity in Earnings of Affiliates

Stanley Baker Hill, LLC

Equity in earnings of affiliates reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr, Inc., and Hill.

SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. Summary information of SBH follows:

	December 31, 2007	December 30, 2006
	(in thousands)

Current assets	$18,977	$5,794
Current liabilities	14,550	3,445

Working capital	4,427	2,349
Property and equipment, net	19	18

Members’ equity	$4,446	$2,367

	Years Ended
	December 31, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Revenue	$77,226	$18,770	$13,221

Net income	$6,663	$2,972	$2,055

Summary information of the Company’s ownership interest is as follows:
Equity in earnings of affiliate	$2,221	$991	$685

Undistributed earnings included in consolidated retained earnings	$1,479	$786	$393

Distributions from affiliate	$1,528	$598	$911

At December 31, 2007 and December 30, 2006, the Company reported receivables totaling $3,394,000 and $691,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the years ended December 31, 2007, December 30, 2006 and December 31, 2005 was $15,136,000, $3,704,000 and $3,100,000, respectively.

Note 13—Stock Options

The 2006 Employee Stock Option Plan (the “Plan”) covers 1,140,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a seven year contractual term. Options granted to officers and employees vest over five-years and have a ten year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant. Options that are forfeited or expire are available for future grants. At December 31, 2007, a total of 285,000 shares of common stock were reserved for future issuance under the Plan.

The Black-Scholes option valuation model was used to estimate the fair value of the options under SFAS No. 123(R) for 2007, 2006 and 2005. The following table summarizes the fair value of options granted during 2007, 2006 and 2005 and the assumptions used to estimate the fair value (no dividends were assumed):

	For the Years Ended
	December 31, 2007	December 30, 2006	December 31, 2005
Average expected life (years)	3 -5	5	5
Forfeiture range	0% - 15%	0%	0%
Weighted average forfeiture rate	6.1%	0%	0%
Volatility range	31.2% - 37.4%	44.1%	44.1%
Weighted average volatility	37.1%	44.1%	44.1%
Range of risk-free interest rates	4.21% - 4.56%	4.81%	4.25%
Weighted average risk-free interest rate	4.47%	4.81%	4.25%
Weighted average fair value at grant date	$3.01	$2.36	$2.64

The expected term of the options is estimated based on the “simplified method” as permitted by SAB No. 107. Expected volatility was calculated using the average historical volatility of similar public companies. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, which can materially affect the resulting valuation.

The summary of the Company’s stock option activity and related information for the years ended December 31, 2007, December 30, 2006 and December 31, 2005 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except exercise price and remaining life data)
Outstanding at January 2, 2005	3,022	$0.41
Granted	763	3.08
Exercised	(193)	0.32
Expired	(174)	0.26
Forfeited	—	—

Outstanding at December 31, 2005	3,418	1.02
Granted	25	5.22
Exercised	(3,370)	0.99
Expired	—	—
Forfeited	(48)	3.08

Outstanding at December 30, 2006	25	5.22
Granted	905	7.66
Exercised	—
Expired	—
Forfeited	(75)	7.58

Outstanding at December 31, 2007	855	$7.60	6.09	$5,620

Exercisable at December 31, 2007	50	$6.12	4.12	$403

On August 31, 2005, options for 193,107 shares of the Company’s common stock were exercised on a cashless basis. The options had an exercise price of $0.32 per share and the quoted market value of a share of common stock on the date of exercise was $3.08, resulting in the Company issuing 173,277 shares of its common stock.

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2007.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$ 5.22	25,000	3.63	$5.22	25,000	$5.22
7.01	25,000	4.61	7.01	25,000	7.01
7.35	10,000	6.36	7.35	—
7.43	40,000	6.72	7.43	—
7.57	40,000	6.36	7.57	—
7.67	665,000	6.17	7.67	—
8.44	50,000	6.17	8.44	—

	855,000	6.09	$7.60	50,000	$6.12

In the years ended December 31, 2007, December 30, 2006 and December 31, 2005, the Company recorded share-based compensation of approximately $337,000, $59,000 and $1,229,000, respectively, related to stock options, which is included in selling, general and administrative expenses. The Company recorded net tax benefits of approximately $14,000 and $294,000 for the fiscal years 2006 and 2005, respectively, related to share-based compensation expense.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2007 and December 30, 2006:

	Options	Weighted Average Grant Date Fair Value
Non-vested options at December 31, 2005	—	$—
Granted	25	5.22
Vested	(25)	5.22
Forfeited	—	—

Non-vested options at December 30, 2006	—	—
Granted	905	7.66
Vested	(25)	7.01
Forfeited	(75)	7.58

Non-vested options at December 31, 2007	805	$7.69

At December 31, 2007, total unrecognized compensation cost related to non-vested options was $1,823,000 and will be recognized over the remaining weighted-average service period of 4.2 years.

Note 14—Warrants

Following Arpeggio’s initial public offering, there were 13,600,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants were redeemable at a price of $.01 per Warrant upon 30 days notice, only in the event that the closing market price of the common stock was at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. On October 23, 2007, the Company notified the warrant holders of its intention to redeem the warrants on November 23, 2007. As of November 23, 2007, all but 24,399 warrants had been exercised. The Company redeemed the remaining warrants. During 2007, the Company received $67,878,000 in connection with the exercise of warrants.

In connection with its Initial Public Offering, Arpeggio issued an option for $100 to representatives of the underwriters to purchase 300,000 Units at an exercise price of $9.90 per Unit. Each Unit consists of one share of the Company’s common stock and warrants to purchase two shares of the Company’s common stock at an exercise price of $6.25 per share. In October and November 2007, the holders exercised on a cashless basis their options and the underlying warrants resulting in the issuance of 217,510 shares of the Company’s common stock.

Note 15—Certain Transactions with Stockholder

Prior to the merger with Arpeggio in June 2006, from time to time, the Company made cash advances to Irvin E. Richter, its principal stockholder. These advances were non-interest bearing, had no set repayment term and were classified in Stockholders’ Equity in the Consolidated Balance Sheets. The entire amount due from the Company’s principal stockholder of $1,008,000 was repaid to the Company on April 21, 2006. The Company has adopted a policy that no longer allows executive officer advances or loans.

Mr. Richter also had a personal loan of $1,850,000 with a bank. As collateral for this loan, on August 10, 2004, the Company assigned $1,850,000 of potential life insurance proceeds to the bank which would be payable to us upon Mr. Richter’s death. In addition, on April 5, 2005 the Company pledged, in the event of a default, to buy back from the lender 500,000 shares of our common stock which had been pledged by Mr. Richter as collateral for the loan. The loan was repaid in June 2006.

Note 16—Selling, General and Administrative Expenses

Also included in selling, general and administrative expenses in the consolidated statements of earnings is bad debt expense of $2,271,000, $886,000 and $605,000 for the fiscal years ended 2007, 2006 and 2005, respectively.

Note 17—Income Taxes

The effective tax rates for the years ended December 31, 2007, December 30, 2006 and December 31, 2005 were 16%, 23% and 37% respectively. The Company’s effective tax rate continues to decline because a greater portion of its profit comes from foreign operations which are taxed at lower rates, if at all. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.

Income before provision for income taxes is allocated as follows:

	Years Ended
	December 31, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Income before provision for income taxes from U.S. operations	$3,325	$1,622	$1,182
Income before provision for income taxes from foreign operations	13,607	9,492	3,805

	$16,932	$11,114	$4,987

Provision for (benefit from) income taxes attributable to operating profit consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2007
U.S. Federal	$105	$1,072	$1,177
State and local	97	246	343
Foreign jurisdiction	1,355	(87)	1,268

	$1,557	$1,231	$2,788

Year ended December 30, 2006
U.S. Federal	$2,425	$(1,205)	$1,220
State and local	734	(380)	354
Foreign jurisdiction	960	—	960

	$4,119	$(1,585)	$2,534

Year ended December 31, 2005
U.S. Federal	$701	$71	$772
State and local	347	(122)	225
Foreign jurisdiction	848	—	848

	$1,896	$(51)	$1,845

The differences between income taxes based on the statutory federal income rate and the Company’s effective income tax rate are provided in the following reconciliation:

	Years Ended
	December 31, 2007	December 30, 2006	December 31, 2005
	(in thousands)
Statutory federal income tax	$5,757	$3,778	$1,696
Increase (reduction) in income taxes resulting from:
Foreign tax benefit for income taxed at lower rates	(3,328)	(1,466)	(457)
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets	725	—	9
FIN 48 liability reductions	(648)	—	—
Benefit for net operating losses not previously recorded	(250)	—	—
State and local income taxes, net of federal income tax benefit	226	115	148
Permanent differences-other	207	107	280
Permanent differences-stock options	99	—	169

Total	$2,788	$2,534	$1,845

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2007	December 30, 2006
	(in thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$495	$152
Amortization of intangibles	524	545
Compensated absences	843	—
Foreign income taxes on currency translations	753	—
Net operating loss carry forward—foreign operations	1,631	1,866

Total gross deferred tax assets	4,246	2,563
Less: valuation allowance	(1,117)	(392)

Net total deferred tax assets	3,129	2,171

Deferred tax liabilities:
Intangible asset in foreign subsidiaries	(2,123)	(2,417)
Foreign currency translation adjustment	(805)	—
Investment in affiliate	(561)	(302)
Property and equipment, principally due to difference in depreciation	(450)	(320)
Prepaid expenses	(317)	—
Change in tax method	(255)	(177)

Total gross deferred tax liabilities	(4,511)	(3,216)

Net deferred tax liabilities	$(1,382)	$(1,045)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$495	$152
Non-current deferred tax liabilities	(1,877)	(1,197)

	$(1,382)	$(1,045)

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

At December 31, 2007 and December 30, 2006, there were approximately $4,237,000 and $6,800,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $1,117,000 and $392,000 was recorded at December 31, 2007 and December 30, 2006, respectively, in relation to the foreign net operating losses and a deferred asset for foreign exchange losses.

The Company has made no provision for U.S. taxes on $26,400,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

With respect to compensation expense under SFAS No. 123(R), the Company reduced the current federal and state income tax payable by $60,000 and $1,804,000 at December 31, 2007 and December 30, 2006, respectively, for deductible stock option expenses that were reflected as income by certain employees in 2006.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of our fiscal year. As a result of the implementation of FIN 48, the Company has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions which would require a cumulative effect adjustment to retained earnings.

The following table indicates the changes to the Company’s uncertain tax positions for the year ended December 31, 2007 including interest and penalties:

Balance at December 31, 2006 (date of FIN 48 adoption)	$6,391
Reductions in 2007 for tax positions taken in prior years	(448)
Payment to taxing authorities in 2007	(200)

Balance at December 31, 2007	$5,743

Of the balance noted above, $2,506,000 is included in “Income taxes payable” and $3,237,000 is included in “Other liabilities” in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. As a result of its acquisition of Knowles, the Company has an ongoing audit for two Knowles affiliates for the years ended in 2000 through 2005. Due to current negotiations with Inland Revenue, the Company has decided to reduce the FIN 48 liability due to a proposed settlement agreement. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2004.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At December 31, 2007, the Company had accrued $2,500,000 for potential interest and penalties.

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

Note 18—Commitments and Contingencies

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 in damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D is claiming damages in the range of $425,000 to $470,000. The F&D claim is being defended by the New Jersey Professional Liability Insurance Guarantee Association and losses are covered up to $300,000. The Company believes that the claims of Hughes, Monroe Township and F&D are without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accruals have been made for any of these claims because the Company considers the chance of loss to be remote.

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 2 to the consolidated financial statements, stockholders of the pre-merger Hill International, Inc. had escrowed a total 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s consolidated balance sheet at

December 31, 2007 and December 30, 2006. From the shares held in escrow, a total of 451,665 shares representing $3,350,000 has been allocated at this time to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of approximately $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 2 to the consolidated financial statements, stockholders of the pre-merger Hill International, Inc. had escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 was to be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, a total of 69,540 shares representing $515,777 were released to the Company on July 16, 2007 for satisfaction of the judgment amount in excess of the amount accrued and have been placed in treasury.

On May 23, 2007, Hill filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). Hill was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904, plus accrued interest. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The Company believes that Bachmann’s counterclaim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accruals have been made for this claim because the Company considers the chance of loss to be remote.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters should not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

As discussed above, the Company has posted a letter of credit securing a judgment plus pre- and post-judgment interest in the amount of $3,350,000.

The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

(1)

Certain of the Company’s subsidiaries (Hill International S.A., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services which provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases these clients also require a parent company guarantee.

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

The maximum potential future payment under these arrangements at December 31, 2007 was $28,418,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at December 31, 2007 and December 30, 2006 were $5,057,000 and $6,882,000, respectively.

Note 19—Operating Leases

The Company has numerous operating leases which have various expiration dates through May 2016. Rent expense was approximately $6,511,000, $3,955,000 and $2,900,000 for the fiscal years ended December 31, 2007, December 30, 2006 and December 31, 2005, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2007, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2008	$7,020
2009	5,718
2010	4,545
2011	3,413
2012	2,899
Thereafter	2,232

Total	$25,827

Note 20—Capital Lease Obligations

The Company has entered into various capital leases for equipment expiring through 2009, with approximate aggregate monthly payments of $20,000.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

(in thousands)
For the years ending:
2008	$162
2009	38

Total minimum lease payments	200
Less: amount representing interest	(29)

Present value of net minimum lease payments	171
Less: current maturities	141

Capital lease obligations, net of current maturities	$30

The present value of minimum future obligations shown above is calculated based on interest rates ranging from 6.50% to 9.00% with 8.28% as the weighted average.

Note 21—Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for qualified employees. The terms of the Plan define qualified employees as those over 21 years of age. Through 2007, the Company matched 50% of the employee contributions up to 4% of employee compensation. For the years ended December 31, 2007, December 30, 2006 and December 31, 2005, 401(k) expense was $710,000, $547,000 and $474,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 22—Business Segment Information

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

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments for the fiscal years 2007, 2006 and 2005 (in thousands):

Consulting Fee Revenue:

	2007	2006	2005
Project Management	$134,968	$96,678	$65,816
Construction Claims	$68,150	33,309	14,292

Total	$203,118	$129,987	$80,108

Total Revenue:

	2007	2006	2005
Project Management	$208,563	$160,223	$96,993
Construction Claims	$81,760	37,249	15,236

Total	$290,323	$197,472	$112,229

Operating Profit:

	2007	2006	2005
Project Management before equityin earnings of affiliates	$22,466	$17,204	$12,181
Equity in earnings of affiliates	2,221	1,080	685

	24,687	18,284	12,866
Construction Claims	8,236	2,854	2,110
Corporate Expenses	(15,311)	(9,765)	(9,320)

Total	$17,612	$11,373	$5,656

Depreciation and Amortization Expense:

	2007	2006	2005
Project Management	$994	$660	$487
Construction Claims	2,427	1,105	146

Subtotal segments	3,421	1,765	633
Corporate	319	230	231

Total	$3,740	$1,995	$864

Consulting Fee Revenue by Geographic Region:

	2007	2006	2005
		(Revised)	(Revised)
Americas	$70,264	$51,772	$44,434
Middle East / N. Africa	76,144	52,838	27,814
Europe	50,044	23,107	7,860
Asia / Pacific	6,666	2,270	—

Total	$203,118	$129,987	$80,108

Total Revenue by Geographic Region:

	2007	2006	2005
		(Revised)	(Revised)
Americas	$127,424	$96,762	$70,284
Middle East / N. Africa	85,894	62,972	31,403
Europe	69,425	35,333	10,542
Asia / Pacific	7,580	2,405	—

Total	$290,323	$197,472	$112,229

In 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the customer. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for 2006 and 2005 have been revised to reflect the new method.

Consulting Fee Revenue By Client Type:

	2007	2006	2005
U.S. federal government	$30,696	$14,159	$14,359
U.S. State, local and quasi-government	31,025	24,446	22,453
Foreign government	26,494	18,041	12,935
Private sector	114,903	73,341	30,361

Total	$203,118	$129,987	$80,108

Total Revenue By Client Type:

	2007	2006	2005
U.S. federal government	$33,928	$16,455	$17,718
U.S. State, local and quasi-government	84,859	62,253	44,237
Foreign government	38,064	29,403	15,740
Private sector	133,472	89,361	34,534

Total	$290,323	$197,472	$112,229

Total Assets by Geographic Region:

	2007	2006	2005
Americas	$111,665	$38,109	$21,346
Europe	60,093	53,609	7,075
Middle East / N. Africa	32,681	24,133	12,302
Asia / Pacific	2,760	3,142	—

Total	$207,199	$118,993	$40,723

Property, Plant and Equipment, Net by Geographic Region:

	2007	2006	2005
Americas	$3,709	$1,911	$1,832
Europe	1,523	2,264	283
Middle East	1,032	1,100	727
Asia / Pacific	199	240	—

Total	$6,463	$5,515	$2,842

Note 23—Subsequent Events

Acquisition of Gerens Management Group, S.A.

On February 15, 2008, Hill International, S.A., the Company’s wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,800,000) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which has about 250 employees, immediately changed its name to Gerens Hill International, S.A.

Gerens is headquartered in Madrid and has additional offices in Barcelona and Cancun, Mexico. The company has managed the construction of major projects in various sectors, including residential, commercial, healthcare, retail and leisure, infrastructure, and hotels and resorts. Gerens brings together extensive knowledge of the Spanish market and worldwide experience in the management and control of complex design and construction processes offering their clients project management and independent technical consultancy services. In 2007, Gerens had unaudited total revenues of approximately €21,000,000 ($30,600,000). At December 31, 2007, Gerens had total backlog of approximately €27,300,000 ($39,900,000).

In connection with the acquisition, Gerens’ shareholders, including Hill International S.A., entered into an agreement whereby the minority shareholders have a right to compel Hill International S.A. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International S.A. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 increased by the General Price Index (capped at 3.5% per annum) or (b) ten times the company’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of the purchase. Such amount may be increased by increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

Acquisition of John Shreeves Holdings Ltd.

On January 7, 2008, the Company acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. For its last fiscal year, ended April 30, 2007, Shreeves had revenues of approximately £2.4 million ($4,800,000). Total consideration amounted to £1,850,000 ($3,700,000) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing date. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

Transfer to New York Stock Exchange

On February 22, 2008, the Company’s common stock commenced trading on the New York Stock Exchange under the ticker symbol HIL.

FIN 48 Reversal

In February 2008, the Company realized a tax benefit of $2,506,000 upon the filing of certain income tax returns. This amount will reduce income tax expense in the first quarter of 2008.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2007 and December 30, 2006, and the related consolidated statements of earnings, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule included in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the December 31, 2005 financial statements of Hill International (UK) Limited, wholly owned subsidiary, which statements reflect revenues constituting 9 percent of the related consolidated revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Hill International (UK) Limited is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hill International, Inc. and Subsidiaries as of December 31, 2007 and December 30, 2006, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 17, the Company changed its method of accounting for uncertain tax positions effective December 31, 2006.

/s/    Amper, Politziner & Mattia P.C.

March 24, 2008

Edison, New Jersey

Report of Independent Registered Public Accounting Firm

We have audited the statements of earnings, stockholders’ equity, and cash flows of Hill International (UK) Limited for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    Baker Tilly UK Audit LLP

Baker Tilly UK Audit LLP

London

United Kingdom

27 March 2006

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2007
Consulting fee revenue	$44,562	$48,424	$51,464	$58,668	$203,118
Total Revenue	62,924	68,951	72,177	86,271	290,323
Gross profit	20,995	22,472	24,597	28,230	96,294
Operating profit	3,477	4,005	5,137	4,993	17,612
Net earnings	2,460	2,807	3,800	5,077	14,144
Basic earnings per common share	0.10	0.11	0.15	0.16	0.53
Diluted earnings per common share	0.08	0.10	0.13	0.14	0.45

Year Ended December 30, 2006
Consulting Fee Revenue	$25,351	$27,998	$34,029	$42,609	$129,987
Total Revenue	36,808	43,482	49,866	67,316	197,472
Gross profit	11,389	12,123	15,255	20,198	58,965
Operating profit	1,779	2,511	3,694	3,389	11,373
Net earnings	1,234	1,746	2,911	2,689	8,580
Basic earnings per common share	0.10	0.15	0.13	0.12	0.50
Diluted earnings per common share	0.08	0.13	0.12	0.11	0.46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A (T).	Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting.

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and of the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting. Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan. See Note 12 in the Notes to consolidated financial statements for further information related to these plans.

A summary of the status and changes of the stock options under the Company’s stock option plan as of December 31, 2007 is as follows:

	Shares	Weighted- Average Exercise Price
Outstanding at December 30, 2006	25,000	$5.22
Granted	905,000	7.66
Exercised	—	—
Forfeited	(75,000)	7.58

Outstanding at December 31, 2007	855,000	$7.60

Vested and exercisable at December 31, 2007	50,000	$6.12

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column A) C
Equity compensation plans approved by security holders (a)	855,000	$7.60	285,000
Equity compensation plans not approved by security holders	—	—	—

Total	855,000	$7.60	285,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2007 and December 30, 2006, the related consolidated statements of earnings, stockholders’ equity, comprehensive income and cash flows for each of the years ended December 31, 2007, December 30, 2006 and December 31, 2005, the footnotes thereto, and the reports of Amper, Politziner & Mattia P.C., independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007 December 30, 2006 and December 31, 2005.

(b)	Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (2)

3.2	Amended and Restated By-laws of Hill International, Inc. (3)

4.1	Specimen Unit Certificate. (4)

4.2	Specimen Common Stock Certificate. (4)

4.3	Specimen Warrant Certificate. (4)

4.4	Form of Unit Purchase Option granted to Early BirdCapital, Inc. (4)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (4)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.2*	Form of 2006 Employee Stock Option Plan. (5)

10.3	Form of Voting Agreement. (6)

10.4	Form of Escrow Agreement. (7)

10.5	Form of Lock-Up Agreement executed by the Stockholders of Hill International, Inc. (8)

10.6*	Form of Irvin E. Richter Employment Agreement. (9)

10.7*	Form of David L. Richter Employment Agreement. (10)

10.8*	Form of Stuart S. Richter Employment Agreement. (11)

10.9	Limited Liability Company Agreement of Stanley Baker Hill, LLC. (12)

10.10	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC (12)

10.11	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC. (12)

10.12	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction. (12)

10.13	Loan and Security Agreement dated as of December 18, 2006 by and between Hill International, Inc. and LaSalle Bank N.A. (13)

10.14	First Amendment to Loan and Security Agreement dated as of October 15, 2007 by and between Hill International, Inc. and LaSalle Bank N.A.(14)

14	Code of Ethics. (15)

16.1	Letter to BDO Seidman, LLP dated June 28, 2006 regarding change in certifying accountant. (16)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Annex C of the Definitive Proxy Statement (No. 000-50781), filed on June 6, 2006 and incorporated herein by reference.

(6)	Included as Annex E of the Definitive Proxy Statement (No. 000-50781) filed June 6, 2006 and incorporated herein by reference.

(7)	Included as Annex F of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(8)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 5, 2005 and incorporated herein by reference.

(9)	Included as Annex G of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(10)	Included as Annex H of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(11)	Included as Annex I of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(12)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(13)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2006 and incorporated herein by reference.

(14)	Included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 16, 2007 and incorporated herein by reference.

(15)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

(16)	Included as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2006 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/S/ IRVIN E. RICHTER
Irvin E. Richter Chairman and Chief Executive Officer

Date: March 24, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/S/ IRVIN E. RICHTER	By:	/S/ WILLIAM J. DOYLE
	Irvin E. Richter Chairman, Chief Executive Officer and Director		William J. Doyle Director

	Date: March 24, 2008		Date: March 24, 2008

By:	/S/ DAVID L. RICHTER	By:	/S/ BRIAN W. CLYMER
	David L. Richter President, Chief Operating Officer and Director		Brian W. Clymer Director

	Date: March 24, 2008		Date: March 24, 2008

By:	/S/ JOHN FANELLI III	By:	/S/ ALAN S. FELLHEIMER
	John Fanelli III Senior Vice President and Chief Financial Officer		Alan S. Fellheimer Director

	Date: March 24, 2008		Date: March 24, 2008

By:	/S/ ARNAUD AJDLER	By:	/S/ ERIC S. ROSENFELD
	Arnaud Ajdler Director		Eric S. Rosenfeld Director

	Date: March 24, 2008		Date: March 24, 2008

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other – Allowance Acquired in Acquisitions	Uncollectible Receivables Written Off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2007	$3,373	$2,271	$135	$(636)	$5,143
Fiscal year ended December 30, 2006	$845	$886	$2,302	$(660)	$3,373
Fiscal year ended December 31, 2005	$1,190	$605	—	$(950)	$845