Form 10-Q
period 2008-03-31
Hill International, Inc.
filed 2008-05-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 40,655,220 shares of the Registrant’s Common Stock outstanding at April 29, 2008

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$49,035	$66,128
Cash - restricted	3,135	3,749
Accounts receivable, less allowance for doubtful accounts of $6,550 and $5,143	97,314	83,151
Accounts receivable - affiliate	2,275	3,394
Prepaid expenses and other current assets	6,723	4,961
Income taxes receivable	550	550
Deferred tax assets	495	495

Total current assets	159,527	162,428
Property and equipment, net	9,275	6,463
Cash - restricted, net of current portion	793	1,308
Retainage receivable, less allowance for doubtful accounts of $38 and $38	918	820
Acquired intangibles, net	15,212	10,228
Goodwill	31,490	21,587
Investment in affiliates	12,118	1,480
Other assets	3,180	2,885

Total assets	$232,513	$207,199

Liabilities and Stockholders’ Equity
Due to bank	$1,556	$942
Current maturities of notes payable	1,557	1,625
Current maturities of capital lease obligations	85	141
Accounts payable and accrued expenses	43,601	43,128
Income taxes payable	4,092	4,377
Other current liabilities	15,038	9,435

Total current liabilities	65,929	59,648
Notes payable, net of current maturities	61	574
Capital lease obligations, net of current maturities	50	30
Retainage payable	902	815
Deferred tax liabilities	2,149	1,877
Deferred revenue	11,661	10,924
Other liabilities	12,374	4,701

Total liabilities	93,126	78,569

Minority interest	3,221	259

Commitments and contingencies (Notes 17, 18, 19, and 20)
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 41,254,502 shares and 38,953,111 shares issued at March 31, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	106,612	106,481
Retained earnings	35,137	28,306
Accumulated other comprehensive income	1,090	257

	142,843	135,048

Less treasury stock of 599,282 shares at both March 31, 2008 and December 31, 2007, at cost	(3,327)	(3,327)
Less stock held in escrow of 755,160 shares at both March 31, 2008 and December 31,2007	(3,350)	(3,350)

Total stockholders’ equity	136,166	128,371

Total liabilities and stockholders’ equity	$232,513	$207,199

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Consulting fee revenue	$69,638	$44,562
Reimbursable expenses	11,255	18,362

Total revenue	80,893	62,924

Cost of services	37,254	23,567
Reimbursable expenses	11,255	18,362

Total direct expenses	48,509	41,929

Gross profit	32,384	20,995
Selling, general and administrative expenses	27,500	17,755
Equity in earnings of affiliates	(635)	(237)

Operating profit	5,519	3,477
Minority interest in income of subsidiaries	210	66
Interest (income) expense, net	(365)	227

Earnings before (benefit) provision for income taxes	5,674	3,184
(Benefit) provision for income taxes	(1,157)	724

Net earnings	$6,831	$2,460

Basic earnings per common share	$0.17	$0.10

Basic weighted average common shares outstanding	40,791	24,600

Diluted earnings per common share	$0.17	$0.08

Diluted weighted average common shares outstanding	41,121	29,078

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net earnings	$6,831	$2,460
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,112	693
Equity in earnings of affiliates	(635)	(237)
Minority interest in income of subsidiaries	210	66
Provision for bad debts	(15)	109
Deferred tax provision	(1,011)	283
Stock based compensation	122	39
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,660)	(7,164)
Accounts receivable - affiliate	1,119	691
Prepaid expenses and other current assets	(887)	(37)
Retainage receivable	(97)	(164)
Other assets	183	25
Accounts payable and accrued expenses	(4,625)	2,005
Income taxes payable	(1,395)	23
Deferred revenue	737	(203)
Other current liabilities	2,201	807
Retainage payable	87	81
Other liabilities	340	(556)

Net cash flows provided by (used in) operating activities	1,617	(1,079)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(16,578)	(219)
Distributions from affiliate	700	528
Payments for purchase of property and equipment	(2,166)	(410)

Net cash flows used in investing activities	(18,044)	(101)

Cash flows from financing activities:
Due to bank	613	(29)
Payments on notes payable	(709)	(510)
Net borrowings (payments) on revolving loan	52	(119)
Dividends paid to subsidiaries’ minority stockholders	—	(166)
Proceeds from exercise of stock options and warrants	8	5
Payments on capital lease obligations	(36)	(105)

Net cash flow used in financing activities	(72)	(924)

Effect of exchange rate changes on cash	(594)	429

Net decrease in cash and cash equivalents	(17,093)	(1,675)
Cash and cash equivalents – beginning of period	66,128	11,219

Cash and cash equivalents – end of period	$49,035	$9,544

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—The Company

Hill International, Inc. (“Hill” or the “Company”) is a publicly owned construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and their agencies, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On June 28, 2006, the closely held Hill (“Old Hill”) merged with and into Arpeggio Acquisition Corp. (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Note 2—Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of Hill and of our wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3—Acquisitions

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was 10,800,000 Euros ($15,981,000) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which has about 250 employees, immediately changed its name to Gerens Hill International, S.A. following the acquisition.

Gerens is headquartered in Madrid, Spain and has additional offices in Barcelona, Spain and Cancun, Mexico. The company has managed the construction of major projects in various sectors, including residential, commercial, healthcare, retail and leisure, infrastructure, and hotels and resorts. Gerens brings together extensive knowledge of the Spanish market and worldwide experience in the management and control of complex design and construction processes offering their clients project management and independent technical consultancy services.

In connection with the acquisition, Gerens’ shareholders, including Hill International S.A., entered into an agreement whereby the minority shareholders have a right to compel Hill International S.A. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International S.A. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) 18,000,000 Euros increased by the General Price Index (capped at 3.5% per annum) or (b) ten times the company’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of the purchase. Such amount may be increased by increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Gerens have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. At March 31, 2008, the total purchase price, including acquisition expenses of $263,000, was $16,244,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and the liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,478
Other current assets	11,170
Furniture and equipment	1,095
Investment in affiliate	9,909
Other assets	476
Acquired intangibles	4,002
Goodwill	8,410

Total assets acquired	37,540
Current liabilities assumed	(11,423)
Long term liabilities	(7,317)
Minority interest	(2,556)

Net assets acquired	$16,244

The following unaudited pro forma information assumes the Gerens acquisition had occurred on December 31, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Gerens acquisition occurred on that date, nor is it necessarily indicative of the Company’s future results:

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Total revenue	$85,091	$68,696

Net earnings	$7,068	$2,527

Basic earnings per share	$0.17	$0.10
Diluted earnings per share	$0.17	$0.09

The pro forma net income reflects adjustments for amortization of intangibles, stock-based compensation expense, interest charges and income taxes.

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., a wholly-owned subsidiary of the Company, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. Total consideration amounted to £1,850,000 ($3,700,000) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing date. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

Note 4—Comprehensive Income

The following table summarizes the Company’s comprehensive income for the three-month periods ended March 31, 2008 and 2007:

	Three months ended
(in thousands)	March 31, 2008	March 31, 2007
Net income	$6,831	$2,460
Foreign currency translation adjustment, net of tax	833	208

Comprehensive income	$7,664	$2,668

Note 5—Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2008	December 31, 2007
Billed	$91,310	$73,835
Retainage, current portion	3,782	3,399
Unbilled	8,772	11,060

	103,864	88,294
Allowance for doubtful accounts	(6,550)	(5,143)

	$97,314	$83,151

Note 6—Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Contract rights	$3,108	$2,341	$2,505	$2,274
Customer relationships	15,602	1,630	13,853	4,225
Trade names	792	331	618	263
Covenant not to compete	18	6	18	4

Total	$19,520	$4,308	$16,994	$6,766

Intangible assets less amortization, net	$15,212		$10,228

Amortization expense related to intangible assets totaled $479,000 and $240,000 for the three-month periods ended March 31, 2008 and 2007, respectively. Estimated amortization expense based on our present intangible assets for the next five years is as follows:

Year ending December 31,	Estimated amortization expense
(in thousands)
2008 (remaining 9 months)	$1,651
2009	1,932
2010	1,734
2011	1,707
2012	1,569

Note 7—Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reportable segment, in the third quarter of each year, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2007 and noted no impairment for either of its reporting units.

The following table summarizes the changes in the Company’s carrying value of goodwill during the three-month period ended March 31, 2008 (in thousands):

Segment	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at March 31, 2008
Construction Claims	$18,803		$(47)	$18,756
Project Management	2,784	9,230	720	12,734

Total	$21,587	$9,230	$673	$31,490

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007:

(in thousands)	March 31, 2008	December 31, 2007
Accounts payable	$15,268	$16,909
Accrued payroll	16,300	12,920
Accrued subcontractor fees	4,610	6,084
Accrued legal and professional expenses	4,353	4,601
Other accrued expenses	3,070	2,614

	$43,601	$43,128

Note 9—Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Current (included in the consolidated balance sheet in “Other current liabilities”)	$7,292	$2,954
Non-current	11,661	10,924

Total	$18,953	$13,878

Note 10—Notes Payable

Outstanding debt obligations are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8%.	$560	$1,175

Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($996,000 and $999,000 at March 31, 2008 and December 31, 2007, respectively, with interest at 2.00% plus LIBOR of 5.25% (or 7.25%) and 5.50% (or 7.50%) at March 31, 2008 and December 31, 2007, respectively, collateralized by cross guarantees of all United Kingdom companies.	992	735

Revolving credit loan payable to Egnatia Bank up to 1,000,000 Euros ($1,577,000), with interest rates of Egnatia Bank’s prime rate of 7.00% plus 2.50% (or 9.50%) at both March 31, 2008 and December 31, 2007, collateralized by certain assets of the Company. The loan has an expiration date of April 30, 2009.	—	191

Other notes payable	66	98

	1,618	2,199
Less current maturities	1,557	1,625

Notes payable, net of current maturities	$61	$574

The Company is a party to a loan and security agreement with LaSalle Bank N.A. (“LaSalle”), which provides for up to $35,000,000 to be made available on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by all of the Company’s assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and proceeds from the sale of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At March 31, 2008 the applicable margins were 0 basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2008, there were no outstanding borrowings under the Credit Facility, although the Company had $7,976,000 in outstanding letters of credit which reduced availability under the Credit Facility.

The Company also maintains a credit facility with a bank in the Middle East for 11,500,000 AED ($3,134,000) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2008 was 2.64%, plus 2.0%. At March 31, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

Note 11—Supplemental Cash Flow Information

On March 24, 2008, options to purchase 1,000 shares of Hill’s common stock with an exercise price of $7.67 per share were exercised on a cashless basis when the fair market value was $12.59 resulting in Hill issuing 391 shares of its common stock.

On April 9, 2008, the Company issued 2,300,000 shares of its common stock in connection with the earn-out provision of the merger agreement with Arpeggio.

The following table provides additional cash flow information:

	Three months ended
In thousands	March 31, 2008	March 31, 2007
Interest paid	$102	$216

Income taxes paid	$269	$168

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

At March 31, 2008 and December 31, 2007, the Company reported receivables totaling $2,275,000 and $3,394,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended March 31, 2008 and 2007 was $6,814,000 and $1,247,000, respectively.

Note 13—Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 330,731 shares and 4,477,551 shares for the three-month periods ended March 31, 2008 and 2007, respectively. Certain stock options were excluded from the 2008 and 2007 calculations and certain warrants were excluded from the 2007 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 100,000 shares and 1,660,000 shares for the three-month periods ended March 31, 2008 and 2007, respectively. The 2,300,000 common shares, which were issued in April 2008 in connection with the 2007 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2008, in both the basic and diluted weighted average shares for the three-month period ended March 31, 2008.

Note 14—Share-Based Compensation

At March 31, 2008, the Company had 948,000 options outstanding with a weighted average exercise price of $8.24. During the three-month period ended March 31, 2008, the Company granted 120,000 options, which vest over a five-year period, with a weighted average exercise price of $12.53 and a contractual life of seven years. The aggregate fair value of the options was $535,200 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate the fair value were: expected life – five years; volatility – 35.2% and risk free interest rate – 2.78%. During 2008, options for 25,000 shares with a weighted average exercise price of $7.61 were forfeited.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $122,000 and $38,725 for the three-month periods ended March 31, 2008 and 2007, respectively.

Note 15—Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year. As a result of the implementation of FIN 48, the Company has analyzed filing positions in all of the federal, state and foreign filing jurisdictions where it is required to file income tax returns, as well as all open years in those jurisdictions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that there were no uncertain tax positions which would require a cumulative effect adjustment to retained earnings as of December 31, 2006.

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

The following table indicates the changes to the Company’s uncertain tax positions for the period ended March 31, 2008, including interest and penalties:

(in thousands)
Balance at December 31, 2007	$5,743
Reductions due to expiration of statute of limitations	(2,506)
Increase in current period	196

Balance at March 31, 2008	$3,433

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2008, $1.8 million for potential interest and penalties related to uncertain tax positions was included in the balance above.

The effective income tax (benefit) expense rates for the three-month periods ended March 31, 2008 and 2007 were (20.4%) and 22.7%, respectively. Excluding the effect of the reserve reduction included in the table above, the effective income tax expense rate would have been 23.8% for the three-month period ended March 31, 2008.

Note 16—Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and secondarily by their geography (Americas, Europe, the Middle East/North Africa and Asia/Pacific).

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three-month periods ended March 31, 2008 and 2007 (in thousands):

Consulting Fee Revenue:

	Three months ended
	March 31, 2008		March 31, 2007
	$	%	$	%
Project Management	$49,376	70.9%	$28,401	63.7%
Construction Claims	20,262	29.1%	16,161	36.3%

Total	$69,638	100.0%	$44,562	100.0%

Total Revenue:

	Three months ended
	March 31, 2008		March 31, 2007
	$	%	$	%
Project Management	$59,501	73.6%	$43,850	69.7%
Construction Claims	21,392	26.4%	19,074	30.3%

Total	$80,893	100.0%	$62,924	100.0%

Operating Profit:

	Three months ended
	March 31, 2008	March 31, 2007
Project Management before equity in earnings of affiliates	$6,716	$5,157
Equity in earnings of affiliates	635	237

	7,351	5,394
Construction Claims	3,536	1,620
Corporate Expenses	(5,368)	(3,537)

Total	$5,519	$3,477

Depreciation and Amortization Expense:

	Three months ended
	March 31, 2008	March 31, 2007
Project Management	$511	$130
Construction Claims	459	495

Subtotal segments	970	625
Corporate	142	68

Total	$1,112	$693

In the fourth quarter of 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for the first quarter of 2007 have been revised to reflect the new method.

Consulting Fee Revenue by Geographic Region:

	Three months ended
	March 31, 2008		March 31, 2007
			(Revised)
	$	%	$	%
Americas	$18,826	27.0%	$15,351	34.4%
Middle East / North Africa	29,596	42.5%	15,845	35.6%
Europe	19,772	28.4%	11,886	26.7%
Asia / Pacific	1,444	2.1%	1,480	3.3%

Total	$69,638	100.0%	$44,562	100.0%

Total Revenue by Geographic Region:

	Three months ended
	March 31, 2008		March 31, 2007
			(Revised)
	$	%	$	%
Americas	$26,857	33.2%	$27,153	43.2%
Middle East / North Africa	30,813	38.1%	18,004	28.6%
Europe	21,772	26.9%	16,091	25.6%
Asia / Pacific	1,451	1.8%	1,676	2.6%

Total	$80,893	100.0%	$62,924	100.0%

Consulting Fee Revenue By Client Type:
	Three months ended
	March 31, 2008		March 31, 2007
	$	%	$	%
U.S. federal government	$9,790	14.1%	$3,858	8.7%
U.S. state, local and regional government	7,461	10.7%	7,841	17.6%
Foreign government	5,165	7.4%	6,444	14.5%
Private sector	47,222	67.8%	26,419	59.2%

Total	$69,638	100.0%	$44,562	100.0%

Total Revenue By Client Type:
	Three months ended
	March 31, 2008		March 31, 2007
	$	%	$	%
U.S. federal government	$10,182	12.6%	$4,334	6.9%
U.S. state, local and regional government	12,740	15.7%	18,817	29.9%
Foreign government	6,297	7.8%	8,723	13.9%
Private sector	51,674	63.9%	31,050	49.3%

Total	$80,893	100.0%	$62,924	100.0%

Total Assets by Geographic Region:

	March 31, 2008	December 31, 2007
Americas	$81,079	$111,665
Europe	114,612	60,093
Middle East / North Africa	33,381	32,681
Asia / Pacific	3,441	2,760

Total	$232,513	$207,199

Property, Plant and Equipment, Net by Geographic Location:
	March 31, 2008	December 31, 2007
Americas	$4,691	$3,709
Europe	3,074	1,523
Middle East / North Africa	1,189	1,032
Asia / Pacific	321	199

Total	$9,275	$6,463

Note 17—Concentrations

The Company had two clients, Stanley Baker Hill, LLC and City of New York, that collectively accounted for 17% of total revenue for the three-month period ended March 31, 2008, and two clients, the City of New York and Nakheel Corporation, that collectively accounted for 25% of total revenue for the three-month period ended March 31, 2007.

The Company had one client, Stanley Baker Hill, LLC, that accounted for 10% of consulting fee revenue for the three-month period ended March 31, 2008, and one client, Nakheel Corporation that accounted for 11% of consulting fee revenue for the three-month period ended March 31, 2007.

None of the Company’s clients accounted for 10% or more of accounts receivable as of March 31, 2008 and December 31, 2007.

The Company has several contracts with U.S. federal government agencies that accounted for 13% and 7% of total revenue during the three-month periods ended March 31, 2008 and 2007, respectively.

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of Old Hill had escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. Oral argument occurred on April 16, 2008 and the parties are awaiting the court’s decision. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of March 31, 2008. The Company also recorded an accrued liability in the amount of $3,350,000 which is included in “Accrued liabilities” on the Company’s consolidated balance sheet at March 31, 2008 and December 31, 2007. From the shares held in escrow, 451,665 shares representing $3,350,000 have been allocated at this time for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

On May 28, 2004, Sims Group, Inc. (“Sims”) filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract against the Company. The plaintiff was a subcontractor to the Company and sought the alleged contract balance owed of $1,300,000. The Company filed a counterclaim on July 2, 2004 alleging fraud and breach of contract. This matter was arbitrated during April 2006 and an arbitration award was issued on June 28, 2006 awarding Sims $1,250,000 plus costs of $33,000. The Company had accrued a liability of $772,000 related to this matter prior to September 30, 2005. In connection with the Arpeggio and Hill merger described in Note 1 to the consolidated financial statements, stockholders of Old Hill had escrowed 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters. Liability in this matter in excess of amounts accrued as of September 30, 2005 was to be satisfied from such escrowed shares. In October 2006, the Company made a payment of approximately $1,300,000 to claimant to satisfy this matter in full. From the shares held in escrow, 69,540 shares, representing $515,777, were released to the Company on July 16, 2007 for satisfaction of the judgment amount in excess of the amount accrued and have been placed in treasury.

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

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Note 19—Subsequent Event

Merger Earn-out

On April 4, 2008, the Company issued 2,300,000 shares of its common stock to certain stockholders of Hill as provided under the merger agreement with Arpeggio. There is no accounting impact other than the increase in issued and outstanding common shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2007 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

We believe we are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with over 1,800 employees operating out of over 70 offices in more than 25 countries.

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

In addition, we believe there are high barriers to entry for new competitors, especially in the project management market. We compete for business based on reputation and past experience, including client requirements for substantial similar project and claims work. We have developed significant long-standing relationships which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees, which allows us to attract and retain superior professionals.

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2007 Annual Report on Form 10-K filed March 25, 2008 with the Securities and Exchange Commission have not materially changed.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007

Consulting Fee Revenue (“CFR”)

	Three months ended
	March 31, 2008		March 31, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$49,376	70.9%	$28,401	63.7%	$20,975	73.9%
Construction Claims	20,262	29.1%	16,161	36.3%	4,101	25.4%

Total	$69,638	100.0%	$44,562	100.0%	$25,076	56.3%

The increase in project management CFR consists of a $17,498,000 increase in foreign projects and a $3,477,000 increase in domestic projects. The increase in foreign project management CFR was due to an $11, 876,000 increase generated in the Middle East and $5,622,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East/North Africa region (including the United Arab Emirates, Qatar, Saudi Arabia and Libya) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. Growth in Europe is mainly due to the acquisition of Gerens (effective February 2008) generating CFR in the first quarter of $4,465,000. The increase in domestic project management CFR revenue of $3,477,000 was primarily due to the acquisition of KJM (effective May 2007) combined with an increase of $325,000 in our Philadelphia office where several projects began during the second half of 2007.

The increase in construction claims CFR is primarily attributable to foreign construction claims CFR. The increase mainly consists of $1,973,000 generated in our London office and a $1,806,000 increase in the Middle East, primarily due to increased work and expansion of existing work.

Reimbursable Expenses

	Three months ended
	March 31, 2008		March 31, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$10,126	90.0%	$15,449	84.1%	$(5,323)	(34.5%)
Construction Claims	1,129	10.0%	2,913	15.9%	(1,784)	(61.2%)

Total	$11,255	100.0%	$18,362	100.0%	$(7,107)	(38.7%)

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The decrease in project management reimbursable expenses was partially due to a $3,886,000 decrease in reimbursable subcontractors’ fees in the New York City office combined with lower use of subcontractors overseas in Europe and the Middle East. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. The decrease in construction claims reimbursable expenses is due to the decreased use of subcontractors overseas primarily in Europe.

Cost of Services

	Three months ended
	March 31, 2008		% of CFR	March 31, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$29,332	78.7%	59.4%	$16,432	69.7%	57.9%	$12,900	78.5%
Construction Claims	7,922	21.3%	39.1%	7,135	30.3%	44.1%	787	11.0%

Total	$37,254	100.0%	53.5%	$23,567	100.0%	52.9%	$13,687	58.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $9,887,000 required to produce the higher volume of CFR. Of this amount, $2,328,000 is attributable to the acquisition of Gerens.

The cost of services for construction claims increased primarily due to an increase in direct labor required to produce the increase in CFR. Cost of construction claims services as a percentage of CFR decreased in 2008 as compared to 2007 due to the decreased use of subcontractors overseas primarily in Europe. The construction claims business typically has a lower cost of services as compared to the project management business.

Gross Profit

	Three months ended
	March 31, 2008		% of CFR	March 31, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$20,044	61.9%	40.6%	$11,969	57.0%	42.1%	$8,075	67.5%
Construction Claims	12,340	38.1%	60.9%	9,026	43.0%	55.9%	3,314	36.7%

Total	$32,384	100.0%	46.5%	$20,995	100.0%	47.1%	$11,389	54.2%

The increase in project management gross profit included $6,620,000 from foreign project management in which $1,540,000 is attributable to the acquisition of Gerens, and $1,455,000 from domestic project management. The decrease in project management gross profit as a percentage of CFR is due to Gerens which has a gross profit percentage of 34%. In addition, our New Jersey, New York and Washington D.C. offices averaged lower gross margin percentages on their projects compared with the prior year due to lower average contractual rates.

The increase in construction claims gross profit included $3,259,000 in the Middle East and Europe primarily due to increased work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended
	March 31, 2008		March 31, 2007		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$27,500	39.5%	$17,755	39.8%	$9,745	54.9%

The increase in SG&A expenses is partially attributable to increases of $2,539,000 from the 2007 KJM acquisition and the 2008 Gerens and Shreeves acquisitions. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $6,696,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with becoming a public company. This increase includes $1,765,000 for KJM, Gerens and Shreeves.

•	An increase of $526,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $843,000 in rent expense including $307,000 in Europe and the Middle East in support of revenue and staff growth and including a $335,000 increase due to KJM, Gerens and Shreeves.

•	An increase in computer equipment, software and support of $432,000 due to maintenance and license agreements.

•	An increase of $417,000 in property insurance expense due to the increase in office locations worldwide.

•	An increase of $240,000 in amortization expense due primarily to $131,000 in the KJM acquisition, $68,000 due to the Gerens acquisition and $11,000 due to the Shreeves acquisition.

•	An increase of $235,000 in legal fees including $150,000 related to a domestic collection litigation case.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $398,000, from $237,000 in the three-month period ended March 31, 2007 to $635,000 in the three-month period ended March 31, 2008.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating profit increased $2,042,000 to $5,519,000, or 58.7%, from a profit of $3,477,000 in the three-month period ended March 31, 2007 principally due to higher CFR and gross profit, partially offset by higher direct and SG&A expenses.

Interest (Income) Expense, net

Net interest income increased $592,000 to $365,000 in the three-month period ended March 31, 2008 as compared with a net interest expense of $227,000 in the three-month period ended March 31, 2007, primarily due to decreased borrowing on the company’s senior credit facility and interest income generated from cash available from the exercise of our warrants in the fourth quarter of 2007.

Income Taxes

For the three-month period ended March 31, 2008, we recognized an income tax benefit of $1,157,000 compared to an expense of $724,000 for the three-month period ended March 31, 2007, principally relating to a tax benefit of $2,506,000 due to the expirations of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions.

The effective income tax (benefit) expense rates for the three-month periods ended March 31, 2008 and 2007 were (20.4%) and 22.7%, respectively. Excluding the effect of the reserve reduction above, the effective income tax expense rate would have been 23.8% for the three-month period ended March 31, 2008.

Net Earnings

Our net earnings for the three-month period ended March 31, 2008 were $6,831,000, or $0.17 per diluted common share, based upon 41.1 million diluted common shares outstanding as compared to net earnings for the three-month period ended March 31, 2007 of $2,460,000, or $0.08 per diluted common share, based upon 29.1 million diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of (i) warrants and options becoming more dilutive due to a significant increase in the market price of the Company’s common stock, and (ii) the exercise of substantially all of the Company’s warrants in late 2007. Net earnings improved by $4,371,000 or 177.7%, which was principally due to an increase in CFR, an increase in gross profit and an income tax benefit, partially offset by higher direct and SG&A expenses as a result of our overall growth.

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

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At March 31, 2008, the applicable margins were 0 basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2008, there were no outstanding borrowings under the Credit Facility, although the Company had $7,976,000 in outstanding letters of credit which reduced availability under the Credit Facility.

We currently have two additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED ($3,134,000) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2008 was 2.64%, plus 2.0%. At March 31, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

A credit facility with a European Bank for 1,000,000 Euros ( $1,577,000) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at March 31, 2008 was 7.0%, plus 2.5%. At March 31, 2008, we had no borrowings under this facility which expires on April 30, 2009.

Acquisitions

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A., our wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was 10,800,000 Euros ($15,981,000) in cash.

In connection with the acquisition, Gerens’ shareholders, including Hill International S.A., entered into an agreement whereby the minority shareholders have the right to compel Hill International S.A. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International S.A. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) 18,000,000 Euros increased by the General Price Index (capped at 3.5% per annum) or (b) ten times the company’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of the purchase. Such amount may be increased by increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

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

Additional Capital Requirements

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into a credit agreement that allows for borrowings up to $35,000,000 with LaSalle Bank N.A. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At March 31, 2008, our cash and cash equivalents amounted to approximately $49,035,000. We cannot provide any assurance that other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity during the Three Months Ended March 31, 2008

For the three-month period ended March 31, 2008, our cash decreased by $17,093,000 to $49,035,000. Cash provided by operations was $1,617,000, cash used in investing activities was $18,044,000 and cash used in financing activities was $72,000. We also experienced a decrease in cash of $594,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the three-month period ended March 31, 2008 was $1,617,000. Cash provided by operations is attributable to net income of $6,831,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $1,112,000;

•	equity in earnings of affiliates of $(635,000);

•	a deferred tax provision of $(1,011,000);

•	stock-based compensation expense of $122,000; and

•	minority interest in income of subsidiaries of $210,000.

Working capital changes which increased cash provided from operations included the following:

•	a decrease in accounts receivable - affiliates of $1,119,000 due to the timing of collections from SBH;

•	an increase in deferred revenue of $737,000 primarily due to the timing of advanced payments on projects in Europe; and

•	an increase in other current liabilities of $2,201,000 primarily due to the timing of advanced payments relating to contracts.

Working capital changes which decreased cash provided from operations included the following:

•	decreases in accounts payable and accrued expenses of $4,625,000, principally relating to payments to subcontractors;

•	an increase in accounts receivable of $2,660,000 due to increased revenue;

•	an increase in prepaid expenses and other current assets of $887,000; and

•	a decrease in income taxes payable of $1,395,000.

Investing Activities

Net cash used in investing activities was $18,044,000. We spent $2,166,000 to purchase computers, office equipment, furniture and fixtures and used $16,578,000, net of cash acquired, on the Gerens and Shreeves acquisitions. We also received $700,000 as a distribution from SBH.

Financing Activities

Net cash used in financing activities was $72,000. We received $8,000 from the exercise of stock options. We made payments on notes payable amounting to $709,000 and on our capital leases amounting to $36,000. We received proceeds from other bank borrowings of $52,000. Due to bank increased $613,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

FASB Interpretation No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our financial statements.

FASB Staff Position No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for the Company on January 1, 2008. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on our financial statements.

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

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 did not have a material effect on our financial statements.

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

Staff Accounting Bulletin No. 110

In December 2007, the SEC released Staff Accounting Bulletin (“SAB”) No. 110 which indicates that the staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of the expected term for “plain vanilla” options in accordance with SFAS No. 123(R), Share-Based Payment. The Company has no historical data on which to base its estimate (see Note 14 to the Company’s consolidated financial statements), and, accordingly, it will continue to use the simplified method until such historical data becomes available.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and the growth of our business. We do not believe that our business is seasonal.

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future consulting fees. Project management backlog is evaluated by management, on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments and historical results for new work. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At March 31, 2008, our backlog was approximately $480,000,000 compared to approximately $416,000,000 at December 31, 2007. We estimate that approximately $242,000,000, or 50.4%, of the backlog at March 31, 2008 will be recognized during the twelve months subsequent to March 31, 2008.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of March 31, 2008, approximately $399,000,000 or 83.1%, of our backlog was in category (1) and approximately $81,000,000 or 16.9%, of our backlog was in category (2). We do not track whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category (2) of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order contracts, or a lesser amount if we do not reasonably expect task orders to be issued for the maximum amount of such contracts. Also included in category (2) of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenues from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be more than offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue.

	Total Backlog		12 Month Backlog
In thousands	$	%	$	%
As of March 31, 2008
Project Management	$428,000	89.2%	$201,000	83.1%
Construction Claims	52,000	10.8	41,000	16.9

Total	$480,000	100.0%	$242,000	100.0%

As of December 31, 2007:
Project Management	$382,000	91.8%	$172,000	87.8%
Construction Claims	34,000	8.2	24,000	12.2

Total	$416,000	100.0%	$196,000	100.0%

As of March 31, 2007:
Project Management	$224,000	87.2%	$111,000	82.8%
Construction Claims	33,000	12.8	23,000	17.2

Total	$257,000	100.0%	$134,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2008 our disclosure controls and procedures were effective. During the first quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. Oral argument occurred on April 16, 2008 and the parties are awaiting the court’s decision. The Company has posted a letter of credit securing the judgment plus pre- and post-judgment interest in the amount of $3,350,000 as of March 31, 2008. The Company also recorded a corresponding accrued liability in the amount of $3,350,000 included in “Accrued liabilities” on the Company’s consolidated balance sheet as of March 31, 2008 and December 31, 2007. From the shares held in escrow, 451,665 shares representing $3,350,000 have been allocated at March 31, 2008 to the Company for satisfaction of the judgment and will be placed in treasury stock in the event the judgment is ultimately paid.

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

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. In the opinion of management, after consultation with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

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
Dated: May 8, 2008

	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer

Dated: May 8, 2008

	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer