Form 10-Q
period 2008-06-30
Hill International, Inc.
filed 2008-08-07
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 40,955,016 shares of the Registrant’s Common Stock outstanding at August 1, 2008.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$30,313	$66,128
Cash - restricted	2,880	3,749
Accounts receivable, less allowance for doubtful accounts of $5,399 and $5,143	107,790	83,151
Accounts receivable - affiliate	1,084	3,394
Prepaid expenses and other current assets	8,200	4,961
Income taxes receivable	578	550
Deferred tax assets	965	495

Total current assets	151,810	162,428
Property and equipment, net	10,607	6,463
Cash - restricted, net of current portion	1,289	1,308
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,084	820
Acquired intangibles, net	23,254	10,228
Goodwill	40,306	21,587
Investment in affiliates	13,064	1,480
Other assets	3,270	2,885

Total assets	$244,684	$207,199

Liabilities and Stockholders’ Equity
Due to bank	$219	$942
Current maturities of notes payable	2,370	1,625
Current maturities of capital lease obligations	75	141
Accounts payable and accrued expenses	43,395	43,128
Income taxes payable	4,007	4,377
Other current liabilities	16,661	9,435

Total current liabilities	66,727	59,648
Notes payable, net of current maturities	177	574
Capital lease obligations, net of current maturities	21	30
Retainage payable	1,025	815
Deferred tax liabilities	2,467	1,877
Deferred revenue	10,871	10,924
Other liabilities	12,340	4,701

Total liabilities	93,628	78,569

Minority interest	3,558	259

Commitments and contingencies (Notes 17, 18, 19, and 20)
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 41,471,862 shares and 38,953,111 shares issued at June 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	110,250	106,481
Retained earnings	38,897	28,306
Accumulated other comprehensive income	1,674	257

	150,825	135,048
Less treasury stock of 599,282 shares, at cost	(3,327)	(3,327)
Less stock held in escrow of 755,160 shares at December 31, 2007	—	(3,350)

Total stockholders’ equity	147,498	128,371

Total liabilities and stockholders’ equity	$244,684	$207,199

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Consulting fee revenue	$81,790	$48,424	$151,428	$92,986
Reimbursable expenses	15,090	20,527	26,345	38,889

Total revenue	96,880	68,951	177,773	131,875

Cost of services	45,082	25,952	82,336	49,519
Reimbursable expenses	15,090	20,527	26,345	38,889

Total direct expenses	60,172	46,479	108,681	88,408

Gross profit	36,708	22,472	69,092	43,467
Selling, general and administrative expenses	31,844	18,785	59,344	36,540
Equity in earnings of affiliates	(796)	(318)	(1,431)	(555)

Operating profit	5,660	4,005	11,179	7,482
Minority interest in income of subsidiaries	458	49	668	115
Interest expense (income), net	16	273	(349)	500

Earnings before provision for income taxes	5,186	3,683	10,860	6,867
Provision for income taxes	1,426	876	269	1,600

Net earnings	$3,760	$2,807	$10,591	$5,267

Basic earnings per common share	$0.09	$0.11	$0.26	$0.21

Basic weighted average common shares outstanding	40,811	24,601	40,801	24,601

Diluted earnings per common share	$0.09	$0.10	$0.26	$0.18

Diluted weighted average common shares outstanding	41,238	28,854	41,180	28,965

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net earnings	$10,591	$5,267
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,683	1,454
Equity in earnings of affiliates	(1,431)	(555)
Minority interest in income of subsidiaries	668	119
Provision for bad debts	631	761
Deferred tax provision	(1,006)	377
Stock based compensation	1,764	164
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,358)	(10,320)
Accounts receivable - affiliate	2,310	353
Prepaid expenses and other current assets	(2,371)	92
Income taxes receivable	(27)	—
Retainage receivable	(264)	34
Other assets	93	18
Accounts payable and accrued expenses	(2,353)	(301)
Income taxes payable	(1,457)	(259)
Deferred revenue	(365)	(952)
Other current liabilities	3,384	3,681
Retainage payable	211	196
Other liabilities	322	(1,123)

Net cash flows provided by (used in) operating activities	2,025	(994)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(32,461)	(9,502)
Contributions to affiliate	—	(6)
Distributions from affiliate	700	528
Restricted cash	—	3,350
Purchase of minority interest in Knowles	—	(62)
Payments for purchase of property and equipment	(3,976)	(1,111)

Net cash flows used in investing activities	(35,737)	(6,803)

Cash flows from financing activities:
Due to bank	(724)	430
Payments on notes payable	(748)	(779)
Net borrowings (payments) on revolving loan	3	5,989
Dividends paid to subsidiaries’ minority stockholders	—	(166)
Proceeds from exercise of stock options and warrants	126	5
Payments on capital lease obligations	(70)	(153)

Net cash flow (used in) provided by financing activities	(1,413)	5,326

Effect of exchange rate changes on cash	(690)	430

Net decrease in cash and cash equivalents	(35,815)	(2,041)
Cash and cash equivalents – beginning of period	66,128	11,219

Cash and cash equivalents – end of period	$30,313	$9,178

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - The Company

Hill International, Inc. (“Hill” or the “Company”) is a publicly owned construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On June 28, 2006, the closely held Hill (“Old Hill”) merged with and into Arpeggio Acquisition Corp. (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Note 2 - Basis of Presentation

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

The consolidated financial statements include the accounts of Hill and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 - Acquisitions

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm, with about 130 employees, that provides project management and other construction consulting services throughout Poland. Euromost also has offices in Krakow, Wroclaw and Gdynia. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($17,063,000 at the exchange rate at the date of acquisition) and a non-interest bearing note amounting to €500,000 ($786,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the future financial performance of Euromost for the years ending December 31, 2008 and 2009, respectively.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Euromost have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. At May 27, 2008, the total purchase price, including acquisition expenses of $528,000, was $18,377,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,668
Other current assets	2,754
Fixed assets	179
Acquired intangibles	8,305
Goodwill	6,744

Total assets acquired	19,650
Current liabilities assumed	(1,273)

Net assets acquired	$18,377

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,981,000 at the exchange rate at the date of acquisition) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which has about 250 employees, immediately changed its name to Gerens Hill International, S.A. following the acquisition.

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

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Gerens have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. The total purchase price, including acquisition expenses of $263,000, was $16,244,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,478
Other current assets	11,170
Furniture and equipment	1,095
Investment in affiliate	9,909
Other assets	476
Acquired intangibles	4,002
Goodwill	8,410

Total assets acquired	37,540

Current liabilities assumed	(11,423)
Long term liabilities	(7,317)
Minority interest	(2,556)

Net assets acquired	$16,244

The following unaudited pro forma information assumes the above acquisitions had occurred on December 31, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Euromost and Gerens acquisition occurred on that date, nor is it necessarily indicative of the Company’s future results:

(in thousands)	Three months ended June 30, 2008	Three months ended June 30, 2007
Total revenue	$103,976	$77,441
Net earnings	$3,425	$2,605
Basic earnings per share	$0.08	$0.11
Diluted earnings per share	$0.08	$0.09

	Six months ended
(in thousands)	June 30, 2008	June 30, 2007
Total revenue	$188,092	$144,309
Net earnings	$10,272	$5,350
Basic earnings per share	$0.25	$0.22
Diluted earnings per share	$0.25	$0.18

The pro forma net income reflects adjustments for amortization of intangibles, stock-based compensation expense, interest charges and income taxes.

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., a wholly-owned subsidiary of the Company, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. Total consideration amounted to £1,850,000 ($3,700,000 at the exchange rate on the date of acquisition) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing date. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

Note 4 - Comprehensive Income

The following table summarizes the Company’s comprehensive income:

	Three months ended		Six months ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$3,760	$2,807	$10,591	$5,267
Foreign currency translation adjustment, net of tax	584	(58)	1,417	150

Comprehensive income	$4,344	$2,749	$12,008	$5,417

Note 5 - Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	June 30, 2008	December 31, 2007
Billed	$95,221	$73,835
Retainage, current portion	4,374	3,399
Unbilled	13,594	11,060

	113,189	88,294
Allowance for doubtful accounts	(5,399)	(5,143)

	$107,790	$83,151

Note 6 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Contract rights	$8,568	$2,659	$2,505	$2,274
Customer relationships	17,175	1,983	13,853	4,225
Trade names	2,549	407	618	263
Covenant not to compete	18	7	18	4

Total	$28,310	$5,056	$16,994	$6,766

Intangible assets less amortization, net	$23,254		$10,228

Amortization expense related to intangible assets totaled $748,000 and $243,000 for the three months ended June 30, 2008 and June 30, 2007, respectively, and totaled $1,230,000 and $482,000 for the six months ended June 30, 2008 and June 30, 2007, respectively. Estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2008 (remaining 6 months)	1,896
2009	3,549
2010	3,380
2011	3,361
2012	2,307

Note 7 - Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2008 (in thousands):

Segment	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at June 30, 2008
Construction Claims	$18,803	$—	$(19)	$18,784
Project Management	2,784	18,013	725	21,522

Total	$21,587	$18,013	$706	$40,306

Note 8 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2008	December 31, 2007
(in thousands)
Accounts payable	$17,849	$16,909
Accrued payroll	16,688	12,920
Accrued subcontractor fees	4,832	6,084
Accrued legal and professional cost	1,600	4,601
Other accrued expenses	2,426	2,614

	$43,395	$43,128

Note 9 - Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue:

	June 30, 2008	December 31, 2007
Current (included in the consolidated balance sheet in “Other current liabilities”)	$9,892	$2,954
Non-current	10,871	10,924

Total	$20,763	$13,878

Note 10 - Notes Payable

Outstanding debt obligations are as follows:

	June 30, 2008	December 31, 2007
(in thousands)
Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%.	$560	$1,175

Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($997,000 and $999,000 at June 30, 2008 and December 31, 2007, respectively), with interest at 2.00% plus LIBOR of 5.00% (or 7.00%) and 5.50% (or 7.50%) at June 30, 2008 and December 31, 2007, respectively, collateralized by cross guarantees of all United Kingdom companies.	944	735

Revolving credit loan payable to Egnatia Bank up to €1,000,000 ($1,579,000 and $1,473,000 at June 30, 2008 and December 31, 2007), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 7.50% (or 10.0%) at June 30, 2008 and December 31, 2007, respectively, collateralized by certain assets of the Company. The loan has an expiration date of April 30, 2009.	—	191

Note payable in connection with the Euromost acquisition, non-interest bearing, due June 17, 2009	790	—

Other notes payable	253	98

	2,547	2,199
Less current maturities	2,370	1,625

Notes payable, net of current maturities	$177	$574

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

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At March 31, 2008 the applicable margins were 0 basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At June 30, 2008, there were no outstanding borrowings under the Credit Facility, although the Company had $7,988,000 in outstanding letters of credit which reduced availability under the Credit Facility.

The Company also maintains a credit facility with a bank in the Middle East for 11,500,000 AED ($3,131,000) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2008 was 1.89%, plus 2.0%. At June 30, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 ($1,184,000). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2008 was 4.75%, plus 0.75%. At June 30, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2008.

Note 11 - Supplemental Cash Flow Information

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

On May 10, 2008, the Company issued 134,360 shares of its common stock, with a fair value of $1,955,000, to the former owner of KJM & Associates, Ltd. These shares had been held in escrow pending the satisfaction of certain indemnification obligations of the seller. The Company reflected this payment as additional purchase consideration and has increased goodwill.

In connection with the Euromost purchase, the Company issued a non-interest bearing note payable in the amount of €500,000 ($786,000) with a maturity date of June 17, 2009.

As the result of a Third Circuit Court decision, the Company eliminated an accrued liability of $3,350,000 and the offsetting reduction in stockholders’ equity. See the discussion in Note 19 related to the Wartsila matter.

The following table provides additional cash flow information:

	Six months ended
In thousands	June 30, 2008	June 30, 2007
Interest paid	$212	$679

Income taxes paid	$1,883	$1,133

Note 12 - Equity in Earnings of Affiliates

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

At June 30, 2008 and December 31, 2007, the Company reported receivables totaling $1,084,000 and $3,394,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2008 and June 30, 2007 was $6,680,200 and $1,905,000, respectively, and for the six-month periods ended June 30, 2008 and June 30, 2007 was $13,494,000 and $3,137,000, respectively.

Note 13 - Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 426,888 shares and 4,252,584 shares for the three-month periods ended June 30, 2008 and 2007, respectively and 379,872 shares and 4,364,613 shares for the six-month periods ended June 30, 2008 and 2007. Certain stock options, warrants and units were excluded from the 2007 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 1,710,659 shares for the three-month period ended June 30, 2007 and 1,443,702 shares for the six-month period ended June 30, 2007. The 2,300,000 common shares, which were issued in April 2008 in connection with the 2007 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2008, in both the basic and diluted weighted average shares for the three- and six-month periods ended June 30, 2008.

Note 14 - Share-Based Compensation

At June 30, 2008, the Company had 933,000 options outstanding with a weighted average exercise price of $8.23. During the six-month period ended June 30, 2008, the Company granted 120,000 options, which vest over a five-year period, with a weighted average exercise price of $12.53 and a contractual life of seven years. The aggregate fair value of the options was $535,200 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate the fair value were: expected life – five years; volatility – 35.2% and risk free interest rate – 2.78%. During the first half of 2008, options for 18,000 shares with a weighted average exercise price of $7.66 were exercised and options for 24,000 shares with a weighted average exercise price of $7.61 were forfeited.

At the June 10, 2008 Annual Meeting of Stockholders, the stockholders approved:

•	an increase in the number of shares available for options from 1,140,000 shares to 3,000,000 shares;

•

the 2007 Restricted Stock Grant Plan, under which 340,000 shares of common stock were available for grant. The shares vest ratably over a five year period commencing on February 28, 2007. The Company granted to various executives 335,000 shares of which 67,000 vested immediately, and

•

the 2008 Employee Stock Purchase Plan. The Company has reserved 2,000,000 shares for purchase under the Plan. Employees may purchase shares of the Company’s common stock at 85% of the closing price on the day prior to purchase.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $1,608,000 and $125,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $1,764,000 and $164,000 for the six-month periods ended June 30, 2008 and 2007. Total expense related to the 2007 Restricted Stock Grant Plan, which was approved by the stockholders on June 10, 2008, amounted to approximately $1,465,000 for each of the three- and six-month periods ended June 30, 2008.

Note 15 - Income Taxes

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

The Company’s income tax expense for the three- and six-month periods ended June 30, 2008 was adversely affected by a one-time modification to the cash-to-accrual estimate of approximately $1,300,000. During the six month period ended June 30, 2008, the Company recognized an income tax benefit principally relating to a tax benefit of $2,506,000 due to the expirations of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions.

The following table indicates the changes to the Company’s uncertain tax positions for the period ended June 30, 2008, including interest and penalties:

(in thousands)	Six months ended June 30, 2008
Balance at December 31, 2007	$5,743

Reductions due to expiration of statute of limitations	(2,506)

Increase in current period	220

Balance at June 30, 2008	$3,457

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2008, $1,850,000 for potential interest and penalties related to uncertain tax positions was included in the balance above.

The effective income tax rates for the three-month periods ended June 30, 2008 and 2007 were 27.5% and 23.8%, respectively, and the effective income tax rates for the six-month periods ended June 30, 2008 and 2007 were 2.5% and 23.3%, respectively. Excluding the effect of the cash-to-accrual adjustment and the reserve reduction included in the table above, the effective income tax rates would have been 2.4% and 13.6% for the three- and six-month periods ended June 30, 2008.

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
Project Management	$59,330	72.5%	$31,575	65.2%
Construction Claims	22,460	27.5%	16,849	34.8%

Total	$81,790	100.0%	$48,424	100.0%

Total Revenue:

	Three months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
Project Management	$73,499	75.9%	$48,525	70.4%
Construction Claims	23,381	24.1%	20,426	29.6%

Total	$96,880	100.0%	$68,951	100.0%

Operating Profit:

	Three months ended
	June 30, 2008	June 30, 2007
Project Management before equity in earnings of affiliates	$8,181	$4,633
Equity in earnings of affiliates	796	318

	8,977	4,951
Construction Claims	2,095	2,256
Corporate Expenses	(5,412)	(3,202)

Total	$5,660	$4,005

Depreciation and Amortization Expense:

	Three months ended
	June 30, 2008	June 30, 2007
Project Management	$912	$159
Construction Claims	476	527

Subtotal segments	1,388	686
Corporate	183	75

Total	$1,571	$761

In the fourth quarter of 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for the three months ended June 30, 2007 have been revised to reflect the new method.

Consulting Fee Revenue by Geographic Region:

	Three months ended
	June 30, 2008		June 30, 2007
			(Revised)
	$	%	$	%
Americas	$19,710	24.1%	$17,666	36.5%
Middle East / North Africa	31,765	38.8%	16,664	34.4%
Europe	28,291	34.6%	12,329	25.5%
Asia / Pacific	2,024	2.5%	1,765	3.6%

Total	$81,790	100.0%	$48,424	100.0%

Total Revenue by Geographic Region:

	Three months ended
	June 30, 2008		June 30, 2007
			(Revised)
	$	%	$	%
Americas	$33,494	34.6%	$30,146	43.7%
Middle East / North Africa	32,218	33.3%	18,729	27.2%
Europe	29,104	30.0%	18,094	26.2%
Asia / Pacific	2,064	2.1%	1,982	2.9%

Total	$96,880	100.0%	$68,951	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
U.S. federal government	$9,588	11.7%	$4,439	9.2%
U.S. state, local and regional government	8,687	10.6%	10,023	20.7%
Foreign government	6,814	8.3%	6,934	14.3%
Private sector	56,701	69.4%	27,028	55.8%

Total	$81,790	100.0%	$48,424	100.0%

Total Revenue By Client Type:

	Three months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
U.S. federal government	$10,159	10.5%	$5,222	7.6%
U.S. state, local and regional government	21,474	22.2%	24,137	35.0%
Foreign government	7,165	7.4%	10,450	15.2%
Private sector	58,082	59.9%	29,142	42.2%

Total	$96,880	100.0%	$68,951	100.0%

Six Months Ended:

Consulting Fee Revenue

	Six months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
Project Management	$108,707	71.8%	$59,976	64.5%
Construction Claims	42,721	28.2%	33,010	35.5%

Total	$151,428	100.0%	$92,986	100.0%

Total Revenue

	Six months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
Project Management	$133,000	74.8%	$92,375	70.0%
Construction Claims	44,773	25.2%	39,500	30.0%

Total	$177,773	100.0%	$131,875	100.0%

Operating Profit:

	Six months ended
	June 30, 2008	June 30, 2007
Project Management before equity in earnings of affiliates	$14,897	$9,790
Equity in earnings of affiliates	1,431	555

	16,328	10,345
Construction Claims	5,631	3,876
Corporate Expenses	(10,780)	(6,739)

Total	$11,179	$7,482

Depreciation and Amortization Expense:

	Six months ended
	June 30, 2008	June 30, 2007
Project Management	$1,424	$289
Construction Claims	934	1,022

Subtotal segments	2,358	1,311
Corporate	325	143

Total	$2,683	$1,454

In the fourth quarter of 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for the six months ended June 30, 2007 have been revised to reflect the new method.

Consulting Fee Revenue by Geographic Region:

	Six months ended
	June 30, 2008		June 30, 2007
			(Revised)
	$	%	$	%
Americas	$38,536	25.4%	$33,016	35.5%
Middle East / North Africa	61,361	40.6%	32,510	35.0%
Europe	48,063	31.7%	24,215	26.0%
Asia / Pacific	3,468	2.3%	3,245	3.5%

Total	$151,428	100.0%	$92,986	100.0%

Total Revenue by Geographic Region:

	Six months ended
	June 30, 2008		June 30, 2007
			(Revised)
	$	%	$	%
Americas	$60,351	33.9%	$57,298	43.4%
Middle East / North Africa	63,031	35.5%	36,734	27.9%
Europe	50,876	28.6%	34,185	25.9%
Asia / Pacific	3,515	2.0%	3,658	2.8%

Total	$177,773	100.0%	$131,875	100.0%

Consulting Fee Revenue By Client Type:

	Six months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
U.S. federal government	$19,365	12.8%	$8,297	8.9%
U.S. state, local and regional government	17,845	11.8%	17,864	19.2%
Foreign government	11,979	7.9%	13,378	14.4%
Private sector	102,239	67.5%	53,447	57.5%

Total	$151,428	100.0%	$92,986	100.0%

Total Revenue By Client Type:

	Six months ended
	June 30, 2008		June 30, 2007
	$	%	$	%
U.S. federal government	$20,438	11.5%	$9,556	7.2%
U.S. state, local and regional government	37,864	21.3%	42,954	32.6%
Foreign government	13,462	7.6%	19,173	14.5%
Private sector	106,009	59.6%	60,192	45.7%

Total	$177,773	100.0%	$131,875	100.0%

Total Assets by Geographic Region:

	June 30, 2008	December 31, 2007
Americas	$64,337	$111,665
Europe	137,894	60,093
Middle East / North Africa	38,782	32,681
Asia / Pacific	3,671	2,760

Total	244,684	$207,199

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2008	December 31, 2007
Americas	$5,439	$3,709
Europe	3,383	1,523
Middle East / North Africa	1,413	1,032
Asia / Pacific	372	199

Total	10,607	$6,463

Note 18 - Concentrations

The Company had two clients, Stanley Baker Hill, LLC and City of New York, that collectively accounted for 20% of total revenue for the three-month period ended June 30, 2008 and 18% of total revenue for the six month period ended June 30, 2008. The Company had two clients, the City of New York and Nakheel Corporation, that collectively accounted for 27% of total revenue for the three-month period ended June 30, 2007 and 26% of total revenue for the six month period ended June 30, 2007.

The Company had one client, Stanley Baker Hill, LLC, that accounted for 8% of consulting fee revenue for the three-month period ended June 30, 2008 and 9% of consulting fee revenue for the six month period ended June 30, 2008. The Company had one client, Nakheel Corporation, that accounted for 13% of consulting fee revenue for the three-month period ended June 30, 2007 and 12% of consulting fee revenue for the six month period ended June 30, 2007.

None of the Company’s clients accounted for 10% or more of accounts receivable as of June 30, 2008 and December 31, 2007.

The Company has several contracts with U.S. federal government agencies that accounted for 11% and 8% of total revenue during the three-month periods ended June 30, 2008 and 2007, respectively and 12% and 7% of total revenue during the six-month period ended June 30, 2008 and 2007, respectively.

Note 19 - Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. Oral argument occurred on April 16, 2008. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of Old Hill had escrowed a total of 451,665 shares of the Company’s stock to satisfy indemnification claims by the Company arising out of this matter . Liability in this matter was to be satisfied from such escrowed shares under the terms of an escrow agreement. Prior to the Court’s decision, the Company reflected an accrued liability in the amount of $3,350,000 and reflected the shares held in escrow as a $3,350,000 reduction of stockholders’ equity. As a result of the Court’s decision, the Company has eliminated both the liability and the stockholders’ equity reduction.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date.

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

Note 20 - Subsequent Event

On July 31, 2008, Hill purchased PCI Group, LLC, a firm that provides scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI Group, which has about 40 employees, is based in Las Vegas and has additional offices in Phoenix, Sacramento, Seattle and Dallas.

The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000 based on the closing price of the Company’s common stock on July 28, 2008. At closing, 82,436 shares of common stock, representing $1,300,000, were issued to the sellers. The remaining $1,000,000 is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid indemnification reserve and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. The maximum number of shares issuable from the indemnification reserve is 63,412 shares.

In 2007, PCI Group’s unaudited financial results included total revenues of $7.5 million and net earnings of $1.0 million. The company’s total backlog at closing was approximately $3.0 million.

The acquisition will be accounted for under the purchase method of accounting and PCI will be consolidated with the Company for periods subsequent to the date of the acquisition.

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

We believe we are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with 2,100 employees operating from 80 offices in more than 25 countries.

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

Three Months Ended June 30, 2008 Compared to

Three Months Ended June 30, 2007

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended
	June 30, 2008		June 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$59,330	72.5%	$31,575	65.2%	$27,755	87.9%
Construction Claims	22,460	27.5%	16,849	34.8%	5,611	33.3%

Total	$81,790	100.0%	$48,424	100.0%	$33,366	68.9%

The increase in project management CFR consists of a $25,916,000 increase in foreign projects and a $1,839,000 increase in domestic projects. The increase in foreign project management CFR was due to an $11,593,000 increase generated in the Middle East and $14,323,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East/North Africa region (including the United Arab Emirates, Qatar, Saudi Arabia and Libya) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. Growth in Europe is mainly due to the acquisition of Gerens (effective February 2008) generating CFR in the second quarter of $9,711,000. The increase in domestic project management CFR revenue of $1,839,000 was primarily due to the acquisition of KJM (effective May 2007) which generated an increase of $1,130,000, along with increases of $416,000 in Washington D.C. and $337,000 in New York where several new projects began during the second half of 2007 and the early part of 2008.

The increase in construction claims CFR is primarily attributable to foreign construction claims CFR including a $3,221,000 increase in the Middle East and $2,370,000 generated in the United Kingdom due to new work and expansion of existing work.

Reimbursable Expenses

	Three months ended
	June 30, 2008		June 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$14,167	93.9%	$16,950	82.6%	$(2,783)	-16.4%
Construction Claims	923	6.1%	3,577	17.4%	(2,654)	-74.2%

Total	$15,090	100.0%	$20,527	100.0%	$(5,437)	-26.5%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The decrease in project management reimbursable expenses was due to lower use of subcontractors overseas in Europe and the Middle East. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. The decrease in construction claims reimbursable expenses is due to the decreased use of subcontractors overseas primarily in Europe.

Cost of Services

	Three months ended
	June 30, 2008		% of CFR	June 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$35,392	78.5%	59.7%	$18,161	70.0%	57.5%	$17,231	94.9%
Construction Claims	9,690	21.5%	43.1%	7,791	30.0%	46.2%	1,899	24.4%

Total	$45,082	100.0%	55.1%	$25,952	100.0%	53.6%	$19,130	73.7%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $10,838,000 required to produce the higher volume of CFR. Of this amount, $4,398,000 is attributable to the acquisition of Gerens. In addition, increases in direct (non-labor) expense included $2,037,000 on new work in North Africa and $1,400,000 at Gerens.

The increase in cost of services for construction claims was due to an increase of $1,454,000 in the United Kingdom required to support the increase in CFR.

Gross Profit

	Three months ended
	June 30, 2008		% of CFR	June 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$23,939	65.2%	40.3%	$13,414	59.7%	42.5%	$10,525	78.5%
Construction Claims	12,769	34.8%	56.9%	9,058	40.3%	53.8%	3,711	41.0%

Total	$36,708	100.0%	44.9%	$22,472	100.0%	46.4%	$14,236	63.4%

The increase in project management gross profit included $9,935,000 from foreign project management in which $3,914,000 is attributable to the acquisition of Gerens, and $590,000 from domestic project management. The decrease in project management gross profit as a percentage of CFR is principally due to Gerens which has a gross profit percentage of 40% and lower average margins on Middle East work where some higher margin projects came to an end in early 2008.

The increase in construction claims gross profit included $2,462,000 in the Middle East and $1,167,000 in the United Kingdom primarily due to new work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended
	June 30, 2008		June 30, 2007		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$31,844	38.9%	$18,785	38.8%	$13,059	69.5%

The increase in SG&A expenses is partially attributable to an increase of $4,466,000 from the 2007 KJM acquisition and the 2008 Gerens, Shreeves and Euromost acquisitions. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $6,218,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent and anticipated growth. This increase includes $1,771,000 for KJM, Gerens, Shreeves and Euromost.

•

An increase in stock-based compensation expense of $1,517,000 principally due to the expense amounting to approximately $1,465,000 booked upon stockholder approval of the 2007 Restricted Stock Grant Plan in the second quarter of 2008.

•	An increase of $855,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $536,000 in rent expense primarily due to a $403,000 increase due to KJM, Gerens, Shreeves and Euromost.

•	An increase in computer equipment, software and support of $568,000 due to maintenance and license agreements.

•

An increase of $500,000 in amortization expense due primarily to $133,000 from the KJM acquisition, $208,000 due to the Gerens acquisition, $49,000 due to the Shreeves acquisition and $111,000 due to the Euromost acquisition.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $478,000, from $318,000 in the three-month period ended June 30, 2007 to $796,000 in the three-month period ended June 30, 2008.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating profit increased $1,655,000, or 41.3% to $5,660,000, from $4,005,000 in the three-month period ended June 30, 2008 principally due to higher CFR and gross profit, partially offset by higher SG&A expenses principally resulting from our overall growth and the stock-based compensation charge related to the 2007 Restricted Stock Plan Grant.

Interest (Income) Expense, net

Net interest expense decreased $257,000 to $16,000 in the three-month period ended June 30, 2008 as compared with a net interest expense of $273,000 in the three-month period ended June 30, 2007, primarily due to decreased borrowing on the company’s senior credit facility and interest income generated from cash available from the exercise of our warrants in late 2007.

Income Taxes

For the three-month period ended June 30, 2008, we incurred an income tax expense of $1,426,000 compared to an expense of $876,000 for the three-month period ended June 30, 2007. The Company’s income tax expense for the three-month period ended June 30, 2008 was adversely affected by a one-time modification to the cash-to-accrual estimate which was required when the Company became a publicly-traded company in 2006. The net adjustment was approximately $1,300,000.

The effective income tax expense rates for the three-month periods ended June 30, 2008 and 2007 were 27.5% and 23.8%, respectively. Excluding the effect of the cash-to-accrual adjustment noted above, the Company’s effective income tax rate for the three months ended June 30, 2008 would have been 2.4%.

Net Earnings

Our net earnings for the three-month period ended June 30, 2008 were $3,760,000, or $0.09 per diluted common share, based upon 41.2 million diluted common shares outstanding, as compared to net earnings for the three-month period ended June 30, 2007 of $2,807,000, or $0.10 per diluted common share, based upon 29.0 million diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of the exercise of substantially all of the Company’s warrants in late 2007. Net earnings for the three-month period ended June 30, 2008 improved by $953,000 or 34.0%, which was principally due to an increase in CFR, an increase in gross profit partially offset by higher SG&A expenses as a result of our overall growth, an increase in stock-based compensation expense and the income tax charge related to the 2006 cash-to-accrual adjustment.

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended
	June 30, 2008		June 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$108,707	71.8%	$59,976	64.5%	$48,731	81.3%
Construction Claims	42,721	28.2%	33,010	35.5%	9,711	29.4%

Total	$151,428	100.0%	$92,986	100.0%	$58,442	62.8%

The increase in project management CFR consists of a $43,414,000 increase in foreign projects and a $5,317,000 increase in domestic projects. The increase in foreign project management CFR was due to an $23,468,000 increase generated in the Middle East and $19,946,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East/North Africa region (including the United Arab Emirates, Qatar, Saudi Arabia and Libya) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. Growth in Europe is mainly due to the acquisition of Gerens (effective February 2008) and Shreeves (effective January 2008) generating CFR of $17,863,000. The increase in domestic project management CFR revenue of $5,317,000 was primarily due to an increase of $4,593,000 for KJM (acquired May 2007) combined with increases of $505,000 in New York, $459,000 in Pennsylvania and $410,000 in Washington D.C. where several projects began during the second half of 2007 and the early part of 2008.

The increase in construction claims CFR is primarily attributable to foreign construction claims CFR. The increase mainly consists of $5,027,000 increase in the Middle East and a $4,343,000 generated in the United Kingdom, primarily due to new work and expansion of existing work.

Reimbursable Expenses

	Six months ended
	June 30, 2008		June 30, 2007		Change
( in thousands)	$	%	$	%	$	%
Project Management	$24,293	92.2%	$32,399	83.3%	$(8,106)	-25.0%
Construction Claims	2,052	7.8%	6,490	16.7%	(4,438)	-68.4%

Total	$26,345	100.0%	$38,889	100.0%	$(12,544)	-32.3%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The decrease in project management reimbursable expenses was partially due to a $2,079,000 decrease in reimbursable subcontractors’ fees in New York combined with lower use of subcontractors overseas in Europe and the Middle East amounting to a decrease of $4,445,000. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. The decrease in construction claims reimbursable expenses is due to the decreased use of subcontractors overseas primarily in Europe.

Cost of Services

	Six months ended
	June 30, 2008		% of CFR	June 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$64,724	78.6%	59.5%	$34,593	69.9%	57.7%	$30,131	87.1%
Construction Claims	17,612	21.4%	41.2%	14,926	30.1%	45.2%	2,686	18.0%

Total	$82,336	100.0%	54.4%	$49,519	100.0%	53.3%	$32,817	66.3%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $20,800,000 required to produce the higher volume of CFR. Of this amount, $6,726,000 is attributable to the acquisition of Gerens. In addition, direct (non-labor) expenses amounting to $2,624,000 were incurred by Gerens, Shreeves, and Euromost and $2,485,000 for new work in North Africa.

The increase in the cost of services for construction claims was due primarily to an increase of $2,012,000 in the United Kingdom in line with an increase of $4,120,000 in CFR.

Gross Profit

	Six months ended
	June 30, 2008		% of CFR	June 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$43,983	63.7%	40.5%	$25,383	58.4%	42.3%	$18,600	73.3%
Construction Claims	25,109	36.3%	58.8%	18,084	41.6%	54.8%	7,025	38.8%

Total	$69,092	100.0%	45.6%	$43,467	100.0%	46.7%	$25,625	59.0%

The increase in project management gross profit included $16,554,000 from foreign project management in which $7,931,000 is attributable to the acquisition of Gerens, Shreeves and Euromost. The decrease in project management gross profit as a percentage of CFR is due to Gerens which has a gross profit percentage of 38%. In addition, our New Jersey, New York and Illinois offices averaged lower gross margin percentages on their projects compared with the prior year due to lower average contractual rates. In addition, increases in Middle East, Iraq and North Africa amounted to $9,885,000 due to the increased CFR discussed above.

The increase in construction claims gross profit of $7,025,000 included $6,158,000 in the Middle East and United Kingdom primarily due to increased work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative

(“SG&A”) Expenses

	Six months ended
	June 30, 2008		June 30, 2007		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$59,344	39.2%	$36,540	39.3%	$22,804	62.4%

The increase in SG&A expenses is partially attributable to an increase of $7,613,000 from the 2007 KJM acquisition and the 2008 Gerens, Shreeves and Euromost acquisitions. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $12,913,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent and anticipated growth. This increase includes $3,536,000 for KJM, Gerens, Shreeves and Euromost.

•

An increase in stock-based compensation expense of $1,600,000 due primarily to the expense of approximately $1,465,000 booked upon stockholder approval of the 2007 Restricted Stock Grant Plan in the second quarter of 2008.

•	An increase of $1,381,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $1,368,000 in rent expense primarily due to a $738,000 increase due to KJM, Gerens, Shreeves and Euromost.

•	An increase in computer equipment, software and support of $1,000,000 due to maintenance and license agreements.

•

An increase of $740,000 in amortization expense due primarily to $265,000 in the KJM acquisition, $278,000 due to the Gerens acquisition, $87,000 due to the Shreeves acquisition and $111,000 due to the Euromost acquisition.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $876,000, from $555,000 in the six-month period ended June 30, 2007 to $1,431,000 in the six-month period ended June 30, 2008.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Operating Profit

Operating profit increased $3,697,000, or 49.4%, to $11,179,000, from a profit of $7,482,000 in the six-month period ended June 30, 2007 principally due to higher CFR and gross profit, partially offset by higher SG&A expenses.

Interest (Income) Expense, net

Net interest income increased $849,000 to $349,000 in the six-month period ended June 30, 2008 as compared with a net interest expense of $500,000 in the six-month period ended June 30, 2007, primarily due to decreased borrowing on the company’s senior credit facility and interest income generated from cash available from the exercise of our warrants in late 2007.

Income Taxes

For the six-month period ended June 30, 2008, we recognized an income tax expense of $269,000 compared to an expense of $1,600,000 for the six-month period ended June 30, 2007. The decrease is partially attributable to a tax benefit of $2,506,000 due to the expirations of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions. The Company’s income tax expense for the three-month period ended June 30, 2008 was adversely affected by a one-time modification to the cash-to-accrual estimate which was required when the Company became a publicly-traded company in 2006. The net adjustment was approximately $1,300,000.

The effective income tax expense rates for the six-month periods ended June 30, 2008 and 2007 were 25% and 23.3%, respectively. Excluding the effect of the two items noted above, the effective income tax expense rate would have been 13.6% for the six-month period ended June 30, 2008.

Net Earnings

Our net earnings for the six-month period ended June 30, 2008 were $10,591,000, or $0.26 per diluted common share, based upon 41.2 million diluted common shares outstanding, as compared to net earnings for the six-month period ended June 30, 2007 of $5,267,000, or $0.18 per diluted common share, based upon 29.0 million diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of (i) warrants and options becoming more dilutive due to a significant increase in the market price of the Company’s common stock, and (ii) the exercise of substantially all of the Company’s warrants in late 2007. Net earnings improved by $5,324,000 or 101.1%, which was principally due to an increase in CFR, an increase in gross profit and an income tax benefit, partially offset by higher SG&A expenses as a result of our overall growth, an increase in stock-based compensation expense and the income tax charge related to the 2006 cash-to-accrual adjustment.

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

The Credit Facility is for a term extending until January 1, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either LaSalle’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At June 30, 2008, the applicable margins were 0 basis points above LaSalle’s prime rate and 150 basis points above LIBOR. The Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At June 30, 2008, there were no outstanding borrowings under the Credit Facility, although the Company had $7,988,000 in outstanding letters of credit which reduced availability under the Credit Facility.

We currently have three additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED ($3,131,000 at June 30, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2008 was 1.89%, plus 2.0%. At June 30, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

•

A credit facility with a European Bank for €1,000,000 ($1,579,000 at June 30, 2008) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at June 30, 2008 was 7.50%, plus 2.5%. At June 30, 2008, we had no borrowings under this facility which expires on April 30, 2009.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 ($1,184,000 at June 30, 2008). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2008 was 4.75%, plus 0.75%. At June 30, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2008.

Acquisitions

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC, a firm that provides scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI Group, which has about 40 employees, is based in Las Vegas and has additional offices in Phoenix, Sacramento, Seattle and Dallas. The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000 based on the closing price of the Company’s common stock on July 28, 2008. At closing, 82,436 shares of common stock, representing $1,300,000, were issued to the sellers. The remaining $1,000,000 is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid indemnification reserve and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. The maximum number of shares issuable from the indemnification reserve is 63,412 shares.

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm, with about 130 employees, that provides project management and other construction consulting services throughout Poland. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($17,063,000) and a note amounting to €500,000 ($786,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the future financial performance of Euromost for the years ending December 31, 2008 and 2009, respectively.

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A., our wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,981,000) in cash.

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

Sources of Additional Capital

At June 30, 2008, our cash and cash equivalents amounted to approximately $30,313,000. We cannot provide any assurance that other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity during the Six Months Ended June 30, 2008

For the six months ended June 30, 2008, our cash decreased by $35,815,000 to $30,313,000. Cash provided by operations was $2,025,000, cash used in investing activities was $35,737,000 and cash used in financing activities was $1,413,000. We also experienced a decrease in cash of $690,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $2,025,000. Cash provided by operations is attributable to net income of $10,591,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $2,683,000;

•	bad debt expense of $631,000;

•	equity in earnings of affiliates of ($1,431,000);

•	a deferred tax provision of ($1,006,000);

•	stock based compensation expense of $1,764,000;

Working capital changes which increased cash provided from operations included the following:

•	a decrease in accounts receivable - affiliates of $2,310,000 due to the timing of collections from SBH;

•	an increase in other current liabilities of $3,384,000 primarily due to the growth of business and the timing of payments relating to contracts.

Working capital changes which decreased cash provided from operations included the following:

•

an increase in accounts receivable of $11,358,000 due to increased revenue as a result of organic growth and acquisitions; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•	an increase in prepaid expenses and other current assets of $2,371,000 primarily due to the timing of payments for various selling, general and administrative expenses;

•	decreases in accounts payable and accrued expenses of $2,353,000, principally due to the reversal of a legal liability claim accrued in the Wartsila matter;

•	a decrease in deferred revenue of $365,000 primarily due to the timing of work performed on projects in Europe;

Investing Activities

Net cash used in investing activities was $35,737,000. We spent $3,976,000 to purchase computers, office equipment, furniture and fixtures and used $32,461,000, net of cash acquired, on the Gerens, Shreeves and Euromost acquisitions. We also received $700,000 as a distribution from SBH.

Financing Activities

Net cash used in financing activities was $1,413,000. We received $126,000 from the exercise of stock options. We made payments on notes payable amounting to $748,000 and on our capital leases amounting to $70,000. Due to bank decreased $724,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

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

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which will become effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. Because this standard is generally applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008. Management is currently evaluating the effects that SFAS No. 141(R) is likely to have on potential post-2008 transactions.

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

At June 30, 2008, our backlog was approximately $606,000,000 compared to approximately $480,000,000 at March 31, 2008. We estimate that approximately $301,000,000, or 49.7%, of the backlog at June 30, 2008 will be recognized during the twelve months subsequent to June 30, 2008.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of June 30, 2008, approximately $497,000,000 or 82.0%, of our backlog was in category (1) and approximately $109,000,000 or 18.0%, of our backlog was in category (2). We do not track whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

In thousands	Total Backlog		12 Month Backlog
	$	%	$	%
As of June 30, 2008:

Project Management	$527,000	87.0%	$233,000	77.4%
Construction Claims	79,000	13.0	68,000	22.6

Total	$606,000	100.0%	$301,000	100.0%

As of March 31, 2008:
Project Management	$428,000	89.2%	$201,000	83.1%
Construction Claims	52,000	10.8	41,000	16.9

Total	$480,000	100.0%	$242,000	100.0%

As of December 31, 2007:
Project Management	$382,000	91.8%	$172,000	87.8%
Construction Claims	34,000	8.2	24,000	12.2

Total	$416,000	100.0%	$196,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 30, 2007.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. During the second quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. Oral argument occurred on April 16, 2008. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and is demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days.

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

We held our Annual Meeting of Stockholders on June 10, 2008. At the Annual Meeting, our stockholders voted on the following proposals identified in our Proxy Statement dated May 7, 2008:

(1)	Vote for the Election of Directors:

The following directors were elected to serve as members of our Board of Directors:

	For	Withheld
David L. Richter	27,266,879	9,356,656
Alan S. Fellheimer	35,385,344	1,238,191

(2)	Vote for an increase in the number of shares issuable under the Company’s 2006 Employee Stock Option Plan:

For	Against	Abstained
21,214,568	11,175,856	822,026

(3)	Vote for the Company’s 2007 Restricted Stock Grant Plan:

For	Against	Abstained
32,361,141	200,456	650,853

(4)	Vote for the Company’s 2008 Employee Stock Purchase Plan:

For	Against	Abstained
32,351,530	65,625	795,295

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.
Dated: August 7, 2008
	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer (Duly Authorized Officer)
Dated: August 7, 2008
	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer