Form 10-Q
period 2008-09-30
Hill International, Inc.
filed 2008-11-07
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes   ☐    No  ☒

There were 41,032,649 shares of the Registrant’s Common Stock outstanding at November 3, 2008.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$26,241	$66,128
Cash—restricted	3,210	3,749
Accounts receivable, less allowance for doubtful accounts of $4,743 and $5,143	108,785	83,151
Accounts receivable—affiliate	3,264	3,394
Prepaid expenses and other current assets	8,451	4,961
Income taxes receivable	593	550
Deferred tax asset	966	495

Total current assets	151,510	162,428
Property and equipment, net	12,077	6,463
Cash—restricted, net of current portion	996	1,308
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,325	820
Acquired intangibles, net	22,240	10,228
Goodwill	44,561	21,587
Investment in affiliates	5,381	1,480
Other assets	6,774	2,885

Total assets	$244,864	$207,199

Liabilities and Stockholders’ Equity
Due to bank	$68	$942
Current maturities of notes payable	1,424	1,625
Current maturities of capital lease obligations	21	141
Accounts payable and accrued expenses	44,091	43,128
Income taxes payable	2,840	4,377
Other current liabilities	17,831	9,435

Total current liabilities	66,275	59,648
Notes payable, net of current maturities	6,125	574
Capital lease obligations, net of current maturities	44	30
Retainage payable	1,181	815
Deferred tax liabilities	5,133	1,877
Deferred revenue	9,383	10,924
Other liabilities	4,464	4,701

Total liabilities	92,605	78,569

Minority interest	3,411	259

Commitments and contingencies (Notes 17 and 18)

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 41,617,616 shares and 38,953,111 shares issued at September 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	112,878	106,481
Retained earnings	44,104	28,306
Accumulated other comprehensive earnings	(4,811)	257

	152,175	135,048
Less treasury stock of 599,282 shares, at cost	(3,327)	(3,327)
Less stock held in escrow of 755,160 shares at December 31, 2007	—	(3,350)

Total stockholders’ equity	148,848	128,371

Total liabilities and stockholders’ equity	$244,864	$207,199

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Consulting fee revenue	$87,274	$51,464	$238,702	$144,450
Reimbursable expenses	10,826	20,713	37,171	59,602

Total revenue	98,100	72,177	275,873	204,052

Cost of services	48,982	26,867	131,318	76,386
Reimbursable expenses	10,826	20,713	37,171	59,602

Total direct expenses	59,808	47,580	168,489	135,988

Gross profit	38,292	24,597	107,384	68,064
Selling, general and administrative expenses	32,609	20,335	91,953	56,875
Equity in earnings of affiliates	(1,563)	(875)	(2,994)	(1,430)

Operating profit	7,246	5,137	18,425	12,619
Minority interest in income of subsidiaries	178	61	846	176
Interest expense (income), net	32	217	(317)	717

Earnings before provision for income taxes	7,036	4,859	17,896	11,726
Provision for income taxes	1,829	1,059	2,098	2,659

Net earnings	$5,207	$3,800	$15,798	$9,067

Basic earnings per common share	$0.13	$0.15	$0.39	$0.36

Basic weighted average common shares outstanding	40,997	25,259	40,866	24,849

Diluted earnings per common share	$0.13	$0.13	$0.38	$0.31

Diluted weighted average common shares outstanding	41,472	29,602	41,282	29,202

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net earnings	$15,798	$9,067
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,248	2,869
Equity in earnings of affiliates	(2,994)	(1,430)
Minority interest in income of subsidiaries	905	123
Provision for bad debts	830	1,497
Deferred tax provision	1,744	(33)
Stock based compensation	1,932	318
Stock issued to Board of Directors	219	70
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,974)	(14,283)
Accounts receivable—affiliate	130	(1,364)
Prepaid expenses and other current assets	(2,220)	(1,455)
Income taxes receivable	(44)	—
Retainage receivable	(505)	28
Other assets	(3,466)	(58)
Accounts payable and accrued expenses	(1,119)	1,791
Income taxes payable	(2,569)	723
Deferred revenue	(1,735)	6,017
Other current liabilities	3,600	2,214
Retainage payable	367	315
Other liabilities	(14)	(304)

Net cash flow provided by operating activities	2,133	6,105

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(41,270)	(8,552)
Contributions to affiliate	—	(6)
Distributions from affiliate	1,700	528
Restricted cash	—	3,350
Purchase of minority interest in Knowles	—	(62)
Payments for purchase of property and equipment	(6,288)	(2,318)

Net cash flow used in investing activities	(45,858)	(7,060)

Cash flows from financing activities:
Due to bank	(873)	380
Payments on notes payable	(758)	(878)
Net borrowings (payments) on revolving loan	5,270	(2,811)
Dividends paid to subsidiaries’ minority stockholders	—	(166)
Proceeds from exercise of stock options and warrants	560	5,882
Payments on capital lease obligations	(88)	(199)

Net cash flow provided by financing activities	4,111	2,208

Effect of exchange rate changes on cash	(273)	726

Net (decrease) increase in cash and cash equivalents	(39,887)	1,979
Cash and cash equivalents—beginning of period	66,128	11,219

Cash and cash equivalents—end of period	$26,241	$13,198

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – The Company

Hill International, Inc. (“Hill” or the “Company”) is a construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On September 28, 2006, the closely held Hill (“Old Hill”) merged with and into Arpeggio Acquisition Corp. (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

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

The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 – Acquisitions

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC (“PCI”), a firm that provides scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI, which has about 40 employees, is based in Las Vegas and has additional offices in Phoenix, Sacramento, Seattle and Dallas.

The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000. At closing, 82,436 shares of the Company’s common stock, representing $1,300,000 based on the closing price of the Company’s common stock on July 28, 2008, were issued to the sellers. The remaining $1,000,000 is contingent consideration and is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. The maximum number of shares issuable for the contingent consideration is 63,412 shares. These shares are not currently outstanding, however, they have been included in the computation of earnings per share for the three- and nine-month periods ended September 30, 2008. The Company has included the contingent consideration of $1,000,000 in other current liabilities in the consolidated balance sheet at September 30, 2008.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of PCI have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. At September 30, 2008, the total purchase price, including the contingent consideration of $1,000,000 and acquisition expenses of $22,000, was $6,422,000. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$(31)
Other current assets	1,080
Fixed assets	84
Acquired intangibles	2,948
Goodwill	3,771

Total assets acquired	7,852
Current liabilities assumed	(251)
Deferred taxes	(1,179)

Net assets acquired	$6,422

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm with about 130 employees that provides project management and other construction consulting services throughout Poland. Euromost also has offices in Krakow, Wroclaw and Gdynia. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($17,063,000 at the exchange rate at the date of acquisition) and a non-interest bearing note amounting to €500,000 ($786,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the future financial performance of Euromost for the years ending December 31, 2008 and 2009, respectively.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Euromost have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. At September 30, 2008, the total purchase price, including acquisition expenses of $528,000, was $18,377,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,668
Other current assets	2,754
Fixed assets	179
Acquired intangibles	8,305
Goodwill	8,333

Total assets acquired	21,239
Current liabilities assumed	(1,274)
Deferred taxes	(1,588)

Net assets acquired	$18,377

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

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Gerens have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. The total purchase price, including acquisition expenses of $531,000, was $16,531,000. The Company is in the process of obtaining a detailed valuation of the assets acquired and liabilities assumed and, therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,513
Other current assets	11,324
Furniture and equipment	1,110
Investment in affiliates	10,043
Other assets	482
Acquired intangibles	2,885
Goodwill	11,001

Total assets acquired	39,358
Current liabilities assumed	(11,577)
Deferred taxes	(1,228)
Long term liabilities	(7,440)
Minority interest	(2,582)

Net assets acquired	$16,531

The following unaudited pro forma information assumes the above acquisitions had occurred on December 31, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the Euromost, Gerens and PCI acquisitions occurred on that date, nor is it necessarily indicative of the Company’s future results.

(in thousands)	Three months ended September 30, 2008	Three months ended September 30, 2007
Total revenue	$98,626	$84,222
Net earnings	$5,155	$4,133
Basic earnings per share	$0.13	$0.16
Diluted earnings per share	$0.12	$0.14

	Nine months ended
(in thousands)	September 30, 2008	September 30, 2007
Total revenue	$290,284	$235,506
Net earnings	$15,607	$9,246
Basic earnings per share	$0.38	$0.37
Diluted earnings per share	$0.38	$0.32

The pro forma net income reflects adjustments for amortization of intangibles, stock-based compensation expense, interest charges and income taxes.

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., a wholly-owned subsidiary of the Company, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. Total consideration amounted to £1,850,000 ($3,700,000 at the exchange rate on the date of acquisition) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) which was paid on July 3, 2008. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

Note 4 – Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended		Nine months ended
(in thousands)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net earnings	$5,207	$3,800	$15,798	$9,067
Foreign currency translation adjustment, net of tax	(6,485)	235	(5,068)	385

Comprehensive earnings	$(1,278)	$4,035	$10,730	$9,452

Note 5 – Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	September 30, 2008	December 31, 2007
Billed	$96,113	$73,835
Retainage, current portion	4,607	3,399
Unbilled	12,808	11,060

	113,528	88,294
Allowance for doubtful accounts	(4,743)	(5,143)

	$108,785	$83,151

Note 6 – Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract rights	$7,701	$2,890	$2,505	$2,274
Customer relationships	17,853	2,177	13,853	4,225
Trade names	2,192	448	618	263
Covenant not to compete	18	9	18	4

Total	$27,764	$5,524	$16,994	$6,766

Intangible assets, net	$22,240		$10,228

Amortization expense related to intangible assets totaled $737,000 and $475,000 for the three months ended September 30, 2008 and September 30, 2007, respectively, and totaled $1,967,000 and $958,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2008 (remaining 3 months)	$970
2009	3,513
2010	3,376
2011	3,299
2012	2,445

Note 7 – Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2008 (in thousands):

Segment	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at September 30, 2008
Construction Claims	$18,803	$—	$(1,851)	$16,952
Project Management	2,784	25,804	(979)	27,609

Total	$21,587	$25,804	$(2,830)	$44,561

Note 8 – Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2008	December 31, 2007
(in thousands)
Accounts payable	$16,245	$16,909
Accrued payroll	17,250	12,920
Accrued subcontractor fees	3,485	6,084
Accrued legal and professional cost	3,366	4,601
Other accrued expenses	3,745	2,614

	$44,091	$43,128

Note 9 – Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. As the services are performed these advance payments are recognized as revenue. Deferred revenue is classified as current or long term based on the anticipated life of the project. The following table summarizes deferred revenue:

	September 30, 2008	December 31, 2007
Current (included in the consolidated balance sheet in “Other current liabilities”)	$10,606	$2,954
Non-current	9,383	10,924

Total	$19,989	$13,878

Note 10 – Notes Payable

Outstanding debt obligations are as follows:

	September 30, 2008	December 31, 2007
(in thousands)
Revolving credit loan payable to Bank of America up to $35,000,000. The weighted average rate for all borrowings at September 30, 2008 was 5.0% (For more information see below and Note 19.)	$6,000	$—

Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%.	507	1,175

Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($901,000 and $999,000 at September 30, 2008 and December 31, 2007, respectively), with interest at 2.00% plus LIBOR of 5.00% (or 7.00%) and 5.50% (or 7.50%) at September 30, 2008 and December 31, 2007, respectively, collateralized by cross guarantees of all United Kingdom companies. The loan has an expiration date of March 28, 2009.	119	735

Revolving credit loan payable to Egnatia Bank up to €1,000,000 ($1,437,000 and $1,473,000 at September 30, 2008 and December 31, 2007), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 7.50% (or 10.0% at September 30, 2008 and December 31, 2007), collateralized by certain assets of the Company. The loan has an expiration date of April 30, 2009.	—	191

Note payable in connection with the Euromost acquisition, non-interest bearing, due June 17, 2009	718	—

Other notes payable	205	98

	7,549	2,199

Less current maturities	1,424	1,625

Notes payable, net of current maturities	$6,125	$574

On September 30, 2008, the Company was a party to a loan and security agreement with Bank of America which provided for up to $35,000,000 to be made available on a revolving basis (the “Credit Facility”). The Credit Facility provided for a letter of credit sub-facility of $20,000,000. The Credit Facility was secured by substantially all of the Company’s assets, including, without limitation, its accounts receivable, equipment, securities, financial assets and proceeds from the sale of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility was for a term extending until January 1, 2011. The Credit Facility provided for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 0 to 50 basis points above prime or 150 to 262.50 basis points above LIBOR. At September 30, 2008, the applicable margins were 0 basis points above Bank of America’s prime rate and 150 basis points above LIBOR. The Credit Facility contained covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At September 30, 2008 the Company had $9,675,000 in outstanding letters of credit which reduced availability under the Credit Facility. On October 31, 2008, the Credit Facility was amended (see Note 19).

The Company also maintains a credit facility with a bank in the Middle East for 11,500,000 AED ($3,132,000) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2008 was 4.0%, plus 2.0%. At September 30, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 ($1,078,000). The interest rate on that facility is the three month EURIBOR rate which at September 30, 2008 was 6.03%, plus 0.75%. At September 30, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2008.

Note 11 – Supplemental Cash Flow Information

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

In connection with the Euromost purchase, the Company issued a non-interest bearing note payable in the amount of €500,000 ($718,000) with a maturity date of June 17, 2009.

As the result of a Third Circuit Court of Appeals decision, the Company eliminated an accrued liability of $3,350,000 and the offsetting reduction in stockholders’ equity. See the discussion in Note 18 related to the Wartsila matter.

The following table provides additional cash flow information:

	Nine months ended
In thousands	September 30, 2008	September 30, 2007
Interest paid	$283	$902

Income taxes paid	$4,925	$1,327

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

At September 30, 2008 and December 31, 2007, the Company reported receivables totaling $2,605,000 and $3,394,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended September 30, 2008 and September 30, 2007 was $7,417,000 and $4,788,000, respectively, and for the nine-month periods ended September 30, 2008 and September 30, 2007 was $20,911,000 and $7,925,000, respectively.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.00% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At September 30, 2008 the Company reported receivables totaling $659,000 for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month period ended September 30, 2008 was $906,000 and for the nine-month period ended September 30, 2008 was $1,368,000.

The following table summarizes the amounts for each of the above affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
In thousands:
Stanley Baker Hill	$700	$875	$2,131	$1,430
Hill TMG	863	—	863	—

Total	$1,563	$875	$2,994	$1,430

Note 13 – Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 475,828 shares and 4,342,072 shares for the three-month periods ended September 30, 2008 and 2007, respectively, and 415,520 shares and 4,353,138 shares for the nine-month periods ended September 30, 2008 and 2007. Certain stock options, warrants and units were excluded from the 2008 and 2007 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 18,261 shares and 825,978 shares for the three-month periods ended September 30, 2008 and 2007, respectively, and 6,131 shares and 1,532,436 shares for the nine-month period ended September 30, 2008 and 2007, respectively. The 2,300,000 common shares, which were issued in April 2008 in connection with the 2007 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2008, in both the basic and diluted weighted average shares for the three- and nine-month periods ended September 30, 2008.

Note 14 – Share-Based Compensation

At September 30, 2008, the Company had 935,500 options outstanding with a weighted average exercise price of $8.40. During the nine-month period ended September 30, 2008, the Company granted 145,000 options, which vest over a five-year period, with a weighted average exercise price of $13.27 and a weighted-average contractual life of 6.67 years. The aggregate fair value of the options was $653,887 calculated using the Black-Scholes valuation model. The weighted-average assumptions used to calculate the fair value were: expected life – 4.66 years; volatility – 35.5% and risk free interest rate – 2.79%. During the first nine months of 2008, options for 20,000 shares with a weighted average exercise price of $7.66 were exercised and options for 44,500 shares with a weighted average exercise price of $9.07 were forfeited.

At the June 10, 2008 Annual Meeting of Stockholders, the stockholders approved:

•	an increase in the number of shares available for options from 1,140,000 shares to 3,000,000 shares;

•

the 2007 Restricted Stock Grant Plan, under which 340,000 shares of common stock were available for grant. The shares vest ratably over a five year period commencing on February 28, 2007. The Company granted to various executives 335,000 shares of which 67,000 vested immediately, and

•

the 2008 Employee Stock Purchase Plan. The Company has reserved 2,000,000 shares for purchase under the Plan. Employees may purchase shares of the Company’s common stock at 85% of the closing price on the day prior to purchase subject to certain restrictions.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $602,000 and $155,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $2,367,000 and $388,000 for the nine-month periods ended September 30, 2008 and 2007. Total expense related to the 2007 Restricted Stock Grant Plan, which was approved by the stockholders on June 10, 2008, amounted to approximately $275,000 and $1,740,000 for the three- and nine-month periods ended September 30, 2008, respectively.

Note 15 – Income Taxes

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

During the nine-month period ended September 30, 2008, the Company recognized an income tax benefit principally relating to a tax benefit of $2,506,000 due to the expirations of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions and an expense of $1,300,000 relating to a one-time modification of the cash to accrual adjustment.

The following table indicates the changes to the Company’s uncertain tax positions for the period ended September 30, 2008, including interest and penalties:

(in thousands)	Nine months ended September 30, 2008
Balance at December 31, 2007	$5,743
Reductions due to expiration of statute of limitations	(2,506)
Settlement of Inland Revenue audit	(120)
Increase in current period	248

Balance at September 30, 2008	$3,365

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2008, $1,878,000 for potential interest and penalties related to uncertain tax positions was included in the balance above.

The effective income tax rates for the three-month periods ended September 30, 2008 and 2007 were 26.0% and 21.8%, respectively, and the effective income tax rates for the nine-month periods ended September 30, 2008 and 2007 were 11.7% and 22.7%, respectively. Excluding the effect of the cash-to-accrual adjustment and the reserve reduction included in the table above, the effective income tax rate would have been 18.2% for the nine-month period ended September 30, 2008.

Note 16 – Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
Project Management	$64,776	74.2%	$35,026	68.1%
Construction Claims	22,498	25.8%	16,438	31.9%

Total	$87,274	100.0%	$51,464	100.0%

Total Revenue:

	Three months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
Project Management	$74,430	75.9%	$51,748	71.7%
Construction Claims	23,670	24.1%	20,429	28.3%

Total	$98,100	100.0%	$72,177	100.0%

Operating Profit:

	Three months ended
	September 30, 2008	September 30, 2007
Project Management before equity in earnings of affiliates	$9,238	$6,286
Equity in earnings of affiliates	1,563	875

	10,801	7,161
Construction Claims	2,517	1,773
Corporate Expenses	(6,072)	(3,797)

Total	$7,246	$5,137

Depreciation and Amortization Expense:

	Three months ended
	September 30, 2008	September 30, 2007
Project Management	$841	$407
Construction Claims	529	915

Subtotal segments	1,370	1,322
Corporate	195	93

Total	$1,565	$1,415

In the fourth quarter of 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for the three months ended September 30, 2007 have been revised to reflect the new method.

Consulting Fee Revenue by Geographic Region:

	Three months ended
	September 30, 2008		September 30, 2007
			(Revised)
	$	%	$	%
Americas	$19,361	22.1%	$18,486	35.9%
Middle East / North Africa	34,266	39.3%	19,498	37.9%
Europe	31,728	36.4%	11,630	22.6%
Asia / Pacific	1,919	2.2%	1,850	3.6%

Total	$87,274	100.0%	$51,464	100.0%

Total Revenue by Geographic Region:

	Three months ended
	September 30, 2008		September 30, 2007
			(Revised)
	$	%	$	%
Americas	$28,633	29.2%	$31,429	43.5%
Middle East / North Africa	34,823	35.5%	21,548	29.9%
Europe	32,696	33.3%	17,028	23.6%
Asia / Pacific	1,948	2.0%	2,172	3.0%

Total	$98,100	100.0%	$72,177	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
U.S. federal government	$10,471	12.0%	$12,323	24.0%
U.S. state, local and regional government	9,637	11.0%	7,509	14.6%
Foreign government	11,155	12.8%	2,891	5.6%
Private sector	56,011	64.2%	28,741	55.8%

Total	$87,274	100.0%	$51,464	100.0%

Total Revenue By Client Type:

	Three months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
U.S. federal government	$10,807	11.0%	$13,898	19.3%
U.S. state, local and regional government	17,341	17.7%	19,692	27.3%
Foreign government	11,364	11.6%	8,674	12.0%
Private sector	58,588	59.7%	29,913	41.4%

Total	$98,100	100.0%	$72,177	100.0%

Nine Months Ended:

Consulting Fee Revenue:

	Nine months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
Project Management	$173,483	72.7%	$95,002	65.8%
Construction Claims	65,219	27.3%	49,448	34.2%

Total	$238,702	100.0%	$144,450	100.0%

Total Revenue:

	Nine months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
Project Management	$207,430	75.2%	$144,123	70.6%
Construction Claims	68,443	24.8%	59,929	29.4%

Total	$275,873	100.0%	$204,052	100.0%

Operating Profit:

	Nine months ended
	September 30, 2008	September 30, 2007
Project Management before equity in earnings of affiliates	$24,135	$16,076
Equity in earnings of affiliates	2,994	1,430

	27,129	17,506
Construction Claims	8,148	5,649
Corporate Expenses	(16,852)	(10,536)

Total	$18,425	$12,619

Depreciation and Amortization Expense:

	Nine months ended
	September 30, 2008	September 30, 2007
Project Management	$2,265	$696
Construction Claims	1,463	1,937

Subtotal segments	3,728	2,633
Corporate	520	236

Total	$4,248	$2,869

In the fourth quarter of 2007, the Company revised the method by which it allocates revenue to geographic areas for project management contracts. The Company now allocates revenue based on the site of the actual project which provides a more accurate portrayal of the areas in which the Company operates. Previously, the Company allocated revenue based on the location of the client. For construction claims contracts, the Company allocates revenue based on the location of the office performing the work. The amounts for the nine months ended September 30, 2007 have been revised to reflect the new method.

Consulting Fee Revenue by Geographic Region:

	Nine months ended
	September 30, 2008		September 30, 2007
			(Revised)
	$	%	$	%
Americas	$57,897	24.3%	$51,503	35.7%
Middle East / North Africa	95,627	40.1%	52,007	36.0%
Europe	79,791	33.3%	35,845	24.8%
Asia / Pacific	5,387	2.3%	5,095	3.5%

Total	$238,702	100.0%	$144,450	100.0%

Total Revenue by Geographic Region:

	Nine months ended
	September 30, 2008		September 30, 2007
			(Revised)
	$	%	$	%
Americas	$88,984	32.2%	$88,727	43.5%
Middle East / North Africa	97,854	35.5%	58,282	28.6%
Europe	83,572	30.3%	51,213	25.1%
Asia / Pacific	5,463	2.0%	5,830	2.8%

Total	$275,873	100.0%	$204,052	100.0%

Consulting Fee Revenue By Client Type:

	Nine months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
U.S. federal government	$29,836	12.5%	$20,619	14.3%
U.S. state, local and regional government	27,482	11.5%	25,373	17.6%
Foreign government	23,134	9.7%	16,269	11.2%
Private sector	158,250	66.3%	82,189	56.9%

Total	$238,702	100.0%	$144,450	100.0%

Total Revenue By Client Type:

	Nine months ended
	September 30, 2008		September 30, 2007
	$	%	$	%
U.S. federal government	$31,245	11.3%	$23,454	11.5%
U.S. state, local and regional government	55,205	20.0%	62,646	30.7%
Foreign government	24,826	9.0%	27,847	13.6%
Private sector	164,597	59.7%	90,105	44.2%

Total	$275,873	100.0%	$204,052	100.0%

Total Assets by Geographic Region:

	September 30, 2008	December 31, 2007
Americas	$74,688	$111,665
Europe	124,414	60,093
Middle East / North Africa	42,310	32,681
Asia / Pacific	3,452	2,760

Total	244,864	$207,199

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2008	December 31, 2007
Americas	$6,181	$3,709
Europe	3,551	1,523
Middle East / North Africa	2,009	1,032
Asia / Pacific	336	199

Total	12,077	$6,463

Note 17 – Concentrations

The Company had two clients, Stanley Baker Hill, LLC and City of New York, that collectively accounted for 15% of total revenue for the three-month period ended September 30, 2008 and 17% of total revenue for the nine-month period ended September 30, 2008. The Company had two clients, the City of New York and Nakheel Corporation, which collectively accounted for 17% of total revenue for the three-month period ended September 30, 2007 and 23% of total revenue for the nine month period ended September 30, 2007.

The Company had two clients, Stanley Baker Hill, LLC and the Organization for Development and Administrative Centers, that accounted for 19% of consulting fee revenue for the three-month period ended September 30, 2008 and 15% of consulting fee revenue for the nine month period ended September 30, 2008. The Company had one client, Nakheel Corporation, which accounted for 13% of consulting fee revenue for the three-month period ended September 30, 2007 and 10% of consulting fee revenue for the nine-month period ended September 30, 2007.

None of the Company’s clients accounted for 10% or more of accounts receivable as of September 30, 2008 and December 31, 2007.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 11% and 19% of total revenue during the three-month periods ended September 30, 2008 and 2007, respectively and 11% and 12% of total revenue during the nine-month period ended September 30, 2008 and 2007, respectively.

Note 18 – Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On September 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee, an immaterial amount. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of Old Hill had escrowed a total of 451,665 shares of the Company’s stock to satisfy indemnification claims by the Company arising out of this matter. Liability in this matter was to be satisfied from such escrowed shares under the terms of an escrow agreement. Prior to the Court’s decision, the Company reflected an accrued liability in the amount of $3,350,000 and reflected the shares held in escrow as a $3,350,000 reduction of stockholders’ equity. As a result of the Court’s decision, the Company has eliminated both the liability and the stockholders’ equity reduction.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. As of November 5, 2008, the Company has not received any payments from Bachmann.

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

Note 19 – Subsequent Events

Acquisition

On October 22, 2008, the Company acquired all of the outstanding common stock of Chitester Management Systems, Inc. (“Chitester”), a firm that provides construction claims and dispute resolution services nationally. Chitester, which has 14 employees, is based in Tampa, Florida and has an additional office in Westmont, New Jersey. Total consideration amounted to $1,300,000 consisting of a cash payment of $600,000 on the date of closing plus contingent consideration amounting to $700,000 payable in shares of the Company’s common stock. The contingent consideration has been withheld for a period of not less than one year as a reserve against indemnification claims. On October 22, 2009, Hill will pay to the sellers the difference, if any, between $700,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. The maximum number of shares issuable for the contingent consideration is 72,211 shares. The results of operations of Chitester are not material to the consolidated results of operations of the Company.

Notes Payable

On October 31, 2008, the Company amended its credit facility with Bank of America, N.A., increasing its secured revolving credit facility from $35,000,000 to $60,000,000. The amended credit facility expires on October 31, 2011.

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

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware in 2004 as a specified purpose acquisition corporation. On September 28, 2006, Arpeggio merged with Hill International, Inc. (“Old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Old Hill was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. The merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles pursuant to which Old Hill was considered to be the acquiring entity and Arpeggio was the acquired company for accounting purposes, accompanied by a recapitalization of Old Hill. Following the merger, Arpeggio changed its name to Hill International, Inc. In this report, the terms “Company,” “we,” “us,” “our” or “Hill” refer to Hill International, Inc.

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

We believe we are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with 2,100 employees operating from 80 offices in more than 30 countries.

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

Three Months Ended September 30, 2008 Compared to

Three Months Ended September 30, 2007

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended
	September 30, 2008		September 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$64,776	74.2%	$35,026	68.1%	$29,750	84.9%
Construction Claims	22,498	25.8%	16,438	31.9%	6,060	36.9%

Total	$87,274	100.0%	$51,464	100.0%	$35,810	69.6%

The increase in project management CFR consists of a $29,038,000 increase in foreign projects and a $712,000 increase in domestic projects. The increase in foreign project management CFR was due to a $12,465,000 increase generated in the Middle East and $16,573,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East/North Africa region (including the United Arab Emirates, Qatar, Saudi Arabia and Libya) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. Growth in Europe is mainly due to the acquisition of Gerens (effective February 2008), Shreeves (effective January 2008) and Euromost (effective May 2008) generating CFR in the third quarter of $13,129,000. The increase in domestic project management CFR revenue of $712,000 was primarily due to increases of $411,000 in Washington D.C. and $546,000 in New York where several new projects began partially offset by a decrease of $267,000 in our western U.S. offices.

The increase in construction claims CFR is primarily attributable to foreign construction claims CFR including a $2,578,000 increase in the Middle East and $2,355,000 generated in the United Kingdom due to new work and expansion of existing work. In addition, PCI Group, LLC (“PCI”) which was acquired on July 31, 2008 earned $502,000 in fees during the third quarter of 2008.

Reimbursable Expenses

	Three months ended
	September 30, 2008		September 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$9,654	89.2%	$16,722	80.7%	$(7,068)	-42.3%
Construction Claims	1,172	10.8%	3,991	19.3%	(2,819)	-70.6%

Total	$10,826	100.0%	$20,713	100.0%	$(9,887)	-47.7%

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

Cost of Services

	Three months ended
	September 30, 2008		% of CFR	September 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$39,028	79.7%	60.3%	$19,522	72.7%	55.7%	$19,506	99.9%
Construction Claims	$9,954	20.3%	44.2%	7,345	27.3%	44.7%	2,609	35.5%

Total	$48,982	100.0%	56.1%	$26,867	100.0%	52.2%	$22,115	82.3%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $12,071,000 required to produce the higher volume of CFR. Of this amount, $4,881,000 is attributable to the acquisition of Gerens. In addition, increases in direct (non-labor) expense included $2,189,000 on new work in North Africa and $1,326,000 at Gerens.

The increase in cost of services for construction claims was due to an increase of $1,049,000 in the United Kingdom and $1,206,000 in the Middle East required to support the increase in CFR.

Gross Profit

	Three months ended
	September 30, 2008		% of CFR	September 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$25,748	67.2%	39.7%	$15,504	63.0%	44.3%	$10,244	66.1%
Construction Claims	$12,544	32.8%	55.8%	9,093	37.0%	55.3%	3,451	37.9%

Total	$38,292	100.0%	43.9%	$24,597	100.0%	47.8%	$13,695	55.7%

The increase in project management gross profit included $9,804,000 from foreign project management of which $4,592,000 is attributable to the acquisition of Gerens, Shreeves and Euromost and $2,703,000 is due to new work in North Africa. The decrease in project management gross profit as a percentage of CFR is principally due to Gerens, which has a gross profit percentage of 28%, and lower average margins on Middle East work where some higher margin projects came to an end in early 2008.

The increase in construction claims gross profit included $1,372,000 in the Middle East and $1,306,000 in the United Kingdom primarily due to new work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative

("SG&A") Expenses

	Three months ended
	September 30, 2008		September 30, 2007		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$32,609	37.4%	$20,335	39.5%	$12,274	60.4%

The increase in SG&A expenses is partially attributable to an increase of $4,208,000 from the 2008 Gerens, Shreeves and Euromost acquisitions. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $6,904,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent and anticipated growth. This increase includes $2,178,000 for Gerens, Shreeves and Euromost.

•

An increase in non-cash stock-based compensation expense of $447,000 principally due to the expense amounting to approximately $275,000 booked upon stockholder approval of the 2007 Restricted Stock Grant Plan in the second quarter of 2008.

•	An increase of $821,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•	An increase of $1,063,000 in rent expense primarily due to a $427,000 increase due to Gerens, Shreeves and Euromost.

•	An increase in computer equipment, software and support of $517,000 due to maintenance and license agreements.

•	An increase of $335,000 in amortization expense. Increases of $35,000 due to the Gerens acquisition, $41,000 due to the Shreeves acquisition and $324,000 due to the Euromost acquisition.

•

An increase in legal fees of $726,000 included $241,000 for Gerens, Shreeves and Euromost, an increase of $100,000 for international legal and tax matters and an increase of $60,000 for general corporate legal consulting.

•	An increase in accounting fees of $426,000 due to statutory, Sarbanes Oxley and internal audit work for our expanded and growing operations.

Equity in Earnings of Affiliates

Our share of the earnings of an affiliates increased $688,000, from $875,000 in the three-month period ended September 30, 2007 to $1,563,000 in the three-month period ended September 30, 2008 primarily due to the formation of Hill TMG.

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), decreased $175,000, from $875,000 in the three-month period ended September 30, 2007 to $700,000 in the three-month period ended September 30, 2008.

Our share of the earnings of an affiliate, Hill TMG, was $863,000 in the three-month period ended September 30, 2008.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit

Operating profit increased $2,109,000, or 41.1% to $7,246,000 from $5,137,000 in the three-month period ended September 30, 2008 principally due to higher CFR and gross profit, partially offset by higher SG&A expenses principally resulting from our overall growth.

Interest Expense, net

Net interest expense decreased $185,000 to $32,000 in the three-month period ended September 30, 2008 as compared with a net interest expense of $217,000 in the three-month period ended September 30, 2007, primarily due to decreased borrowing on the company’s senior credit facility.

Income Taxes

For the three-month period ended September 30, 2008, we incurred an income tax expense of $1,829,000 compared to an expense of $1,059,000 for the three-month period ended September 30, 2007.

The effective income tax expense rates for the three-month periods ended September 30, 2008 and 2007 were 26.0% and 21.8%, respectively.

Net Earnings

Our net earnings for the three-month period ended September 30, 2008 were $5,207,000, or $0.13 per diluted common share based upon 41.5 million diluted common shares outstanding, as compared to net earnings for the three-month period ended September 30, 2007 of $3,800,000, or $0.13 per diluted common share based upon 29.6 million diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of the exercise of substantially all of the Company’s warrants in late 2007. Net earnings for the three-month period ended September 30, 2008 improved by $1,407,000 or 37%, which was principally due to an increase in CFR, an increase in gross profit partially offset by higher SG&A expenses as a result of our overall growth, an increase in non-cash stock-based compensation expense and the income tax charge related to the 2006 cash-to-accrual adjustment.

Nine Months Ended September 30, 2008 Compared to

Nine Months Ended September 30, 2007

Results of Operations

Consulting Fee Revenue ("CFR")

	Nine months ended
	September 30, 2008		September 30, 2007		Change
(in thousands)	$	%	$	%	$	%
Project Management	$173,483	72.7%	$95,002	65.8%	$78,481	82.6%
Construction Claims	65,219	27.3%	49,448	34.2%	15,771	31.9%

Total	$238,702	100.0%	$144,450	100.0%	$94,252	65.2%

The increase in project management CFR consists of a $72,452,000 increase in foreign projects and a $6,029,000 increase in domestic projects. The increase in foreign project management CFR was due to a $35,976,000 increase generated in the Middle East and $36,476,000 in Europe. Growth in our CFR in the Middle East has been strong because there has been a significant increase in construction activity in a number of the countries in the Middle East/North Africa region (including the United Arab Emirates, Qatar, Saudi Arabia and Libya) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government has led to additional work for us. Growth in Europe is mainly due to the acquisitions of Gerens, Shreeves and Euromost generating CFR of $31,097,000. The increase in domestic project management CFR revenue of $6,029,000 was primarily due to an increase of $4,325,000 for KJM (acquired May 2007) combined with increases of $1,051,000 in New York and $821,000 in Washington D.C. where several new projects began.

The increase in construction claims CFR is primarily attributable to foreign construction claims CFR. The increase mainly consists of a $7,605,000 increase in the Middle East and a $6,915,000 generated in the United Kingdom, primarily due to new work and expansion of existing work.

Reimbursable Expenses

	Nine months ended
	September 30, 2008		September 30, 2007		Change
( in thousands)	$	%	$	%	$	%
Project Management	$33,947	91.3%	$49,121	82.4%	$(15,174)	-30.9%
Construction Claims	3,224	8.7%	10,481	17.6%	(7,257)	-69.2%

Total	$37,171	100.0%	$59,602	100.0%	$(22,431)	-37.6%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The decrease in project management reimbursable expenses was partially due to a $5,736,000 decrease in reimbursable subcontractors’ fees in New York combined with lower use of subcontractors overseas in Europe and the Middle East amounting to a decrease of $7,074,000. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. The decrease in construction claims reimbursable expenses is due to the decreased use of subcontractors overseas primarily in Europe.

Cost of Services

	Nine months ended
	September 30, 2008		% of CFR	September 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$103,752	79.0%	59.8%	$54,115	70.8%	57.0%	$49,637	91.7%
Construction Claims	27,566	21.0%	42.3%	22,271	29.2%	45.0%	5,295	23.8%

Total	$131,318	100.0%	55.0%	$76,386	100.0%	52.9%	$54,932	71.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $32,876,000 required to produce the higher volume of CFR. Of this amount, $15,295,000 is attributable to the acquisition of Gerens, Shreeves and Euromost. In addition, direct (non-labor) expenses amounting to $3,851,000 were incurred by Gerens, Shreeves, and Euromost, $4,674,000 for new work in North Africa and $4,242,000 for new work in the Middle East.

The increase in the cost of services for construction claims was due primarily to an increase of $5,607,000 in the United Kingdom and the Middle East in line with an increase of $14,581,000 in CFR.

Gross Profit

	Nine months ended
	September 30, 2008		% of CFR	September 30, 2007		% of CFR	Change
(in thousands)	$	%		$	%		$	%
Project Management	$69,730	64.9%	40.2%	$40,887	60.1%	43.0%	$28,843	70.5%
Construction Claims	37,654	35.1%	57.7%	27,177	39.9%	55.0%	10,477	38.6%

Total	$107,384	100.0%	45.0%	$68,064	100.0%	47.1%	$39,320	57.8%

The increase in project management gross profit included $26,358,000 from foreign project management in which $11,951,000 is attributable to the acquisition of Gerens, Shreeves and Euromost. In addition, increases in Middle East, Iraq and North Africa amounted to $13,851,000 due to the increased CFR discussed above. The decrease in project management gross profit as a percentage of CFR is due to Gerens which has a gross profit percentage of 34% and lower average margins on Middle East and Europe work where some higher margin projects came to an end in early 2008.

The increase in construction claims gross profit of $10,477,000 included $8,904,000 in the Middle East and United Kingdom primarily due to increased work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative

("SG&A") Expenses

	Nine months ended
	September 30, 2008		September 30, 2007		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$91,953	38.5%	$56,875	39.4%	$35,078	61.7%

The increase in SG&A expenses is partially attributable to an increase of $9,944,000 from the 2008 Gerens, Shreeves and Euromost acquisitions. The significant components of the change are as follows:

•

An increase in unapplied and indirect labor expense of $19,815,000 due to increases in staff required to produce and support the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent and anticipated growth. This increase includes $4,586,000 for Gerens, Shreeves and Euromost.

•

An increase in non-cash stock-based compensation expense of $2,049,000 due primarily to the expense of approximately $1,740,000 booked upon stockholder approval of the 2007 Restricted Stock Grant Plan in the second quarter of 2008.

•	An increase of $2,234,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•

An increase of $2,397,000 in rent expense primarily due to increases of $850,000 at Gerens, Shreeves and Euromost (acquired in 2008), $332,000 for KJM (acquired May 2007) and $342,000 for expanded offices in the Middle East.

•	An increase in computer equipment, software and support of $1,518,000 due to maintenance and license agreements.

•	An increase of $1,075,000 in amortization expense due primarily to $313,000 due to the Gerens acquisition, $126,000 due to the Shreeves acquisition and $435,000 due to the Euromost acquisition.

•

An increase in legal fees of $1,182,000 included $315,000 for Gerens, Shreeves and Euromost, an increase of $290,000 for international legal and tax matters and an increase of $236,000 for general corporate legal consulting.

•	An increase of $382,000 for accounting fees due to statutory, Sarbanes Oxley and internal audit work for our expanded and growing operations.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates, increased $1,564,000, from $1,430,000 in the nine-month period ended September 30, 2007 to $2,994,000 in the nine-month period ended September 30, 2008, primarily due to the formation of Hill TMG.

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $701,000, from $1,430,000 in the nine-month period ended September 30, 2008 to $2,131,000 in the three-month period ended September 30, 2008.

Our share of the earnings of an affiliate, Hill TMG, was $863,000 in the nine-month period ended September 30, 2008.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit

Operating profit increased $5,806,000, or 46.0%, to $18,425,000, from a profit of $12,619,000 in the nine-month period ended September 30, 2007, principally due to higher CFR and gross profit, partially offset by higher SG&A expenses.

Interest (Income) Expense, net

Net interest income increased $1,034,000 to $317,000 in the nine-month period ended September 30, 2008 as compared with a net interest expense of $717,000 in the nine-month period ended September 30, 2007, primarily due to decreased borrowing on the company’s senior credit facility and interest income generated from cash available from the exercise of our warrants in late 2007.

Income Taxes

For the nine-month period ended September 30, 2008, we recognized an income tax expense of $2,098,000 compared to an expense of $2,659,000 for the nine-month period ended September 30, 2007. The decrease is partially attributable to a tax benefit of $2,506,000 due to the expirations of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions.

The effective income tax expense rates for the nine-month periods ended September 30, 2008 and 2007 were 11.7% and 22.7%, respectively.

Net Earnings

Our net earnings for the nine-month period ended September 30, 2008 were $15,798,000, or $0.38 per diluted common share based upon 41.3 million diluted common shares outstanding, as compared to net earnings for the nine-month period ended September 30, 2007 of $9,067,000, or $0.31 per diluted common share based upon 29.2 million diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of (i) warrants and options becoming more dilutive due to a significant increase in the market price of the Company’s common stock, and (ii) the exercise of substantially all of the Company’s warrants in late 2007. Net earnings improved by $6,731,000 or 74.2%, which was principally due to an increase in CFR, an increase in gross profit and an income tax benefit, partially offset by higher SG&A expenses as a result of our overall growth, an increase in stock-based compensation expense and the income tax charge related to the 2006 cash-to-accrual adjustment.

Liquidity and Capital Resources

The Company has historically funded its business activities with cash flow from operations and borrowings under credit facilities.

Credit Facilities

Prior to October 31, 2008, we were a party to a loan and security agreement with Bank of America, which provided for up to $35,000,000 to be made available to us on a revolving basis. On October 31, 2008, the loan and security agreement was amended (the “Amended Credit Facility”). The Amended Credit Facility provides for borrowing of up to $60,000,000 and for a letter of credit sub-facility of $20,000,000. The Amended Credit Facility is secured by substantially all of our and PCI’s assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.67% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Amended Credit Facility expires on October 31, 2011. The Amended Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 125 to 250 basis points above prime or above LIBOR. At October 31, 2008, the applicable margins were 175 basis points above LaSalle’s prime rate and 175 basis points above LIBOR. The Amended Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At October 31, 2008, there were $9,500,000 of outstanding borrowings under the Amended Credit Facility, and the Company had $9,675,000 in outstanding letters of credit which further reduced availability under the Amended Credit Facility.

We currently have three additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED ($3,132,000 at September 30, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2008 was 4.0%, plus 2.0%. At September 30, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2008.

•

A credit facility with a European Bank for €1,000,000 ($1,437,000 at September 30, 2008) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at September 30, 2008 was 7.50%, plus 2.5%. At September 30, 2008, we had no borrowings under this facility which expires on April 30, 2009.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 ($1,078,000 at September 30, 2008). The interest rate on that facility is the three month EURIBOR rate which at September 30, 2008 was 6.03%, plus 0.75%. At September 30, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2008.

Acquisitions

Chitester Management Systems, Inc.

On October 22, 2008, the Company acquired all of the outstanding common stock of Chitester Management Systems, Inc. (“Chitester”), a firm that provides construction claims and dispute resolution services nationally. Chitester, which has 14 employees, is based in Tampa, Florida and has an additional office in Westmont, New Jersey. Total consideration amounted to $1,300,000 consisting of a cash payment of $600,000 on the date of closing plus contingent consideration amounting to $700,000 payable in shares of the Company’s common stock. The contingent consideration has been withheld for a period of not less than one year as a reserve against indemnification claims. On October 22, 2009, Hill will pay to the sellers the difference, if any, between $700,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008.

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC (“PCI”), a firm that provides scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI, which has about 40 employees, is based in Las Vegas and has additional offices in Phoenix, Sacramento, Seattle and Dallas. The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000. At closing, 82,436 shares of common stock, representing $1,300,000 based on the closing price of the Company’s common stock on July 28, 2008, were issued to the sellers. The remaining $1,000,000 is contingent consideration and is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid indemnification reserve and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008.

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

Additional Capital Requirements

Due to our recent accelerated growth, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into an amended credit agreement that allows for borrowings up to $60,000,000 with Bank of America. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At September 30, 2008, our cash and cash equivalents amounted to approximately $26,241,000. We cannot provide any assurance that other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity during the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2008, our cash decreased by $39,887,000 to $26,241,000. Cash provided by operations was $2,133,000, cash used in investing activities was $45,858,000 and cash provided by financing activities was $4,111,000. We also experienced a decrease in cash of $273,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $2,133,000. Cash provided by operations is attributable to net income of $15,798,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $4,248,000;

•	bad debt expense of $830,000;

•	equity in earnings of affiliates of ($2,994,000);

•	a deferred tax provision of $1,744,000;

•	stock based compensation expense of $1,932,000.

Working capital changes which increased cash provided from operations included the following:

•	a decrease in accounts receivable - affiliates of $130,000 due to the timing of collections from SBH and Hill TMG;

•	an increase in other current liabilities of $3,600,000 primarily due to the growth of business and the timing of payments relating to contracts.

Working capital changes which decreased cash provided from operations included the following:

•

an increase in accounts receivable of $12,974,000 due to increased revenue as a result of organic growth and acquisitions; the increase in accounts receivable results in an ending balance that approximates the average revenue per quarter;

•	an increase in other assets of $3,466,000 primarily due to the acquisition of partnership interests;

•	an increase in prepaid and other current assets of $2,220,000 primarily due to the timing of payments for various selling, general and administrative expenses;

•	decreases in accounts payable and accrued expenses of $1,119,000, principally due to the reversal of a legal liability claim accrued in the Wartsila matter;

•	decreases in income taxes payable of $2,569,000 due primarily to the Company recognizing a tax benefit due to the expirations of statutes upon the filing of certain income tax returns;

•	a decrease in deferred revenue of $1,735,000 primarily due to the timing of work performed on projects in Europe.

Investing Activities

Net cash used in investing activities was $45,858,000. We spent $6,288,000 to purchase computers, office equipment, furniture and fixtures and used $41,270,000, net of cash acquired, on the Gerens, Shreeves, Euromost and PCI acquisitions. We also received $1,700,000 as distributions from SBH.

Financing Activities

Net cash provided by financing activities was $4,111,000. We received $5,270,000 in net borrowings under our credit facilities and we also received $560,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We made payments on notes payable amounting to $758,000 and on our capital leases amounting to $88,000. Due to bank decreased $873,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

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

FASB Staff Position No. 157-2

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

FASB Staff Position No. 157-3

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective on October 10, 2008. Implementation of this standard is not expected to have a material effect on our financial statements.

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

At September 30, 2008, our backlog was approximately $667,000,000 compared to approximately $606,000,000 at June 30, 2008. We estimate that approximately $312,000,000, or 47.0%, of the backlog at September 30, 2008 will be recognized during the twelve months subsequent to September 30, 2008.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of September 30, 2008, approximately $496,000,000 or 74.4%, of our backlog was in category (1) and approximately $171,000,000 or 25.6%, of our backlog was in category (2). We do not track whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

In thousands	Total Backlog		12 Month Backlog
	$	%	$	%
As of September 30, 2008:

Project Management	$617,000	92.5%	$271,000	87.0%
Construction Claims	50,000	7.5	41,000	13.0

Total	$667,000	100.0%	$312,000	100.0%

As of June 30, 2008:

Project Management	$527,000	87.0%	$233,000	77.4%
Construction Claims	79,000	13.0	68,000	22.6

Total	$606,000	100.0%	$301,000	100.0%

As of December 31, 2007:

Project Management	$382,000	91.8%	$172,000	87.8%
Construction Claims	34,000	8.2	24,000	12.2

Total	$416,000	100.0%	$196,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 30, 2007.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2008, our disclosure controls and procedures were effective. During the third quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. In connection with the Arpeggio and Hill merger, stockholders of the pre-merger Hill International, Inc. have escrowed a total of 1,450,000 shares of the Company’s stock to satisfy non-tax indemnification claims by the Company arising out of this and certain other matters (see below). Liability in this matter, if any, will ultimately be satisfied from such escrowed shares under the terms of an escrow agreement. Following the satisfaction of its indemnification claims arising out of this matter, the Company intends to maintain any such shares as treasury stock. On September 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. Oral argument occurred on April 16, 2008. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee, an immaterial amount.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. As of November 5, 2008, the Company has not received any payments from Bachmann.

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

Hill International, Inc.

Dated: November 7, 2008	By:	/s/ Irvin E. Richter
Irvin E. Richter Chairman and Chief Executive Officer (Duly Authorized Officer)

Dated: November 7, 2008	By:	/s/ John Fanelli III
John Fanelli III Senior Vice President and Chief Financial Officer