Form 10-K
period 2008-12-31
Hill International, Inc.
filed 2009-03-16
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 001-33961

HILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0953973
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 810-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregated market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2008 was approximately $349,395,000.

As of March 2, 2009, there were 39,965,098 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

Those forward-looking statements may concern, among other things:

•	the markets for our services

•	projections of earnings, anticipated contractual obligations, capital expenditures, funding requirements or other financial items;

•	statements concerning our plans, strategies and objectives for future operations; and

•	statements regarding future economic conditions or performance.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include:

•	modifications and termination of construction management, project management and claims management contracts;

•	control and operational issues pertaining to business activities that we conduct pursuant to joint ventures with other parties;

•	difficulties we may incur in implementing our merger and acquisition strategy;

•	the need to retain and recruit key technical and management personnel; and

•	unexpected adjustments and cancellations related to our backlog.

Other factors that may affect our businesses, financial position or results of operations include:

•

special risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and

•

special risks of contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received.

We assume no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Item 1.	Business.

General

Arpeggio Acquisition Corporation (“Arpeggio”) was incorporated in Delaware in 2004 as a specified purpose acquisition corporation. On June 28, 2006, Arpeggio merged with Hill International, Inc. (“Old Hill”), a Delaware corporation, and Arpeggio was the surviving entity of the merger. Old Hill was founded in 1976 by our current Chairman and Chief Executive Officer, Irvin E. Richter. Immediately following the merger, the stockholders of Old Hill owned approximately 63.6% of the total voting power of Arpeggio. The merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles pursuant to which Old Hill was considered to be the acquiring entity and Arpeggio was the acquired company for accounting purposes, accompanied by a recapitalization of Old Hill. Accordingly, the historical financial statements relate to the business of Old Hill and its consolidated subsidiaries. Following the merger, Arpeggio changed its name to “Hill International, Inc.” In this report, the terms “Company,” “we,” “us,” “our” or “Hill” refer to Hill International, Inc.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the United States, Europe, the Middle East, North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies and the private sector.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 2,400 employees operating out of over 80 offices in more than 30 countries.

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

Consulting Fee Revenue by Segment

	2008		2007		2006
	$	%	$	%	$	%
	(in thousands)
Project Management	$247,326	74.1%	$134,968	66.4%	$96,678	74.4%
Construction Claims	86,556	25.9%	68,150	33.6%	33,309	25.6%

Total	$333,882	100.0%	$203,118	100.0%	$129,987	100.0%

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

In its June 9, 2008, issue, Engineering News-Record ranked us as the eleventh largest construction management firm and the ninth largest program management firm in the United States.

Construction Claims

Our Construction Claims Group advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We may be retained as a claims consultant at the onset of a project, during the course of a project or upon the completion of a project. We assist owners or contractors in adversarial situations as well as in situations where an amicable resolution is sought. Specific activities that we undertake as part of these services include claims preparation, analysis and review, litigation support, lender advisory services, cost/damages assessment, delay/disruption analysis, contract review and assessment, risk assessment, adjudication and expert witness testimony. Clients are typically billed based on an hourly rate for each consultant assigned to the project, and we are reimbursed for our out-of-pocket expenses. Our claims consulting clients include participants on all sides of a construction project, including owners, contractors, subcontractors, architects, engineers, attorneys, lenders and insurance companies.

Consulting Fee Revenue by Geographic Region

	2008		2007		2006
	$	%	$	%	$	%
	(in thousands)
Americas	$79,199	23.7%	$70,264	34.6%	$51,772	39.8%
Europe	110,416	33.1%	48,257	23.7%	23,107	17.8%
Middle East	116,254	34.8%	76,144	37.5%	52,838	40.6%
North Africa	20,693	6.2%	1,787	0.9%	—	—
Asia / Pacific	7,320	2.2%	6,666	3.3%	2,270	1.8%

Total	$333,882	100.0%	$203,118	100.0%	$129,987	100.0%

Growth Organically and Through Acquisition

Our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Since 1998, we have completed 14 acquisitions.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy.

Acquisitions

Chitester Management Systems, Inc.

On October 22, 2008, the Company acquired all of the outstanding common stock of Chitester Management Systems, Inc. (“Chitester”), a firm that provided construction claims and dispute resolution services nationally. Chitester, which had 14 employees, was based in Tampa, Florida and had an additional office in Westmont, New Jersey. Total consideration amounted to $1,300,000 consisting of a cash payment of $600,000 on the date of closing plus contingent consideration amounting to $700,000 payable in shares of the Company’s common stock. The contingent consideration has been withheld for a period of not less than one year as a reserve against indemnification claims. On October 22, 2009, Hill will pay to the sellers the difference, if any, between $700,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. The maximum number of shares issuable for the contingent consideration is 72,211 shares. These shares are not currently outstanding, however, they have been included in the computation of earnings per share for the year ended December 31, 2008. The Company has included the contingent consideration of $700,000 in other current liabilities in the consolidated balance sheet at December 31, 2008. The results of operations of Chitester are not material to the consolidated results of operations of the Company.

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC (“PCI”), a firm that provided scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI, which had about 40 employees, was based in Las Vegas and had additional offices in Phoenix, Sacramento, Seattle and Dallas. The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000. At closing, $4,100,000 in cash was paid to the sellers and 82,436 shares of the Company’s common stock, representing $1,300,000 based on the closing price of the Company’s common stock on July 28, 2008, were issued to the sellers. The remaining $1,000,000 is contingent consideration and is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. The maximum number of shares issuable for the contingent consideration is 63,412 shares. These shares are not currently outstanding, however, they have been included in the computation of earnings per share for the year ended December 31, 2008. The Company has included the contingent consideration of $1,000,000 in other current liabilities in the consolidated balance sheet at December 31, 2008.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of PCI have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. At December 31, 2008, the total purchase price, including the contingent consideration of $1,000,000 and acquisition expenses of $121,000, was $6,521,000. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$(31)
Other current assets	1,080
Fixed assets	84
Acquired intangibles	2,948
Goodwill	4,204

Total assets acquired	8,285
Current liabilities assumed	(251)
Deferred taxes	(1,513)

Net assets acquired	$6,521

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm with about 130 employees, that provides project management and other construction consulting services throughout Poland. Euromost also has offices in Krakow, Wroclaw and Gdynia. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($16,861,000 at the exchange rate at the date of acquisition) and a non-interest bearing note amounting to €500,000 ($772,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the earnings before interest and income taxes (“EBIT”) of Euromost for the years ending December 31, 2008 and 2009, respectively. Both earn-outs decline by €4 for every €1 that EBIT is below the agreed targets. Based on Euromost’s 2008 performance, Euromost achieved a 2008 earn-out payout of approximately €1,079,000 (approximately $1,526,000 based on the exchange rate at December 31, 2008) which will be paid to the sellers during the second quarter of 2009.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Euromost have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. At December 31, 2008, the total purchase price, including acquisition expenses of $712,000, was $18,345,000. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,754
Other current assets	3,995
Fixed assets	188
Acquired intangibles	9,656
Goodwill	6,753

Total assets acquired	22,346
Current liabilities assumed	(2,166)
Deferred taxes	(1,835)

Net assets acquired	$18,345

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A. our wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,981,000 at the exchange rate at the date of acquisition) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which had about 250 employees, changed its name to Gerens Hill International, S.A. immediately following the acquisition.

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

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Gerens have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. At December 31, 2008, the total purchase price, including acquisition expenses of $451,000, was $16,432,000. The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,513
Other current assets	11,324
Furniture and equipment	1,110
Investment in affiliates	10,043
Other assets	482
Acquired intangibles	2,885
Goodwill	10,540

Total assets acquired	38,897
Current liabilities assumed	(11,577)
Deferred taxes	(866)
Long term liabilities	(7,440)
Minority interest	(2,582)

Net assets acquired	$16,432

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., our wholly-owned subsidiary, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provided project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. Total consideration amounted to £1,850,000 ($3,700,000 at the exchange rate on the date of acquisition) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) which was paid on July 3, 2008. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

The following unaudited pro forma information assumes the above acquisitions had occurred on December 31, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the acquisitions occurred on that date, nor is it necessarily indicative of the Company’s future results.

	Years ended December 31,
	2008	2007
	(in thousands)
Total revenue	$396,799	$254,938
Net earnings	$17,458	$13,854
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.44

The pro forma net earnings reflects adjustments for amortization of intangibles, stock-based compensation expense, interest charges and income taxes.

KJM & Associates, Ltd.

On May 10, 2007, we acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM provided project management and project controls services primarily for the transportation and education markets. KJM was headquartered in Bellevue, Washington and provided the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

The initial consideration amounted to $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) initially valued at $1,000,000, based on the average closing price of the Company’s common stock for the 10 trading days prior to the closing date. The Restricted Shares were held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder. Since the Restricted Shares were subject to forfeiture, they were not considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of the shares actually distributed were accounted for as additional purchase consideration. On May 10, 2008, we issued 134,360 shares of common stock, then valued at $1,955,000, in satisfaction of the contingent purchase consideration. Substantially all of KJM’s operations were integrated into Hill by September 1, 2007.

Business

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, agencies and authorities, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years:

Consulting Fee Revenue by Client Type

	2008		2007		2006
	$	%	$	%	$	%
	(in thousands)
U.S. federal government agencies	$43,874	13.1%	$30,696	15.1%	$14,159	10.9%
U.S. state and local governments, agencies and authorities	34,446	10.3%	31,025	15.3%	24,446	18.8%
Foreign governments	33,459	10.0%	26,494	13.0%	18,041	13.9%
Private sector	222,103	66.6%	114,903	56.6%	73,341	56.4%

Total	$333,882	100.0%	$203,118	100.0%	$129,987	100.0%

Our five largest clients accounted for 9.8%, 4.5%, 2.2%, 1.3% and 1.2% of our CFR during fiscal year 2008. During fiscal year 2007 our five largest clients accounted for 7.5%, 7.3%, 2.7%, 2.3% and 1.9% of our CFR and during fiscal year 2006 our five largest clients accounted for 13.6%, 3.3%, 2.9%, 2.8% and 2.3% of our CFR.

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

Although a significant factor in our business development consists of our standing in our industry, including existing relationships and reputation based on performance on completed projects, our marketing department undertakes a variety of activities in order to expand our exposure to potential new clients. These activities include media relations, advertising, promotions, market sector initiatives and maintaining our website and related web marketing. Media relations include placing articles that feature us and our personnel in trade publications and other media outlets. Our promotions include arranging speaking engagements for our personnel, participation in trade shows and other promotional activities. Market sector initiatives are designed to broaden our exposure to specific sectors of the construction industry, such as, for example, participating in or organizing industry seminars targeted to one sector of an industry.

For the year ended December 31, 2008, CFR from U.S. federal government contracts represented approximately 13.1% of our total CFR. Doing business with governments, including the U.S. federal government, is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including our contracts with the federal government, are subject to termination by the government, to government audits and to continued appropriations.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in some of the jurisdictions where we operate. The inability to obtain any particular permits, licenses or governmental approvals would not have a material effect on our business. Our business of providing construction management and construction claims services are not subject to significant regulation by state, federal or foreign governments.

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

We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be a discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and a profit. Hill accounts for these contracts on a time-and-materials method, recognizing revenue as costs are incurred.

Fixed price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Due to our recent acquisitions, this type of contract is having an increasing role in our business.

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

At December 31, 2008, our backlog was approximately $667,000,000 compared to approximately $416,000,000 at December 31, 2007. We estimate that approximately $269,000,000, or 40.3%, of the backlog at December 31, 2008 will be recognized during our 2009 fiscal year.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of December 31, 2008, approximately $522,000,000, or 78.3%, of our backlog was in category (1) and approximately $145,000,000 or 21.7%, of our backlog was in category (2). We do not track whether contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
	(in thousands)
As of December 31, 2008:
Project Management	$623,000	93.4%	$236,000	87.7%
Construction Claims	44,000	6.6	33,000	12.3%

Total	$667,000	100.0%	$269,000	100.0%

As of September 30, 2008:
Project Management	$617,000	92.5%	$271,000	87.0%
Construction Claims	50,000	7.5	41,000	13.0

Total	$667,000	100.0%	$312,000	100.0%

As of December 31, 2007:
Project Management	$382,000	92.0%	$172,000	88.0%
Construction Claims	34,000	8.0	24,000	12.0

Total	$416,000	100.0%	$196,000	100.0%

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2008, some of our largest project management competitors included: AECOM Technology Corp.; Bovis Lend Lease, Inc.; Jacobs Engineering Group, Inc.; Parsons Brinckerhoff, Inc.; Tishman Construction Corp.; Turner Construction Corp.; and URS Corp. Some of our largest claims consulting competitors last year included: Exponent, Inc.; FTI Consulting, Inc.; and Navigant Consulting, Inc.

Insurance

We maintain insurance covering professional liability, as well as for claims involving bodily injury and property damage. We have historically enjoyed a favorable loss ratio in all lines of insurance and our management considers our present limits of liability, deductibles and reserves to be adequate. We endeavor to reduce or eliminate risk through the use of quality assurance/control, risk management, workplace safety and similar methods to eliminate or reduce the risk of losses on a project. Although our actual rates have decreased, we have experienced and expect to continue to experience increases in the dollar amount of our insurance premiums because of the increase in our revenues.

Management

We are led by an experienced management team with significant experience in the construction industry. Additional information about our executive officers is set forth below.

Executive Officers

Name	Age	Position
Irvin E. Richter	64	Chairman of the Board of Directors and Chief Executive Officer
David L. Richter	42	President and Chief Operating Officer, Director
Hans A. Van Winkle	59	President, Project Management Group (Americas)
Raouf S. Ghali	47	President, Project Management Group (International)
Frederic Z. Samelian	61	President, Construction Claims Group
John Fanelli III	54	Senior Vice President and Chief Financial Officer
Ronald F. Emma	57	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	42	Senior Vice President and General Counsel
Catherine H. Emma	49	Senior Vice President and Chief Administrative Officer
Thomas J. Spearing III	42	Senior Vice President and Chief Strategy Officer
Michael J. Petrisko	43	Senior Vice President and Chief Information Officer

IRVIN E. RICHTER has been Chairman of our Board of Directors since 1985 and he has been our Chief Executive Officer and a member of our Board of Directors since he founded the company in 1976. In 2002, Mr. Richter was selected as a Fellow by the Construction Management Association of America (“CMAA”) for his contributions to the construction management industry. He is a member of the World Presidents’ Organization and the Construction Industry Round Table. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden.

DAVID L. RICHTER has been President and Chief Operating Officer since April 2004, and he has been a member of our Board of Directors since February 1998. Prior to his current position, he was President of our Project Management Group from April 2001 to March 2004. Before that, Mr. Richter was Senior Vice President, General Counsel and Secretary from August 1999 to March 2001 and Vice President, General Counsel and Secretary from April 1995 to August 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a member of the Young Presidents’ Organization, a member of the Board of Trustees of the Southern New Jersey Development Council and served on the Board of Directors of the CMAA from 2001 to 2007. He earned a B.S. in management, a B.S.E. in civil engineering and a J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter.

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

FREDERIC Z. SAMELIAN, PMP, has been President of our Construction Claims and Consulting Group since January 2005. Before that, he was a Senior Vice President with us from March 2003 until December 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from March 2002 to March 2003 and from April 2000 to February 2001, an Executive Director with Greyhawk North America, Inc., a construction management and consulting firm, from March 2001 to February 2002, and a Director with PricewaterhouseCoopers LLP from September 1998 to March 2000. Before that, he had worked with Hill from 1983 to August 1998. He served as Hill’s President and Chief Operating Officer from September 1996 to August 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University. He is a Project Management Professional certified by the Project Management Institute and he is a licensed General Building Contractor in California.

JOHN FANELLI III has been Senior Vice President and Chief Financial Officer since September 2006. Before that, Mr. Fanelli was Vice President and Chief Accounting Officer of CDI Corp. from June 2005 until June 2006, and he was Vice President and Corporate Controller of CDI Corporation (a subsidiary of CDI Corp.) from October 2003 until June 2006. CDI Corp. is a New York Stock Exchange-traded professional services and outsourcing firm based in Philadelphia with expertise in engineering, technical services and information technology. From February 2003 until October 2003, Mr. Fanelli was a financial consultant to Berwind Corporation, an investment management company based in Philadelphia which owns a diversified portfolio of manufacturing and service businesses and real estate. Before that, Mr. Fanelli was employed for 18 years by Hunt Corporation, then a New York Stock Exchange-traded manufacturer and marketer of office products. At Hunt, he served as Vice President and Chief Accounting Officer from 1995 until February 2003, and before that as Director of Budgeting, Financial Analysis and Control, from 1985 to 1995. Before that, for eight years Mr. Fanelli was employed with Coopers & Lybrand in various accounting and auditing positions. Mr. Fanelli earned his B.S. in accounting from LaSalle University, and he is a Certified Public Accountant in Pennsylvania.

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

MICHAEL J. PETRISKO has been Senior Vice President and Chief Information Officer since January 2009. Before that, he was our Vice President and Chief Information Officer from May 2007 to December 2008. Before that, Mr. Petrisko was Director of Global IT Operations for AECOM Technology Corp. from September 2005 to May 2007 and Vice President and Chief Information Officer for DMJM Harris, Inc, a subsidiary of AECOM Technology Corp., a global architecture, engineering and construction management firm, from January 2002 to September 2005. Before that he was Director of Technical Services for Foster Wheeler Corporation, an engineering and construction services firm, from April 1999 to January 2002. Mr. Petrisko studied management information services at Thomas Edison State College and he is a member of the New Jersey Society of Information Management.

Employees

At March 2, 2009, we had 2,342 personnel. Of these individuals, 1,731 worked in our Project Management Group, 463 worked in our Construction Claims Group and 148 worked in our Corporate Group. Our personnel at March 2, 2009 included 2,143 full-time employees, 100 part-time employees and 99 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate highly qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

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

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily, through limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with whom we do business, will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A significant portion of our total revenues is derived from contracts with agencies and departments of federal, state, local and foreign governments. During our 2008, 2007 and 2006 fiscal years, approximately 37.3%, 54.0%, and 54.7%, respectively, of our total revenues were derived from contracts with government agencies and authorities.

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

Total revenues from U.S. federal government contracts and from state and local government contracts represented approximately 12.0% and 16.0%, respectively, of our total revenues during fiscal year 2008 and revenues from foreign government contracts represented approximately 9.3% of such annual revenues. Our inability to win profitable government contracts could harm our operations and adversely affect our net income. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. The competition and pricing pressure, in turn, may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring a clearance may be negatively impacted.

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

We submit change orders to our clients for work we perform beyond the scope of some of our contracts. If our clients do not approve these change orders, our net income and results of operations could be adversely impacted.

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

At December 31, 2008, our backlog of uncompleted projects under contract or awarded was approximately $667,000,000. We cannot assure you that the revenues attributed to uncompleted projects under contract will be realized or, if realized, will result in profits.

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

Revenues attributable to our international operations comprised 70.1%, 58.1%, and 52.6% of our total revenues for the 2008, 2007 and 2006 fiscal years, respectively. We expect the percentage of revenues attributable to our international operations to continue to increase. There are risks inherent in doing business internationally, including:

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

We have contracts to perform services for projects located in a number of foreign countries, including, among others Canada, Mexico, the United Kingdom, Spain, Germany, Romania, Macedonia, Serbia, Croatia, Latvia, Greece, Turkey, Georgia, Poland, Azerbaijan, Egypt, Libya, Iraq, Kuwait, Bahrain, Qatar, Saudi Arabia, the United Arab Emirates, China, Singapore, Malaysia, Vietnam, South Korea and Australia. We expect to have additional similar contracts in the future. In addition, we have offices or operations in over 30 foreign countries. The laws and regulations in the countries in which we are working on projects or in which we have offices might change. Such changes could have a material adverse effect on our business.

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

Since 1998, we have acquired 14 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. Some of the risks that may affect our ability to realize any anticipated benefits from businesses that we acquire include:

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

Future sales of our common and preferred stock may depress the price of our common stock.

As of March 2, 2009, there were 39,965,098 shares of our common stock outstanding. An additional 979,500 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. In connection with earn-out provisions of the merger agreement with Arpeggio, 1,000,000 shares will be issued in the second quarter of 2009, and an additional 1,000,000 shares may be issued in 2010. Up to 135,623 shares may be issued in 2009 as contingent consideration for the PCI and Chitester acquisitions. We also have authority to issue up to 1,000,000 shares of preferred stock, and additional options and warrants to purchase shares of our common stock and preferred stock without stockholder approval. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and operating offices are located at 303 Lippincott Centre, Marlton, New Jersey 08053. We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200. In addition to our executive offices, we have over 80 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

Following are our principal worldwide office locations:

Americas	Europe	Middle East
Baltimore, MD	Ankara, Turkey	Abu Dhabi, UAE
Bellevue, WA	Athens, Greece	Ajman, UAE
Bensalem, PA	Barcelona, Spain	Baghdad, Iraq
Boise, ID	Belgrade, Serbia	Doha, Qatar
Cancun, Mexico	Birmingham, UK	Dubai, UAE
Chicago, IL	Bristol, UK	Jeddah, Saudi Arabia
Dallas, TX	Bucharest, Romania	Manama, Bahrain
Danbury, CT	Cardiff, Wales	Riyadh, Saudi Arabia
Irvine, CA	Daresbury, UK	Sharq, Kuwait
Las Vegas, NV	Edinburgh, Scotland
Little Falls, NJ	Exeter, UK	North Africa
Marlton, NJ	Gdynia, Poland	Cairo, Egypt
Miami, FL	Glasgow, Scotland	Tripoli, Libya
New Orleans, LA	Krakow, Poland
New York, NY	Leeds, UK	Asia/Pacific
Orlando, FL	London, UK	Hong Kong, China
Philadelphia, PA	Luxembourg	Kuala Lumpur, Malaysia
Phoenix, AZ	Madrid, Spain	Melbourne, Australia
Portland, OR	Manchester, UK	Seoul, Korea
Sacramento, CA	Munich, Germany	Singapore
San Diego, CA	New Castle, UK	Shanghai, China
San Francisco, CA	Riga, Latvia	Sydney, Australia
Spokane, WA	Rijeka, Croatia	Tokyo, Japan
Tampa, Florida	Sofia, Bulgaria
Toronto, Canada	Tamworth, UK
Trenton, NJ	Tbilisi, Georgia
Vancouver, Canada	Teesside, UK
Washington, DC	Warsaw, Poland
Winchester, UK
Wroclaw, Poland

Item 3.	Legal Proceedings

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On June 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee, an immaterial amount. On March 3, 2009, as a result of Hill filing a motion for summary judgment on the retrial, Wartsila voluntarily dismissed all of its claims against the Company. No monies were paid by Hill in connection with this dismissal of the matter. In connection with the Arpeggio and Hill merger described in Note 2, stockholders of Old Hill had escrowed a total of 451,665 shares of the Company’s stock to satisfy indemnification claims by the Company arising out of this matter. Liability in this matter was to be satisfied from such escrowed shares under the terms of an escrow agreement. Prior to the Court’s decision, the Company reflected an accrued liability in the amount of $3,350,000 and reflected the shares held in escrow as a $3,350,000 reduction of stockholders’ equity. As a result of the Court’s decision, the Company has eliminated both the liability and the stockholders’ equity reduction and the escrowed shares will be returned to the stockholders.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. Due to uncertainty surrounding the collection, the Company fully reserved in the fourth quarter of 2008 all amounts due from Bachmann.

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

Market Information

Since February 22, 2008, our common stock has traded on the New York Stock Exchange under the symbol HIL. From June 29, 2006 through February 21, 2008, our common stock traded on the Nasdaq Global Market under the symbol HINT. From June 29, 2006 through November 23, 2007, our warrants and units traded on the Nasdaq Global Market under the symbols HINTW and HINTU, respectively. The following table sets forth the range of high and low closing sale prices on the Nasdaq Global Market from January 1, 2007 through February 21, 2008 and the range of high and low closing prices on the New York Stock Exchange from February 22, 2008 through December 31, 2008.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2008:
Fourth Quarter	$13.32	3.83	—	—	—	—
Third Quarter	19.30	13.53	—	—	—	—
Second Quarter	17.40	11.70	—	—	—	—
First Quarter	13.62	11.03	—	—	—	—

2007:
Fourth Quarter	$14.17	$8.97	$6.52	$3.97	$23.25	$17.41
Third Quarter	9.00	6.94	3.74	1.98	16.40	10.50
Second Quarter	7.59	6.93	2.64	2.05	12.64	11.00
First Quarter	8.10	6.91	3.15	2.06	13.84	10.86

Stockholders

As of March 2, 2009, there were 84 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including holders of shares in street name accounts. Including those multiple owners, we believe there are approximately 5,200 holders of our common stock.

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

Issuer Purchases of Equity Securities

On November 10, 2008, we announced that our Board of Directors approved the purchase of up to $20 million of our common shares, from time to time over the subsequent 12 months. Under the terms of our Credit Agreement with Bank of America, our ability to repurchase our common shares is limited. As of December 31, 2008, Bank of America has approved the repurchase of up to $7.2 million of our common shares.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 2008	773,529	$4.9059	773,529	$16,205,166
December 2008	391,300	$5.4795	391,300	$14,051,041

Total Fourth Quarter 2008	1,164,829	$5.0986	1,164,829	$14,051,041

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period July 7, 2004 (the date on which the Company’s common stock commenced trading) to December 31, 2008 with the comparable cumulative total returns of the Russell 2000 index and a peer group, which consists of the following ten companies: AECOM Technology Corp. (ACM), Michael Baker Corp. (BKR), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), Navigant Consulting, Inc. (NCI), Perini Corp. (PCR), Tetra Tech, Inc. (TTEK), and URS Corp. (URS).

	July 7, 2004	End of Fiscal Year
		2004	2005	2006	2007	2008
Hill International, Inc.	$100.00	$103.16	$111.16	$140.84	$279.11	$138.66
Russell 2000 Index	100.00	110.84	115.89	137.15	135.03	89.40
Peer Group	100.00	116.90	150.04	166.87	292.22	195.41

Item 6.	Selected Financial Data

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

	2008	2007	2006	2005	2004
Income Statement Data:
Consulting fee revenue	$333,882	$203,118	$129,987	$80,108	$63,039
Reimbursable expenses	46,600	87,205	67,485	32,121	21,068

Total revenue	380,482	290,323	197,472	112,229	84,107

Cost of services	182,728	106,824	71,022	43,276	34,365
Reimbursable expenses	46,600	87,205	67,485	32,121	21,068

Total direct expenses	229,328	194,029	138,507	75,397	55,433

Gross profit	151,154	96,294	58,965	36,832	28,674

Selling, general and administrative expenses	132,614	80,903	48,672	31,861	29,231
Equity in earnings of affiliates	(3,658)	(2,221)	(1,080)	(685)	(458)

Operating profit (loss)	22,198	17,612	11,373	5,656	(99)

Minority interest in income (loss) of subsidiaries	1,027	247	(53)	—	—
Interest (income) expense, net	(134)	433	312	669	597

Earnings (loss) before provision (benefit) for income taxes	21,305	16,932	11,114	4,987	(696)
Provision (benefit) for income taxes	3,654	2,788	2,534	1,845	(272)

Net earnings (loss)	$17,651	$14,144	$8,580	$3,142	$(424)

Basic earnings (loss) per common share	$0.43	$0.53	$0.50	$0.27	$(0.04)

Basic weighted average common shares outstanding	40,809	26,720	17,240	11,644	11,586

Diluted earnings (loss) per common share	$0.43	$0.45	$0.46	$0.23	$(0.04)

Diluted weighted average common shares outstanding	41,148	31,387	18,489	13,894	11,586

	12/31/2008	12/31/2007	12/30/2006	12/31/2005	1/1/2005
Selected Balance Sheet Data:
Cash and cash equivalents	$20,430	$66,128	$11,219	$2,716	$802
Accounts receivable, net	118,124	83,151	61,159	27,623	21,584
Current assets	161,492	162,428	83,344	33,351	24,886
Total assets	254,041	207,199	118,993	40,723	33,331
Current liabilities	80,563	59,648	50,835	31,707	19,616
Total debt	18,887	3,312	11,287	10,374	10,810
Stockholders’ equity	135,506	128,371	46,036	6,159	2,041

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CFR increased $130,764,000 or 64.4%, from $203,118,000 in 2007 to $333,882,000 in 2008. CFR for the project management segment increased $112,358,000 principally due to strong organic growth in the Middle East, North Africa and Europe and from the acquisitions of Gerens, Euromost and Shreeves in 2008. CFR for the construction claims segment increased $18,406,000 due primarily to strong organic growth in the Middle East and the United Kingdom.

Reimbursable expenses decreased $40,606,000 or 46.6%, from $87,205,000 in 2007 to $46,599,000 in 2008 principally due to the lower use of subcontractors in the Middle East, Europe, the United Kingdom and New York.

Cost of services increased $75,904,000, or 71.1%, from $106,824,000 in 2007 to $182,728,000 in 2008 as a result of an increase in employees and other direct expenses needed to support the increase in CFR.

Gross profit increased $54,860,000, or 57.0%, from $96,294,000 in 2007 to $151,154,000 in 2008 due to the increase in CFR. Gross profit as a percent of CFR decreased from 47.4% in 2007 to 45.3% in 2008 principally because CFR from project management represented a greater portion of our consolidated CFR. Project management has a significantly lower gross profit margin than does construction claims.

Selling, general and administrative expenses increased $51,711,000, or 63.9%, principally due to increases in staff and office costs to support the overall growth in business, increases in corporate staff supporting this growth and selling, general and administrative expenses of $14,745,000 for Gerens, Euromost and Shreeves acquired in 2008.

Equity in earnings of affiliates increased $1,437,000 from $2,221,000 in 2007 to $ 3,658,000 in 2008 due to a significant increase in the scope of SBH’s work for the Iraq Reconstruction Program and from Hill TMG, a joint venture formed in May 2008.

Income taxes increased $866,000, or 31.1%, from $2,788,000 in 2007 to $3,654,000 in 2008 as our pre-tax income increased $4,373,000, or 25.8%, from $16,932,000 in 2007 to $21,305,000 in 2008. The effective tax rate was 17.2% in 2008 compared with 16.5% in 2007.

Net earnings increased $3,507,000, or 24.8%, from $14,144,000 in 2007 to $17,651,000 in 2008. Diluted earnings per common share were $0.43 in 2008 based upon 41,148,000 diluted common shares outstanding compared to $0.45 in 2007 based upon 31,387,000 diluted common shares outstanding.

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

Revenue Recognition

We generate revenue primarily from providing professional services to our clients. Revenue is generally recognized upon the performance of services. In providing these services, we may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties as well as travel and other job related expenses that are contractually reimbursable from clients. In accordance with Emerging Issues Task Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, we have assessed the indicators provided in EITF No. 99-19 and determined that we will include reimbursable expenses in computing and reporting our total contract revenues as long as we remain responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

We earn our revenues from cost-plus, fixed-price and time-and-materials contracts. If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and other effects are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

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

A growing percentage of our contracts are fixed price. We account for these contracts on the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to be recognized. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At the end of our 2008 and 2007 fiscal years, the allowance for doubtful accounts was $5,999,000 and $5,143,000, respectively.

Goodwill and Other Intangible Assets

Goodwill arising from acquisitions is not amortized but is instead tested for impairment at the reporting unit level at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Generally, we perform an impairment assessment during our third fiscal quarter. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Hill, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Although the global economy has further deteriorated, we have determined that goodwill has not been impaired subsequent to our third quarter assessment.

Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges. At December 31, 2008, total goodwill amounted to $41,290,000.

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

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. The deferred tax assets were evaluated under the guidelines of SFAS No. 109, Accounting for Income Taxes, and a determination of the basis of objective factors was made that the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required. Effective January 1, 2007, the Company implemented Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for income tax benefits that are uncertain in nature.

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

Results of Operations

Year Ended December 31, 2008 Compared to

Year Ended December 31, 2007

Consulting Fee Revenue (“CFR”)

	2008		2007		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$247,326	74.1%	$134,968	66.4%	$112,358	83.2%
Construction Claims	86,556	25.9%	68,150	33.6%	18,406	27.0%

Total	$333,882	100.0%	$203,118	100.0%	$130,764	64.4%

Hill’s CFR grew 64.4% to $333,881,000 in 2008 from $203,118,000 in 2007. This was comprised of 39.9% organic growth primarily from the Middle East, Europe, North Africa and the United Kingdom and 24.5% growth from acquisitions.

During 2008, Hill’s project management CFR growth of 83.2% was comprised of 47.6% organic growth and 35.6% growth from acquisitions. The dollar increase in project management CFR consisted of a $105,283,000 increase in foreign projects and a $7,074,000 increase in domestic projects. The increase in foreign project management CFR was due to a $30,285,000 increase generated in the Middle East, $18,906,000 in North Africa and $56,092,000 in Europe. Growth in our CFR in the Middle East has been strong because there was a significant increase in construction activity in a number of the countries in the Middle East region (including the United Arab Emirates, Qatar and Saudi Arabia) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government continues to provide additional work for us. In 2008, the Company obtained several new projects in North Africa, primarily in Libya. Growth in Europe is mainly due to the acquisitions of Gerens, Shreeves and Euromost generating CFR of $43,582,000. The increase in domestic project management CFR revenue was primarily due to an increase of $3,554,000 for KJM (acquired May 2007) combined with increases of $1,453,000 in New York and $1,873,000 in New Jersey where several new projects began.

During 2008, Hill’s construction claims CFR growth of 27.0% was comprised of 24.8% organic growth and 2.2% growth from the acquisitions of PCI and Chitester. The dollar increase in construction claims CFR is primarily attributable to an increase in foreign construction claims CFR of $16,509,000. The increase mainly consists of a $9,796,000 increase in the Middle East and a $5,311,000 increase in the United Kingdom, primarily due to new work and expansion of existing work.

Reimbursable Expenses

	2008		2007		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$42,607	91.4%	$73,595	84.4%	$(30,988)	(42.1)%
Construction Claims	3,993	8.6%	13,610	15.6%	(9,617)	(70.7)%

Total	$46,600	100.0%	$87,205	100.0%	$(40,605)	(46.6)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The decrease in project management reimbursable expenses was partially due to a $ 15,840,000 decrease in reimbursable subcontractors’ fees in New York combined with lower use of subcontractors overseas in Europe and the Middle East amounting to a decrease of $10,159,000. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York projects are principally CM/Build contracts which require more subcontracting work. The decrease in construction claims reimbursable expenses is due to the decreased use of subcontractors overseas primarily in Europe.

Cost of Services

	2008		% of CFR	2007		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$145,739	79.8%	58.9%	$76,963	72.0%	57.0%	$68,776	89.4%
Construction Claims	36,989	20.2%	42.7%	29,861	28.0%	43.8%	7,128	23.9%

Total	$182,728	100.0%	54.7%	$106,824	100.0%	52.6%	$75,904	71.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $43,255,000 required to produce the higher volume of CFR. Of this amount, $20,962,000 is attributable to the acquisitions of Gerens, Shreeves and Euromost. In addition, direct (non-labor) expenses amounting to $5,213,000 were incurred by Gerens, Shreeves, and Euromost, $6,676,000 was incurred for new work in North Africa and $5,721,000 was incurred for new work in the Middle East.

The increase in the cost of services for construction claims was due primarily to an increase of $7,070,000 in the United Kingdom, Europe and the Middle East in line with an increase of $15,826,000 in CFR.

Gross Profit

	2008		% of CFR	2007		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$101,587	67.2%	41.1%	$58,005	60.2%	43.0%	$43,582	75.1%
Construction Claims	49,567	32.8%	57.3%	38,289	39.8%	56.2%	11,278	29.5%

Total	$151,154	100.0%	45.3%	$96,294	100.0%	47.4%	$54,860	57.0%

The increase in project management gross profit included $40,245,000 from foreign project management of which $17,407,000 is attributable to the acquisitions of Gerens, Shreeves and Euromost. In addition, increases in the Middle East, Iraq and North Africa amounted to $19,332,000 due to the increased CFR discussed above. The decrease in project management gross profit as a percentage of CFR is due principally to Gerens which has a gross profit percentage of 35% and lower average margins on Middle East and Europe work where some higher margin projects came to an end in early 2008.

The increase in construction claims gross profit of $11,278,000 included $8,144,000 in the Middle East and United Kingdom primarily due to increased work and expansion of existing work. The increase in construction claims gross profit as a percentage of CFR is due to billing rate increases in the Middle East and Europe.

Selling, General and Administrative (“SG&A”) Expenses

	2008		2007		Change
	$	% of CFR	$	% of CFR	$	%
	(in thousands)
SG&A Expenses	$132,614	39.7%	$80,903	39.8%	$51,711	63.9%

The increase in SG&A expenses is partially attributable to an increase of $15,338,000 from the 2008 Gerens, Shreeves, Euromost and PCI acquisitions. The significant components of the change are as follows:

•

An increase in unapplied labor of $16,072,000 including $2,096,000 for Gerens, Shreeves and Euromost. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holiday and other non-billable tasks. This increase was primarily due to the increased staff required to support the increase in revenue. In addition, as a percentage of consulting fees, unapplied labor increased from 11.5% in 2007 to 12.1% in 2008 as a result of a slight decrease in labor utilization.

•

An increase in indirect labor expense of $11,964,000 support the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent growth. This increase includes $4,499,000 for Gerens, Shreeves, Euromost and PCI.

•

An increase of $3,359,000 in rent expense primarily due to increases of $1,188,000 from the inclusion of Gerens, Shreeves, Euromost and PCI (all acquired in 2008), $359,000 for KJM (acquired May 2007) and $372,000 for expanded offices in the Middle East.

•	An increase of $2,583,000 in administrative travel expense related to corporate executive and business development travel in support of the Company’s strategic growth initiatives.

•

An increase in non-cash stock-based compensation expense of $2,478,000 due primarily to the expense of approximately $1,553,000 booked upon stockholder approval of the 2007 Restricted Stock Grant Plan in the second quarter of 2008.

•	An increase in computer equipment, software and support of $1,834,000 due to maintenance and license agreements.

•

An increase of $1,819,000 in amortization expense related to acquired intangible assets. The major components of the increase in expense are: $419,000 due to the Gerens acquisition, $184,000 due to the Shreeves acquisition and $962,000 due to the Euromost acquisition.

•

An increase in legal fees of $1,722,000 including $294,000 for Gerens, Shreeves and Euromost, an increase of $485,000 for the Bachmann case, an increase of $414,000 for international legal and tax matters and an increase of $529,000 for general corporate legal fees.

•	An increase of $1,090,000 for bad debt expense including $830,000 from Gerens, Shreeves, Euromost and PCI.

•	An increase of $520,000 for accounting and consulting fees due to statutory, Sarbanes-Oxley and internal audit work for our expanded and growing operations.

•	Charges totaling $446,000 for due diligence costs related to discontinued acquisitions and acquisitions not closed as of December 31, 2008.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates, increased $1,437,000, from $2,221,000 in 2007 to $3,658,000 in 2008, primarily due to increased work in Iraq and the formation of Hill TMG.

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $844,000, from $2,221,000 in 2007 to $3,065,000 in 2008.

Our share of the earnings of an affiliate, Hill TMG, was $593,000 in 2008.

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

Operating Profit

Operating profit increased $4,586,000, or 26.0%, to $22,198,000 in 2008, from a profit of $17,612,000 in 2007, principally due to higher CFR and gross profit, partially offset by higher SG&A expenses.

Interest (Income) Expense, net

Net interest income was $134,000 in 2008 as compared with a net interest expense of $433,000 in 2007, primarily due to interest income generated from cash available from the exercise of our warrants in late 2007 and minimal borrowing on the Company’s senior credit facility for most of 2008.

Income Taxes

In 2008, we recognized an income tax expense of $3,654,000 compared to an expense of $2,788,000 for 2007. The effective income tax expense rates for 2008 and 2007 were 17% and 16%, respectively. Our effective tax rate continues to remain low since a substantial portion of our profit comes from foreign operations which are taxed at lower rates, if at all.

In addition, three items materially affected the Company’s effective tax rate during 2008. The Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $2,506,000 as required by FIN 48 and unrealized foreign exchange losses of $1,700,000 generated in the United Kingdom which are deductible on the local tax returns. These tax benefits were partially offset by a modification of $1,638,000 to the cash to accrual adjustment which was required when the Company became a publicly-held entity in 2006. Excluding these items our effective tax rate would have been approximately 27% in 2008.

We also realized a significant tax credit in 2007 resulting from the reversal of a prior year’s uncertain tax position amounting to $648,000 as required by FIN 48. Excluding this reversal, our effective tax rate would have been 20% in 2007.

In March 2009, the Company may realize a tax benefit of $1,471,000 upon the filing of certain tax returns due to the expiration of the statute of limitations. This amount will reduce income tax expense in the first quarter of 2009.

Net Earnings

Our net earnings for 2008 were $17,651,000, or $0.43 per diluted common share based upon 41,418,000 diluted common shares outstanding, as compared to net earnings for 2007 of $14,144,000, or $0.45 per diluted common share based upon 31,387,000 diluted common shares outstanding. The diluted earnings per share for 2008 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of (i) the exercise of substantially all of the Company’s warrants in late 2007, and (ii) the issuance of 2,300,000 shares in connection with the earn-out provisions of the merger agreement with Arpeggio. Net earnings improved by $3,507,000 or 24.8%, which was principally due to an increase in CFR, and an increase in gross profit, partially offset by higher SG&A expenses as a result of our overall growth, an increase in stock-based compensation expense and the income tax charge related to the 2006 cash-to-accrual adjustment.

Year Ended December 31, 2007 Compared to

Year Ended December 30, 2006

Consulting Fee Revenue (“CFR”)

	2007		2006		Change
	$	%	$	%	$	%
	(in thousands)
Project Management	$134,968	66.4%	$96,678	74.4%	$38,290	39.6%
Construction Claims	68,150	33.6%	33,309	25.6%	34,841	104.6%

Total	$203,118	100.0%	$129,987	100.0%	$73,131	56.3%

Hill’s CFR grew 56.3% to $203,118,000 in 2008 from $129,987,000 in 2007. This was comprised of 32.9% organic growth and 23.4% growth from acquisitions.

During 2007, Hill’s project management CFR growth of 39.6% was comprised of 29.1% organic growth and 10.5% growth from acquisitions. The dollar increase in project management CFR consists of a $24,837,000 increase in foreign project management CFR and a $13,453,000 increase in domestic project management CFR. The increase in foreign project management CFR was due to a $20,958,000 increase generated in the Middle East and $3,879,000 in Europe. Growth in our CFR in the Middle East has been strong because there had been a significant increase in construction activity in a number of the countries in the Middle East (including the United Arab Emirates, Qatar, Kuwait, Bahrain, Saudi Arabia and Oman) where we do business. In addition, our involvement with the Iraq reconstruction efforts funded by the United States government led to additional work for us. The increase in domestic project management CFR revenue of $13,453,000 was primarily due to the acquisition of KJM (effective May 2007) combined with an increase of $4,651,000 in the New York City office where several projects began in late 2006 and 2007.

During 2007, Hill’s construction claims CFR growth of 104.6% was comprised of 35.4% organic growth and 69.2% growth from the acquisition of Knowles. The dollar increase in construction claims CFR was due to a $31,911,000 increase in foreign construction claims CFR and an increase of $2,930,000 in domestic construction claims CFR. The increase in foreign construction claims revenue consisted of $24,897,000 generated in Europe and Asia/Pacific, reflecting the full-year impact of the Knowles acquisition (made in September 2006), a $3,640,000 increase in our London office (excluding Knowles) and a $3,374,000 increase in the Middle East, primarily due to the Knowles acquisition. The Knowles operations in the U.S. and Middle East were fully consolidated into Hill by January 1, 2007, and integration of the other Knowles operations was completed during 2007. The increase in domestic claims CFR was principally attributable to an increase of $2,242,000 in our New Jersey office resulting from significant awards of new work.

Reimbursable Expenses

	2007		2006		Change
	$	%	$	%	$	%
	( in thousands)
Project Management	$73,595	84.4%	$63,545	94.2%	$10,050	15.8%
Construction Claims	13,610	15.6%	3,940	5.8%	9,670	245.4%

Total	$87,205	100.0%	$67,485	100.0%	$19,720	29.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statement of earnings. The increase in project management reimbursable expenses was partially due to an $8,602,000 increase in reimbursable subcontractors’ fees in the New York City office combined with an increase of $867,000 due to the acquisition of KJM in May 2007, partially offset by lower use of subcontractors overseas. We use subcontractors for a variety of reasons, such as providing at-risk construction services on contracts where such work is required by a client (generally known as “CM/Build” contracts) since we do not provide such services. The New York City office projects are principally CM/Build contracts which require more subcontracting work. The amount and timing of reimbursable expenses is dependent on the work performed, however we believe that the amount of reimbursable expenses in 2007 was indicative of the amount of expenditures relative to revenues that we would expect in future periods. The increase in construction claims reimbursable expenses was due to the expansion of our business in Europe and Asia/Pacific in the amount of $6,268,000 primarily due to the acquisition of Knowles and an increase of $2,390,000 in our London office.

Cost of Services

	2007		% of CFR	2006		% of CFR	Change
	$	%		$	%		$	%
	(in thousands)
Project Management	$76,963	72.0%	57.0%	$56,198	79.1%	58.1%	$20,765	36.9%
Construction Claims	29,861	28.0%	43.8%	14,824	20.9%	44.5%	15,037	101.4%

Total	$106,824	100.0%	52.6%	$71,022	100.0%	54.6%	$35,802	50.4%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services was primarily due to an increase in direct labor of $20,644,000 required to produce the higher volume of CFR.

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

The increase in gross profit was the result of the increase in CFR for both project management and construction claims. The construction claims increase included $13,150,277 in Europe and Asia/Pacific primarily due to the Knowles acquisition. The increase in gross profit as a percentage of CFR was due to the higher portion of the CFR from construction claims (principally due to the Knowles acquisition) which had significantly higher gross profit margins than project management. The project management increase included $10,900,000 in foreign project management and $6,625,000 in domestic project management.

Selling, General and Administrative (“SG&A”) Expenses

	2007		2006		Change
		% of CFR		% of CFR
	$		$		$	%
	(in thousands)
SG&A Expenses	$80,903	39.8%	$48,672	37.4%	$32,231	66.2%

The increase in SG&A expenses was primarily attributable to increases from the full year effect of the 2006 Knowles acquisition, the 2007 KJM acquisition and costs related to becoming a public company. The significant components of the change were as follows:

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

•

An increase of $853,000 in amortization expense due primarily to $630,000 of amortization of intangibles acquired in the Knowles acquisition, $365,000 in the KJM acquisition and a decrease of $142,000 for other intangibles which were fully amortized by the end of 2006.

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

Net Earnings

Our net earnings in 2007 were $14,144,000, or $0.45 per diluted common share, based upon 31,387,000 diluted common shares outstanding as compared to net earnings in 2006 of $8,580,000, or $0.46 per diluted common share, based upon 18,489,000 diluted common shares outstanding. The diluted earnings per share for 2007 were unfavorably impacted by a significant increase in diluted shares outstanding as a result of (i) the merger of Hill and Arpeggio in June 2006, (ii) warrants and options becoming more dilutive due to a significant increase in the market price of the Company’s common stock in late 2007, and (iii) the exercise of substantially all of the Company’s warrants in late 2007. Net earnings improved by $5,564,000 or 64.8%, which was principally due to an increase in CFR, an increase in gross profit margin and a decline in the effective tax rate, partially offset by higher direct and SG&A expenses.

Liquidity and Capital Resources

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

The Company met the earnings targets for the fiscal years ended December 30, 2006 and December 31, 2007 and 2008 and therefore 2,300,000 shares of the Company’s common stock were issued in the second quarter of 2007, 2,300,000 shares were issued in the second quarter of 2008 and 1,000,000 shares will be issued in the second quarter of 2009 to the former stockholders of Old Hill.

The Company has historically funded its business activities with cash flow from operations and borrowings under various credit facilities.

Credit Facilities

Prior to October 31, 2008, we were a party to a loan and security agreement with Bank of America, which provided for up to $35,000,000 to be made available to us on a revolving basis. On October 31, 2008, the loan and security agreement was amended (the “Amended Credit Facility”). The Amended Credit Facility provides for borrowing of up to $60,000,000 and for a letter of credit sub-facility of $20,000,000. The Amended Credit Facility is secured by substantially all of our and PCI’s assets, including, without limitation, our accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 66.6% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Amended Credit Facility expires on October 31, 2011. The Amended Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 125 to 250 basis points above prime or above LIBOR. At October 31, 2008, the applicable margins were 175 basis points above Bank of America’s prime rate and 175 basis points above LIBOR. The Amended Credit Facility contains covenants with respect to our minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At December 31, 2008, there were $14,500,000 of outstanding borrowings under the Amended Credit Facility, and the Company had $9,269,000 in outstanding letters of credit which further reduced availability under the Amended Credit Facility.

We currently have four additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at December 31, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2008 was 4.3%, plus 2.0%, or 6.3%. At December 31, 2008, there were no outstanding borrowings under this facility which expires on December 24, 2009.

•

A credit facility with a European Bank for €1,000,000 (approximately $1,414,000 at December 31, 2008) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at December 31, 2008 was 8.0%, plus 2.5%, or 10.5%. At December 31, 2008, we had no borrowings under this facility which expires on April 30, 2009. We intend to renew this facility prior to the expiration date.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,061,000 at December 31, 2008). The interest rate on that facility is the three-month EURIBOR rate which at December 31, 2008 was 2.9%, plus 0.8%, or 3.7%. At December 31, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2009.

•

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $723,000 and $999,000 at December 31, 2008 and December 31, 2007, respectively), with interest at 2.0% plus LIBOR of 2.0% (or 4.0%) and 5.5% (or 7.5%) at December 31, 2008 and December 31, 2007, respectively, collateralized by cross guarantees of all United Kingdom companies. The loan has an expiration date of March 28, 2009. We intend to renew this facility prior to the expiration date.

Acquisitions

Chitester Management Systems, Inc.

On October 22, 2008, the Company acquired all of the outstanding common stock of Chitester Management Systems, Inc. (“Chitester”), a firm that provided construction claims and dispute resolution services nationally. Chitester, which had 14 employees, was based in Tampa, Florida and had an additional office in Westmont, New Jersey. Total consideration amounted to $1,300,000 consisting of a cash payment of $600,000 on the date of closing plus contingent consideration amounting to $700,000 payable in shares of the Company’s common stock. The contingent consideration has been withheld for a period of not less than one year as a reserve against indemnification claims. On October 22, 2009, Hill will pay to the sellers the difference, if any, between $700,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. The maximum number of shares issuable for the contingent consideration is 72,211 shares. The results of operations of Chitester are not material to the consolidated results of operations of the Company.

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC (“PCI”), a firm that provided scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI, which had about 40 employees, was based in Las Vegas and had additional offices in Phoenix, Sacramento, Seattle and Dallas. The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000. At closing, $4,100,000 in cash was paid to the sellers and 82,436 shares of common stock, representing $1,300,000 based on the closing price of the Company’s common stock on July 28, 2008, were issued to the sellers. The remaining $1,000,000 is contingent consideration and is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid indemnification reserve and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008.

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm, with about 130 employees, that provides project management and other construction consulting services throughout Poland. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($16,861,000 at the exchange rate at the date of acquisition) and a note amounting to €500,000 ($772,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the earnings before interest and taxes (“EBIT”) of Euromost for the years ending December 31, 2008 and 2009, respectively. Both earn-outs decline by €4 for every €1 that EBIT is below the agreed targets. Based on Euromost’s 2008 performance, Euromost achieved a 2008 earn-out payout of approximately €1,079,000 (approximately $1,526,000 based on the exchange rate at December 31, 2008) which will be paid to the sellers during the second quarter of 2009.

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

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., our wholly-owned subsidiary, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. Total consideration amounted to £1,850,000 ($3,700,000 at the exchange rate at the date of acquisition) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) payable six months after the closing date.

Additional Capital Requirements

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have entered into an amended credit agreement that allows for borrowings up to $60,000,000 with Bank of America. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At December 31, 2008, our cash and cash equivalents amounted to approximately $20,430,000. We cannot provide any assurance that other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2008

For the year ended 2008, our cash decreased by $45,698,000 to $20,430,000. Cash used in operations was $9,830,000, cash used in investing activities was $41,334,000 and cash provided by financing activities was $10,200,000. We also experienced a decrease in cash of $4,734,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2008 was $9,830,000. Cash provided by operations is attributable to net income of $17,651,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $6,385,000;

•	equity in earnings of affiliates of $3,658,000;

•	bad debt expense of $3,361,000;

•	a deferred tax benefit of $2,282,000;

•	stock-based compensation expense of $1,630,000; and

•	issuance of restricted stock of $1,099,000.

Working capital changes which increased cash provided from operations included the following:

•

an increase in accounts payable and accrued expenses of $3,064,000, principally due to accrual of the Euromost earn-out and the result of organic growth and acquisition, partially offset by the reversal of a legal liability claim amounting to $3,350,000 accrued in the Wartsila matter; and

•	an increase in deferred revenue of $1,621,000 primarily due to the timing of work performed on projects in Europe and as a result of organic growth and acquisitions.

Working capital changes which decreased cash provided from operations included the following:

•	an increase in accounts receivable of $23,940,000 due to increased revenue as a result of organic growth and acquisitions;

•	an increase in accounts receivable—affiliates of $5,742,000 due to the timing of collections from SBH and Hill TMG;

•	an increase in prepaid and other current assets of $4,278,000 primarily due to the timing of payments for various selling, general and administrative expenses;

•

a decrease in income taxes payable of $3,023,000 due primarily to the benefits from the reversal of a prior years uncertain tax position partially offset by a modification to the cash to accrual adjustment required when the company became publicly held; and

•	an increase in other assets of $1,660,000 primarily due to the acquisition of a partnership interest.

Investing Activities

Net cash used in investing activities was $41,334,000. We spent $6,882,000 to purchase computers, office equipment, furniture and fixtures and used $37,296,000, net of cash acquired, on the Gerens, Shreeves, Euromost, PCI and Chitester acquisitions. We also received $2,844,000 as distributions from SBH.

Financing Activities

Net cash provided by financing activities was $10,200,000. We received $ 13,888,000 in net borrowings under our credit facilities and we also received $1,105,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We made payments on notes payable amounting to $901,000. We also spent $5,939,000 to acquire treasury stock. Due to bank increased $2,047,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

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

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. Implementation of SFAS No. 160 had no effect on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

	Total	2009	2010 - 2011	2012 - 2013	2014 and later
	(in thousands)
Performance and advance payment bonds (1)	$16,874	$5,434	$11,124	$203	$113
Bid bonds (2)	5,025	365	4,660	—	—
Letters of credit (3)	9,269	8,995	274	—	—

	$31,168	$14,794	$16,058	$203	$113

(1)	Represents guarantee of service performance bonds issued through international banks required under certain international contracts.
(2)	Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate the financial strength of the Company. These bonds are usually outstanding for short periods.
(3)	Represents letters of credit issued through a domestic bank in connection with securing a judgment against the Company and in support for certain performance, advance payments and bid bonds.

Contractual Obligations

	Total	2009	2010 - 2011	2012 - 2013	2014 and later
	(in thousands)
Long-term debt obligations	$15,981	$1,344	$14,633	$4	$—
Interest expense on notes payable (1)	2,085	748	1,337	—	—
Operating lease obligations (2)	28,426	7,774	11,420	7,093	2,139

	$46,492	$9,866	$27,390	$7,097	$2,139

(1)	Estimated using the interest rates in effect at December 31, 2008.
(2)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. Dirhams, Polish zloty as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we typically do not need to hedge foreign currency cash flows for contract work performed. The functional currency of our significant foreign operations is the local currency.

Interest Rates

All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $81,000 and $49,000, respectively.

Item 8.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$20,430	$66,128
Cash—restricted	2,613	3,749
Accounts receivable, less allowance for doubtful accounts of $5,999 and $5,143	118,124	83,151
Accounts receivable—affiliate	9,136	3,394
Prepaid expenses and other current assets	10,043	4,961
Income taxes receivable	578	550
Deferred tax asset	568	495

Total current assets	161,492	162,428
Property and equipment, net	11,776	6,463
Cash—restricted, net of current portion	1,933	1,308
Retainage receivable, less allowance for doubtful accounts of $38 and $38	915	820
Acquired intangibles, net	19,774	10,228
Goodwill	41,290	21,587
Investments	11,854	1,480
Other assets	5,007	2,885

Total assets	$254,041	$207,199

Liabilities and Stockholders’ Equity
Due to bank	$2,906	$942
Current maturities of notes payable	1,344	1,766
Accounts payable and accrued expenses	49,606	43,128
Income taxes payable	2,607	4,377
Deferred revenue	16,617	2,954
Other current liabilities	7,483	6,481

Total current liabilities	80,563	59,648
Notes payable, net of current maturities	14,637	604
Retainage payable	1,359	815
Deferred tax liabilities	4,569	1,877
Deferred revenue	3,559	10,924
Other liabilities	10,338	4,701

Total liabilities	115,025	78,569

Minority interest	3,510	259

Commitments and contingencies (Notes 17 and 18)

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 41,715,185 shares and 38,953,111 shares issued at December 31, 2008 and 2007, respectively	4	4
Additional paid-in capital	114,555	106,481
Retained earnings	45,957	28,306
Accumulated other comprehensive earnings	(15,744)	257

	144,772	135,048
Less treasury stock of 1,764,111 shares and 599,282 shares, at cost	(9,266)	(3,327)
Less stock held in escrow of 303,495 shares at December 31, 2008 and 755,160 shares at December 31, 2007	—	(3,350)

Total stockholders’ equity	135,506	128,371

Total liabilities and stockholders’ equity	$254,041	$207,199

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

For the Fiscal Years Ended 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Consulting fee revenue	$333,882	$203,118	$129,987
Reimbursable expenses	46,600	87,205	67,485

Total revenue	380,482	290,323	197,472

Cost of services	182,728	106,824	71,022
Reimbursable expenses	46,600	87,205	67,485

Total direct expenses	229,328	194,029	138,507

Gross profit	151,154	96,294	58,965
Selling, general and administrative expenses	132,614	80,903	48,672
Equity in earnings of affiliates	(3,658)	(2,221)	(1,080)

Operating profit	22,198	17,612	11,373
Minority interest in earnings of subsidiaries	1,027	247	(53)
Interest expense (income), net	(134)	433	312

Earnings before provision for income taxes	21,305	16,932	11,114
Provision for income taxes	3,654	2,788	2,534

Net earnings	$17,651	$14,144	$8,580

Basic earnings per common share	$0.43	$0.53	$0.50

Basic weighted average common shares outstanding	40,809	26,720	17,240

Diluted earnings per common share	$0.43	$0.45	$0.46

Diluted weighted average common shares outstanding	41,148	31,387	18,489

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended 2008, 2007 and 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock		Shares Held in Escrow		Due from Stockholder	Total Stockholders’ Equity
	Shares Issued	Amount				Shares	Amount	Shares	Amount
Balance—December 31, 2005	15,624	$1	$2,009	$5,582	$(25)	3,864	$(583)	—	$—	$(825)	$6,159
Net earnings	—	—	—	8,580	—	—	—	—	—	—	8,580
Retirement of treasury shares	(3,864)	—	(583)	—	—	(3,864)	583	—	—	—	—
Advances to stockholder	—	—	—	—	—	—	—	—	—	(183)	(183)
Repayment of advances to stockholder	—	—	—	—	—	—	—	—	—	1,008	1,008
Exercise of employee stock options	2,740	—	1,401	—	—	—	—	—	—	—	1,401
Shares held in escrow	—	—	—	—	—	—	—	1,740	(3,865)	—	(3,865)
Purchase of shares for employees income tax withholding	—	—	—	—	—	526	(2,788)	—	—	—	(2,788)
Issuance of common stock in connection with reverse acquisition of Arpeggio, net of acquisition cost	8,300	1	34,060	—	—	—	—	—	—	—	34,061
Shares converted on vote against merger	—	—	—	—	—	4	(24)	—	—	—	(24)
Stock-based compensation expense	—	—	59	—	—	—	—	—	—	—	59
Stock issued to Board of Directors	30	—	155	—	—	—	—	—	—	—	155
Tax benefit from stock plan	—	—	957	—	—	—	—	—	—	—	957
Other comprehensive income	—	—	—	—	516	—	—	—	—	—	516

Balance—December 30, 2006	22,830	2	38,058	14,162	491	530	(2,812)	1,740	(3,865)	—	46,036
Net earnings	—	—	—	14,144	—	—	—	—	—	—	14,144
Issuance of common stock for earnout	2,300	1	(1)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	337	—	—	—	—	—	—	—	337
Stock issued to Board of Directors	30	—	210	—	—	—	—	—	—	—	210
Transfer of shares held in escrow	—	—	—	—	—	69	(515)	(69)	515	—	—
Release of shares held in escrow	—	—	—	—	—	—	—	(916)	—	—	—
Exercise of warrants	13,576	1	67,877	—	—	—	—	—	—	—	67,878
Cashless exercise of units	217	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(234)	—	—	—	—	—	(234)

Balance—December 31, 2007	38,953	4	106,481	28,306	257	599	(3,327)	755	(3,350)	—	128,371
Net earnings	—	—	—	17,651	—	—	—	—	—	—	17,651
Issuance of common stock for earnout	2,300	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,630	—	—	—	—	—	—	—	1,630
Issuance of restricted stock	67	—	1,099	—	—	—	—	—	—	—	1,099
Stock options exercised	19	—	146	—	—	—	—	—	—	—	146
Shares issued under employee stock purchase plan	159	—	959	—	—	—	—	—	—	—	959
Shares issued in satisfaction of contingent consideration for KJM	134	—	1,955	—	—	—	—	—	—	—	1,955
Shares issued for acquisition of PCI	83	—	1,300	—	—	—	—	—	—	—	1,300
Transfer of shares held in escrow	—	—	—	—	—	—	—	(452)	3,350	—	3,350
Purchase of treasury stock	—	—	—	—	—	1,165	(5,939)	—	—	—	(5,939)
Tax effect of imputed interest	—	—	985	—	—	—	—	—	—	—	985
Foreign currency translation	—	—	—	—	(16,001)	—	—	—	—	—	(16,001)

Balance—December 31, 2008	41,715	$4	$114,555	$45,957	$(15,744)	1,764	$(9,266)	$303	$—	$—	$135,506

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the Fiscal Years Ended 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Net earnings	$17,651	$14,144	$8,580
Foreign currency translation, net of tax	(16,001)	(234)	516

Comprehensive earnings	$1,650	$13,910	$9,096

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net earnings	$17,651	$14,144	$8,580
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	6,385	3,740	1,995
Equity in earnings of affiliates	(3,658)	(2,221)	(1,080)
Minority interest in income of subsidiaries	1,027	247	46
Provision for bad debts	3,361	2,271	886
Deferred tax (benefit) provision	(2,282)	338	(5)
Stock based compensation	1,630	337	59
Tax benefit from stock plan	—	—	957
Stock issued to Board of Directors	1,099	123	155
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,940)	(20,719)	(21,241)
Accounts receivable—affiliate	(5,742)	(2,703)	(80)
Prepaid expenses and other current assets	(4,278)	(1,233)	(700)
Income taxes receivable	(29)	(550)	—
Retainage receivable	(95)	10	134
Other assets	(1,660)	(2,216)	(65)
Accounts payable and accrued expenses	3,064	2,836	8,588
Income taxes payable	(3,023)	1,173	667
Deferred revenue	1,621	5,223	5,701
Other current liabilities	(1,313)	2,145	(1,669)
Retainage payable	544	286	(348)
Other liabilities	(191)	(336)	977

Net cash flow (used in) provided by operating activities	(9,830)	2,895	3,557

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(37,296)	(8,499)	(16,626)
Distributions from affiliate	2,844	1,528	687
Restricted cash	—	3,350	(3,350)
Purchase of minority interest in Knowles	—	(58)	—
Payments for purchase of property and equipment	(6,882)	(3,121)	(1,874)

Net cash flow used in investing activities	(41,334)	(6,800)	(21,163)

Cash flows from financing activities:
Due to bank	2,047	324	428
Proceeds from long-term debt	—	—	12,483
Payments on notes payable	(901)	(711)	(13,138)
Net borrowings (payments) on revolving loans	13,888	(7,664)	(6,578)
Dividends paid to subsidiaries’ minority stockholders	—	(166)	—
Advances to stockholder	—	—	(183)
Repayment from stockholder	—	—	1,008
Proceeds from issuance of common stock in merger, net of acquisition cost of $2,417	—	—	31,573
Proceeds from exercise of stock options and warrants	146	67,878	—
Proceeds from stock issued under employee stock purchase plan	959	—	—
Purchase of treasury stock	(5,939)	—	—

Net cash flow provided by financing activities	10,200	59,661	25,593

Effect of exchange rate changes on cash	(4,734)	(847)	516

Net (decrease) increase in cash and cash equivalents	(45,698)	54,909	8,503
Cash and cash equivalents—beginning of period	66,128	11,219	2,716

Cash and cash equivalents—end of period	$20,430	$66,128	$11,219

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Company

Hill International, Inc. (“Hill” or “the Company”) is a construction consulting firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. Hill’s business was established in 1976 as a closely held corporation. On June 28, 2006, the Hill business merged with and into Arpeggio Acquisition Corporation (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

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

Arpeggio Acquisition Corporation

Arpeggio was incorporated in Delaware on April 2, 2004 as a blank check company, the objective of which was to acquire an operating business in the United States or Canada. The Company’s initial stockholders purchased 1,500,000 common shares, $0.0001 par value, for $25,000 on April 2, 2004.

On June 30, 2004, Arpeggio consummated an Initial Public Offering (“Offering”) and raised net proceeds of approximately $36,800,000. Arpeggio sold 6,800,000 Units in the Offering, which included 300,000 Units subject to the underwriters’ overallotment option. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two Redeemable Common Stock Purchase Warrants as described in Note 13. Approximately $36,700,000 was deposited into an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) the liquidation of Arpeggio. The remaining net proceeds were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Twelve percent (12%) or 1,740,000 of the 14,500,000 shares of Arpeggio common stock issued to the Old Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. The shares were divided into two tranches: (a) 1,450,000 shares to cover non-tax indemnities (“Basic Indemnity Shares”) and (b) 290,000 shares to cover tax indemnities (“Tax Indemnity Shares”). These shares, minus any shares applied in satisfaction of a claim for indemnification, were to be returned to the stockholders on the following dates: April 30, 2007 for the Basic Indemnity Shares and December 31, 2010 for the Tax Indemnity Shares. At April 30, 2007, a total of 465,160 shares were allocated to the Company for satisfaction of certain claims and will be placed in treasury stock in the event the claims are ultimately paid. Effective April 30, 2007, a total of 915,300 of the Basic Indemnity Shares were released to the stockholders. Due to the settlement of the Wartsila matter (see Note 17), 451,665 shares will be released to the stockholders. The remaining 13,495 Basic Indemnity Shares and 290,000 Tax Indemnity Shares were retained in escrow.

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

The Company met the earnings targets for the fiscal years ended December 30, 2006 and December 31, 2007 and 2008 and therefore 2,300,000 shares of the Company’s common stock were issued in the second quarter of 2007, 2,300,000 shares were issued in the second quarter of 2008 and 1,000,000 shares will be issued in the second quarter of 2009 to the former stockholders of Old Hill.

Upon consummation of the merger, approximately $37,500,000 was released from trust to be used by the combined company. The total direct and incremental costs of approximately $3,400,000 incurred by the Company for professional services in connection with the merger were reflected as a reduction of additional paid-in capital as of the effective date of the merger.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, allocation of purchase price to acquired intangibles and goodwill, recoverability of long-lived assets, income taxes, allowance for doubtful accounts and commitments and contingencies.

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

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net earnings.

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

The Company maintains its cash accounts with high quality financial institutions. Although we currently believe that the financial institutions with whom we do business, will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so.

The Company provides professional services, under contractual arrangements, to domestic and foreign governmental units, institutions and the private sector. To reduce credit risk, the Company performs ongoing credit evaluations of its clients and does not require collateral beyond customary retainers.

The Company had no client that accounted for 10% or more of total revenue in 2008, one client that accounted for 17% of total revenue in 2007, and two clients that collectively accounted for a total of 30% of total revenue in 2006.

The Company had no client that accounted for more than 10% of accounts receivable at December 31, 2008 and one client that accounted for 12% of accounts receivable at December 31, 2007.

The Company has several contracts with U.S. federal government agencies that accounted for 12%, 12%, and 8% of total revenue during the fiscal years 2008, 2007 and 2006, respectively.

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

Acquired intangible assets consist of contract rights, client related intangibles and trade names arising from the Company’s acquisitions. These assets are amortized over their estimated lives which range from three to ten years.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2008 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time. Although the global economy has further deteriorated in the latter part of 2008, the Company has determined that goodwill has not been impaired subsequent to the assessment performed during the third quarter.

(m)	Investments

Gerens Management Group, S.A.

In connection with the acquisition of Gerens Management Group, S.A. (“Gerens”) (see Note 3), the Company obtained the following investments:

•

Concessia, Cartera y Gestion de Infrastructuras, S.A.—Gerens has paid $1,695,000 for a 5.16% interest in this entity. This entity will invest in the equity of companies which finance, construct and operate various public and private infrastructure projects. The payment represents 25% of the total required capital contribution. Gerens has accrued the remaining commitment of approximately $5,084,000 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•

Neuvo Hospital de Burgos, S.A.—Gerens has paid $645,000 for a 5% interest in this entity. Upon completion of construction, this entity will operate the hospital for a period of up to 27 years. The payment represents 25% of the total required capital contribution. Gerens has accrued the remaining commitment of approximately $1,932,000 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•

Nuevo Parque de Bomberos Mallorca, S.A.—Gerens’ investment amounts to approximately $271,000 which represents a 10% fully-paid interest in this entity which will construct and finance certain public works facilities located in Mallorca. Upon completion of the construction phase, the facilities will be sold to the municipality.

Stanley Baker Hill, LLC

The Company owns a one-third interest in Stanley Baker Hill, LLC (“SBH”), which is accounted for using the equity method. SBH was formed in February 2004 for the purpose of providing various architect-engineer and construction management services in connection with the Iraq Reconstruction Program.

Hill/TMG Joint Venture

The Company owns a 50% interest in the members’ equity of Hill/TMG Joint Venture (“Hill TMG”), which is accounted for using the equity method. Hill TMG was formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt.

Other

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require limited or no investment and provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.

(n)	Due to Bank

Under the Company’s cash-management system, certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented. The amounts of these credit balances were approximately $2,906,000 and $942,000 at December 31, 2008 and December 31, 2007, respectively.

(o)	Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company’s Consolidated Balance Sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)	Deferred Rent

Rent expenses related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2008 and December 31, 2007 was $745,000 and $614,000, respectively, and is included in other liabilities on the consolidated balance sheets. The current portion of deferred rent at December 31, 2008 and December 31, 2007 was $268,000 and $58,000, respectively, and is included in other current liabilities on the consolidated balance sheets.

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

The Company generates revenue primarily from providing professional services to its clients. Revenue is generally recognized upon the performance of services. In providing these services, the Company may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable for clients. In accordance with Emerging Issues Task Force Issue No. (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company has assessed the indicators provided in EITF 99-19 and determined that it will include reimbursable expenses in computing and reporting its total revenue as long as the Company remains responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

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

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2008, December 31, 2007 and December 30, 2006, are approximately $849,000, $666,000 and $450,000, respectively.

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

Dilutive stock options and warrants increased average common shares outstanding by approximately 339,000 shares, 4,667,000 shares and 1,249,000 shares for the years ended December 31, 2008, December 31, 2007 and December 30, 2006, respectively.

Options to purchase 113,000 shares, 682,000 shares and 25,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2008, December 31, 2007 and December 30, 2006, respectively, because they were anti-dilutive.

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

FASB Statement No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which became effective on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Implementation of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

FASB Staff Position No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, which became effective for the Company on January 1, 2009. This FSP excludes FASB Statement No. 13, Accounting for Leases, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard will not have a material effect on the Company’s consolidated financial statements.

FASB Staff Position FAS No. 157-2

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delayed the Company’s January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard will not have a material effect on the Company’s consolidated financial statements.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which became effective on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. Implementation of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard will require ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It will also require the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. Implementation of SFAS No. 160 had no effect on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 110

In December 2007, the SEC released Staff Accounting Bulletin (“SAB”) No. 110 which indicates that the staff will continue to accept, under certain circumstances, the use of the simplified method in developing an estimate of the expected term for “plain vanilla” options in accordance with SFAS No. 123(R), Share-Based Payment. The Company has limited historical data on which to base its estimate (see Note 12) to the Company’s consolidated financial statements) and, accordingly, it will continue to use the simplified method until such historical data becomes available.

Note 3—Acquisitions

In December 2007, the FASB issued SFAS No. 141(R) which became effective for the Company on January 1, 2009. SFAS No. 141(R) requires that all acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. During 2008, the Company expensed $621,000 of costs related to due diligence efforts for discontinued and potential acquisitions.

Chitester Management Systems, Inc.

On October 22, 2008, the Company acquired all of the outstanding common stock of Chitester Management Systems, Inc. (“Chitester”), a firm that provided construction claims and dispute resolution services nationally. Chitester provided the Company’s Construction Claims segment with expanded geographical coverage in Tampa, Florida and Westmont, New Jersey. Total consideration amounted to $1,300,000 consisting of a cash payment of $600,000 on the date of closing plus contingent consideration amounting to $700,000 payable in shares of the Company’s common stock. The contingent consideration has been withheld for a period of not less than one year as a reserve against indemnification claims. On October 22, 2009, Hill will pay to the sellers the difference, if any, between $700,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the average closing price of the Company’s common stock for the ten-day period which ended on October 17, 2008. The maximum number of shares issuable for the contingent consideration is 72,211 shares. These shares are not currently outstanding, however, they have been included in the computation of earnings per share for the year ended December 31, 2008. The Company has included the contingent consideration of $700,000 in other current liabilities in the consolidated balance sheet at December 31, 2008. The results of operations of Chitester are not material to the Company’s consolidated results of operations.

The acquired intangibles have a weighted average life of 8.8 years. The intangible assets consist of a client related intangible of $345,000 with a 10 year life and a contract intangible of $56,000 with a two year life. Goodwill amounting to $492,000 has been allocated to the Construction Claims segment and is deductible for income tax purposes.

PCI Group, LLC

On July 31, 2008, Hill purchased PCI Group, LLC (“PCI”), a firm that provided scheduling, construction claims, project management support, and software sales and support services throughout the western United States. PCI provided the Company’s Construction Claims segment with additional presence in Las Vegas, Phoenix, Sacramento, Seattle and Dallas. The purchase price was $6,400,000 consisting of $4,100,000 in cash plus shares of the Company’s common stock valued at $2,300,000. At closing, $4,100,000 in cash was paid to the sellers and 82,436 shares of the Company’s common stock, representing $1,300,000 based on the closing price of the Company’s common stock on July 28, 2008, were issued to the sellers. The remaining $1,000,000 is contingent consideration and is being withheld for a period of not less than one year as a reserve against indemnification claims. On July 31, 2009, Hill will pay to the sellers the difference, if any, between $1,000,000 and the amount of any unresolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. When all such claims have been resolved, Hill will pay the balance, if any, between the unpaid contingent consideration balance and the amount of all resolved indemnification claims in shares of Hill common stock valued at the closing price of such shares on July 28, 2008. The maximum number of shares issuable for the contingent consideration is 63,412 shares. These shares are not currently outstanding, however, they have been included in the computation of earnings per share for the year ended December 31, 2008. The Company has included the contingent consideration of $1,000,000 in other current liabilities in the consolidated balance sheet at December 31, 2008.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of PCI have been included in the accompanying consolidated financial statements for the period subsequent to the acquisition date. At December 31, 2008, the total purchase price, including the contingent consideration of $1,000,000 and acquisition expenses of $121,000, was $6,521,000. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$(31)
Other current assets	1,080
Fixed assets	84
Acquired intangibles	2,948
Goodwill	4,204

Total assets acquired	8,285
Current liabilities assumed	(251)
Deferred taxes	(1,513)

Net assets acquired	$6,521

The acquired intangibles have a weighted average life of 9.1 years. The intangible assets consist of a client related intangible of $2,528,000 with a 10 year life, a contract intangible of $325,000 with a four year life and a trade name intangible of $95,000 with a life of two years. Goodwill amounting to $4,203,000 has been allocated to the Construction Claims segment and is not deductible for income tax purposes.

Euromost Polska Sp. z o.o

On May 27, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired all of the outstanding capital stock of Euromost Polska Sp. z o.o (“Euromost”), a Warsaw-headquartered firm, provides project management and other construction consulting services throughout Poland. Euromost also has offices in Krakow, Wroclaw and Gdynia. The consideration paid by Hill International S.A. consisted of cash amounting to €10,850,000 ($16,861,000 at the exchange rate at the date of acquisition) and a non-interest bearing note amounting to €500,000 ($772,000) payable on June 17, 2009. The note is subject to reduction to satisfy any of the sellers’ indemnification obligations. The sellers may receive additional consideration of up to €5,350,000 ($8,413,000) under an earn-out arrangement payable at the rate of €2,775,000 ($4,364,000) in 2009 and €2,575,000 ($4,049,000) in 2010 based on the future financial performance of Euromost for the years ending December 31, 2008 and 2009, respectively. Based on Euromost’s 2008 performance, Euromost achieved a 2008 earn-out payout of approximately €1,079,000 ($1,526,000 based on the exchange rate at December 31, 2008) which will be paid to the sellers during the second quarter of 2009.

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Euromost have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. The total purchase price, including acquisition expenses of $712,000, was $18,345,000.

The following table summarizes the allocation of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,754
Other current assets	3,995
Fixed assets	188
Acquired intangibles	9,656
Goodwill	6,753

Total assets acquired	22,346
Current liabilities assumed	(2,166)
Deferred taxes	(1,835)

Net assets acquired	$18,345

The acquired intangibles have a weighted average life of 5.6 years. The intangible assets consist of a client related intangible of $4,981,000 with a 7 year life, a contract intangible of $4,369,000 with a 3.6 year life and a trade name intangible of $347,000 with a life of ten years. Goodwill has been allocated to the Project Management segment and is not deductible for income tax purposes.

Gerens Management Group, S.A.

On February 15, 2008, Hill International S.A., the Company’s wholly-owned subsidiary, acquired 60% of the outstanding capital stock of Gerens Management Group, S.A. (“Gerens”), a Spanish-headquartered firm that provides project management services on major construction projects throughout Spain as well as in Western Europe and Latin America. The consideration paid by Hill International S.A. was €10,800,000 ($15,981,000 at the exchange rate at the date of acquisition) in cash. The remaining minority stockholders of Gerens, who own 40% of the company, consist of Gerens’ Managing Director as well as a group of major Spanish savings banks. Gerens, which has about 250 employees, changed its name to Gerens Hill International, S.A. immediately following the acquisition.

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

The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations and cash flows of Gerens have been included in the accompanying consolidated financial statements for periods subsequent to the acquisition date. The total purchase price, including acquisition expenses of $451,000, was $16,432,000. The following table summarizes the allocation (which is preliminary and subject to change) of the purchase price based on the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,513
Other current assets	11,324
Furniture and equipment	1,110
Investment in affiliates	10,043
Other assets	482
Acquired intangibles	2,885
Goodwill	10,540

Total assets acquired	38,897
Current liabilities assumed	(11,577)
Deferred taxes	(866)
Long term liabilities	(7,440)
Minority interest	(2,582)

Net assets acquired	$16,432

The acquired intangibles have a weighted average life of 7.9 years. The intangible assets consist of a client related intangible of $1,154,000 with a 10 year life, a contract intangible of $1,332,000 with a four year life and a trade name intangible of $400,000 with a fifteen year life. Goodwill has been allocated to the Project Management segment and is not deductible for income tax purposes.

John Shreeves Holdings Ltd.

On January 4, 2008, Hill International (UK) Ltd., a wholly-owned subsidiary of the Company, acquired John Shreeves Holdings Ltd. and its operating subsidiary John Shreeves & Partners Ltd. (collectively “Shreeves”), a London-based firm that provides project management and cost consultancy services on primarily private-sector projects throughout the United Kingdom. The acquired business will continue to operate under the Shreeves brand name until its operations have been consolidated with Hill’s. Total consideration amounted to £1,850,000 ($3,700,000 at the exchange rate on the date of acquisition) consisting of a cash payment of £1,650,000 ($3,300,000) on the date of closing and a cash payment of £200,000 ($400,000) which was paid on July 3, 2008. The Company acquired intangible assets and goodwill amounting to $1,614,000 and $1,802,000, respectively. The acquired intangibles have a weighted average life of 9.1 years. The intangible assets consist of a client related intangible of $1,384,000 with a 10 year life, a contract intangible of $178,000 with a four year life and a trade name intangible of $52,000 with a life of two years. Goodwill has been allocated to the Project Management segment and is not deductible for income tax purposes. The results of operations of Shreeves are not material to the consolidated results of operations of the Company.

The following unaudited pro forma information assumes the above acquisitions had occurred on December 31, 2006. The pro forma information, as presented below, is not necessarily indicative of the results that would have been obtained had the acquisitions occurred on that date, nor is it necessarily indicative of the Company’s future results.

	2008	2007
	(in thousands)
Total revenue	$396,779	$254,938
Net earnings	$17,458	$13,854
Basic earnings per share	$0.43	$0.52
Diluted earnings per share	$0.42	$0.44

The pro forma net earnings reflects adjustments for amortization of intangibles, stock-based compensation expense, interest charges and income taxes.

KJM & Associates, Ltd.

On May 10, 2007, the Company acquired all of the common stock of KJM & Associates, Ltd. (“KJM”). KJM provided project management and project controls services primarily for the transportation and education markets. KJM was headquartered in Bellevue, Washington and provided the Company’s Project Management Group with new and expanded geographic coverage in Washington, Oregon, California, Arizona, Texas and New York.

The Company paid $9,350,000 consisting of $8,350,000 in cash plus 136,593 shares of restricted common stock of the Company (the “Restricted Shares”) initially valued at $1,000,000. The Restricted Shares were valued based on the average closing price of the Company’s common stock for the 10 trading days prior to the closing date. The Restricted Shares will be held in escrow for one year as security for any indemnification obligations of KJM’s selling stockholder. Since the Restricted Shares are subject to forfeiture, they were not be considered outstanding for accounting purposes until the end of the contingency period, at which time the fair value of the shares actually distributed were accounted for as additional purchase consideration. On May 10, 2008, the Company issued 134,360 shares of common stock, then valued at $1,955,000, in satisfaction of the contingent purchase consideration. Substantially all of KJM’s operations were integrated into Hill on September 1, 2007.

The acquisition was accounted for under the purchase method of accounting, effective as of May 1, 2007, and accordingly, the results of operations and cash flows of KJM have been included in the accompanying Consolidated Financial Statements for the period subsequent to the effective date. At December 31, 2008, the total purchase price, including acquisition expenses of $182,000, was $10,507,000. The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$53
Other current assets	3,862
Furniture and equipment	224
Other assets	37
Acquired intangibles	3,345
Goodwill	4,739

Total assets acquired	12,260
Current liabilities assumed	(1,725)
Long term liabilities	(28)

Net assets acquired	$10,507

The acquired intangibles have a weighted average life of 9.1 years. The intangible assets consist of a client related intangible of $2,854,000 with a 10 year life, a contract intangible of $366,000 with a four year life, a trade name intangible of $107,000 with a life of two years and a covenant-not-to-compete of $18,000 with a three year life. Goodwill has been allocated to the Project Management segment and is deductible for income tax purposes. The results of operations of KJM were not material to the Company’s consolidated statement of earnings.

Note 4—Receivables

	December 31, 2008	December 31, 2007
	(in thousands)
Billed	$98,558	$73,835
Retainage, current portion	4,696	3,399
Unbilled	20,869	11,060

	124,123	88,294
Allowance for doubtful accounts	(5,999)	(5,143)

Total	$118,124	$83,151

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $1,699,000 and $3,072,000 of amounts due from various branches of the U.S. government and $10,717,000 and $6,368,000 of receivables from foreign governments at December 31, 2008 and December 31, 2007, respectively.

Note 5—Property and Equipment

	December 31, 2008	December 31, 2007
	(in thousands)
Furniture and equipment	$6,653	$3,619
Leasehold improvements	1,047	786
Computer equipment and software	12,457	8,046
Automobiles	708	110

	20,865	12,561
Less accumulated depreciation and amortization	(9,089)	(6,098)

Property and equipment, net	$11,776	$6,463

The Company capitalized approximately $615,000 and $687,000 of internal-use software acquisition and development costs during the years ended December 31, 2008 and December 31, 2007, respectively.

Depreciation and amortization expense of $3,222,000, $2,397,000 and $1,505,000 was recorded for the fiscal years ended 2008, 2007 and 2006, respectively. Depreciation and amortization expense is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 6—Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Acquired contract rights	$7,628	$3,462	$2,505	$2,274
Client relationships	17,210	2,401	13,853	4,225
Trade names	1,200	409	618	263
Covenant not to compete	18	10	18	4

Total	$26,056	$6,282	$16,994	$6,766

Intangible assets, less accumulated amortization	$19,774		$10,228

Amortization expense related to intangible assets totaled $3,162,000, $1,343,000, and $490,000 for the fiscal years ended December 31, 2008, December 31, 2007 and December 30, 2006, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five fiscal years:

Year ending December 31,	Estimated Amortization Expense
(in thousands)
2009	$3,576
2010	$3,438
2011	$3,334
2012	$2,479
2013	$2,033

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2008 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time. Although the global economy has further deteriorated, we have determined that goodwill has not been impaired subsequent to our third quarter assessment.

The additions to goodwill in 2007 relate to the finalization of the Knowles’ purchase price allocation ($2,378,000), acquisition of the minority interest of a Knowles’ subsidiary ($221,000), and the acquisition of KJM ($2,525,000). The additions to goodwill in 2008 relate to the acquisitions of Shreeves ($1,802,000), Gerens ($10,540,000), Euromost ($6,753,000), PCI ($4,204,000), Chitester ($492,000), payment of contingent consideration for KJM ($1,954,000), a adjustment to the deferred tax asset related to the Knowles acquisition $359,000) and the accrued earn-out payable to Euromost ($1,526,000).

The following table summarizes the changes in the Company’s carrying value of goodwill during 2007 and 2008:

Segment	Balance at December 30, 2006	Additions	Translation Adjustments	Balance at December 31, 2007	Additions	Translation Adjustments	Balance at December 31, 2008
	(in thousands)
Construction Claims	$16,072	$2,467	$264	$18,803	$5,054	$(5,221)	$18,636
Project Management	—	2,784	—	2,784	22,576	(2,706)	22,654

Total	$16,072	$5,251	$264	$21,587	$27,630	$(7,927)	$41,290

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31, 2008	December 31, 2007
	(in thousands)
Accounts payable	$17,067	$16,909
Accrued payroll	18,088	12,920
Accrued subcontractor fees	4,193	6,084
Accrued legal and professional cost	6,552	4,601
Accrued earnout related to Euromost acquisition	1,526	—
Other accrued expenses	2,180	2,614

Total	$49,606	$43,128

Note 9—Notes Payable

Outstanding debt obligations are as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Revolving credit loan payable to Bank of America up to $60,000,000. The weighted average interest rate for all borrowings at December 31, 2008 was 5.00% (For more information see below and Note 18.)	$14,500	$—
Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%	407	1,175
Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $723,000 and $999,000 at December 31, 2008 and December 31, 2007, respectively), with interest at 2.00% plus LIBOR of 2.0% (or 4.00%) and 5.50% (or 7.50%) at December 31, 2008 and December 31, 2007, respectively, collateralized by cross guarantees of all United Kingdom companies. The loan has an expiration date of March 28, 2009. The Company intends to renew this facility prior to the expiration date.	106	735
Revolving credit loan payable to Egnatia Bank up to €1,000,000 (approximately $1,414,000 and $1,473,000 at December 31, 2008 and December 31, 2007), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 8.00% (or 10.50%) at December 31, 2008 and interest rates at 2.50% plus Egnatia Bank’s prime rate of 7.00% (or 9.50%) at December 31, 2007, collateralized by certain assets of the Company. The loan has an expiration date of April 30, 2009. The Company intends to renew this facility prior to the expiration date.	—	191
Note payable in connection with the Euromost acquisition, non-interest bearing, due June 17, 2009	707	—
Other notes payable	261	269

	15,981	2,370
Less current maturities	1,344	1,766

Notes payable, net of current maturities	$14,637	$604

On December 31, 2008, the Company was a party to a loan and security agreement with Bank of America which provides for up to $60,000,000 to be made available on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by substantially all of the Company’s domestic assets, including, without limitation, its accounts receivable, equipment, securities, financial assets and proceeds from the sale of the foregoing, as well as by a pledge of 66.6% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility has a term extending until October 31, 2011. The Credit Facility provided for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 125 to 250 basis points above prime or LIBOR. At December 31, 2008, the applicable margins were 175 basis points above both Bank of America’s prime rate of 3.25% (or 5.00%) and LIBOR rate of 0.44% (or 2.19%). At December 31, 2007 the applicable margins were zero basis points above Bank of America’s prime rate of 7.13% and 150 basis points above LIBOR of 5.50% (or 7.00%). The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At December 31, 2008 the Company had $9,269,000 in outstanding letters of credit which reduced availability under the Credit Facility.

The Company also maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at both December 31, 2008 and December 31, 2007) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2008 was 4.33%, plus 2.00% (or 6.33%) and at December 31, 2007 was 4.90% plus 2.00% (or 6.90%). There were no outstanding borrowings under this facility at both December 31, 2008 and December 31, 2007. This facility expires on December 24, 2009.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,061,000 at December 31, 2008). The interest rate on that facility is the three month EURIBOR rate which at December 31, 2008 was 3.68%, plus 0.75% (or 4.43%). At December 31, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2009.

Note 10—Noncash Investing and Financing Activities

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

On each of April 15, 2008 and April 9, 2007, the Company issued 2,300,000 shares of its common stock in connection with the earn-out provision of the Merger Agreement with Arpeggio.

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

On March 25, 2008, an individual exercised options to purchase 1,000 shares of the Company’s common stock on a cashless basis resulting in the issuance of 391 shares of common stock.

During 2008, the Company issued 82,436 shares of its common stock valued at $1,300,000 and a note payable amounting to $772,000 in connection with acquisitions and 134,360 shares of its common stock valued at $1,955,000 in satisfaction of a contingent consideration obligation.

In connection with the settlement of the Wartsila matter (see Note 17), the Company has eliminated both the liability and the stockholders’ equity reduction amounting to $3,350,000.

	Years Ended
	December 31, 2008	December 31, 2007	December 30, 2006
	(in thousands)
Supplemental disclosures:
Interest paid	$393	$987	$738

Income taxes paid	$6,695	$1,558	$620

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

Summary information for SBH follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Current assets	$27,970	$18,977
Current liabilities	22,436	14,550

Working capital	5,534	4,427
Property and equipment, net	7	19

Members’ equity	$5,541	$4,446

	Years Ended
	December 31, 2008	December 31, 2007	December 30, 2006
	(in thousands)
Revenue	$130,409	$77,226	$18,770

Net income	$9,195	$6,663	$2,972

Summary information of the Company’s ownership interest is as follows:
Equity in earnings of affiliate	$3,065	$2,221	$991

Undistributed earnings included in consolidated retained earnings	$221	$1,479	$768

Distributions from affiliate	$2,844	$1,528	$598

At December 31, 2008 and December 31, 2007, the Company reported receivables totaling $7,654,000 and $3,394,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the years ended December 31, 2008, December 31, 2007 and December 30, 2006 was $32,570,000, $15,136,000 and $3,704,000, respectively.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At December 31, 2008 the Company reported receivables totaling $1,482,000 for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the year ended December 31, 2008 was $2,082,000.

The following table summarizes the equity in earning of affiliates as follows:

	Years Ended
	December 31, 2008	December 31, 2007	December 31, 2006
In thousands:
Stanley Baker Hill	$3,065	$2,221	$991
Hill TMG	593	—	—
Pike Hill	—	—	89

Total	$3,658	$2,221	$1,080

Note 12—Share-Based Compensation

2008 Employee Stock Purchase Plan

On June 10, 2008, the stockholders approved the Employee Stock Purchase Plan covering 2,000,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During 2008, employees purchased 158,887 common shares for an aggregate purchase price of $959,000. The Company recognized compensation expense amounting to $169,000 during 2008.

2007 Restricted Stock Grant Plan

On June 10, 2008, the stockholders approved the 2007 Restricted Stock Grant Plan covering 340,000 shares of the Company’s common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vest annually over a five year period commencing on February 28, 2008. On the date of stockholder approval, the fair value of the awards was $5,494,000 which has been recorded as deferred compensation and is being amortized to expense over the corresponding vesting periods. During 2008, the Company recognized compensation expense amounting to $2,015,000.

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan (the “Plan”) covers 3,000,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five-years and have a seven year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2008, a total of 2,000,500 shares of common stock were reserved for future issuance under the Plan.

The Black-Scholes option valuation model was used to estimate the fair value of the options under SFAS No. 123(R) for 2008, 2007 and 2006. The following table summarizes the fair value of options granted during 2008, 2007 and 2006 and the assumptions used to estimate the fair value (no dividends were assumed):

	December 31, 2008	December 31, 2007	December 30, 2006
Average expected life (years)	4.76	3 - 5	5
Forfeiture range	0% - 15%	0% - 15%	0%
Weighted average forfeiture rate	9.2%	6.1%	0%
Volatility range	35.2% - 40.7%	31.2% - 37.4%	44.1%
Weighted average volatility	36.7%	37.1%	44.1%
Range of risk-free interest rates	2.5% - 2.87%	4.21% - 4.56%	4.81%
Weighted average risk-free interest rate	2.74%	4.47%	4.81%
Weighted average fair value at grant date	$4.30	$3.01	$2.36

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

The summary of the Company’s stock option activity and related information for the years ended December 31, 2008, December 31, 2007 and December 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands, except exercise price and remaining life data)
Outstanding at December 31, 2005	3,418	$1.02
Granted	25	5.22
Exercised	(3,370)	0.99
Expired	—	—
Forfeited	(48)	3.08
Outstanding at December 30, 2006	25	5.22
Granted	905	7.66
Exercised	—
Expired	—
Forfeited	(75)	7.58

Outstanding at December 31, 2007	855	$7.60
Granted	205	12.26
Exercised	(20)	7.66
Expired	—	—
Forfeited	(61)	8.70

Outstanding at December 31, 2008	979	$8.49	5.17	$—

Exercisable at December 31, 2008	217	$8.38	4.56	$—

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2008. At December 31, 2008, the weighted average exercise price exceeded the closing stock price for both outstanding and exercisable options.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 5.22	25,000	2.62	$5.22	25,000	$5.22
6.32	40,000	6.85	6.32	—	—
7.01	25,000	3.61	7.01	25,000	7.01
7.35	10,000	5.35	7.35	2,000	7.35
7.43	40,000	5.71	7.43	8,000	7.43
7.57	19,000	5.36	7.57	3,000	7.57
7.67	618,000	5.16	7.67	119,000	7.67
8.44	50,000	3.16	8.44	10,000	8.44
11.10	20,000	6.08	11.10	—	—
12.82	87,500	6.13	12.82	—	—
16.79	45,000	5.49	16.79	25,000	16.79

	979,500	5.17	$8.49	217,000	$8.38

In the years ended December 31, 2008, December 31, 2007 and December 30, 2006, the Company recorded share-based compensation related to stock options of approximately $546,000, $337,000 and $59,000, respectively, which is included in selling, general and administrative expenses. The Company recorded net tax benefits of approximately $14,000 for the fiscal years 2006, respectively, related to share-based compensation expense.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2008 and December 31, 2007:

	Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average grant date fair value)
Non-vested options at December 30, 2006	—	$—
Granted	905	7.66
Vested	(25)	7.01
Forfeited	(75)	7.58

Non-vested options at December 31, 2007	805	7.69
Granted	205	12.26
Vested	(187)	8.87
Forfeited	(61)	8.70

Non-vested options at December 31, 2008	762	$8.54

At December 31, 2008, total unrecognized compensation cost related to non-vested options was $2,346,000 and will be recognized over the remaining weighted-average service period of 2.2 years.

Note 13—Stockholders’ Equity

Stock Repurchase Program

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. During 2008, the Company purchased 1,164,829 shares at a cost of approximately $5,939,000 or an average of approximately $5.10 per share.

Warrants

Following Arpeggio’s initial public offering, there were 13,600,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on June 28, 2006 (the completion of the Hill and Arpeggio merger) and expiring on June 23, 2008 (four years from the effective date of Arpeggio’s Initial Public Offering). The Warrants were redeemable at a price of $.01 per Warrant upon 30 days notice, only in the event that the closing market price of the common stock was at least $8.50 per share for any 20 trading days within a 30 trading day period, ending on the third day prior to the date on which notice of redemption is given. On October 23, 2007, the Company notified the warrant holders of its intention to redeem the warrants on November 23, 2007. The holders exercised all but 24,399 warrants which were redeemed by the Company. During 2007, the Company received $67,878,000 in connection with the exercise of warrants.

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

Note 14—Transaction with Stockholder

Prior to the merger with Arpeggio in June 2006, from time to time, the Company made cash advances to Irvin E. Richter, its principal stockholder. These advances were non-interest bearing, had no set repayment term and were classified in Stockholders’ Equity in the Consolidated Balance Sheets. The entire amount due from the Company’s principal stockholder of $1,008,000 was repaid to the Company on April 21, 2006. The Company now has a policy that prohibits advances or loans to executive officers.

Note 15—Selling, General and Administrative Expenses

Also included in selling, general and administrative expenses in the consolidated statements of earnings is bad debt expense of $3,361,000, $2,271,000 and $886,000 for the fiscal years ended 2008, 2007, and 2006, respectively.

Note 16—Income Taxes

The effective tax rates for the years ended December 31, 2008, December 31, 2007 and December 30, 2006 were 17%, 16% and 23% respectively. The Company’s effective tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.

Income before provision for income taxes is allocated as follows:

	Years Ended
	December 31, 2008	December 31, 2007	December 30, 2006
	(in thousands)
Income before (benefit) provision for income taxes from U.S. operations	$(1,887)	$3,325	$1,622
Income before provision for income taxes from foreign operations	23,192	13,607	9,492

	$21,305	$16,932	$11,114

Provision for (benefit from) income taxes consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2008:
U.S. Federal	$(445)	$(840)	$(1,285)
State and local	727	(321)	406
Foreign jurisdiction	4,430	103	4,533

	$4,712	$(1,058)	$3,654

Year ended December 31, 2007:
U.S. Federal	$105	$1,072	$1,177
State and local	97	246	343
Foreign jurisdiction	1,355	(87)	1,268

	$1,557	$1,231	$2,788

Year ended December 30, 2006:
U.S. Federal	$2,425	$(1,205)	$1,220
State and local	734	(380)	354
Foreign jurisdiction	960	—	960

	$4,119	$(1,585)	$2,534

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation:

	Years Ended
	December 31, 2008	December 31, 2007	December 30, 2006
	(in thousands)
Statutory federal income tax	$7,244	$5,757	$3,778
Increase (reduction) in income taxes resulting from:
Foreign tax benefit for income taxed at lower rates	(5,349)	(3,328)	(1,466)
Change in the valuation allowance	1,996	725
Net FIN 48 liability reductions	(2,348)	(648)
Benefit for net operating losses not previously recorded	—	(250)	—
State and local income taxes, net of federal income tax benefit	282	226	115
Permanent differences-other	47	207	107
Modification of the cash to accrual method	1,638	—	—
Permanent differences-stock options	144	99	—

Total	$3,654	$2,788	$2,534

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$571	$495
Amortization of intangibles	1,042	524
Compensated absences	1,271	843
Foreign income taxes on currency translations	424	—
Net operating loss carryforward—foreign operations	3,211	2,384
Share based compensation	742	—
Legal accrual	291	—
Incentive compensation	526	—
Other	156	—

Total gross deferred tax assets	8,234	4,246
Less: valuation allowance	(3,113)	(1,117)

Net total deferred tax assets	5,121	3,129

Non current deferred tax liabilities
Intangible assets of acquired subsidiaries	(6,276)	(2,123)
Foreign currency translation adjustments	—	(805)
Investment in affiliates	(221)	(561)
Property and equipment, principally due to difference in depreciation	(1,178)	(450)
Prepaid expenses	(362)	(317)
Change in tax method	(1,085)	(255)

Total gross deferred tax liabilities	(9,122)	(4,511)

Net deferred tax liabilities	$(4,001)	$(1,382)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$568	$495
Non-current deferred tax liabilities	(4,569)	(1,877)

	$(4,001)	$(1,382)

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

At December 31, 2008 and 2007, there were approximately $11,124,000 and $4,237,000 of gross foreign net operating loss carryforwards, respectively. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $3,113,000 and $1,117,000 was recorded at December 31, 2008 and 2007, respectively, in relation to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions.

The Company has made no provision for U.S. taxes on $25,800,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

At December 31, 2008 the Company reduced current income tax payable and increased additional paid in capital by $985,000 to reflect interest expense on the earn out shares awarded to the shareholders. Also goodwill was increased by $359,000 and deferred tax assets decreased to reflect an adjustment in purchase accounting with respect to net operating losses recorded on the Knowles acquisition in 2006.

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

The following table indicates the changes to the Company’s uncertain tax positions for the year ended December 31, 2008 including interest and penalties:

Balance at December 31, 2007	$5,743
Reductions in 2008 for tax positions taken in prior years	(2,506)
Increase in position for 2008	278
Payment to taxing authorities in 2008	(120)

Balance at December 31, 2008	$3,395

Of the balance noted above, $1,471,000 is included in “Income taxes payable” and $1,924,000 is included in “Other liabilities” in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2005.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At December 31, 2008, the Company had accrued $1,866,000 for potential interest and penalties.

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

Note 17—Commitments and Contingencies

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

On September 22, 1999, Wartsila NSD North America, Inc. filed a complaint against the Company in the United States District Court for the District of New Jersey. Wartsila alleged negligence, breach of contract and fraud against the Company in connection with plaintiff’s hiring of a former Company employee and sought damages in excess of $7,300,000. A jury verdict was rendered on March 6, 2006. The jury found that the Company was negligent and breached the contract with plaintiff but that the Company did not commit fraud. The jury awarded damages of approximately $2,000,000 plus interest. The Company filed a Motion to Mold the Verdict and to Enter Judgment consistent with the parties’ contract which contains a limitation of liability clause which limits the Company’s liability, absent fraud, to direct damages. On September 28, 2006 the Court denied the Company’s motion and the Company subsequently filed a Notice of Appeal on July 26, 2006 with the Third Circuit Court of Appeals. On June 20, 2008 the Third Circuit Court of Appeals vacated the damages award and remanded the case for a retrial on damages only and further ordered that damages are limited to the amount Wartsila paid the Company for the services of the former Company employee, an immaterial amount. On March 3, 2009, as a result of Hill filing a motion for summary judgment on the retrial, Wartsila voluntarily dismissed all of its claims against the Company. No monies were paid by Hill in connection with this dismissal of the matter. In connection with the Arpeggio and Hill merger described in Note 1, stockholders of Old Hill had escrowed a total of 451,665 shares of the Company’s stock to satisfy indemnification claims by the Company arising out of this matter. Liability in this matter was to be satisfied from such escrowed shares under the terms of an escrow agreement. Prior to the Court’s decision, the Company reflected an accrued liability in the amount of $3,350,000 and reflected the shares held in escrow as a $3,350,000 reduction of stockholders’ equity. As a result of the Court’s decision, the Company has eliminated both the liability and the stockholders’ equity reduction.

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. Due to uncertainty surrounding the collection, the Company has fully reserved in the fourth quarter of 2009 all amounts due from Bachmann.

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

The maximum potential future payment under these arrangements at December 31, 2008 was $31,453,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at December 31, 2008 and 2007 were $4,546,000 and $5,057,000, respectively.

Note 18—Operating Leases

The Company has numerous operating leases which have various expiration dates through June 2018. Rent expense was approximately $9,774,000, $6,511,000 and $3,955,000 for the fiscal years ended December 31, 2008 and 2007 and December 30, 2006, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2008, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2009	$7,774
2010	6,433
2011	4,987
2012	4,411
2013	2,682
Thereafter	2,139

Total	$28,426

Note 19—Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for qualified employees. The terms of the Plan define qualified employees as those over 21 years of age. Through 2007, the Company matched 50% of the employee contributions up to 4% of employee compensation; commencing in 2008, the Company matched 50% of the employee contributions up to 6% of employee compensation. For the years ended December 31, 2008 and 2007 and December 30, 2006, the Company recognized expense amounting to $1,398,000, $710,000, and $547,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 20—Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and secondarily by their geography (Americas, Europe, the Middle East, North Africa and Asia/Pacific).

The Project Management business segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, staff augmentation, management consulting, and estimating and cost management services.

The Construction Claims business segment provides such services as claims consulting, litigation support, expert witness testimony, cost and damages assessment, delay and disruption analysis, lender advisory and adjudication services to clients worldwide.

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments for the fiscal years 2008, 2007 and 2006 (in thousands):

Consulting Fee Revenue:

	2008		2007		2006
	$	%	$	%	$	%
Project Management	$247,326	74.1%	$134,968	66.4%	$96,678	74.4%
Construction Claims	86,556	25.9%	68,150	33.6%	33,309	25.6%

Total	$333,882	100.0%	$203,118	100.0%	$129,987	100.0%

Total Revenue:

	2008		2007		2006
	$	%	$	%	$	%
Project Management	$289,933	76.2%	$208,563	71.8%	$160,223	81.1%
Construction Claims	90,549	23.8%	81,760	28.2%	37,249	18.9%

Total	$380,482	100.0%	$290,323	100.0%	$197,472	100.0%

Operating Profit:

	2008	2007	2006
Project Management before equity in earnings of affiliates	$34,419	$22,466	$17,204
Equity in earnings of affiliates	3,658	2,221	1,080

	38,077	24,687	18,284
Construction Claims	9,480	8,236	2,854
Corporate	(25,359)	(15,311)	(9,765)

Total	$22,198	$17,612	$11,373

Depreciation and Amortization Expense:

	2008	2007	2006
Project Management	$3,626	$994	$660
Construction Claims	2,060	2,427	1,105

Subtotal segments	5,686	3,421	1,765
Corporate	699	319	230

Total	$6,385	$3,740	$1,995

Consulting Fee Revenue by Geographic Region

	2008		2007		2006
	$	%	$	%	$	%
	(in thousands)
Americas	$79,199	23.7%	$70,264	34.6%	$51,772	39.8%
Europe	110,416	33.1%	48,257	23.7%	23,107	17.8%
Middle East	116,254	34.8%	76,144	37.5%	52,838	40.6%
North Africa	20,693	6.2%	1,787	0.9%	—	—
Asia / Pacific	7,320	2.2%	6,666	3.3%	2,270	1.8%

Total	$333,882	100.0%	$203,118	100.0%	$129,987	100.0%

Total Revenue by Geographic Region:

	2008		2007		2006
			(Revised)		(Revised)
	$	%	$	%	$	%
Americas	$118,434	31.1%	$127,424	43.9%	$96,762	49.0%
Europe	114,953	30.2%	67,529	23.3%	35,333	17.9%
Middle East	118,072	31.0%	85,894	29.6%	62,972	31.9%
North Africa	21,592	5.7%	1,896	0.7%	—	—
Asia / Pacific	7,431	2.0%	7,580	2.6%	2,405	1.2%

Total	$380,482	100.0%	$290,323	100.0%	$197,472	100.0%

Consulting Fee Revenue By Client Type:

	2008		2007		2006
	$	%	$	%	$	%
U.S. federal government	$43,874	13.1%	$30,696	15.1%	14,159	10.9%
U.S. state, local and regional government	34,446	10.3%	31,025	15.3%	24,446	18.8%
Foreign government	33,459	10.0%	26,494	13.0%	18,041	13.9%
Private sector	222,103	66.5%	114,903	56.6%	73,341	56.4%

Total	$333,882	100.0%	$203,118	100.0%	129,987	100.0%

Total Revenue By Client Type:

	2008		2007		2006
	$	%	$	%	$	%
U.S. federal government	$45,658	12.0%	$33,928	11.7%	$16,455	8.3%
U.S. state, local and regional government	61,042	16.0%	84,859	29.2%	62,253	31.5%
Foreign government	35,500	9.3%	38,064	13.1%	29,403	14.9%
Private sector	238,282	62.6%	133,472	46.0%	89,361	45.3%

Total	$380,482	100.0%	$290,323	100.0%	$197,472	100.0%

Total Assets by Geographic Region:

	December 31, 2008	December 31, 2007
Americas	$138,189	$111,665
Europe	68,603	59,769
Middle East	41,798	32,681
North Africa	1,876	324
Asia / Pacific	3,575	2,760

Total	$254,041	$207,199

Property, Plant and Equipment, Net by Geographic Location:

	December 31, 2008	December 31, 2007
Americas	$6,437	$3,709
Europe	3,046	1,505
Middle East	1,748	1,032
North Africa	278	18
Asia / Pacific	267	199

Total	$11,776	$6,463

Note 21—Subsequent Events

On February 27, 2009, the Company sold its indirect 65% interest in 1226545 Ontario Ltd. (“1226545 Ontario”) to such company for a purchase price of C$700,000 (or $551,000 as of the date of the transaction) in cash. 1226545 Ontario, a Canadian holding company whose sole asset is 100% of the stock of Baker, Bertrand, Chassé & Goguen Claim Services Ltd. (“BBCG”), was acquired by the Company as part of the acquisition of Knowles in 2006. BBCG, which provides surety and insurance claims adjusting services in Canada, did not fit within the overall strategic plan of the Company. The results of operations or the proceeds of the sale are not material to the consolidated results of operations of the Company.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompany consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). Hill International, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hill International, Inc and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for each of the three years in the period ended December 31, 2008. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey

March 16, 2009

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Year Ended December 31, 2008
Consulting fee revenue	$69,638	$81,790	$87,274	$95,180	$333,882
Total Revenue	80,893	96,880	98,100	104,609	380,482
Gross profit	32,384	36,708	38,292	43,770	151,154
Operating profit	5,519	5,660	7,246	3,773	22,198
Net earnings	6,831	3,760	5,207	1,853	17,651
Basic earnings per common share	0.17	0.09	0.13	0.05	0.43
Diluted earnings per common share	0.17	0.09	0.13	0.05	0.43

Year Ended December 31, 2007
Consulting fee revenue	$44,562	$48,424	$51,464	$58,668	$203,118
Total Revenue	62,924	68,951	72,177	86,271	290,323
Gross profit	20,995	22,472	24,597	28,230	96,294
Operating profit	3,477	4,005	5,137	4,993	17,612
Net earnings	2,460	2,807	3,800	5,077	14,144
Basic earnings per common share	0.10	0.11	0.15	0.16	0.53
Diluted earnings per common share	0.08	0.10	0.13	0.14	0.45

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

(b) Management’s Report on Internal Control over Financial Reporting

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s internal control over financial reporting has been audited by Amper, Politziner &Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information in our 2009 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2009 Proxy Statement is incorporated by reference in this section.

We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on our website at www.hillintl.com, or may be obtained free of charge by making a written request addressed to our Legal Department. We will disclose on our website amendments to, and, if any are granted, waivers of, our code of ethics for our principal executive officer, principal financial officer, principal accounting officer or controller.

Item 11.	Executive Compensation

The information appearing in our 2009 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee,” and “Executive Compensation” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2009 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan and our Employee Stock Purchase Plan. See Note 12 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders (a)	979,500	$8.50	3,838,613	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	979,500	$8.50	3,838,613

(1)	Includes 2,000,500 shares which remained available for future issuance under our 2006 Employee Stock Option Plan and 1,838,113 shares which remained available for future issuance under our 2008 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2009 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.	Principal Accounting Fees and Services

The information appearing in our 2009 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2008 and December 31, 2007, the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for each of the years ended December 31, 2008, December 31, 2007 and December 30, 2006, the footnotes thereto, and the report of Amper, Politziner & Mattia, LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, December 31, 2007 and December 30, 2006.

(b)	Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (2)

3.2	Amended and Restated By-laws of Hill International, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Unit Purchase Option granted to Early BirdCapital, Inc. (4)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.2*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended April 21, 2008). (5)

10.3	Form of Escrow Agreement. (6)

10.4*	Form of Irvin E. Richter Employment Agreement. (7)

10.5*	Form of David L. Richter Employment Agreement. (8)

10.6*	Form of Stuart S. Richter Employment Agreement. (9)

10.7	Limited Liability Company Agreement of Stanley Baker Hill, LLC. (10)

10.8	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC. (10)

10.9	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC. (10)

10.10	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction. (10)

10.11	Amended and Restated Loan and Security Agreement dated as of October 31, 2008 by and between Hill International, Inc., PCI Group LLC and Bank of America, N.A., as successor by merger with LaSalle Bank N.A. (11)

14	Code of Ethics. (12)

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-155332), filed on November 13, 2008 and incorporated herein by reference.

(6)	Included as Annex F of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(7)	Included as Annex G of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(8)	Included as Annex H of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(9)	Included as Annex I of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(10)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(11)	Included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on November 6, 2008 and incorporated herein by reference.

(12)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/S/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer
Date: March 16, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/S/ IRVIN E. RICHTER	By:	/S/ WILLIAM J. DOYLE
	Irvin E. Richter Chairman, Chief Executive Officer and Director		William J. Doyle Director

	Date: March 16, 2009		Date: March 16, 2009

By:	/S/ DAVID L. RICHTER	By:	/S/ BRIAN W. CLYMER
	David L. Richter President, Chief Operating Officer and Director		Brian W. Clymer Director

	Date: March 16, 2009		Date: March 16, 2009

By:	/S/ JOHN FANELLI III	By:	/S/ ALAN S. FELLHEIMER
	John Fanelli III Senior Vice President and Chief Financial Officer		Alan S. Fellheimer Director
	Date: March 16, 2009		Date: March 16, 2009
By:	/S/ ARNAUD AJDLER	By:	/S/ ERIC S. ROSENFELD
	Arnaud Ajdler Director		Eric S. Rosenfeld Director

	Date: March 16, 2009		Date: March 16, 2009

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other – Allowance Acquired in Acquisitions	Uncollectible Receivables Written Off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2008	$5,143	$3,361	$1,949	$(4,454)	$5,999

Fiscal year ended December 31, 2007	$3,373	$2,271	$135	$(636)	$5,143

Fiscal year ended December 30, 2006	$845	$886	$2,302	$(660)	$3,373