Form 10-K/A
period 2008-12-31
Hill International, Inc.
filed 2009-04-30
CIK 1287808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 29, 2009, there were 39,964,078 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference—None

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “2008 10-K”), to include information previously omitted from the 2008 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company has determined to include such Part III information by amendment of the 2008 10-K rather than by incorporation by reference to the proxy statement. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report is hereby deleted.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2008 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 16, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on
Form 10-K/A.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers” in Part I, Item I of the 2008 10-K is incorporated by reference in this section.

The Board of Directors (the “Board”) is divided into three classes. One class is elected each year for a term of three years.

Two Directors will be elected at the Company’s 2009 Annual Meeting to serve for a three-year term expiring at our Annual Meeting in 2012.

Nominees for Director—Term Expiring in 2012

BRIAN W. CLYMER has been a Director of Hill since June 28, 2006. Mr. Clymer is Senior Vice President of External Affairs for Prudential Financial, Inc. where he has worked since July 1997. Prior to Prudential, he served as New Jersey State Treasurer under Governor Christine Todd Whitman from 1994 to 1997. Prior to that, Mr. Clymer was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of its parent company, Gannett Fleming, Inc., an engineering design firm, from 1993 to 1994. From 1989 to 1993, he served under President George H.W. Bush as Administrator of the U.S. Department of Transportation’s Federal Transit Administration. Mr. Clymer has served on numerous Boards of Directors, including the New Jersey Sports and Exposition Authority, the New Jersey Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the Southeastern Pennsylvania Transportation Authority, the American Public Transportation Association, and Motor Coach Industries International, Inc., then a New York Stock Exchange-listed designer and manufacturer of buses and coaches. He currently serves on the Board of Directors of the New Jersey Alliance for Action, the Prudential Financial, Inc. Political Action Committee, the Independent College Fund of New Jersey and Longport, Inc., an OTCBB-listed medical technology company. Mr. Clymer earned his B.S. in business and economics from Lehigh University. He is a Certified Public Accountant in the Commonwealth of Pennsylvania. Age: 61.

CAMILLE S. ANDREWS is a new director nominee. Since 1998, Ms. Andrews has been an Associate Dean, and since 1996 she has been a member of the faculty, of Rutgers University School of Law at Camden. Since 2007, Ms. Andrews has also served as a Managing Director of and Counsel to Context Capital Partners, a private equity firm. Between 1986 and 1996, Ms. Andrews was a Partner with the law firm of Dilworth Paxson LLP, and between 2006 and 2008, she was Of Counsel to that firm. Ms. Andrews earned a B.A. magna cum laude in rhetoric and communication from the University of Pittsburgh and a J.D. with honors from Rutgers University School of Law at Camden. She is a member of several charitable boards, including the Walnut Street Theatre, ACYO Foundation and New Jersey Child Cares. Ms. Andrews is admitted to practice law in New Jersey and Pennsylvania. Age: 49

Continuing Directors—Term Expiring in 2010

IRVIN E. RICHTER was Chairman of the Board of Directors of our predecessor company, Hill International, Inc., which is sometimes referred to hereinafter as “Old Hill,” from 1985 until June 28, 2006, and he was its Chief Executive Officer and a member of its Board of Directors since he founded Old Hill in 1976. On June 28, 2006, he was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company. In 2002, he was selected as a Fellow by the Construction Management Association of America (“CMAA”) for his contributions to the construction management industry. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden and received Distinguished Alumnus Awards from both universities. Age: 64.

ERIC S. ROSENFELD was the Chairman of the Board, Chief Executive Officer and President of Arpeggio Acquisition Corporation, a blank check company, from its inception until June 28, 2006. On June 28, 2006, after the merger of Arpeggio and Old Hill, he resigned those offices but remained a member of the Board of Directors of the Company. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc for fourteen years. He was Chairman of the Board of Spar Aerospace Limited from 1999 through 2001. Mr. Rosenfeld is Chairman of the Board and Chairman of the strategic planning committee of CPI Aerostructures Inc., an American Stock Exchange listed company engaged in the contract production of structural aircraft parts principally for the United States Air Force and other branches of the U.S. armed forces. He is Chairman of the Board of Computer Horizons Corp., an IT Services Company. He is also a director of Primoris Services Corporation, a NASDAQ listed specialty construction firm that went public by merging with Rhapsody Acquisition Corporation. Rhapsody was a blank check company of which Mr. Rosenfeld was Chairman, President and CEO. He is also a Director of Matrikon Inc, a Toronto Stock Exchange listed company that is a provider of industrial intelligence solutions and a Director of DALSA Corp., a Toronto Stock Exchange listed digital imaging and semiconductor firm. He is also a Director of Cott Corporation, a NYSE and Toronto Stock Exchange listed beverage company. Mr. Rosenfeld was a Director of Emergis Inc., a Toronto Stock Exchange listed electronic commerce company until its recent acquisition by Telus. He was a Director of Sierra Systems Group Inc., a Toronto Stock Exchange listed information technology, management consulting and systems integration firm until it was acquired in early 2007. He served as a Director of the Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ listed enterprise software company until it was sold in 2006. Mr. Rosenfeld served as a Director and head of the special committee of Pivotal Corporation, a Vancouver based customer relations management software company. Until its sale in 2004 to Kronos Incorporated, he was also a Director of AD OPT Technologies, Inc., a company based in Montreal that provides advanced workforce planning, scheduling and management solutions. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and he is a faculty member at the Directors College. He has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization, the Canadian Corporate Counsel Association Conference and the Canadian Foundation for Investor Education. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an MBA from Harvard University and an AB degree in economics from Brown University. Age: 51.

WILLIAM J. DOYLE has been a Director of Hill since June 28, 2006. Mr. Doyle has been retired from full-time employment since June 1999. From 1993 to 1999, he was Chairman and Chief Executive Officer of Paolin & Sweeney, Inc., an advertising and public relations firm. Before that, he was Vice Chairman of the Board of Directors of Old Hill from 1985 to 1992. Mr. Doyle has served as Chairman of the Delaware River Port Authority, as Chairman of the Philadelphia Area Transportation Corp., as Chairman of the Executive Committee of the Tri-State Regional Port Development Corp., and as President of the Philadelphia Chapter of the Young Presidents’ Organization. He served on the Board of Directors of STV Group, Inc., then a Nasdaq-listed engineering, architecture and construction management firm, from 1993 to 2001. He has also served on the Board of Directors of the American Cinematheque, the Philadelphia College of Performing Arts, the American Public Transportation Association, and the CMAA. Age: 78.

Continuing Directors—Term Expiring in 2011

DAVID L. RICHTER was President and Chief Operating Officer of Old Hill from April 2004 until June 28, 2006, and he was a member of its Board of Directors from February 1998 until June 28, 2006. On June 28, 2006, he was appointed President and Chief Operating Officer of the Company and a member of our Board of Directors. He was President of Old Hill’s Project Management Group from April 2001 to March 2004. Before that, Mr. Richter was Old Hill’s Senior Vice President, General Counsel and Secretary from August 1999 to March 2001 and Vice President, General Counsel and Secretary from April 1995 to August 1999. Prior to joining Old Hill, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a member of the Young Presidents’ Organization, a member of the Board of Trustees of the Southern New Jersey Development Council and he was a member of the Board of Directors of the CMAA from 2001 to 2007. He earned a B.S. in management, a B.S.E. in civil engineering and a J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter. Age: 42.

ALAN S. FELLHEIMER has been a Director of Hill since June 28, 2006. He has been Chairman of the Philadelphia law firm of Fellheimer & Eichen LLP since January 1998. He was Chairman of the Board of the Pennsylvania Business Bank since he founded the state-

chartered commercial bank in September 1998 until the bank was sold in November 2008. He also served as the bank’s President and Chief Executive Officer from 1998 until 2006. From 1991 to 1998, Mr. Fellheimer was a Partner in the Philadelphia law firm of Fellheimer Eichen Braverman & Kaskey. During 1991, he was a Partner with the Philadelphia law firm of Spector Gadon & Rosen, P.C. From 1985 to 1990, Mr. Fellheimer was Chairman and Chief Executive Officer of Equimark Corp., then a New York Stock Exchange-listed bank holding company. He currently serves as a member of the Board of Trustees of Gratz College, a member of the Board of Trustees of the Pennsylvania Ballet, a member of the President’s Advisory Board of Temple University and a member of the Dean’s Advisory Board of the School of Social Policy & Practice of the University of Pennsylvania. Mr. Fellheimer is a Trustee of the Law Foundation of Temple University and a Trustee of the Grand Lodge of Pennsylvania, AYF&AM. Mr. Fellheimer earned his A.B. in liberal arts and his J.D. summa cum laude from Temple University. He is a member of the New Jersey, New York and Pennsylvania bars. Age: 66.

CORPORATE GOVERNANCE

Pursuant to the Delaware General Corporation Law and the Company’s By-laws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors. Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have seven members on our Board.

During fiscal 2008 the Board held 13 meetings and the committees held a total of 12 meetings. Each incumbent Director attended more than 75% of the total number of meetings of the Board of Directors and the Board committees of which he was a member during the period he served as a Director in fiscal 2008. Although, we do not have a policy requiring all Directors to attend annual meetings of stockholders, we expect all Directors to attend, absent extenuating circumstances.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by the Board of Directors, which include guidelines for determining director independence, are published on the Company’s website at www.hillintl.com, in the “Investor Relations” section, and available in print to any stockholder upon request. That section of the website makes available all of the Company’s corporate governance materials, including board committee charters. Those materials are also available in print to any stockholder upon request.

Code of Ethics

All directors, officers and employees of the Company must act ethically at all times and in accordance with the policies comprising Hill’s Code of Ethics which is available on our website at www.hillintl.com, in the “Investor Relations” section, and available in print to any stockholder upon request. Any waiver or any implicit waiver from a provision of the Code of Ethics by Hill’s chief executive officer, chief financial officer, chief accounting officer or controller, or any amendment to the Code of Ethics must be approved by the Board and must be disclosed in the Company’s Annual Report on Form 10-K or in a Current Report on Form 8-K filed with the SEC. Hill’s Audit Committee is responsible for applying the Code of Ethics to specific situations in which questions are presented to it and has the authority to interpret the Code of Ethics in any particular situation. If, after investigating any potential breach of the Code of Ethics reported to it, the Audit Committee determines (by majority decision) that a breach has occurred, it will inform the Board of Directors. Upon being notified that a breach has occurred, the Board (by majority decision) will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee and/or the Company’s General Counsel, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

Communicating Concerns to Directors

The Company encourages all interested persons to communicate any concern that an officer, employee, director or representative of Hill has engaged in illegal or dishonest fraudulent activity, or has violated Hill’s Code of Ethics. Such persons may report their concerns to the Board in one of the following ways: by mail sent to William H. Dengler, Jr., Corporate Secretary, at the Company’s principal executive office: 303 Lippincott Centre, Marlton, NJ 08053; by telephone at (866) 352-2792; or by email addressed to hint@openboard.info. All such communications will be referred to Mr. Dengler who will circulate them to the members of the Board, or in the case of potential violations of the Code of Ethics, to the Chairman of the Audit Committee. If the communication is directed to a particular Director, Mr. Dengler will forward the communication to that Director. The Board does not screen stockholder communications.

Compensation Committee Interlocks and Insider Participation

Eric S. Rosenfeld, who is a member of our Compensation Committee, served as the Chairman, President and Chief Executive Officer of the Company from its inception until its merger with Old Hill on June 28, 2006. Mr. Rosenfeld did not receive any salary or Director’s fees for his service to the Company in those capacities. William J. Doyle, who is also a member of our Compensation Committee, was an officer of Old Hill from 1979 until 1992.

Committees Of The Board Of Directors

During fiscal 2008, the Board of Directors had standing Audit, Compensation and Governance and Nominating Committees. The charter of each committee is available on our website at www.hillintl.com, in the “Investor Relations” section.

Audit Committee. During fiscal year 2008, the Audit Committee consisted of Brian W. Clymer (Chairman), William J. Doyle and Alan S. Fellheimer. Members of the Committee are non-management directors who, in the opinion of the Board, satisfy the independence criteria established by the Board and the standards of the SEC. The Company has determined that Brian W. Clymer qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. For additional information regarding the experience and background of Mr. Clymer, see “Item 1—Election of Directors” above.

The Audit Committee assists the Board in fulfilling its oversight responsibilities by reviewing the financial reports and other financial information provided by Hill to its stockholders, the Securities and Exchange Commission and others, monitoring the Company’s financial reporting processes and internal control systems, and retaining Hill’s independent auditors and overseeing their audit activities. The Audit Committee reviews the independent auditors’ qualifications and independence, as well as the Company’s compliance with its ethics policies and with applicable legal and regulatory requirements. The Audit Committee also reviews and approves any transactions between Hill and any related parties. During fiscal 2008, the Audit Committee met six times. The report of the Audit Committee is included in this proxy statement.

Compensation Committee. During fiscal 2008, the Compensation Committee consisted of Alan S. Fellheimer (Chairman), Brian W. Clymer, William J. Doyle and Eric S. Rosenfeld. The Compensation Committee oversees Hill’s executive compensation programs. The Compensation Committee reviews and recommends to the Board for approval the compensation arrangements for all of the Company’s executive officers. During fiscal 2008, the Compensation Committee met five times. The processes of the Compensation Committee are described below in the “Compensation Discussion and Analysis” section of this proxy statement, under the subsection “—Role of the Compensation Committee and Management.”

Governance and Nominating Committee. During fiscal 2008, the Governance and Nominating Committee consisted of William J. Doyle (Chairman), Arnaud Ajdler and Alan S. Fellheimer. The Governance and Nominating Committee oversees matters relating to the evaluation and recommendation to the Board of the persons to be nominated for election as directors at any meeting of stockholders, and the persons to be appointed by the Board to fill any vacancy on the Board.

The Governance and Nominating Committee carefully considers all director candidates recommended by our stockholders, and the Governance and Nominating Committee does not and will not evaluate such candidate recommendations any differently from the way it evaluates other candidates. In its evaluation of each proposed candidate, the Governance and Nominating Committee considers many factors including, without limitation, the individual’s experience, character, integrity, demonstrations of judgment and ability, and financial and other special expertise. Any stockholder who wishes to recommend an individual as a nominee for election to the Board should submit such recommendation in writing by mail to Hill International, Inc., 303 Lippincott Centre, Marlton, NJ 08053, Attn: Chairman of Governance and Nominating Committee, together with information regarding the experience, education and general background of the individual and a statement as to why the stockholder believes such individual to be an appropriate candidate for the Board of Directors of Hill. Such recommendation should be provided to Hill no later than 80 days prior to the anniversary of the date of the notice accompanying these proxy materials. During fiscal 2008, the Governance and Nominating Committee held one meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to Hill and on written representations made by such persons, all of the Company’s Directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to 2008 except that, due to an administrative oversight, required Form 4 reports were not filed on a timely basis on behalf of the following persons: Irvin E Richter (4 reports), David L. Richter (2 reports), William J. Doyle (1 report), Raouf S. Ghali (3 reports), Frederic Z. Samelian (2 reports), William H. Dengler, Jr. (1 report), Catherine H. Emma (1 report) and Ronald F. Emma (2 reports).

Item 11.	Executive Compensation

Summary Compensation Table

The following table contains summary information concerning the annual compensation for Hill’s Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Irvin E. Richter Chairman and Chief Executive Officer	2008 2007 2006	1,000,000 900,000 850,000	600,000 — —	— — —	— — —	289,504 186,551 212,358	1,889,504 1,086,551 1,062,358

John Fanelli III Senior VP and Chief Financial Officer(1)	2008 2007 2006	300,000 260,000 80,103	— — —	— — —	30,741 25,618 —	12,688 7,398 —	343,429 293,016 80,103

David L. Richter President and Chief Operating Officer	2008 2007 2006	550,000 500,000 450,000	500,000 400,000 —	300,667 — —	21,675 23,465 —	63,806 61,059 88,646	1,436,148 984,524 538,646

Raouf S. Ghali President, Project Management Group (International)	2008 2007 2006	575,000 427,583 350,000	100,000 50,000 —	150,333 — —	15,370 12,809 —	27,722 23,772 11,131	868,425 514,164 361,131

Frederic Z. Samelian President, Construction Claims Group	2008 2007 2006	450,000 400,000 330,000	50,000 50,000 —	150,333 — —	15,370 12,809 —	29,472 23,016 10,746	695,175 485,825 340,746

(1)	Mr. Fanelli was appointed Senior Vice President and Chief Financial Officer on September 6, 2006.

All Other Compensation

Hill provides its named executives with additional benefits, reflected in the table below for 2008, that Hill believes are reasonable, competitive and consistent with the Company’s overall executive compensation program.

	Non-accountable Expense Allowance ($)	Life Insurance ($)	Vehicle ($)	Country Club ($)	Unused Vacation ($)	Medical and Disability ($)	401(k) Match ($)	Total Other Compensation ($)
Irvin E. Richter	150,000	52,107	33,239	15,272	19,231	12,755	6,900	289,504
John Fanelli III	—	960	—	—	2,308	2,520	6,900	12,688
David L. Richter	—	960	30,554	—	10,577	14,815	6,900	63,806
Raouf S. Ghali	—	960	—	—	8,654	11,208	6,900	27,722
Frederic Z. Samelian	—	960	—	—	11,058	10,554	6,900	29,472

Grants of Plan-Based Awards

The following table presents the awards of restricted stock made to the named executive officers in 2008.

Name	Grant Date	All other stock awards: number of shares of stock or units (1)	All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards (2)
Irvin E. Richter	—	—	—	$—	$—
John Fanelli III	—	—	—	—	—
David L. Richter	6/10/2008	50,000	—	—	820,000
Raouf S. Ghali	6/10/2008	25,000	—	—	410,000
Frederic Z. Samelian	6/10/2008	25,000	—	—	410,000

(1)	On June 10, 2008, the stockholders approved the 2007 Restricted Stock Grant Plan. This column reflects the number of shares granted to the named executive officers under that plan. The shares vest as follows: 20% immediately and 20% on each of February 28, 2009, 2010, 2011 and 2012.
(2)	This column reflects the grant date fair value based on the closing price of Hill’s common stock on June 10, 2008.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)(1)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Irvin E. Richter	—	—	$—	—	—	$—
John Fanelli III	20,000	30,000	7.67	2/27/2014	—	—
David L. Richter	20,000	30,000	8.44	2/27/2012	40,000	281,600
Raouf S. Ghali	10,000	15,000	7.67	2/27/2014	20,000	140,800
Frederic Z. Samelian	10,000	15,000	7.67	2/27/2014	20,000	140,800

(1)	The exercise price for each of the named executive officers is $7.67 except for David L. Richter whose exercise price is $8.44. Pursuant to the terms of the 2006 Employee Stock Option Plan under which the options were granted, the grant of an incentive stock options to a stockholder whose ownership of the Company exceeded 10% at the time of the grant had to be made at an exercise price equal to 110% of the fair market value of the Company’s common stock on the date of the grant.

Option Exercises and Stock Vested

None of the named executive officers exercised any stock options during 2008. The information provided in the following table reflects the vesting of restricted stock during 2008 for each of our named executive officers.

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(1)
Irvin E. Richter	—	$—	—	$—
John Fanelli III	—	—	—	—
David L. Richter	—	—	10,000	164,000
Raouf S. Ghali	—	—	5,000	82,000
Frederic Z. Samelian	—	—	5,000	82,000

(1)	The value realized on vesting is based on the closing price of Hill’s common stock on June 10, 2008.

Director Compensation

Our non-employee directors received the following amounts of compensation in 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Total ($)
Arnaud Ajdler	30,000	—	29,632	59,632
Brian W. Clymer	34,500	—	29,632	64,132
William J. Doyle	32,000	—	29,632	61,632
Alan S. Fellheimer	32,000	—	29,632	61,632
Eric S. Rosenfeld	30,000	—	29,632	59,632

(1)	On August 6, 2008, subject to stockholder approval of the Company’s 2009 Non-Employee Director Stock Grant Plan, each non-employee director was granted 6,000 shares of the Company’s common stock.
(2)	On August 6, 2008, each non-employee Director was granted an option to purchase 5,000 shares of the Company’s common stock at an exercise price of $16.79 per share. The fair value of the options was $4.75 per share, determined using the Black-Scholes option valuation model.

Employment Agreements

Irvin E. Richter, Hill’s Chairman and Chief Executive Officer, and David L. Richter, Hill’s President and Chief Operating Officer, are each a party to an employment agreement with the Company which is for a term expiring on June 27, 2009. These agreements provide that, in the event of the termination of either executive’s employment by the Company without cause (as defined in each employment agreement), the Company will pay the executive a lump sum equal to the remaining balance of his base salary for the remainder of the term of the respective agreement, but in no event less than one year’s base salary. Each agreement also provides for the continuation of certain benefits upon any such termination without cause, including continuation of health benefits for one year except where comparable health insurance is available from a subsequent employer. In addition, Irvin E. Richter receives payments for (i) membership in one country club, (ii) one automobile for his use, and (iii) certain life insurance premiums, all pursuant to the specific terms of his employment agreement. David L. Richter is reimbursed for the cost of two automobiles, also pursuant to the specific terms of his employment agreement. The Compensation Committee will enter into negotiations for new employment agreements with Irvin E. Richter and David L. Richter prior to the expiration of those agreements.

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

COMPENSATION DISCUSSION AND ANALYSIS

The discussion and analysis which follows pertains primarily to the following executives who, collectively, were Hill’s “named executive officers” during 2008: Irvin E. Richter, Chairman and Chief Executive Officer, David L. Richter, President and Chief Operating Officer, Raouf S. Ghali, President, Project Management Group (International), Frederic Z. Samelian, President, Construction Claims Group and John Fanelli III, Senior Vice President and Chief Financial Officer.

Overview. Historically, Hill’s compensation philosophy has been that it should provide a compensation program for its executive officers that is competitive with the companies Hill considers as its peers for executive employment compensation purposes and fosters executive retention in a manner that furthers Hill’s mission of maximizing long-term stockholder value, client relationships, excellent financial performance, quality of service and employee satisfaction. That philosophy has heretofore been implemented by placing substantial reliance on the payment of executive salaries at the high end of the range of salary compensation received by executives with comparable job responsibilities at those peer companies, as well as the use of year-end bonuses and long term incentive compensation elements.

During 2009, the Compensation Committee will be considering whether various short and long term performance-based compensation components should be added to or substituted within the mix of elements comprising the overall compensation packages paid to Hill’s executive officers.

Performance. The Company’s policy is that the Compensation Committee and the Board will consider an executive officer’s performance in determining his or her base salary. In addition, the Compensation Committee and the Board, in their discretion, may reward performance that has exceeded the particular expectations that were considered in fixing an executive officer’s base salary, and may provide short-term incentives to executive officers to reward performance that exceeds particular expectations in cases where such performance would not otherwise be rewarded by other elements of Hill’s compensation program. However, from a historical perspective, prior to becoming a public company in 2006, it was management’s view that bonuses and bonus plans may cause some executives to focus on their individual performance, or their particular group’s performance, and would not necessarily focus on what is in the best interest of the company, as a whole. In determining whether to make awards of annual bonuses to the named executive officers and to other executives, the Compensation Committee has taken note of management’s historical view in that regard.

The Compensation Committee has not relied in the past on the use of mathematical formulas in considering whether an individual executive’s performance merited recognition through an award of higher compensation or periodic bonuses. During 2009, the Compensation Committee will be considering whether to include awards of formula-based annual bonuses as components of the total compensation packages received by some of its executive officers.

Alignment. The Compensation Committee believes that alignment of the compensation of Hill’s executive officers with the interests of Hill’s stockholders through use of stock-based incentive compensation is one of the core principles of Hill’s compensation philosophy. In light of the facts that Hill’s Chairman and Chief Executive Officer and its President and Chief Operating Officer hold in excess of 32% of Hill’s outstanding shares of common stock, the Compensation Committee has historically been of the view that their interests were aligned with those of Hill’s other stockholders, and that issuance of significant amounts of stock based compensation to those individuals would not necessarily result in an enhancement of the alignment of their interests with our stockholders’ interests. And, inasmuch as the compensation philosophy of Hill’s management prior to the time when the privately owned Hill became a publicly owned company in June 2006 was substantially based on payment of executive salaries targeted at the high end of the range of salaries paid within Hill’s industry, the Compensation Committee has heretofore placed less emphasis on the use of grants of long-term incentive compensation awards to the other named executive officers.

In keeping with the Compensation Committee’s goal of aligning the compensation of Hill’s executive officers with the interests of Hill’s stockholders through use, among other things, of stock-based incentive compensation, the Compensation Committee has decided to make use of various performance based incentive compensation elements in connection with the determination of the total compensation of the named executive officers in 2009 and future years.

Retention. Retention of Hill’s executive officers is one of the core objectives of Hill’s compensation philosophy. Historically, the Compensation Committee has sought to attain that objective primarily through the payment of salaries that compared very favorably to the salaries paid to executives within the company’s industry. During 2009, the Compensation Committee will begin considering how to redesign the named executive officers’ total compensation so that each compensation element may be used to enable Hill to retain the services of its executive officers, consistent with Hill’s overall business strategy.

Determining Compensation. In setting each element of compensation, the Compensation Committee has historically made qualitative assessments of the contributions made by each named executive officer toward Hill’s achievement of its overall business and financial performance. Such assessments have been employed by the Compensation Committee in determining which of the various compensation elements available to it should be included in each named executive officer’s total compensation package, as well as the dollar amount thereof.

The Compensation Committee has not, in the past, used mathematical formulas or other formulas based on particular business segment performance or other measures of company performance to determine any element of Hill’s compensation program or the total compensation program for any of the named executive officers. The reason for not using formulas to link its compensation determinations to any such measures is that the Compensation Committee has historically believed that it can most effectively reward, motivate, challenge and retain Hill’s executive officers by taking into account all of the facts and circumstances of Hill’s and the particular executive officer’s performance and that the appropriate, specific weight for each of the factors and circumstances of performance generally would not be determinable in advance.

During 2009, the Compensation Committee has enlisted and will enlist the services of a compensation consultant to advise the committee with regard to the use of formula based compensation elements, and to make recommendations as to whether and if the committee’s adoption of any of such elements might be appropriate.

Employment Agreements. Irvin E. Richter and David L. Richter have employment agreements with Hill, each of which is for a term expiring on June 27, 2009. These agreements provide that, in the event of the termination of either executive’s employment by Hill without cause (as defined in the employment agreement), Hill will pay the executive a lump sum equal to the remaining balance of his base salary for the remainder of the term of the agreement, but in no event less than one year’s base salary. Each agreement also provides for the continuation of certain benefits upon any such termination without cause, including continuation of health benefits for one year except where comparable health insurance is available from a subsequent employer. The Compensation Committee will enter into negotiations for new employment agreements with Irvin E. Richter and David L. Richter prior to the expiration of those agreements.

Role of the Compensation Committee and Management. As part of the executive compensation decisions made for Hill’s fiscal 2008 year, the Chairman and Chief Executive Officer and the President and Chief Operating Officer made recommendations to the Compensation Committee regarding the levels of compensation for the named executive officers other than themselves, as well as for other executive officers of Hill. The Compensation Committee also received a compensation analysis regarding Hill’s Chairman and Chief Executive Officer and its President and Chief Operating Officer from Buck Consultants, a full-service human resources consulting company, after which point the Compensation Committee made its determinations and recommendations to the Board for the

Board’s approval of the compensation levels for the Chairman and Chief Executive Officer and the President and Chief Operating Officer, as well as the other named executive officers.

Role of Compensation Consultant. Buck Consultants reviewed Hill’s cash and equity-based compensation for its Chairman and Chief Executive Officer and for its President and Chief Operating Officer and provided the Compensation Committee with its analyses regarding the base salaries, total cash compensation and total direct compensation (total cash compensation plus long-term compensation) received by the chief executives and chief operating officers of the following group of companies: Diamond Management & Technology Consultants, Inc., Exponent, Inc., ICF International, Inc., GP Strategies Corp., Huron Consulting Group Inc., ENGlobal Corporation, VSE Corporation, LECG Corp. and CRA International, Inc.

By reason of the fact that the companies with whom Hill competes for construction management and project management business and for construction claims business tend to be significantly larger than Hill, the Compensation Committee and Buck Consultants concluded that those direct competitors would not be an appropriate group to use for purposes of analyzing the compensation paid to the Chairman and Chief Executive Officer and the President and Chief Operating Officer. Accordingly, the group of companies identified above was selected on the basis of their size relative to Hill, and the presence within those companies and Hill of similar business model, cultural and philosophical elements. In terms of size measured by total annual revenues during the fiscal year reported most recently prior to the end of Hill’s 2007 fiscal year, the companies within the selected comparator group ranged between $168 million and $653 million.

Equity Grant Practices. The exercise price of each stock option granted to the named executive officers, as well as to other officers of Hill, was the closing price of Hill’s stock on the date of grant. Hill has not in the past and does not intend in the future to coordinate its grants of stock options with the release of material non-public information. Hill has not, as of the date of this proxy statement, adopted a policy covering compensatory equity grants. Hill does not have a policy on the re-pricing of its stock options, but has not previously re-priced any of its options.

Share Ownership Guidelines. Hill does not have a policy with respect to the ownership of its common stock by its named executive officers or other senior executives. As of the date of this report, all of the named executive officers own Company stock.

Tax Deductibility of Compensation. Hill does not have a policy with respect to compliance with the limitations imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended, which imposes a $1 million limit on the amount that a public company may deduct as an expense for compensation paid to Hill’s named executive officers.

Elements of Compensation.

Base Salary. Hill’s base salaries are targeted at the high end of Hill’s industry and are adjusted to recognize varying levels of responsibility, individual performance, business segment performance, and internal Company issues. The Compensation Committee reviews each executive officer’s base salary on an annual basis. During 2008, Hill’s Chairman and Chief Executive Officer and its President and Chief Operating Officer were paid base salaries of $1,000,000 and $600,000, respectively. The range of salaries paid to the chief executive officers within the comparator group of companies ranged between $333,000 and $1,100,000. The range of salaries paid to the chief operating officers within the comparator group of companies ranged between $300,000 and $600,000.

Short-Term Incentive Awards. The Compensation Committee and the Board, in their discretion, may establish short term incentives from time to time. Hill’s objective in providing short term incentives is to reward performance that has exceeded specific expectations in circumstances where no other element of Hill’s compensation program would otherwise reward such performance. During 2008, Hill’s Chairman and Chief Executive Officer and its President and Chief Operating Officer were awarded bonuses of $500,000 and $400,000, respectively. Thus, the total cash compensation paid to them in 2008 was $1,500,000 and $1,000,000, respectively. By comparison, the total cash compensation paid to the chief executive officers and the chief operating officers in the comparator group of companies ranged between $333,000 and $2,096,000 and between $422,000 and $924,000, respectively.

Long-Term Stock-Based Incentive Compensation. In 2007, the Compensation Committee made long term compensation awards to Hill’s executive officers. The Compensation Committee decided to make no awards of stock or stock based incentive compensation to any of the named executive officers in 2008.

Other Compensation. Prior to our merger on June 28, 2006 with our predecessor entity, Old Hill, which was a closely held company, Old Hill provided perquisites, personal benefits and other forms of compensation to certain of its senior officers. Substantially all of the compensation of this nature was discontinued on June 28, 2006 with the effectiveness of the merger of Old Hill into Hill. At this time, the forms of other compensation that are provided to our named executive officers are generally available to all employees of Hill on a non-discriminatory basis. These elements of compensation include, without limitation, benefits packages typical for companies of our size and the option to be paid in cash for vacation, sick days and/or personal days not taken. In addition, Hill’s Chairman and Chief Executive Officer has historically received payments for, among other things (i) membership in one country club, (ii) one automobile for his use, and (iii) certain life insurance premiums insuring his life. In 2008, the Compensation Committee recommended, and the Board approved, a payment of $150,000 to the Chairman and Chief Executive Officer to cover business related expenses in addition to the payments mentioned above.

Compensation for Non-Employee Directors in 2008. Non-employee Directors’ compensation is set by the Board at the recommendation of the Compensation Committee. Following the merger of the Company on June 28, 2006, the Compensation Committee recommended and the Board approved a compensation and benefit program for non-employee Directors. In developing its recommendations, the Compensation Committee was guided by the following goals: compensation should fairly pay Directors for work required in order to serve on the Board; compensation should align non-employee directors’ interests with the long term interests of stockholders; and the structure of the compensation should be easy for stockholders to understand. The Compensation Committee and the Board approved an annual compensation package for each non-employee director consisting of a $30,000 director’s fee in cash, five-year stock options exercisable for 5,000 shares of common stock of the Company, and stock grants of 6,000 shares of common stock of the Company. In addition, the chairman of the Compensation Committee and the chairman of the Governance and Nominating Committee each receive an annual committee chairman’s fee of $2,000 in cash, and the chairman of the Audit Committee receives an annual committee chairman’s fee of $4,500 in cash.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the committee recommended to Hill’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2008 and its 2009 proxy statement. This report is provided by the following independent directors, who comprise the committee:

Alan S. Fellheimer (Chairman)

Brian W. Clymer

William J. Doyle

Eric S. Rosenfeld

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common shares as of April 29, 2009 for:

•	each of our directors;

•	each executive officer named in the summary compensation table;

•	all directors and executive officers as a group;

•	each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock; and

•	each person who is a member of a group that includes any person in any of the foregoing categories.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee stock options granted by the Company) within 60 days. Unless otherwise noted, the business address of each of our directors and officers is 303 Lippincott Centre, Marlton, New Jersey 08053 and each person’s business telephone number is (856) 810-6200.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent
Irvin E. Richter(1)	8,737,605	21.9%
Wells Fargo & Company(2)	6,227,222	15.6
David L. Richter(3)	4,146,951	10.4
Eric S. Rosenfeld(4)	1,713,837	4.3
Raouf S. Ghali(5)	140,287	*
Frederic Z. Samelian(6)	115,529	*
Arnaud Ajdler(7)	32,000	*
William J. Doyle(8)	31,500	*
John Fanelli III(9)	30,203	*
Brian W. Clymer(10)	27,000	*
Alan S. Fellheimer(11)	27,000	*
All directors and executive officers as a group (15 persons)	15,094,668	37.6%

*	Represents less than 1% of the shares outstanding
(1)	Includes 17,214 shares of common stock held in the Company’s 401(k) Plan for the benefit of Mr. Richter.
(2)	The business address of Wells Fargo & Company is 420 Montgomery Street, San Francisco, CA 94104. The shares beneficially owned by Wells Fargo & Company include shares owned by its subsidiaries, Wells Capital Management Incorporated and Wells Fargo Funds Management, LLC. The foregoing information was derived from a Schedule 13G filed with the SEC on January 21, 2009.
(3)	Includes 20,000 shares issuable upon the exercise of options held by Mr. Richter and 28,286 shares of common stock held in the Company’s 401(k) Plan for the benefit of Mr. Richter. Does not include 16,000 shares of common stock held by Mr. Richter’s minor children for which Mr. Richter disclaims beneficial ownership.
(4)	The business address of Mr. Rosenfeld is c/o Crescendo Partners, L.P., 10 East 53rd St., 35th Floor, New York, NY 10022. Includes (a) 120,000 shares of common stock held by the

Rosenfeld 1991 Children’s Trust, of which Mr. Rosenfeld’s wife is the sole trustee and (b) 15,000 shares issuable upon the exercise of options held by Mr. Rosenfeld.
(5)	Includes 10,000 shares issuable upon the exercise of options held by Mr. Ghali and 6,068 shares of common stock held in the Company’s 401(k) Plan for the benefit of Mr. Ghali.
(6)	Includes 10,000 shares issuable upon the exercise of options held by Mr. Samelian and 1,190 shares of common stock held in the Company’s 401(k) Plan for the benefit of Mr. Samelian.
(7)

The business address of Mr. Ajdler is c/o Crescendo Partners, L.P., 10 East 53rd St., 35th Floor, New York, NY 10022. Includes 15,000 shares of common stock issuable upon the exercise of options held by Mr. Ajdler.

(8)	Includes 15,000 shares of common stock issuable upon the exercise of options held by Mr. Doyle.
(9)	Includes 20,000 shares of common stock issuable upon the exercise of options held by Mr. Fanelli and 1,195 shares of common stock held in the Company’s 401(k) Plan for the benefit of Mr. Fanelli.
(10)	The business address of Mr. Clymer is c/o Prudential Financial, Inc., 751 Broad St. , Newark, NJ 07102. Includes 15,000 shares of common stock issuable upon the exercise of options held by Mr. Clymer.
(11)	The business address of Mr. Fellheimer is c/o Fellheimer & Eichen LLP, 1800 John F. Kennedy Blvd., Suite 1400, Philadelphia, PA 19103. Includes 15,000 shares of common stock issuable upon the exercise of options held by Mr. Fellheimer.

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

Hill currently has, and it is anticipated that after the 2009 Annual Meeting Hill will have, five independent directors on a Board of seven members. They will be: Camille S. Andrews, Brian W. Clymer, William J. Doyle, Alan S. Fellheimer and Eric S. Rosenfeld. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with Hill. In making its determinations regarding director independence, the Board adheres to the independence requirements in the New York Stock Exchange listing standards. In making an independence determination, the Board considers all relevant facts and circumstances regarding any transactions, relationships and arrangements between Hill and the director, and also between Hill and the company or organization with which the director is affiliated. However, except as noted below with regard to the Audit Committee, the Board has not adopted any categorical standards to assist it in making an independence determination. In evaluating the qualifications of directors for appointment to the Audit Committee, the Board also applies the separate SEC independence requirements applicable to such members which provide that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Hill or any of its subsidiaries other than their directors’ compensation.

The Company has determined that none of the persons identified in the immediately preceding paragraph has any material relationship with Hill, and all of them are independent because none of those persons, nor any member of his or her immediate family is, or has been within the last three years:

•	an executive officer or employee of Hill or any of its subsidiaries;

•	a partner or employee of Hill’s independent registered accounting firm;

•	an executive officer of another company where any of Hill’s present executive officers is or was, at the same time, serving on that company’s compensation committee; or

•

a current executive officer or employee of a company that has made payments to, or received payments from, Hill for property or services which exceeded the greater of $1 million or 2% of that company’s consolidated revenues.

Item 14.	Principal Accounting Fees and Services

Amper, Politziner & Mattia, LLP (“Amper”) served as the Company’s independent auditor for the fiscal years ended December 31, 2008 and 2007. Amper’s fees and expenses for services rendered in the past two fiscal years are set forth in the table below. The Audit Committee pre-approved all of these services.

Type of Fees	2008	2007
Audit Fees(1)	$1,256,500	$938,341
Audit-Related Fees(2)	—	1,969
Tax Fees(3)	7,500	23,400
All Other Fees	—	—

Total Fees	$1,264,000	$963,710

(1)	Audit fees consist of fees billed by Amper related to the audit of Hill’s consolidated financial statements, the review of the financial statements included in Hill’s quarterly reports on Form 10-Q, and services that are normally required in connection with Hill’s regulatory filings.
(2)	Audit-related fees consist of fees billed by Amper for other audit and attest services, financial accounting, reporting and compliance matters and transaction and due diligence services.
(3)	Tax fees consist of fees billed by Amper for tax compliance, advisory and planning services.

Pre-Approval Policy of Audit Services and Permitted Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services and are pre-approved in one of two methods. Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to the Company’s management. Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit). The Chairman of the Audit Committee will have the authority to grant pre-approvals of audit and permissible non-audit services by the independent auditors, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting. The Company will provide for appropriate funding, as determined by the Audit Committee, for payment of compensation to the independent auditors and to any consultants, experts or advisors engaged by the Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Irvin E. Richter
Irvin E. Richter Chairman and Chief Executive Officer Date: April 30, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By: /s/ Irvin E. Richter Irvin E. Richter Chairman, Chief Executive Officer and Director Date: April 30, 2009	By: /s/ William J. Doyle William J. Doyle Director Date: April 30, 2009

By: /s/ David L. Richter David L. Richter President, Chief Operating Officer and Director Date: April 30, 2009	By: /s/ Brian W. Clymer Brian W. Clymer Director Date: April 30, 2009

By: /s/ John Fanelli III John Fanelli III Senior Vice President and Chief Financial Officer Date: April 30, 2009	By: /s/ Alan S. Fellheimer Alan S. Fellheimer Director Date: April 30, 2009

By: /s/ Arnaud Ajdler Arnaud Ajdler Director Date: April 30, 2009	By: /s/ Eric S. Rosenfeld Eric S. Rosenfeld Director Date: April 30, 2009

Exhibit Index

Exhibit No.		Page
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.