Form 10-Q
period 2009-03-31
Hill International, Inc.
filed 2009-05-07
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 39,964,078 shares of the Registrant’s Common Stock outstanding at May 1, 2009.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(unaudited)	(Revised - Note 2)
Assets
Cash and cash equivalents	$18,575	$20,430
Cash - restricted	2,341	2,613
Accounts receivable, less allowance for doubtful accounts of $6,894 and $5,999	128,148	118,124
Accounts receivable - affiliate	5,785	9,136
Prepaid expenses and other current assets	10,145	10,043
Income taxes receivable	578	578
Deferred tax asset	1,552	568

Total current assets	167,124	161,492
Property and equipment, net	11,407	11,776
Cash - restricted, net of current portion	1,956	1,933
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,003	915
Acquired intangibles, net	17,621	19,774
Goodwill	39,252	41,290
Investments	11,077	11,854
Other assets	10,321	5,007

Total assets	$259,761	$254,041

Liabilities and Stockholders’ Equity
Due to bank	$2,618	$2,906
Current maturities of notes payable	1,205	1,344
Accounts payable and accrued expenses	48,489	49,606
Income taxes payable	2,384	2,607
Deferred revenue	14,218	16,617
Other current liabilities	8,120	7,483

Total current liabilities	77,034	80,563
Notes payable, net of current maturities	24,092	14,637
Retainage payable	1,640	1,359
Deferred tax liabilities	7,831	4,569
Deferred revenue	2,960	3,559
Other liabilities	9,955	10,338

Total liabilities	123,512	115,025

Commitments and contingencies (Notes 17 and 18)

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 42,869,879 shares and 41,715,185 shares issued at March 31, 2009 and December 31 2008, respectively	4	4
Additional paid-in capital	114,928	114,555
Retained earnings	50,360	45,957
Noncontrolling interests	3,238	3,510
Accumulated other comprehensive earnings	(19,576)	(15,744)

	148,954	148,282
Less treasury stock of 2,906,877 shares and 1,764,111 shares at March 31, 2009 and December 31, 2008, respectively, at cost	(12,705)	(9,266)

Total stockholders’ equity	136,249	139,016

Total liabilities and stockholders’ equity	$259,761	$254,041

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
		(Revised - Note 2)
Consulting fee revenue	$92,148	$69,638
Reimbursable expenses	11,786	11,255

Total revenue	103,934	80,893

Cost of services	52,688	37,254
Reimbursable expenses	11,786	11,255

Total direct expenses	64,474	48,509

Gross profit	39,460	32,384

Selling, general and administrative expenses	36,300	27,500
Equity in earnings of affiliates	(1,181)	(635)

Operating profit	4,341	5,519

Interest expense (income), net	213	(365)

Earnings before provision for income taxes	4,128	5,884
Provision for income taxes	(426)	(1,157)

Consolidated net earnings	4,554	7,041

Less: net earnings - noncontrolling interests	151	210

Net earnings attributable to Hill International, Inc.	$4,403	$6,831

Basic earnings per common share - Hill International, Inc.	$0.11	$0.17

Basic weighted average common shares outstanding	40,997	40,791

Diluted earnings per common share - Hill International, Inc.	$0.11	$0.17

Diluted weighted average common shares outstanding	41,119	41,121

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net earnings	$4,403	$6,831
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	1,727	1,112
Equity in earnings of affiliates	(1,181)	(635)
Earnings from noncontrolling interests	151	210
Provision for bad debts	842	(15)
Deferred tax benefit	(289)	(1,011)
Stock based compensation	465	122
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,294)	(2,660)
Accounts receivable - affiliate	3,345	1,119
Prepaid expenses and other current assets	(984)	(887)
Retainage receivable	(88)	(97)
Other assets	(783)	183
Accounts payable and accrued expenses	(3,398)	(4,625)
Income taxes payable	(544)	(1,395)
Deferred revenue	(3,691)	737
Other current liabilities	(369)	2,201
Retainage payable	281	87
Other liabilities	(726)	340

Net cash flow (used in) provided by operating activities	(7,133)	1,617

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(16,578)
Distributions from affiliate	1,307	700
Payments for purchase of property and equipment	(272)	(2,166)

Net cash flow provided by (used in) investing activities	1,035	(18,044)

Cash flows from financing activities:
Due to bank	(421)	613
Payments on notes payable	(430)	(745)
Net borrowings on revolving loans	9,816	52
Proceeds from exercise of stock options and warrants	—	8
Proceeds from stock issued under employee stock purchase plan	234	—
Purchase of treasury stock under stock repurchase program	(3,439)	—

Net cash flow provided by (used in) financing activities	5,760	(72)

Effect of exchange rate changes on cash	(1,517)	(594)

Net decrease in cash and cash equivalents	(1,855)	(17,093)
Cash and cash equivalents - beginning of period	20,430	66,128

Cash and cash equivalents - end of period	$18,575	$49,035

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - The Company

Hill International, Inc. (“Hill” or the “Company”) is a professional services firm headquartered in Marlton, New Jersey that provides both fee-based project management and construction claims consulting services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments, and the private sector. Hill’s business was established in 1976 as a closely held corporation. On September 28, 2006, the closely held Hill (“Old Hill”) merged with and into Arpeggio Acquisition Corp. (“Arpeggio”), a specified purpose acquisition company, at which time Arpeggio changed its name to “Hill International, Inc.” The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Noncontrolling interests

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company on January 1, 2009. SFAS No. 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. Prior period amounts were reclassified to conform to the current period presentation. The effect on the Company’s consolidated financial statements was not material.

Note 3 - Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three Months ended
	March 31, 2009	March 31, 2008
(in thousands)
Net earnings	$4,403	$6,831
Foreign currency translation, net of tax	(4,155)	833
Other	323	—

Comprehensive earnings	$571	$7,664

See accompanying notes to consolidated financial statements.

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2009	December 31, 2008
Billed	$107,080	$98,558

Retainage, current portion	3,784	4,696

Unbilled	24,178	20,869

	135,042	124,123
Allowance for doubtful accounts	(6,894)	(5,999)

	$128,148	$118,124

Note 5 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Acquired contract rights	$6,915	$3,593	$7,628	$3,462
Customer relationships	16,374	2,734	17,210	2,401
Trade names	1,122	470	1,200	409
Covenant not to compete	18	11	18	10

Total	$24,429	$6,808	$26,056	$6,282

Intangible assets, net	$17,621		$19,774

Amortization expense related to intangible assets totaled $824,000 and $479,000 for the three-month periods ended March 31, 2009 and 2008, respectively. Estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2009 (remaining 9 months)	2,664
2010	3,438
2011	3,334
2012	2,479
2013	2,033

Note 6 - Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during the three months ended 2009 (in thousands):

Segment	Balance at December 31, 2008	Additions	Translation Adjustments	Balance at March 31, 2009
Construction Claims	$18,636	$—	$(148)	$18,488
Project Management	22,654	—	(1,890)	20,764

Total	$41,290	$—	$(2,038)	$39,252

7 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2009	December 31, 2008
(in thousands)
Accounts payable	$15,162	$17,067
Accrued payroll	18,842	18,088
Accrued subcontractor fees	3,013	4,193
Accrued legal and professional cost	8,419	6,552
Accrued earnout related to Euromost acquisition	1,258	1,526
Other accrued expenses	1,795	2,180

	$48,489	$49,606

Note 8 - Notes Payable

Outstanding debt obligations are as follows:

	March 31, 2009	December 31, 2008
(in thousands)
Revolving credit loan payable to Bank of America up to $60,000,000. The weighted average rate for all borrowings at March 31, 2009 was 3.7%. (For more information see below.)	$24,000	$14,500

Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%.	—	407

Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($713,000 and $723,000 at March 31, 2009 and December 31, 2008, respectively), with interest at 2.00% plus the Bank of England rate of 0.5% (or 2.50%) and 2.0% (or 4.00%) at March 31, 2009 and December 31, 2008, respectively, collateralized by cross guarantees of all United Kingdom companies. The loan has an expiration date of March 6, 2010.	420	106

Note payable in connection with the Euromost acquisition, non-interest bearing, due June 17, 2009.	659	707

Other notes payable	218	261

	25,297	15,981
Less current maturities	1,205	1,344

Notes payable, net of current maturities	$24,092	$14,637

The Company is a party to a loan and security agreement with Bank of America which provides for up to $60,000,000 to be made available on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by substantially all of the Company’s domestic assets, including, without limitation, its accounts receivable, equipment, securities, financial assets and proceeds from the sale of the foregoing, as well as by a pledge of 66.6% of the outstanding capital stock of the following subsidiaries: Hill International S.A., Hill International (UK) Ltd., Hill International (Middle East) Ltd. and James R. Knowles (Holdings) Ltd.

The Credit Facility has a term extending until October 31, 2011. The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 125 to 250 basis points above prime or LIBOR. At March 31, 2009, the applicable margins were 175 basis points above both the Bank of America’s prime rate of 3.25% (or 5.00%) and the LIBOR rate of 0.56% (or 2.31%). At December 31, 2008 the applicable margins were 175 basis points above Bank of America’s prime rate of 3.25% or (5.0%) and 175 basis points above LIBOR of 0.44% (or 2.19%). The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2009 the Company had $9,637,000 in outstanding letters of credit which reduced availability under the Credit Facility.

The Company also maintains a credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,132,000 at both March 31, 2009 and December 31, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at both March 31, 2009 and December 31, 2008 was 3.0%, plus 2.0%. At March 31, 2009 and December 31, 2008, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

The Company also maintains a revolving credit loan payable with a European Bank up to €1,000,000 (approximately $1,318,000 and $1,414,000 at March 31, 2009 and December 31, 2008, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 8.0% (or 10.5% at both March 31, 2009 and December 31, 2008), collateralized by certain assets of the Company. At March 31, 2009 and December 31, 2008, there were no outstanding borrowings under this facility which expires on April 30, 2010.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $989,000 and $1,061,000 at March 31, 2009 and December 31, 2008 respectively). The interest rate on that facility is the three month EURIBOR rate which at March 31, 2009 was 2.26%, plus 0.75% (or 3.01%) and at December 31, 2008 was 3.68%, plus 0.75% (or 4.43%). At March 31, 2009 and December 31, 2008 there were no outstanding borrowings under this facility which expires on December 18, 2009.

Note 9 - Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Three months ended
In thousands	March 31, 2009	March 31, 2008
Interest paid	$335	$102
Income taxes (refunded) paid	$(436)	$269

Note 10 - Equity in Earnings of Affiliates

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

At March 31, 2009 and December 31, 2008, the Company reported receivables totaling $3,432,000 and $7,654,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended March 31, 2009 and 2008 was $11,590,000 and $7,417,000, respectively.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At March 31, 2009 and December 31, 2008 the Company reported receivables totaling $2,353,000 and $1,482,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month period ended March 31, 2009 was $628,000.

The following table summarizes the equity in earnings for each of the above affiliates:

	Three Months Ended
	March 31, 2009	March 31, 2008
In thousands:
Stanley Baker Hill	$1,107	$635

Hill TMG	74	—

Total	$1,181	$635

Note 11 - Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 121,877 shares and 330,731 shares for the three-month periods ended March 31, 2009 and 2008, respectively. Certain stock options were excluded from the 2009 and 2008 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 1,038,500 shares and 100,000 shares for the three-month periods ended March 31, 2009 and 2008, respectively. The 1,000,000 common shares, which were issued in April 2009 in connection with the 2008 earn-out provision of the merger agreement with Arpeggio Acquisition Corporation, have been included, effective January 1, 2009, in both the basic and diluted weighted average shares for the three-month period ended March 31, 2009.

Note 12 - Share-Based Compensation

At March 31, 2009, the Company had 2,011,500 options outstanding with a weighted average exercise price of $5.39. During the three-month period ended March 31, 2009, the Company granted 850,000 options which vest over a five-year period and 200,000 options which vest over a four-year period. The options have a weighted average exercise price of $2.50 and a weighted-average contractual life of 6.43 years. The aggregate fair value of the options was $1,086,931 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate the fair value were: expected life – 4.81 years; volatility – 48.1% and risk free interest rate – 1.83%. During the first three months of 2009, options for 18,000 shares with a weighted average exercise price of $6.22 were forfeited.

During the three-month period ended March 31, 2009, the Company issued 66,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the three-month period ended March 31, 2009, employees purchased 88,694 common shares, for an aggregate purchase price of $234,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $465,000 and $122,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

Note 13 - Income Taxes

During the three-month period ended March 31, 2009, the Company recognized an income tax benefit principally relating to a tax benefit of $1,471,000 due to the expiration of statutes upon the filing of certain income tax returns resulting in the reduction in the reserves for uncertain tax positions.

The following table indicates the changes to the Company’s uncertain tax positions for the period ended March 31, 2009, including interest and penalties:

Three months ended
(in thousands)	March 31, 2009
Balance at December 31, 2008	$3,395

Reductions due to expiration of statute of limitations	(1,471)

Reduction due to interest recalculation	(260)

Balance at March 31, 2009	$1,664

The balance noted above of $1,664,000 is included in “Other liabilities” in the consolidated balance sheet.

Note 14 - Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three-month periods ended March 31, 2009 and 2008 (in thousands):

Consulting Fee Revenue:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
Project Management	$69,700	75.6%	$49,376	70.9%
Construction Claims	22,448	24.4%	20,262	29.1%

Total	$92,148	100.0%	$69,638	100.0%

Total Revenue:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
Project Management	$80,769	77.7%	$59,501	73.6%
Construction Claims	23,165	22.3%	21,392	26.4%

Total	$103,934	100.0%	$80,893	100.0%

Operating Profit:

	Three months ended
	March 31, 2009	March 31, 2008
Project Management before equity in earnings of affiliates	$7,953	$6,716
Equity in earnings of affiliates	1,181	635

	9,134	7,351
Construction Claims	2,323	3,536
Corporate Expenses	(7,116)	(5,368)

Total	$4,341	$5,519

Depreciation and Amortization Expense:

	Three months ended
	March 31, 2009	March 30, 2008
Project Management	$953	$511
Construction Claims	550	459

Subtotal segments	1,503	970
Corporate	224	142

Total	$1,727	$1,112

Consulting Fee Revenue by Geographic Region:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
Americas	$19,235	20.9%	$18,826	27.0%
Europe	27,108	29.4%	19,772	28.4%
Middle East	34,421	37.4%	27,114	38.9%
North Africa	8,933	9.7%	2,482	3.6%
Asia/Pacific	2,451	2.6%	1,444	2.1%

Total	$92,148	100.0%	$69,638	100.0%

Total Revenue by Geographic Region:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
Americas	$29,435	28.3%	$26,857	33.2%
Europe	27,935	26.9%	21,772	26.9%
Middle East	34,868	33.5%	28,185	34.8%
North Africa	9,138	8.8%	2,628	3.3%
Asia/Pacific	2,558	2.5%	1,451	1.8%

Total	$103,934	100.0%	$80,893	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
U.S. federal government	$14,136	15.3%	$9,790	14.1%
U.S. state, local and regional government	9,573	10.4%	7,461	10.7%
Foreign government	9,324	10.1%	5,165	7.3%
Private sector	59,115	64.2%	47,222	67.8%

Total	$92,148	100.0%	$69,638	100.0%

Total Revenue By Client Type:

	Three months ended
	March 31, 2009		March 31, 2008
	$	%	$	%
U.S. federal government	$14,478	13.9%	$10,182	12.6%
U.S. state, local and regional government	14,954	14.4%	12,740	15.7%
Foreign government	9,662	9.3%	6,297	7.8%
Private sector	64,840	62.4%	51,674	63.9%

Total	$103,934	100.0%	$80,893	100.0%

Total Assets by Geographic Region:

	March 31, 2009	December 31, 2008
Americas	$141,994	$138,189
Europe	66,285	68,603
Middle East	45,207	41,798
North Africa	2,072	1,876
Asia Pacific	4,202	3,575

Total	259,761	$254,041

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2009	December 31, 2008
Americas	$6,310	$6,437
Europe	2,736	3,046
Middle East	1,862	1,748
North Africa	263	278
Asia Pacific	235	267

Total	11,407	$11,776

Note 15 - Concentrations

The Company had one client that accounted for 11% of total revenue for the three-month period ended March 31, 2009. The Company had no client which accounted for 10% or more of total revenue for the three-month period ended March 31, 2008.

The Company had one client that accounted for 13% of consulting fee revenue for the three-month period ended March 31, 2009 and 10% of consulting fee revenue for the three-month period ended March 31, 2008.

One of the Company’s clients accounted for 14% of accounts receivable as of March 31, 2009 and no clients accounted for more than 10% of accounts receivable at December 31, 2008.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 14% and 13% of total revenue during the three-month periods ended March 31, 2009 and 2008, respectively.

Note 16 - Commitments and Contingencies

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

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. Due to uncertainty surrounding collection, the Company has fully reserved all amounts due from Bachmann.

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

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2008 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with 2,300 employees operating from 80 offices in more than 30 countries.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2008 Annual Report on Form 10-K filed March 16, 2009 with the Securities and Exchange Commission have not materially changed.

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

Three Months Ended March 31, 2009 Compared to

Three Months Ended March 31, 2008

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended
	March 31, 2009		March 31, 2008		Change
(in thousands)	$	%	$	%	$	%
Project Management	$69,700	75.6%	$49,376	70.9%	$20,324	41.2%
Construction Claims	22,448	24.4%	20,262	29.1%	2,186	10.8%

Total	$92,148	100.0%	$69,638	100.0%	$22,510	32.3%

Hill’s CFR grew 32.3% to $92,148,000 in the first quarter of 2009 from $69,638,000 in the first quarter of 2008. This was comprised of 22.5% organic growth primarily from the Middle East, Europe and North Africa and 9.8% from acquisitions.

During the first quarter of 2009, Hill’s project management CFR growth of 41.2% was comprised of 29.4% organic growth and 11.8% growth from acquisitions. The dollar increase in project management CFR consisted of a $21,011,000 increase in foreign projects and a decrease of $687,000 in domestic projects. The increase in foreign project management CFR was primarily due to a $6,305,000 increase generated in the Middle East, $6,450,000 in North Africa and $7,929,000 in Europe. Growth in our CFR in the Middle East has been strong primarily due to our involvement with the Iraq reconstruction efforts funded by the United States government which continues to provide additional work for us. After the first quarter of 2008, the Company commenced work on several new projects in North Africa, primarily in Libya. Growth in Europe is mainly due to the acquisitions of Gerens and Euromost generating CFR of $4,803,000. The decrease in domestic project management CFR revenue was primarily due to decreased work in the Texas region.

During the first quarter of 2009, Hill’s construction claims CFR growth of 10.8% was comprised of 5.8% organic growth and 5.0% growth from the acquisitions of PCI and Chitester. The dollar increase in construction claims CFR is primarily attributable to an increase in foreign construction claims CFR of $992,000 driven primarily by increased work in the Middle East and an increase in domestic construction claims CFR of $1,194,000 due primarily to PCI and Chitester which were acquired after the first quarter of 2008.

Reimbursable Expenses

	Three months ended
	March 31, 2009		March 31, 2008		Change
(in thousands)	$	%	$	%	$	%
Project Management	$11,069	93.9%	$10,126	90.0%	$943	9.3%
Construction Claims	717	6.1%	1,129	10.0%	(412)	(36.5)%

Total	$11,786	100.0%	$11,255	100.0%	$531	4.7%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $1,762,000 in New York and $933,000 in Philadelphia partially offset by a decrease in subcontractor fees in Europe of $1,085,000.

Cost of Services

	Three months ended
	March 31, 2009			March 31, 2008			Change
(in thousands)	$	%	% of CFR	$	%	% of CFR	$	%
Project Management	$42,305	80.3%	60.7%	$29,332	78.7%	59.4%	$12,973	44.2%
Construction Claims	10,383	19.7%	46.3%	7,922	21.3%	39.1%	2,461	31.1%

Total	$52,688	100.0%	57.2%	$37,254	100.0%	53.5%	$15,434	41.4%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $8,600,000 required to produce the higher volume of CFR. Of this amount, $2,316,000 is attributable to the acquisitions of Gerens and Euromost.

The increase in the cost of services for construction claims was due primarily to an increase of $1,507,000 in the Middle East and Asia/Pacific in line with an increase of $2,115,000 in CFR.

Gross Profit

	Three months ended
	March 31, 2009			March 31, 2008			Change
(in thousands)	$	%	% of CFR	$	%	% of CFR	$	%
Project Management	$27,395	69.4%	39.3%	$20,044	61.9%	40.6%	$7,351	36.7%
Construction Claims	12,065	30.6%	53.7%	12,340	38.1%	60.9%	(275)	(2.2)%

Total	$39,460	100.0%	42.8%	$32,384	100.0%	46.5%	$7,076	21.9%

The increase in project management gross profit included $7,766,000 from foreign project management of which $2,011,000 is attributable to the acquisitions of Gerens and Euromost. In addition, increases in the Middle East, Europe and North Africa amounted to $5,476,000 due to the increased CFR discussed above which was partially offset by a devaluation of the Euro. The decrease in project management gross profit as a percentage of CFR is due principally to Gerens which had a gross profit percentage of 34% and lower average margins on Middle East and Europe work where some higher margin projects came to an end in early 2008.

The decrease in construction claims gross profit of $275,000 included a decrease of $1,677,000 in the United Kingdom primarily due to the impact of a decrease of approximately 27% in the average British pound to the U.S. dollar exchange rate from the first quarter of 2008 to the first quarter of 2009.

The decrease in the construction claims gross profit as a percentage of CFR is due primarily to decreases in the Middle East and United Kingdom where some large high margin projects occurred during the early part of 2008. Also, in the Middle East, average salary costs for new hires in 2008 were higher than the existing staff causing lower margins.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended
	March 31, 2009		March 31, 2008		Change
(in thousands)	$	% of CFR	$	% of CFR	$	%
SG&A Expenses	$36,300	39.4%	$27,500	39.5%	$8,800	32.0%

The increase in SG&A expenses is partially attributable to an increase of $2,558,000 from the 2008 Gerens, Euromost, PCI and Chitester acquisitions. The significant components of the change are as follows:

•

An increase in unapplied labor of $2,926,000 including $1,111,000 for Gerens, Euromost, Chitester and PCI. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holiday and other non-billable tasks. This increase was primarily due to the increased staff required to support the increase in revenue.

•

An increase in indirect labor expense of $1,938,000 supporting the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent growth. This increase includes $605,000 for Gerens, Euromost, PCI and Chitester.

•

An increase of $431,000 in rent expense primarily due to increases of $165,000 from the inclusion of Gerens, Euromost, PCI and Chitester (all acquired in 2008) and $157,000 for expanded space in the Western domestic offices.

•	An increase of $345,000 in amortization expense related to the 2008 acquired intangible assets.

•	An increase of $857,000 for bad debt expense including increases in the Middle East, United Kingdom and North Africa of $654,000.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates, increased $546,000, from $635,000 in the first quarter of 2008 to $1,181,000 in the first quarter of 2009, primarily due to increased work in Iraq by SBH.

Our share of the earnings of an affiliate, Stanley Baker Hill, LLC (“SBH”), increased $472,000, from $635,000 in 2008 to $1,107,000 in 2009.

Our share of the earnings of an affiliate, Hill TMG, was $74,000 in 2009.

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

Operating Profit

Operating profit decreased $1,178,000, or 21.3%, to $4,341,000 in the first three months of 2009, from a profit of $5,519,000 in the same period of 2008, principally due to lower gross margin percentages and increased SG&A expenses. In addition, the lower valuation of the British pound and the Euro versus the U.S. dollar decreased our operating profit by approximately $983,000.

Interest (Income) Expense, net

Net interest expense was $213,000 in 2009 as compared with a net interest income of $365,000 in 2008, primarily due to interest income generated from cash available from the exercise of our warrants in late 2007 and interest expensed on borrowings under the Company’s senior credit facility resulting from the 2008 acquisitions of Gerens, Euromost, PCI and Chitester.

Income Taxes

For the three-month periods ended March 31, 2009 and 2008, we recognized net tax benefits of $426,000 and $1,157,000, respectively, principally relating to tax benefits of $1,471,000 and $2,506,000, respectively, arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as a reduction in the reserves for uncertain tax positions.

The effective income tax (benefit) expense rates for the three-month periods ended March 31, 2009 and 2008 were (10.3%) and (19.7%), respectively. Excluding the effect of the reserve reduction above, the effective income tax expense rate would have been 31.0% and 23.8% for the three-month periods ended March 31, 2009 and 2008 respectively. This increase was caused by the shift of earnings to higher taxed jurisdictions.

Net Earnings

Net earnings attributable to Hill International, Inc. for the first three months of 2009 were $4,403,000, or $0.11 per diluted common share based upon 41,119,000 diluted common shares outstanding, as compared to net earnings for the first three months of 2008 of $6,831,000, or $0.17 per diluted common share based upon 41,121,000 diluted common shares outstanding. Net earnings were adversely affected due to the decrease in gross profit margins and the impact of exchange rates as the U.S. dollar strengthened against the British pound and the Euro.

Liquidity and Capital Resources

The Company has historically funded its business activities with cash flow from operations and borrowings under credit facilities.

Credit Facilities

The Company is a party to a loan and security agreement with Bank of America which provides for up to $60,000,000 to be made available on a revolving basis (the “Credit Facility”). The Credit Facility provides for a letter of credit sub-facility of $20,000,000. The Credit Facility is secured by substantially all of the Company’s domestic assets and has a term extending until October 31, 2011.

The Credit Facility provides for LIBOR loans and prime rate loans, payable at margins above either Bank of America’s prime rate or LIBOR based on the Company’s ratio of total debt to EBITDA ranging from 125 to 250 basis points above prime or LIBOR. At March 31, 2009, the applicable margins were 175 basis points above both the Bank of America’s prime rate of 3.25% (or 5.00%) and the LIBOR rate of 0.56% (or 2.31%). The Credit Facility contains covenants with respect to the Company’s minimum net worth, total debt to EBITDA ratios, fixed charge coverage ratios and billed accounts receivable to total debt ratios, as well as other financial covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2009 the Company had $9,637,000 in outstanding letters of credit which reduced availability under the Credit Facility.

We currently have four additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,132,000 at March 31, 2009) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2009 was 3.0%, plus 2.0% (or 5.0%). At March 31, 2009, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

•

A credit facility with a European Bank for €1,000,000 (approximately $1,318,000 at March 31, 2009) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at March 31, 2009 was 8.0%, plus 2.5% (of 10.5%). At March 31, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2010.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $989,000 at March 31, 2009). The interest rate on that facility is the three month EURIBOR rate which at March 31, 2009 was 2.3%, plus 0.75% (or 3.1%). At March 31, 2009 there were no outstanding borrowings under this facility which expires on December 18, 2009.

•

The Company also maintains a revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $713,000 March 31, 2009), with an interest rate at 2.00% plus the Bank of England rate of 0.5% (or 2.50%) at March 31, 2009, collateralized by cross guarantees of all United Kingdom companies. The loan has an expiration date of March 6, 2010.

Additional Capital Requirements

Due to our recent accelerated growth and recent global economic environment, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, and in light of the potential cash obligation for earn out payments related to the acquisition of Euromost, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Sources of Additional Capital

At March 31, 2009, our cash and cash equivalents amounted to approximately $18,575,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity during the Three Months Ended March 31, 2009

For the three months ended March 31, 2009, our cash decreased by $1,855,000 to $18,575,000. Cash used in operations was $7,133,000, cash provided by investing activities was $1,035,000 and cash provided by financing activities was $5,760,000. We also experienced a decrease in cash of $1,517,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 was $7,133,000. Cash used in operations reflects net earnings attributable to Hill International, Inc. of $4,403,000 adjusted by non-cash items included in net earnings and working capital changes such as:

•	depreciation and amortization of $1,727,000;

•	bad debt expense of $842,000;

•	equity in earnings of affiliates of ($1,181,000);

•	a deferred tax benefit of ($289,000);

•	stock based compensation expense of $465,000;

Working capital changes which increased cash included the following:

•	a decrease in accounts receivable—affiliates of $3,345,000 due to the timing of collections from SBH and Hill TMG;

Working capital changes which decreased cash included the following:

•	an increase in accounts receivable of $6,294,000 due to increased revenue as a result of organic growth and acquisitions;

•	decreases in accounts payable and accrued expenses of $3,398,000, principally to timing of payments of accounts payable;

•	a decrease in deferred revenue of $3,691,000, principally due to the timing of advance payments on projects overseas;

Investing Activities

Net cash provided by investing activities was $1,035,000. We spent $272,000 to purchase computers, office equipment, furniture and fixtures and we also received $1,307,000 as distributions from SBH.

Financing Activities

Net cash provided by financing activities was $5,760,000. We received $9,816,000 in net borrowings under our credit facilities and we also received $234,000 from purchases under our Employee Stock Purchase Plan. We repurchased approximately 1,143,000 shares of our common stock through open market purchases amounting to $3,439,000 under our stock repurchase program. We made payments on notes payable amounting to $430,000. Due to bank decreased $421,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. Because this standard is generally applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard requires ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

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

At March 31, 2009, our backlog was approximately $598,000,000 compared to approximately $667,000,000 at December 31, 2008. We estimate that approximately $270,000,000, or 45.2%, of the backlog at March 31, 2009 will be recognized during the twelve months subsequent to March 31, 2009.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of March 31, 2009, approximately $496,000,000, or 82.9%, of our backlog was in category (1) and approximately $102,000,000, or 17.1%, of our backlog was in category (2). We do not track whether the public sector contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

In thousands	Total Backlog		12 Month Backlog
	$	%	$	%
As of March 31, 2009:

Project Management	$559,000	93.5%	$242,000	89.6%

Construction Claims	39,000	6.5	28,000	10.4

Total	$598,000	100.0%	$270,000	100.0%

As of December 31, 2008:

Project Management	$623,000	93.4%	$236,000	87.7%
Construction Claims	44,000	6.6	33,000	12.3

Total	$667,000	100.0%	$269,000	100.0%

As of March 31, 2008:

Project Management	$482,000	89.2%	$201,000	83.1%
Construction Claims	52,000	10.8	41,000	16.9

Total	$480,000	100.0%	$242,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2008.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of March 31, 2009, our disclosure controls and procedures were effective. During the first quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2007, the Company filed a Demand for Arbitration with the American Arbitration Association alleging breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and/or fraudulent inducement against Bachmann Springs Holdings, LLC and Thomas Bachmann (hereinafter, collectively “Bachmann”). The Company was hired by Bachmann to provide professional support services and was demanding payment of invoices in the amount of $634,904. On October 17, 2007, Bachmann filed a counterclaim with the American Arbitration Association alleging fraud and breach of contract and seeking damages in the amount of $8,600,000. The matter was settled on June 12, 2008 wherein Bachmann agreed to pay the Company $500,000 within 90 days after the settlement date, $700,000 within 150 days or $800,000 thereafter. Due to uncertainty surrounding the collection, the Company has fully reserved all amounts due from Bachmann.

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

There has been no material changes pertaining to risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

On November 10, 2008, the Company announced that its Board of Directors approved the purchase of up to $20 million of our common shares, from time to time over the subsequent 12 months. Under the terms of the Company’s Credit Agreement with Bank of America, our ability to repurchase our common shares is subject to approval by the bank. The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan
Through December 31, 2008	1,164,829	$5.10	1,164,829	$14,051,041

January 1 to January 31, 2009	—	—	1,164,829	$14,051,041

February 1 to February 28, 2009	—	—	1,164,829	$14,051,041

March 1 to March 31, 2009	1,142,766	$3.01	2,307,595	$10,613,749

Total First Quarter 2009	1,142,766	$3.01	2,307,595	$10,613,749

Cumulative through March 31, 2009	2,307,595	$4.06	2,307,595	$10,613,749

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.
Dated: May 7, 2009

	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Duly Authorized Officer)
Dated: May 7, 2009

	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer