Form 10-Q
period 2009-06-30
Hill International, Inc.
filed 2009-08-06
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

There were 38,763,370 shares of the Registrant’s Common Stock outstanding at August 3, 2009.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(Revised - Note 2)
Assets
Cash and cash equivalents	$34,939	$20,430
Cash - restricted	2,426	2,613
Accounts receivable, less allowance for doubtful accounts of $7,364 and $5,999	125,719	118,124
Accounts receivable - affiliate	4,014	9,136
Prepaid expenses and other current assets	10,563	10,043
Income taxes receivable	578	578
Deferred tax asset	1,642	568

Total current assets	179,881	161,492
Property and equipment, net	11,590	11,776
Cash - restricted, net of current portion	1,773	1,933
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,205	915
Acquired intangibles, net	18,333	19,774
Goodwill	42,967	41,290
Investments	12,072	11,854
Deferred tax asset	3,246	—
Other assets	8,518	5,007

Total assets	$279,585	$254,041

Liabilities and Stockholders’ Equity
Due to bank	$2,071	$2,906
Current maturities of notes payable	154	1,344
Accounts payable and accrued expenses	50,047	49,606
Accounts payable-related party	4,300	—
Income taxes payable	2,973	2,607
Deferred revenue	18,543	16,617
Other current liabilities	7,925	7,483

Total current liabilities	86,013	80,563
Notes payable, net of current maturities	27,969	14,637
Retainage payable	1,787	1,359
Deferred tax liabilities	9,534	4,569
Deferred revenue	2,630	3,559
Other liabilities	9,032	10,338

Total liabilities	136,965	115,025

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 42,947,080 shares and 41,715,185 shares issued at June 30, 2009 and December 31 2008, respectively	4	4
Additional paid-in capital	115,820	114,555
Retained earnings	55,035	45,957
Noncontrolling interests	3,809	3,510
Accumulated other comprehensive loss	(13,611)	(15,744)

	161,057	148,282
Less treasury stock of 4,251,454 shares and 1,764,111 shares at June 30, 2009 and December 31, 2008, respectively, at cost	(18,437)	(9,266)

Total stockholders’ equity	142,620	139,016

Total liabilities and stockholders’ equity	$279,585	$254,041

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
		(Revised - Note 2)		(Revised - Note 2)
Consulting fee revenue	$91,542	$81,790	$183,690	$151,428
Reimbursable expenses	12,801	15,090	24,587	26,345

Total revenue	104,343	96,880	208,277	177,773

Cost of services	52,256	45,082	104,944	82,336
Reimbursable expenses	12,801	15,090	24,587	26,345

Total direct expenses	65,057	60,172	129,531	108,681

Gross profit	39,286	36,708	78,746	69,092
Selling, general and administrative expenses	35,068	31,844	71,369	59,344
Equity in earnings of affiliates	(2,278)	(796)	(3,459)	(1,431)

Operating profit	6,496	5,660	10,836	11,179
Interest expense (income), net	320	16	533	(349)

Earnings before provision for income taxes	6,176	5,644	10,303	11,528
Provision for income taxes	1,161	1,426	734	269

Consolidated net earnings	5,015	4,218	9,569	11,259
Less: net earnings - noncontrolling interests	340	458	491	668

Net earnings attributable to Hill International, Inc.	$4,675	$3,760	$9,078	$10,591

Basic earnings per common share - Hill International, Inc.	$0.12	$0.09	$0.22	$0.26

Basic weighted average common shares outstanding	39,920	40,811	40,455	40,801

Diluted earnings per common share - Hill International, Inc.	$0.12	$0.09	$0.22	$0.26

Diluted weighted average common shares outstanding	40,297	41,238	40,726	41,180

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net earnings - Hill International, Inc.	$9,078	$10,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,516	2,683
Equity in earnings of affiliates	(3,459)	(1,431)
Earnings from noncontrolling interests	491	668
Provision for bad debts	2,137	631
Deferred tax (benefit)	309	(1,006)
Stock based compensation	1,325	1,764
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,936)	(11,358)
Accounts receivable - affiliate	5,122	2,310
Prepaid expenses and other current assets	(1,868)	(2,371)
Income taxes receivable	—	(27)
Retainage receivable	(290)	(264)
Other assets	(1,557)	93
Accounts payable and accrued expenses	324	(2,353)
Income taxes payable	383	(1,457)
Deferred revenue	1,401	(365)
Other current liabilities	444	3,384
Retainage payable	428	211
Other liabilities	(1,293)	322

Net cash flow provided by operating activities	6,555	2,025

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(32,461)
Distributions from affiliate	3,300	700
Payments for purchase of property and equipment	(1,668)	(3,976)

Net cash flow provided by (used in) investing activities	1,632	(35,737)

Cash flows from financing activities:
Due to bank	(840)	(724)
Payments on notes payable	(1,167)	(818)
Net borrowings on revolving loans	13,295	3
Proceeds from exercise of stock options and warrants	—	126
Proceeds from stock issued under employee stock purchase plan	303	—
Purchase of treasury stock under stock repurchase program	(4,871)	—

Net cash flow provided by (used in) financing activities	6,720	(1,413)

Effect of exchange rate changes on cash	(398)	(690)

Net increase (decrease) in cash and cash equivalents	14,509	(35,815)
Cash and cash equivalents – beginning of period	20,430	66,128

Cash and cash equivalents – end of period	$34,939	$30,313

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

Noncontrolling interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company on January 1, 2009. SFAS No. 160 requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. Prior period amounts were reclassified to conform to the current period presentation. The effect on the Company’s consolidated financial statements was not material.

Subsequent Events

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which became effective for periods ended after June 15, 2009. The statement requires the Company to evaluate subsequent events through the date the consolidated financial statements are filed with the Securities and Exchange Commission.

Transfers of Financial Assets

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the Company’s financial statements. SFAS 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS 166. The Company expects that SFAS 166 will not have a material effect on its financial position or results of operations.

Variable Interest Entities

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

Note 3 - Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended		Six months ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net earnings – Hill International, Inc.	$4,675	$3,760	$9,078	$10,591
Foreign currency translation adjustment, net of tax	5,805	584	1,650	1,417
Other	160	—	483	—

Comprehensive earnings	$10,640	$4,344	$11,211	$12,008

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	June 30, 2009	December 31, 2008
Billed	$106,142	$98,558
Retainage, current portion	3,774	4,696
Unbilled	23,167	20,869

	133,083	124,123
Allowance for doubtful accounts	(7,364)	(5,999)

	$125,719	$118,124

Note 5 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract rights	$7,394	$4,077	$7,628	$3,462
Client relationships	17,943	3,572	17,210	2,401
Trade names	1,317	677	1,200	409
Covenant not to compete	18	13	18	10

Total	$26,672	$8,339	$26,056	$6,282

Intangible assets, net	$18,333		$19,774

Amortization expense related to intangible assets totaled $850,000 and $748,000 for the three months ended June 30, 2009 and 2008, respectively, and totaled $1,674,000 and $1,230,000 for the six months ended June 30, 2009 and 2008, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2009 (remaining 6 months)	$1,973
2010	3,438
2011	3,334
2012	3,479
2013	2,033

Note 6 - Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2009 (in thousands):

Segment	Balance at December 31, 2008	Adjustments	Translation Adjustments	Balance at June 30, 2009
Project Management	$22,654	$—	$344	$22,998
Construction Claims	18,636	(34)	1,367	19,969

Total	$41,290	$(34)	$1,711	$42,967

Note 7 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

(in thousands)	June 30, 2009	December 31, 2008
Accounts payable	$17,318	$17,067
Accrued payroll	19,989	18,088
Accrued subcontractor fees	4,276	4,193
Accrued legal and professional cost	6,799	6,552
Accrued earnout related to Euromost acquisition	—	1,526
Other accrued expenses	1,665	2,180

	$50,047	$49,606

Note 8 - Notes Payable

Outstanding debt obligations are as follows:

(in thousands)	June 30, 2009	December 31, 2008
Revolving credit loan payable to a bank group led by Bank of America N.A. up to $100,000,000. The weighted average rate for all borrowings at June 30, 2009 was 4.0% (For more information see below)	$27,900	$14,500
Note payable, due February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%.	—	407
Revolving credit loan payable to Barclays Bank PLC up to £500,000 ($828,000 and $723,000 at June 30, 2009 and December 31, 2008, respectively), with interest at 2.00% plus The Bank of England rate of 0.50% (or 2.50%) at both June 30, 2009 and December 31, 2008, collateralized by cross guarantees of various United Kingdom companies. The loan has an expiration date of March 6, 2010.	—	106
Note payable in connection with the Euromost acquisition, non-interest bearing, due June 17, 2009	—	707
Other	223	261

	28,123	15,981
Less current maturities	154	1,344

Notes payable, net of current maturities	$27,969	$14,637

On June 30, 2009, the Company replaced the $60,000,000 credit facility that it entered into in 2008 with Bank of America, N.A. with a new credit facility providing the ability to borrow up to $100,000,000. The new credit facility has been made pursuant to the terms of a new credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012.

The Credit Agreement provides for Base Rate loans and Eurodollar Rate loans. Base Rate loans bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 1.75% and 2.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Eurodollar Rate loans bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate plus an Applicable Rate which may vary between 2.75% and 3.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing.

The Credit Agreement contains financial covenants regarding the Company’s consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type.

As of June 30, 2009, the Company had $6,912,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at June 30, 2009 was $31,730,000.

The Company also maintains a credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,132,000 at both June 30, 2009 and December 31, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at both June 30, 2009 and December 31, 2008 was 4.33%, plus 2.0% (or 6.33%). At June 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,410,000 and $1,414,000 at June 30, 2009 and December 31, 2008, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 8.0% (or 10.5% at both June 30, 2009 and December 31, 2008), collateralized by certain assets of the Company. At June 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility which expires on April 30, 2010.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,057,000 and $1,061,000 at June 30, 2009 and December 31, 2008 respectively). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2009 was 2.26%, plus 0.75% (or 3.01%) and at December 31, 2008 was 3.68%, plus 0.75% (or 4.43%). At June 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility which expires on December 18, 2009.

Note 9 - Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Six months ended
In thousands	June 30, 2009	June 30, 2008
Interest paid	$848	$212
Income taxes (refunded) paid	$(115)	$1,883

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

At June 30, 2009 and December 31, 2008, the Company reported receivables totaling $1,599,000 and $7,654,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2009 and 2008 was $9,493,000 and $6,680,000, respectively, and for the six-month periods ended June 30, 2009 and 2008 was $21,083,000 and $13,494,000, respectively.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.00% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At June 30, 2009 and December 31, 2008, the Company reported receivables totaling $2,415,000 and $1,482,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month period ended June 30, 2009 was $1,323,000 and for the six month period ended June 30, 2009 was $1,951,000.

The following table summarizes the Company’s equity in earnings from each of the above affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
In thousands:
Stanley Baker Hill	$1,754	$796	$2,860	$1,431
Hill TMG	534	—	608	—
Other	(10)	—	(9)	—

Total	$2,278	$796	$3,459	$1,431

Note 11 - Earnings per Share

Basic earnings per common share and diluted earnings per common share are presented in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 377,661 shares and 426,888 shares for the three-month periods ended June 30, 2009 and 2008, respectively, and 270,852 shares and 379,872 shares for the six-month periods ended June 30, 2009 and 2008, respectively. Certain stock options were excluded from the 2009 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 940,805 shares for the three-month period ended June 30, 2009, and 751,660 shares for the six-month period ended June 30, 2009. The 1,000,000 common shares, which were issued in April 2009 in connection with the 2008 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2009, in both the basic and diluted weighted average shares for the three- and six-month periods ended June 30, 2009.

Note 12 - Share-Based Compensation

At June 30, 2009, the Company had 2,066,395 options outstanding with a weighted average exercise price of $5.27. During the six-month period ended June 30, 2009, the Company granted 955,000 options, which vest over a five-year period and 200,000 options which vest over a four year-period. The options have a weighted average exercise price of $2.64 and a weighted-average contractual life of 4.65 years. The aggregate fair value of the options was $1,237,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life – 4.65 years; volatility – 48.2% and risk free interest rate – 1.85%. During the first six months of 2009, options for 68,000 shares with a weighted average exercise price of $7.29 were forfeited.

During the six-month period ended June 30, 2009, the Company issued 66,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the six-month period ended June 30, 2009, the Company issued 66,410 shares of common stock to certain directors under the Company’s 2009 Non-Employee Director Stock Grant Plan.

During the six-month period ended June 30, 2009, employees purchased 99,485 common shares, for an aggregate purchase price of $303,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $857,000 and $1,608,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and $1,325,000 and $1,764,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

Note 13 - Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. During 2009, the Company purchased a total of 2,487,343 shares at a cost of approximately $9,171,000, including 1,000,000 shares purchased from the Company’s Chairman and Chief Executive Officer for $4,300,000, which amount is included in “Accounts payable – related party” in the consolidated balance sheet at June 30, 2009. The transaction with the Company’s Chairman and Chief Executive Officer was authorized by the Board of Directors on June 30, 2009 and was based on the closing price of the Company’s common stock on that date. To date, the Company has purchased 3,652,172 shares of its common stock for an aggregate purchase price of $15,108,000, or $4.14 per share.

Note 14 - Income Taxes

During the six-month periods ended June 30, 2009 and 2008, the Company recognized income tax benefits of $1,873,000 and $2,506,000, respectively, due to the expiration of the statute of limitations upon the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions.

The following table indicates the changes to the Company’s uncertain tax positions for the three- and six-month periods ended June 30, 2009, including interest and penalties:

(in thousands)	Three months ended June 30, 2009	Six months ended June 30, 2009
Balance, beginning of period	$1,664	$3,395
Reductions due to the expiration of the statute of limitations	—	(1,471)
Reduction due to interest recalculation	(142)	(402)

Balance, June 30, 2009	$1,522	$1 ,522

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2009, potential interest and penalties related to uncertain tax positions amounting to $972,000 was included in the balance above. The balance is included in “Other liabilities” in the consolidated balance sheet at June 30, 2009.

The Company’s income tax expense for the three- and six-month periods ended June 30, 2008 was adversely affected by a modification to the cash to accrual adjustment which was required when the Company became a publicly-held entity in 2006. The net adjustment was $1,300,000.

The effective income tax rates for the three-month periods ended June 30, 2009 and 2008 were 18.8% and 25.3%, respectively, and the effective income tax rates for the six-month periods ended June 30, 2009 and 2008 were 7.1% and 2.3%, respectively. Excluding the effect of the reserve adjustments and the cash-to-accrual adjustment, the effective income tax rate would have been 21.5% and 2.0% for the three-month periods ended June 30, 2009 and 2008 respectively, and 25.3% and 11.0% respectively, for the six-month periods ended June 30, 2009 and 2008.

Note 15 - Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended
	June 30, 2009		June 30, 2008
Project Management	$71,640	78.3%	$59,331	72.5%
Construction Claims	19,902	21.7%	22,459	27.5%

Total	$91,542	100.0%	$81,790	100.0%

Total Revenue:

	Three months ended
	June 30, 2009		June 30, 2008
Project Management	$83,751	80.3%	$73,499	75.9%
Construction Claims	20,592	19.7%	23,381	24.1%

Total	$104,343	100.0%	$96,880	100.0%

Operating Profit:

	Three months ended
	June 30, 2009	June 30, 2008
Project Management before equity in earnings of affiliates	$9,810	$8,181
Equity in earnings of affiliates	2,278	796

	12,088	8,977
Construction Claims	885	2,095
Corporate Expenses	(6,477)	(5,412)

Total	$6,496	$5,660

Depreciation and Amortization Expense:

	Three months ended
	June 30, 2009	June 30, 2008
Project Management	$983	$912
Construction Claims	581	476

Subtotal segments	1,564	1,388
Corporate	222	183

Total	$1,786	$1,571

Consulting Fee Revenue by Geographic Region:

	Three months ended
	June 30, 2009		June 30, 2008
Americas	$18,451	20.2%	$19,291	23.6%
Europe	27,511	30.1%	27,961	34.2%
Middle East	31,722	34.6%	28,595	35.0%
North Africa	12,504	13.7%	3,919	4.8%
Asia/Pacific	1,354	1.4%	2,024	2.4%

Total	$91,542	100.0%	$81,790	100.0%

Total Revenue by Geographic Region:

	Three months ended
	June 30, 2009		June 30, 2008
Americas	$27,198	26.1%	$33,074	34.1%
Europe	28,302	27.1%	28,414	29.3%
Middle East	34,565	33.1%	29,232	30.2%
North Africa	12,858	12.3%	4,096	4.3%
Asia/Pacific	1,420	1.4%	2,064	2.1%

Total	$104,343	100.0%	$96,880	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended
	June 30, 2009		June 30, 2008
U.S. federal government	$11,749	12.8%	$9,588	11.7%
U.S. state, local and regional government	9,659	10.6%	8,687	10.6%
Foreign government	15,035	16.4%	6,814	8.3%
Private sector	55,099	60.2%	56,701	69.4%

Total	$91,542	100.0%	$81,790	100.0%

Total Revenue By Client Type:

	Three months ended
	June 30, 2009		June 30, 2008
U.S. federal government	$11,971	11.5%	$10,159	10.5%
U.S. state, local and regional government	22,210	21.3%	21,474	22.2%
Foreign government	15,320	14.7%	7,165	7.4%
Private sector	54,842	52.5%	58,082	60.0%

Total	$104,343	100.0%	$96,880	100.0%

Six Months Ended:

Consulting Fee Revenue:

	Six months ended
	June 30, 2009		June 30, 2008
Project Management	$141,340	76.9%	$108,707	71.8%
Construction Claims	42,350	23.1%	42,721	28.2%

Total	$183,690	100.0%	$151,428	100.0%

Total Revenue:

	Six months ended
	June 30, 2009		June 30, 2008
Project Management	$164,520	79.0%	$133,000	74.8%
Construction Claims	43,757	21.0%	44,773	25.2%

Total	$208,277	100.0%	$177,773	100.0%

Operating Profit:

	Six months ended
	June 30, 2009	June 30, 2008
Project Management before equity in earnings of affiliates	$17,763	$14,897
Equity in earnings of affiliates	3,459	1,431

	21,222	16,328
Construction Claims	3,208	5,631
Corporate Expenses	(13,594)	(10,780)

Total	$10,836	$11,179

Depreciation and Amortization Expense:

	Six months ended
	June 30, 2009	June 30, 2008
Project Management	$1,936	$1,424
Construction Claims	1,134	934

Subtotal segments	3,070	2,358
Corporate	446	325

Total	$3,516	$2,683

Consulting Fee Revenue by Geographic Region:

	Six months ended
	June 30, 2009		June 30, 2008
Americas	$37,686	20.5%	$38,020	25.1%
Europe	54,619	29.7%	48,896	32.3%
Middle East	66,143	36.0%	54,645	36.1%
North Africa	21,437	11.7%	6,401	4.2%
Asia/Pacific	3,805	2.1%	3,466	2.3%

Total	$183,690	100.0%	$151,428	100.0%

Total Revenue by Geographic Region:

	Six months ended
	June 30, 2009		June 30, 2008
Americas	$56,633	27.2%	$59,831	33.6%
Europe	56,237	27.0%	51,535	29.0%
Middle East	69,433	33.3%	56,168	31.6%
North Africa	21,996	10.6%	6,723	3.8%
Asia/Pacific	3,978	1.9%	3,516	2.0%

Total	$208,277	100.0%	$177,773	100.0%

Consulting Fee Revenue By Client Type:

	Six months ended
	June 30, 2009		June 30, 2008
U.S. federal government	$25,885	14.1%	$19,365	12.8%
U.S. state, local and regional government	19,232	10.5%	17,845	11.8%
Foreign government	24,359	13.3%	11,979	7.9%
Private sector	114,214	62.1%	102,239	67.5%

Total	$183,690	100.0%	$151,428	100.0%

Total Revenue By Client Type:

	Six months ended
	June 30, 2009		June 30, 2008
U.S. federal government	$26,449	12.7%	$20,438	11.5%
U.S. state, local and regional government	37,164	17.8%	37,864	21.3%
Foreign government	24,982	12.0%	13,462	7.6%
Private sector	119,682	57.5%	106,009	59.6%

Total	$208,277	100.0%	$177,773	100.0%

Total Assets by Geographic Region:

	June 30, 2009	December 31, 2008
Americas	$134,906	$138,189
Europe	84,036	68,603
Middle East	51,351	41,798
North Africa	5,880	1,876
Asia/Pacific	3,412	3,575

Total	279,585	$254,041

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2009	December 31, 2008
Americas	$6,292	$6,437
Europe	2,916	3,046
Middle East	1,847	1,748
North Africa	243	278
Asia/Pacific	292	267

Total	11,590	$11,776

Note 16 - Concentrations

The Company had two clients that accounted for 24% of total revenue for the three-month period ended June 30, 2009 and two clients which accounted for 22% of total revenue for the six-month period ended June 30, 2009. The Company had one client that accounted for 13% of total revenue for the three-month period ended June 30, 2008 and 11% of total revenue for the six-month period ended June 30, 2008.

The Company had two clients which accounted for 20% of consulting fee revenue for the three-month period ended June 30, 2009 and one client that accounted for 12% of consulting fee revenue for the six-month period ended June 30, 2009. The Company had no clients which accounted for 10% or more of consulting fee revenue in 2008.

One of the Company’s clients accounted for 15% of accounts receivable as of June 30, 2009.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 13% and 11% of total revenue during the three-month periods ended June 30, 2009 and 2008, respectively, and 14% and 12% of total revenue during the six-month periods ended June 30, 2009 and 2008, respectively.

Note 17 - Commitments and Contingencies

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

Note 18 - Subsequent Events

Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on August 6, 2009, and has concluded that, other than as noted below, there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

On July 31, 2009, the Company settled its contingent consideration obligation to the former shareholders of PCI. The original contingent obligation of $1,000,000 was reduced by indemnification claims totaling approximately $50,000. The Company issued 60,268 shares of its common stock, aggregating approximately $950,000 based on the closing price of its common on July 28, 2008, as the final installment for the acquisition of PCI.

On August 4, 2009, the Board of Directors authorized an increase in the total purchase price under the stock repurchase program from $20.0 million to $40.0 million and extended the deadline for purchases under the program to December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2008 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 2,300 employees operating from 80 offices in more than 30 countries.

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

Three Months Ended June 30, 2009 Compared to

Three Months Ended June 30, 2008

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended
(in thousands)	June 30, 2009		June 30, 2008		Change
Project Management	$71,640	78.3%	$59,331	72.5%	$12,309	20.7%
Construction Claims	19,902	21.7%	22,459	27.5%	(2,557)	(11.4)%

Total	$91,542	100.0%	$81,790	100.0%	$9,752	11.9%

Hill’s CFR grew 11.9% to $91,542,000 in the second quarter of 2009 from $81,790,000 in the second quarter of 2008. This was comprised of 9.3% organic growth primarily from the Middle East and North Africa and 2.6% from acquisitions.

During the second quarter of 2009, Hill’s project management CFR growth of 20.7% was comprised of 18.7% organic growth and 2.0% growth from acquisitions. The dollar increase in project management CFR consisted of a $13,364,000 increase in foreign projects and a decrease of $1,055,000 in domestic projects. The increase in foreign project management CFR was primarily due to a $4,943,000 increase generated in the Middle East and $8,585,000 in North Africa. Growth in our CFR in the Middle East has been strong primarily due to our involvement with the Iraq reconstruction efforts funded by the United States government. The decrease in domestic project management CFR revenue was primarily due to decreased work in the Texas region.

During the second quarter of 2009, Hill’s construction claims CFR decrease of 11.4% was comprised of 15.4% decrease in organic work offset by a 4.0% growth from the acquisitions of PCI Group, LLC (“PCI”) and Chitester Management Systems, Inc. (“Chitester”). The dollar change in construction claims CFR is primarily attributable to a $2,764,000 decrease due to the change in the average exchange rate of the British pound to the U.S. dollar from an average of $1.97 during the second quarter of 2008 to $1.55 for the second quarter of 2009.

Reimbursable Expenses

	Three months ended
(in thousands)	June 30, 2009		June 30, 2008		Change
Project Management	$12,111	94.6%	$14,167	93.9%	$(2,056)	(14.5)%
Construction Claims	690	5.4%	923	6.1%	(233)	(25.3)%

Total	$12,801	100.0%	$15,090	100.0%	$(2,289)	(15.2)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $4,214,000 in New York and $906,000 in Philadelphia partially offset by an increase in subcontractor fees in the Middle East of $2,464,000.

Cost of Services

	Three months ended
	June 30, 2009			June 30, 2008			Change
(in thousands)			% of CFR			% of CFR	$	%
Project Management	$42,883	82.1%	59.9%	$35,393	78.5%	59.7%	$7,490	21.2%
Construction Claims	9,373	17.9%	47.1%	9,689	21.5%	43.1%	(316)	(3.3)%

Total	$52,256	100.0%	57.1%	$45,082	100.0%	55.1%	$7,174	15.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $4,769,000 and an increase of $2,720,000 in other direct costs resulting from increased work primarily in North Africa and the Middle East.

The decrease in the cost of services for construction claims was due primarily to a decrease of $367,000 in direct labor as a result of decreased work.

Gross Profit

	Three months ended						Change
	June 30, 2009			June 30, 2008
(in thousands)			% of CFR			% of CFR
Project Management	$28,757	73.2%	40.1%	$23,938	65.2%	40.3%	$4,819	20.1%
Construction Claims	10,529	26.8%	52.9%	12,770	34.8%	56.9%	(2,241)	(17.5)%

Total	$39,286	100.0%	42.9%	$36,708	100.0%	44.9%	$2,578	7.0%

The increase in project management gross profit included $5,361,000 from foreign project management of which $3,738,000 is attributable to increases in North Africa due to the increased CFR discussed above which was partially offset by a devaluation of the Euro against the U.S. dollar.

The decrease in construction claims gross profit of $2,241,000 included a decrease of $2,397,000 in the United Kingdom, the Middle East and Asia/Pacific primarily due to decreased CFR and the decrease in the British pound to the U.S. dollar from the first quarter of 2008 to the first quarter of 2009.

The decrease in the construction claims gross profit as a percentage of CFR is due primarily to decreases in the Middle East where some large high margin projects occurred during the early part of 2008. Also, in the Middle East, average salary costs for new hires increased during the latter part of 2008 causing lower margins.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended
	June 30, 2009		June 30, 2008		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$35,068	38.3%	$31,844	38.9%	$3,224	10.1%

The significant components of the change in SG&A are as follows:

•

An increase in unapplied labor of $1,608,000. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holiday and other non-billable tasks. The increase is due primarily to an increase of $640,000 in the Project Management Group for the Middle East and North Africa due to increased staff required to support the increase in revenue and an increase of $585,000 in the Project Management Group for the Americas as a result of lower labor utilization.

•	An increase in indirect labor expense of $1,351,000 supporting the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent growth.

•	An increase of $654,000 for bad debt expense primarily from the Middle East and North Africa.

•

An increase of $792,000 in losses on foreign exchange transactions primarily in North Africa and the UK due to the fluctuation in the exchange rate of the British pound and the Libyan dinar to the U.S. dollar.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates increased $1,482,000, from $796,000 in the second quarter of 2008 to $2,278,000 in the second quarter of 2009, primarily due to increased work in Iraq by SBH and new work by Hill TMG.

Our share of the earnings of SBH increased $958,000 from $796,000 in the second quarter of 2008 to $1,754,000 in the second quarter of 2009.

Our share of the earnings of Hill TMG was $534,000 in the second quarter of 2009.

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

Operating Profit

Operating profit increased $836,000, or 14.8%, to $6,496,000 in the second quarter of 2009, from a profit of $5,660,000 in the same period of 2008, principally due to increased CFR partially offset by increased SG&A expenses. In addition, the lower valuation of the British pound and the Euro versus the U.S. dollar decreased our operating profit by approximately $821,000 from the same period of 2008.

Interest Expense, net

Net interest expense increased $304,000 to $320,000 in the three-month period ended June 30, 2009 as compared with a net interest expense of $16,000 in the three-month period ended June 30, 2008, primarily due to increased borrowing under the Company’s credit facility.

Income Taxes

For the three-month periods ended June 30, 2009 and 2008, we recognized net tax expense of $1,161,000 and $1,426,000, respectively. The Company’s income tax expense for the three-month period ended June 30, 2009 was net of $142,000 benefit related to interest recalculations recognized as a reduction in the reserves for uncertain tax positions. The Company’s income tax expense for the three month period ended June 30, 2008 was adversely affected by a modification to the cash-to-accrual adjustment which was required when the Company became a publicly held entity in 2006. The net adjustment was $1,300,000.

The effective income tax rates for the three-month periods ended June 30, 2009 and 2008 were 18.8% and 25.3%, respectively. Excluding the effect of the reserve reduction and the cash-to-accrual adjustment, the effective income tax expense rate would have been 21.5% and 2.0% for the three-month periods ended June 30, 2009 and 2008, respectively. This increase was caused by the shift of earnings to higher taxed jurisdictions.

Net Earnings

Our net earnings attributable to Hill International, Inc. for the second quarter of 2009 were $4,675,000, or $0.12 per diluted common share based upon 40,297,000 diluted common shares outstanding, as compared to net earnings for the second quarter of 2008 of $3,760,000, or $0.09 per diluted common share based upon 41,238,000 diluted common shares outstanding. Net earnings were favorably affected by higher CFR and equity in earnings of affiliates, partially offset by the decrease in gross profit percentages, higher SG&A expenses and the impact of exchange rates as the U.S. dollar strengthened against the British pound and the Euro.

Six Months Ended June 30, 2009 Compared to

Six Months Ended June 30, 2008

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended
	June 30, 2009		June 30, 2008		Change
(in thousands)
Project Management	$141,340	76.9%	$108,707	71.8%	$32,633	30.0%
Construction Claims	42,350	23.1	42,721	28.2	(371)	(0.9)

Total	$183,690	100.0%	$151,428	100.0%	$32,262	21.3%

Hill’s CFR grew 21.3% to $183,690,000 for the six months ended June 30, 2009 from $151,428,000 for the six months ended June 30, 2008. This was comprised of 15.4% organic growth, primarily from the Middle East and North Africa, and 5.9% from acquisitions.

During the six months ended June 30, 2009, Hill’s project management CFR growth of 30.0% was comprised of 23.6% organic growth and 6.4% growth from acquisitions. The dollar increase in project management CFR consisted of a $34,373,000 increase in foreign projects and a decrease of $1,740,000 in domestic projects. The increase in foreign project management CFR was primarily due to an $11,246,000 increase generated in the Middle East, $15,035,000 in North Africa and $7,769,000 in Europe. Growth in our CFR in the Middle East has been strong primarily due to our involvement with the Iraq reconstruction efforts funded by the United States government. Growth in Europe was partially due to the acquisitions of Gerens and Euromost generating increases in CFR of $3,726,000. The decrease in domestic project management CFR revenue was primarily due to decreased work in the Texas region.

During the six months ended June 30, 2009, Hill’s construction claims CFR decrease of 0.9% was comprised of a 5.4% decrease in organic work offset by 4.5% growth from the acquisitions of PCI and Chitester. The dollar decrease in construction claims CFR is primarily attributable to a decrease in foreign construction claims CFR of $1,778,000 driven primarily by decreased work in the UK and an increase in domestic construction claims CFR of $1,407,000 due primarily to PCI and Chitester which were acquired after the second quarter of 2008. The CFR for the UK was negatively impacted by $6,500,000 due to the decrease in the exchange rate of the British pound to the U.S. dollar from 2008 to 2009.

Reimbursable Expenses

	Six months ended
	June 30, 2009		June 30, 2008		Change
(in thousands)
Project Management	$23,180	94.3%	$24,293	92.2%	$(1,113)	(4.6)%
Construction Claims	1,407	5.7	2,052	7.8	(645)	(31.4)

Total	$24,587	100.0%	$26,345	100.0%	$(1,758)	(6.7)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $2,452,000 in New York and $883,000 in Europe partially offset by an increase in subcontractor fees in the Middle East of $1,980,000.

Cost of Services

	Six months ended
	June 30, 2009		% of CFR	June 30, 2008		% of CFR	Change
(in thousands)
Project Management	$85,187	81.2%	60.3%	$64,724	78.6%	59.5%	$20,463	31.6%
Construction Claims	19,757	18.8%	46.7%	17,612	21.4%	41.2%	2,145	12.2%

Total	$104,944	100.0%	57.1%	$82,336	100.0%	54.4%	$22,608	27.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $13,372,000 required to produce the higher volume of CFR and an increase in other direct costs of $7,091,000 due to increased work primarily in North Africa.

The increase in the cost of services for construction claims was due primarily to an increase in direct labor of $1,066,000 in the Middle East due to increases in the average salary cost in the latter part of 2008.

Gross Profit

	Six months ended
	June 30, 2009		% of CFR	June 30, 2008		% of CFR	Change
(in thousands)
Project Management	$56,153	71.3%	39.7%	$43,983	63.7%	40.5%	$12,170	27.7%
Construction Claims	22,593	28.7%	53.3%	25,109	36.3%	58.8%	(2,516)	(10.0)%

Total	$78,746	100.0%	42.9%	$69,092	100.0%	45.6%	$9,654	14.0%

The increase in project management gross profit included $13,130,000 from foreign project management of which $12,924,000 is attributable to increases in the Middle East, Europe and North Africa due to the increased CFR discussed above which was partially offset by a devaluation of the Euro.

The decrease in construction claims gross profit of $2,516,000 included a decrease of $2,118,000 in the United Kingdom primarily due to the impact of a decrease of approximately 24% in the average British pound to U.S. dollar exchange rate from the first six months of 2008 to the first six months of 2009.

The decrease in the construction claims gross profit as a percentage of CFR is due primarily to decreases in the Middle East and Europe where some large high margin projects occurred during the early part of 2008. Also, in the Middle East, average salary costs for new hires in the latter part of 2008 were higher than the existing staff causing lower margins.

Selling, General and Administrative

(“SG&A”) Expenses

	Six months ended
	June 30, 2009		June 30, 2008		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$71,369	38.9%	$59,344	39.2%	$12,025	20.3%

The increase in SG&A expenses is partially attributable to an increase of $2,111,000 from the 2008 Euromost, PCI and Chitester acquisitions. The significant components of the change are as follows:

•

An increase in unapplied labor of $3,967,000 including $1,051,000 for Euromost, Chitester and PCI. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holiday and other non-billable tasks. This increase was primarily due to the increased staff required to support the increase in revenue in the Middle East and North Africa and an increase in the U.S. project managemenet operations due to a decrease in labor utilization especially in the Western U.S. offices.

•

An increase in indirect labor expense of $3,855,000 supporting the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent growth. This increase includes $1,912,000 for Gerens Management Group S.A. (“Gerens”), Euromost Polska Sp. z o.o (“Euromost”), PCI and Chitester.

•	An increase of $1,511,000 for bad debt expense including increases in the Middle East and North Africa of $1,156,000.

•	An increase of $1,216,000 in losses in foreign exchange primarily in North Africa and the UK due to the devaluation of the British pound and the Libyan dinar to the U.S. dollar.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates, increased $2,028,000, from $1,431,000 in the six-month period ended June 30, 2008 to $3,459,000 in the six-month period ended June 30, 2009, primarily due to the increased work in Iraq by SBH and new work by Hill TMG.

Our share of the earnings of SBH increased $1,429,000, from $1,431,000 in the six-month period ended June 30, 2008 to $2,860,000 in the six-month period ended June 30, 2009.

Our share of the earnings of Hill TMG was $608,000 in the six-month period ended June 30, 2009.

Operating Profit

Operating profit decreased $343,000, or 3.1%, to $10,836,000 during the six months ended June 30, 2009, from a profit of $11,179,000 in the same period of 2008, principally due to lower gross margin percentages and increased SG&A expenses. In addition, the lower valuation of the British pound and the Euro versus the U.S. dollar decreased our operating profit by approximately $1,779,000.

Interest Expense (Income), net

Net interest expense increased $882,000 to $533,000 in the six-month period ended June 30, 2009 as compared with a net interest income of $349,000 in the six-month period ended June 30, 2008, primarily due to increased borrowing under the Company’s senior credit facility.

Income Taxes

For the six-month periods ended June 30, 2009 and 2008, the Company recognized net tax expense of $734,000 and $269,000, respectively. Income tax expense for the six-month periods ended June 30, 2009 and 2008 were net of tax benefits of $1,873,000 and $2,506,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as a reduction in the reserves for uncertain tax positions. The Company’s income tax expense for the six-month period ended June 30, 2008 was adversely affected by a modification to the cash-to-accrual adjustment which was required when the Company became a publicly held entity in 2006. The net adjustment was $1,300,000.

The effective income tax rates for the six-month periods ended June 30, 2009 and 2008 were 7.1% and 2.3%, respectively. Excluding the effect of the reserve reduction and the cash-to-accrual adjustment, the effective income tax expense rate would have been 25.3% and 11.0% for the six-month periods ended June 30, 2009 and 2008, respectively. This increase was caused by a shift of earnings to higher taxed jurisdictions

Net Earnings

Our net earnings attributable to Hill International, Inc. for the six-month period ended June 30, 2009 were $9,078,000, or $0.22 per diluted common share based upon 40,726,000 diluted common shares outstanding, as compared to net earnings for the six-month period ended June 30, 2008 of $10,591,000, or $0.26 per diluted common share based upon 41,180,000 diluted common shares outstanding. Net earnings were adversely affected due to the decrease in gross profit percentages, higher SG&A expenses and the impact of exchange rates as the U.S. dollar strengthened against the British pound and the Euro.

Liquidity and Capital Resources

The Company has historically funded its business activities with cash flow from operations and borrowings under credit facilities.

Credit Facilities

On June 30, 2009, we replaced our $60,000,000 credit facility that we entered into in 2008 with Bank of America, N.A. with a new credit facility providing the ability to borrow up to $100,000,000. The new credit facility has been made pursuant to the terms of a new credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among us, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, and PNC Bank N.A. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012.

The Credit Agreement provides for Base Rate loans and Eurodollar Rate loans. Base Rate loans will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 1.75% and 2.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Eurodollar Rate loans will bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate plus an Applicable Rate which may vary between 2.75% and 3.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing.

The Credit Agreement contains covenants regarding the Company’s consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type.

At June 30, 2009, the Company had $6,912,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at June 30, 2009 was $31,495,000.

We currently have four additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,132,000 at June 30, 2009) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2009 was 4.3%, plus 2.0% (or 6.3%). At June 30, 2009, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

•

A credit facility with a European bank for €1,000,000 (approximately $1,410,000 at June 30, 2009) secured by receivables from one specific project. The interest rate on this facility is bank prime, which at June 30, 2009 was 8.0%, plus 2.5% (of 10.5%). At June 30, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2010.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,057,000 at June 30, 2009). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2009 was 2.3%, plus 0.75% (or 3.1%). At June 30, 2009 there were no outstanding borrowings under this facility which expires on December 18, 2009.

•

The Company also maintains a revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $828,000 at June 30, 2009), with an interest rate at 2.00% plus the Bank of England rate of 0.5% (or 2.50%) at June 30, 2009, collateralized by cross guarantees of various United Kingdom companies. The loan has an expiration date of March 6, 2010.

Additional Capital Requirements

Due to our recent accelerated growth and recent global economic environment, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue to fund our growth, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Sources of Additional Capital

At June 30, 2009, our cash and cash equivalents amounted to approximately $34,939,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2009

For the six months ended June 30, 2009, our cash increased by $14,509,000 to $34,939,000. Cash provided by operations was $6,555,000, cash provided by investing activities was $1,632,000 and cash provided by financing activities was $6,720,000. We also experienced a decrease in cash of $398,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $6,555,000. Cash provided by operations as a result of net earnings attributable to Hill International, Inc. of $9,078,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	depreciation and amortization of $3,516,000;

•	bad debt expense of $2,137,000;

•	equity in earnings of affiliates of ($3,459,000); and

•	stock based compensation expense of $1,325,000.

Working capital changes which increased cash provided from operations included the following:

•	a decrease in accounts receivable - affiliates of $5,122,000 due to the timing of collections from SBH and Hill TMG; and

•	an increase in deferred revenue of $1,401,000, principally due to the timing of advance payments on projects overseas.

Working capital changes which decreased cash provided from operations included the following:

•	an increase in accounts receivable of $9,936,000 due to increased revenue as a result of organic growth and acquisitions; and

•	an increase in prepaid expenses and other current assets of $1,868,000 due to the timing of payments for various selling, general and administrative expenses.

Investing Activities

Net cash provided by investing activities was $1,632,000. We spent $1,668,000 to purchase computers, office equipment, furniture and fixtures and we also received $3,300,000 as distributions from SBH.

Financing Activities

Net cash provided by financing activities was $6,720,000. We received $13,295,000 in net borrowings under our credit facilities and we also received $303,000 from stock sales pursuant to our 2008 Employee Stock Purchase Plan. We repurchased approximately 1,487,000 shares of our common stock through open market purchases amounting to $4,871,000 under our stock repurchase program. We purchased an additional 1,000,000 shares from our Chairman and Chief Executive Officer for $4,300,000 through a private transaction effective June 30, 2009. That transaction was settled on July 1, 2009. We made payments on notes payable amounting to $1,167,000. Due to bank decreased $840,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

FASB Statement No. 141 (revised 2007)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which became effective for business combination transactions having an acquisition date on or after January 1, 2009. This standard requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their respective fair values. The Statement requires acquisition-related costs, as well as restructuring costs the acquirer expects to incur for which it is not obligated at acquisition date, to be recorded against income rather than included in purchase-price determination. It also requires recognition of contingent arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income. Because this standard is applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which became effective for the Company on January 1, 2009, with retroactive adoption of the Statement’s presentation and disclosure requirements for existing minority interests. This standard requires ownership interests in subsidiaries held by parties other than the parent to be presented within the equity section of the consolidated balance sheet but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated income statement. Certain changes in a parent’s ownership interest are to be accounted for as equity transactions and when a subsidiary is deconsolidated, any noncontrolling equity investment in the former subsidiary is to be initially measured at fair value. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

FASB Statement No. 166

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the Company’s financial statements. SFAS No. 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS No. 166. The Company expects that SFAS No. 166 will not have a material effect on its financial position or results of operations.

FASB Statement No. 167

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primarily qualitative analysis. SFAS No. 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS No. 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of SFAS No. 167 will not have a material effect on its financial position or results of operations.

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

Our backlog was approximately $611,000,000 at June 30, 2009 compared to $598,000,000 at March 31, 2009. We estimate that approximately $279,000,000, or 45.7%, of the backlog at June 30, 2009 will be recognized during the twelve months subsequent to June 30, 2009.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the company where some or all of the work has not yet been authorized. As of June 30, 2009, approximately $507,000,000, or 83.0%, of our backlog was in category 1 and approximately $104,000,000, or 17.0%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order contracts, or a lesser amount if we do not reasonably expect task orders to be issued for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenues from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.

In thousands	Total Backlog		12 Month Backlog
	$	%	$	%
As of June 30, 2009:
Project Management	$579,000	94.8%	$251,000	90.2%
Construction Claims	32,000	5.2	28,000	9.8

Total	$611,000	100.0%	$279,000	100.0%

As of March 31, 2009:
Project Management	$559,000	93.5%	$242,000	89.6%
Construction Claims	39,000	6.5	28,000	10.4

Total	$598,000	100.0%	$270,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2008.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2009, our disclosure controls and procedures were effective. During the second quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Stockholders on June 10, 2009. At the Annual Meeting, our stockholders voted on the following proposals identified in our Proxy Statement dated May 11, 2009:

(1)	Vote for the Election of Directors:

The following directors were elected to serve as members of our Board of Directors:

	For	Withheld
Brian W. Clymer	32,527,214	1,807,962
Camille S. Andrews	34,044,768	290,408

(2)	Vote for the Company’s 2009 Non-Employee Director Stock Grant Plan:

For	Against	Abstained
31,057,290	404,038	29,118

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: August 6, 2009	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer

Dated: August 6, 2009	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer