Form 10-Q
period 2009-09-30
Hill International, Inc.
filed 2009-11-06
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  ☐    No  ☒

There were 38,771,398 shares of the Registrant’s Common Stock outstanding at November 3, 2009.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 1.	Financial Statements and Supplementary Data

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(unaudited)	(Revised - Note 2)
Assets
Cash and cash equivalents	$29,586	$20,430
Cash - restricted	2,685	2,613
Accounts receivable, less allowance for doubtful accounts of $8,209 and $5,999	141,051	118,124
Accounts receivable - affiliate	5,035	9,136
Prepaid expenses and other current assets	10,369	10,043
Income taxes receivable	581	578
Deferred tax asset	1,705	568

Total current assets	191,012	161,492
Property and equipment, net	11,355	11,776
Cash - restricted, net of current portion	2,284	1,933
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,472	915
Acquired intangibles, net	17,825	19,774
Goodwill	43,271	41,290
Investments	13,627	11,854
Deferred tax asset	3,649	—
Other assets	7,873	5,007

Total assets	$292,368	$254,041

Liabilities and Stockholders’ Equity
Due to bank	$2,812	$2,906
Current maturities of notes payable	443	1,344
Accounts payable and accrued expenses	56,272	49,606
Income taxes payable	1,335	2,607
Deferred revenue	17,687	16,617
Other current liabilities	6,170	7,483

Total current liabilities	84,719	80,563
Notes payable, net of current maturities	32,830	14,637
Retainage payable	2,050	1,359
Deferred tax liabilities	11,048	4,569
Deferred revenue	2,448	3,559
Other liabilities	9,364	10,338

Total liabilities	142,459	115,025

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 43,022,530 shares and 41,715,185 shares issued at September 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	117,267	114,555
Retained earnings	60,867	45,957
Noncontrolling interests	3,999	3,510
Accumulated other comprehensive loss	(13,791)	(15,744)

	168,346	148,282
Less treasury stock of 4,251,454 shares and 1,764,111 shares at September 30, 2009 and December 31, 2008, respectively, at cost	(18,437)	(9,266)

Total stockholders’ equity	149,909	139,016

Total liabilities and stockholders’ equity	$292,368	$254,041

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(Revised - Note 2)		(Revised - Note 2)
Consulting fee revenue	$86,697	$87,274	$270,388	$238,702
Reimbursable expenses	16,498	10,826	41,085	37,171

Total revenue	103,195	98,100	311,473	275,873

Cost of services	50,924	48,982	155,868	131,318
Reimbursable expenses	16,498	10,826	41,085	37,171

Total direct expenses	67,422	59,808	196,953	168,489

Gross profit	35,773	38,292	114,520	107,384
Selling, general and administrative expenses	31,536	32,609	102,907	91,953
Equity in earnings of affiliates	(3,931)	(1,563)	(7,390)	(2,994)

Operating profit	8,168	7,246	19,003	18,425
Interest expense (income), net	511	32	1,043	(317)

Earnings before provision for income taxes	7,657	7,214	17,960	18,742
Provision for income taxes	1,636	1,829	2,370	2,098

Consolidated net earnings	6,021	5,385	15,590	16,644
Less: net earnings - noncontrolling interests	189	178	680	846

Net earnings attributable to Hill International, Inc.	$5,832	$5,207	$14,910	$15,798

Basic earnings per common share - Hill International, Inc.	$0.15	$0.13	$0.37	$0.39

Basic weighted average common shares outstanding	38,839	40,997	39,911	40,866

Diluted earnings per common share - Hill International, Inc.	$0.15	$0.13	$0.37	$0.38

Diluted weighted average common shares outstanding	39,466	41,472	40,292	41,282

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Consolidated net earnings	$15,590	$16,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,414	4,248
Equity in earnings of affiliates	(7,390)	(2,994)
Provision for bad debts	3,121	830
Deferred tax provision	1,218	1,659
Stock based compensation	1,757	2,151
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,888)	(11,546)
Accounts receivable - affiliate	4,101	130
Prepaid expenses and other current assets	(1,404)	(2,118)
Income taxes receivable	(2)	(43)
Retainage receivable	(557)	(505)
Other assets	615	(3,413)
Accounts payable and accrued expenses	5,220	(1,724)
Income taxes payable	(1,457)	(2,624)
Deferred revenue	(1,027)	(1,852)
Other current liabilities	(345)	3,500
Retainage payable	665	367
Other liabilities	(1,161)	(309)

Net cash flow provided by operating activities	1,470	2,401

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(36,450)
Distributions from affiliate	6,300	1,700
Contributions in affiliate	(312)	—
Payments for purchase of property and equipment	(2,245)	(6,177)

Net cash flow provided by (used in) investing activities	3,743	(40,927)

Cash flows from financing activities:
Due to bank	(180)	(875)
Payments on notes payable	(1,220)	(860)
Net borrowings on revolving loans	18,484	5,270
Deferred loan costs	(1,741)	—
Proceeds from exercise of stock options and warrants	—	560
Proceeds from stock issued under employee stock purchase plan	384	—
Purchase of treasury stock under stock repurchase program	(9,171)	—

Net cash flow provided by financing activities	6,556	4,095

Effect of exchange rate changes on cash	(2,613)	(5,456)

Net increase (decrease) in cash and cash equivalents	9,156	(39,887)
Cash and cash equivalents – beginning of period	20,430	66,128

Cash and cash equivalents – end of period	$29,586	$26,241

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The interim operating results are not necessarily indicative of the results for a full year.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental GAAP recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

New Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. In accordance with this new standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations for all periods presented. The adoption of this standard did not impact earnings per share attributable to the Company’s common stockholders.

On June 30, 2009, the Company adopted a new accounting standard issued by the FASB that requires the Company to evaluate subsequent events through the date the consolidated financial statements are filed with the Securities and Exchange Commission.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The application of this standard is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

In June 2009, the FASB issued a new accounting standard that is to be applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the Company’s financial statements. The standard limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, has been eliminated. The Company expects that adoption of this accounting standard will not have a material effect on its financial position or results of operations.

In June 2009, FASB amended an accounting standard which deals with accounting for variable interest entities. The amendment is effective for reporting periods beginning after November 15, 2009. The amendment changes the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primarily qualitative analysis. The amendment defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of the amendment, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of this amendment will not have a material effect on its financial position or results of operations.

Note 3 - Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended		Nine months ended
(in thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net earnings – Hill International, Inc.	$5,832	$5,207	$14,910	$15,798
Foreign currency translation adjustment, net of tax	16	(6,485)	1,740	(5,068)
Other, net of tax	(196)	—	213	—

Comprehensive earnings	$5,652	$(1,278)	$16,863	$10,730

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Billed	$124,626	$98,558
Retainage, current portion	3,107	4,696
Unbilled	21,527	20,869

	149,260	124,123
Allowance for doubtful accounts	(8,209)	(5,999)

	$141,051	$118,124

Note 5 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract rights	$7,804	$4,598	$7,628	$3,462
Client relationships	18,078	4,084	17,210	2,401
Trade names	1,354	732	1,200	409
Covenant not to compete	18	15	18	10

Total	$27,254	$9,429	$26,056	$6,282

Intangible assets, net	$17,825		$19,774

Amortization expense related to intangible assets totaled $914,000 and $737,000 for the three months ended September 30, 2009 and 2008, respectively, and totaled $2,589,000 and $1,967,000 for the nine months ended September 30, 2009 and 2008, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2009 (remaining 3 months)	$867
2010	3,438
2011	3,334
2012	2,479
2013	2,033

Note 6 - Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2009 and noted no impairment for either of its reporting units.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2009 (in thousands):

Segment	Balance at December 31, 2008	Adjustments	Translation Adjustments	Balance at September 30, 2009
Project Management	$22,654	$(34)	$559	$23,179
Construction Claims	18,636	(50)	1,506	20,092

Total	$41,290	$(84)	$2,065	$43,271

Note 7 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

(in thousands)	September 30, 2009	December 31, 2008
Accounts payable	$18,638	$17,067
Accrued payroll	20,299	18,088
Accrued subcontractor fees	6,960	4,193
Accrued legal and professional cost	8,455	6,552
Accrued earnout related to Euromost acquisition	—	1,526
Other accrued expenses	1,920	2,180

	$56,272	$49,606

Note 8 - Notes Payable

Outstanding debt obligations are as follows:

(in thousands)	September 30, 2009	December 31, 2008
Revolving credit loan payable to a bank group led by Bank of America, N.A. up to $100,000,000. The weighted average rate for all borrowings at September 30, 2009 was 3.9% (For more information see below).	$32,700	$14,500
Note payable, paid February 1, 2009, for the Pickavance acquisition with an original issue discount of $231,000 at an imputed interest rate of 8.0%.	—	407
Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $798,000 and $723,000 at September 30, 2009 and December 31, 2008, respectively), with interest at 2.00% plus The Bank of England rate of 0.50% (or 2.50%) at both September 30, 2009 and December 31, 2008, collateralized by cross guarantees of various United Kingdom companies. The loan has an expiration date of March 6, 2010.	410	106
Note payable in connection with the Euromost acquisition, non-interest bearing, paid June 17, 2009.	—	707
Other	163	261

	33,273	15,981
Less current maturities	443	1,344

Notes payable, net of current maturities	$32,830	$14,637

On June 30, 2009, the Company replaced the $60,000,000 credit facility that it entered into in 2008 with Bank of America, N.A. with a new credit facility providing the ability to borrow up to $100,000,000. The new credit facility has been made pursuant to the terms of a new credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the new credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains financial covenants regarding the Company’s consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At September 30, 2009, the Company was in compliance with all of the loan covenants.

As of September 30, 2009, the Company had $7,451,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at September 30, 2009 was $34,479,000.

The Company also maintains a credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,131,000 at both September 30, 2009 and December 31, 2008) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2009 was 2.16%, plus 2.0% (or 4.16%) and at December 31, 2008 was 4.33%, plus 2.0% (or 6.33%). At both September 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,459,000 and $1,414,000 at September 30, 2009 and December 31, 2008, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 6.50% (or 9.00%) at September 30, 2009 and 2.50% plus the Bank’s prime rate of 8.00% (or 10.50%) at December 31, 2008, collateralized by certain assets of the Company. At September 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility which expires on April 30, 2010.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,091,000 and $1,061,000 at September 30, 2009 and December 31, 2008 respectively). The interest rate on that facility is the three month EURIBOR rate which at September 30, 2009 was 1.50%, plus 0.75% (or 2.25%) and at December 31, 2008 was 3.68%, plus 0.75% (or 4.43%). At September 30, 2009 and December 31, 2008, there were no outstanding borrowings under this facility which expires on December 18, 2009.

Note 9 - Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Nine months ended
In thousands	September 30, 2009	September 30, 2008
Interest paid	$1,435	$283
Income taxes (refunded) paid	$2,040	$4,925

Effective July 31, 2009, the Company issued 60,268 shares of its common stock in final settlement of the contingent consideration, initially estimated at $1,000,000, for the acquisition of PCI Group, LLC. Per the acquisition agreement, the shares were valued using $15.77 per share, the closing price on July 28, 2008, or a total of approximately $950,000. Upon issuance, the Company increased additional paid-in capital by $950,000, reduced goodwill by $50,000 and eliminated the estimate of $1,000,000 originally reflected in accrued expenses.

Note 10 - Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”) and its ownership of 50.00% of the members’ equity of Hill TMG.

Stanley Baker Hill, LLC

SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc. and Hill. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

At September 30, 2009 and December 31, 2008, the Company reported receivables totaling $1,326,000 and $7,654,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods September 30, 2009 and 2008 was $7,682,000 and $7,417,000, respectively, and for the nine-month periods ended September 30, 2009 and 2008 was $28,766,000 and $20,911,000, respectively.

Hill TMG

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At September 30, 2009 and December 31, 2008, the Company reported receivables totaling $2,318,000 and $1,482,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended September 30, 2009 and 2008 was $786,000 and $906,000, respectively and for the nine-month periods ended September 30, 2009 and 2008 was $2,737,000 and $1,368,000, respectively.

The following table summarizes the Company’s equity in earnings from affiliates:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
In thousands:
Stanley Baker Hill	$3,585	$700	$6,445	$2,131
Hill TMG	$339	863	947	863
Other	$7	—	(2)	—

Total	$3,931	$1,563	$7,390	$2,994

Note 11 - Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 626,557 shares and 475,828 shares for the three-month periods ended September 30, 2009 and 2008, respectively, and 381,062 shares and 415,520 shares for the nine-month periods ended September 30, 2009 and 2008, respectively. Certain stock options were excluded from the 2009 calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 891,500 shares for the three-month period ended September 30, 2009, and 808,273 shares for the nine-month period ended September 30, 2009. The 1,000,000 common shares, which were issued in April 2009 in connection with the 2008 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2009, in both the basic and diluted weighted average shares for the three- and nine-month periods ended September 30, 2009.

Note 12 - Share-Based Compensation

At September 30, 2009, the Company had 2,012,395 options outstanding with a weighted average exercise price of $5.16. During the nine-month period ended September 30, 2009, the Company granted 855,000 options which vest over a five-year period, 200,000 options which vest over a four year-period and 104,895 options which vested immediately. The options have a weighted average exercise price of $2.65 and a weighted-average contractual life of 4.65 years. The aggregate fair value of the options was $1,248,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life – 4.65 years; volatility – 48.2% and risk free interest rate – 1.85%. During the first nine months of 2009, options for 127,000 shares with a weighted average exercise price of $8.12 were forfeited.

During the nine-month period ended September 30, 2009, the Company issued 66,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the nine-month period ended September 30, 2009, the Company issued 66,410 shares of common stock to certain directors under the Company’s 2009 Non-Employee Director Stock Grant Plan.

During the nine-month period ended September 30, 2009, employees purchased 114,667 common shares, for an aggregate purchase price of $338,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $433,000 and $602,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $1,757,000 and $2,151,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 13 - Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. During 2009, the Company purchased a total of 2,487,343 shares at a cost of approximately $9,171,000, including 1,000,000 shares purchased from the Company’s Chairman and Chief Executive Officer for $4,300,000. The transaction with the Company’s Chairman and Chief Executive Officer was authorized by the Board of Directors on June 30, 2009 and was based on the closing price of the Company’s common stock on that date. To date, the Company has purchased 3,652,172 shares of its common stock for an aggregate purchase price of $15,108,000, or $4.14 per share under this program. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010.

Effective July 31, 2009, the Company issued 60,268 shares of its common stock in final settlement of the contingent consideration, initially estimated at $1,000,000, for the acquisition of PCI Group, LLC. Per the acquisition agreement, the shares were valued using $15.77 per share, the closing price on July 28, 2008, or a total of approximately $950,000. Upon issuance, the Company increased additional paid-in capital by $950,000, reduced goodwill by $50,000 and eliminated the estimate of $1,000,000 originally reflected in accrued expenses.

Note 14 - Income Taxes

During the three-month period ending September 30, 2009, the Company recognized an increase in the reserves for uncertain tax positions of $787,000 and a $1,096,000 benefit resulting from adjustments to agree the 2008 book amount to the actual amounts per the tax returns, primarily related to foreign subsidiaries. During the nine-month periods ended September 30, 2009 and 2008, the Company recognized income tax benefits of $1,807,000 and $2,506,000, respectively, due to the expiration of the statute of limitations upon the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Also, during the nine-month period ended September 30, 2009, the Company recognized an increase in the reserves for uncertain tax positions of $721,000, primarily related to foreign subsidiaries.

The following table indicates the changes to the Company’s uncertain tax positions for the three- and nine-month periods ended September 30, 2009, including interest and penalties:

(in thousands	Three months ended September 30, 2009	Nine months ended September 30, 2009
Balance, beginning of period	$1,522	$3,395
Increase as a result of tax positions taken during 2009	721	721
Increase (decrease) as a result of tax positions taken prior to 2009	66	(336)
Decrease due to the expiration of the statute of limitations	—	(1,471)

Balance, September 30, 2009	$2,309	$2,309

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2009, potential interest and penalties related to uncertain tax positions amounting to $1,038,000 was included in the balance above. The balance is included in “Other liabilities” in the consolidated balance sheet at September 30, 2009.

The Company’s income tax expense for the nine-month period ended September 30, 2008 was adversely affected by a modification to the cash-to-accrual adjustment which was required when the Company became a publicly-held entity in 2006. The net adjustment was $1,300,000.

The effective income tax rates for the three-month periods ended September 30, 2009 and 2008 were 21.4% and 25.4%, respectively, and the effective income tax rates for the nine-month periods ended September 30, 2009 and 2008 were 13.2% and 11.2%, respectively. Excluding the effect of the reserve adjustment, the provision to return adjustment and the cash-to-accrual adjustment, the effective income tax rate would have been 25.4% and 24.9% for the three-month periods ended September 30, 2009 and 2008 respectively, and 25.4% and 16.9% respectively, for the nine-month periods ended September 30, 2009 and 2008.

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

The following tables reflect the required disclosures for the Company’s reportable segments for the three- and nine-month periods ended September 30, 2009 and 2008 (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended
	September 30, 2009		September 30, 2008
Project Management	$65,255	75.3%	$64,776	74.2%
Construction Claims	21,442	24.7%	22,498	25.8%

Total	$86,697	100.0%	$87,274	100.0%

Total Revenue:

	Three months ended
	September 30, 2009		September 30, 2008
Project Management	$81,092	78.6%	$74,430	75.9%
Construction Claims	22,103	21.4%	23,670	24.1%

Total	$103,195	100.0%	$98,100	100.0%

Operating Profit:

	Three months ended
	September 30, 2009	September 30, 2008
Project Management before equity in earnings of affiliates	$8,165	$9,238
Equity in earnings of affiliates	3,931	1,563

Total Project Management	12,096	10,801
Construction Claims	1,780	2,517
Corporate Expenses	(5,708)	(6,072)

Total	$8,168	$7,246

Depreciation and Amortization Expense:

	Three months ended
	September 30, 2009	September 30, 2008
Project Management	$1,085	$841
Construction Claims	579	529

Subtotal segments	1,664	1,370
Corporate	236	195

Total	$1,900	$1,565

Consulting Fee Revenue by Geographic Region:

	Three months ended
	September 30, 2009		September 30, 2008
Americas	$17,743	20.5%	$19,878	22.8%
Europe	24,600	28.4%	30,895	35.4%
Middle East	30,982	35.7%	28,203	32.3%
North Africa	11,799	13.6%	6,339	7.3%
Asia/Pacific	1,573	1.8%	1,959	2.2%

Total	$86,697	100.0%	$87,274	100.0%

Total Revenue by Geographic Region:

	Three months ended
	September 30, 2009		September 30, 2008
Americas	$31,987	31.0%	$29,153	29.7%
Europe	25,715	24.9%	32,038	32.7%
Middle East	31,920	30.9%	28,390	28.9%
North Africa	11,925	11.6%	6,535	6.7%
Asia/Pacific	1,648	1.6%	1,984	2.0%

Total	$103,195	100.0%	$98,100	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended
	September 30, 2009		September 30, 2008
U.S. federal government	$10,321	11.9%	$10,471	12.0%
U.S. state, local and regional government	8,470	9.8%	9,637	11.0%
Foreign government	12,559	14.5%	11,155	12.8%
Private sector	55,347	63.8%	56,011	64.2%

Total	$86,697	100.0%	$87,274	100.0%

Total Revenue By Client Type:

	Three months ended
	September 30, 2009		September 30, 2008
U.S. federal government	$10,607	10.3%	$10,807	11.0%
U.S. state, local and regional government	22,253	21.6%	17,341	17.7%
Foreign government	13,247	12.8%	11,364	11.6%
Private sector	57,088	55.3%	58,588	59.7%

Total	$103,195	100.0%	$98,100	100.0%

Nine Months Ended:

Consulting Fee Revenue:

	Nine months ended
	September 30, 2009		September 30, 2008
Project Management	$206,595	76.4%	$173,483	72.7%
Construction Claims	63,793	23.6%	65,219	27.3%

Total	$270,388	100.0%	$238,702	100.0%

Total Revenue:

	Nine months ended
	September 30, 2009		September 30, 2008
Project Management	$245,613	78.9%	$207,430	75.2%
Construction Claims	65,860	21.1%	68,443	24.8%

Total	$311,473	100.0%	$275,873	100.0%

Operating Profit:

	Nine months ended
	September 30, 2009	September 30, 2008
Project Management before equity in earnings of affiliates	$25,926	$24,135
Equity in earnings of affiliates	7,390	2,994

Total Project Management	33,316	27,129
Construction Claims	4,988	8,148
Corporate Expenses	(19,301)	(16,852)

Total	$19,003	$18,425

Depreciation and Amortization Expense:

	Nine months ended
	September 30, 2009	September 30, 2008
Project Management	$3,021	$2,265
Construction Claims	1,711	1,463

Subtotal segments	4,732	3,728
Corporate	682	520

Total	$5,414	$4,248

Consulting Fee Revenue by Geographic Region:

	Nine months ended
	September 30, 2009		September 30, 2008
Americas	$55,429	20.5%	$57,898	24.3%
Europe	79,219	29.3%	79,791	33.4%
Middle East	97,126	35.9%	82,848	34.7%
North Africa	33,236	12.3%	12,740	5.3%
Asia/Pacific	5,378	2.0%	5,425	2.3%

Total	$270,388	100.0%	$238,702	100.0%

Total Revenue by Geographic Region:

	Nine months ended
	September 30, 2009		September 30, 2008
Americas	$88,620	28.5%	$88,986	32.2%
Europe	81,952	26.3%	83,572	30.3%
Middle East	101,353	32.5%	84,557	30.7%
North Africa	33,921	10.9%	13,258	4.8%
Asia/Pacific	5,627	1.8%	5,500	2.0%

Total	$311,473	100.0%	$275,873	100.0%

Consulting Fee Revenue By Client Type:

	Nine months ended
	September 30, 2009		September 30, 2008
U.S. federal government	$36,206	13.4%	$29,836	12.5%
U.S. state, local and regional government	27,702	10.2%	27,482	11.5%
Foreign government	36,918	13.7%	23,134	9.7%
Private sector	169,562	62.7%	158,250	66.3%

Total	$270,388	100.0%	$238,702	100.0%

Total Revenue By Client Type:

	Nine months ended
	September 30, 2009		September 30, 2008
U.S. federal government	$37,057	11.9%	$31,245	11.3%
U.S. state, local and regional government	59,417	19.1%	55,205	20.0%
Foreign government	38,229	12.3%	24,826	9.0%
Private sector	176,770	56.7%	164,597	59.7%

Total	$311,473	100.0%	$275,873	100.0%

Total Assets by Geographic Region:

	September 30, 2009	December 31, 2008
Americas	$138,501	$138,189
Europe	91,653	68,603
Middle East	54,957	41,798
North Africa	3,760	1,876
Asia/Pacific	3,497	3,575

Total	$292,368	$254,041

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2009	December 31, 2008
Americas	$6,205	$6,437
Europe	2,738	3,046
Middle East	1,881	1,748
North Africa	251	278
Asia/Pacific	280	267

Total	$11,355	$11,776

Note 16 - Concentrations

The Company had one client that accounted for 12% of total revenue for both the three-month and nine-month periods ended September 30, 2009. The Company had one client which accounted for 10% of total revenue for the nine-month period ended September 30, 2008. The Company had no clients that accounted for 10% or more of total revenue for the three-month period ended September 30, 2008.

The Company had one client which accounted for 10% of consulting fee revenue for the three-month period ended September 30, 2009 and one client that accounted for 11% of consulting fee revenue for the nine-month period ended September 30, 2009. The Company had one client which accounted for 11% of consulting fee revenue for the three-month period ended September 30, 2008 and no clients that accounted for 10% or more of consulting fee revenue during the nine-month period ending September 30, 2008.

One of the Company’s clients accounted for 19% of accounts receivable as of September 30, 2009. The Company had no clients that accounted for 10% or more of accounts receivable at December 31, 2008.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 10% and 11% of total revenue during the three-month periods ended September 30, 2009 and 2008, respectively, and 12% and 11% of total revenue during the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 17 - Commitments and Contingencies

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D claimed damages in the range of $425,000 to $470,000. The F&D claim was being defended by the New Jersey Professional Liability Insurance Guarantee Association (“NJPLIGA”) and losses were covered up to $300,000. On September 18, 2009 the parties reached a global settlement in which the NJPLIGA agreed to pay $110,000 to Hughes and Hill agreed to pay $30,000. The Company’s payment of $30,000 is reflected in selling, general and administrative expenses in the consolidated statement of earnings for the three- and nine-month periods ended September 30, 2009.

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa & Resort (“Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,166,000 at September 30, 2009) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company approximately 679,000 Bahraini Dinars ($1,801,000 at September 30, 2009) for services rendered on the Project. The Company served a notice of termination on

April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars in damages. The Company has reserved approximately $300,000 against the receivable, however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

Note 18 - Subsequent Events

Management performed an evaluation of the Company’s activities through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009 and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2008 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions identified in the Company’s 2008 Annual Report on Form 10-K, filed March 16, 2009 with the Securities and Exchange Commission, have not materially changed.

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

Three Months Ended September 30, 2009 Compared to

Three Months Ended September 30, 2008

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended
(in thousands)	September 30, 2009		September 30, 2008		Change
Project Management	$65,255	75.3%	$64,776	74.2%	$479	0.7%
Construction Claims	21,442	24.7%	22,498	25.8%	(1,056)	(4.7)

Total	$86,697	100.0%	$87,274	100.0%	$(577)	(0.7)%

Hill’s CFR decreased 0.7% to $86,697,000 in the third quarter of 2009 from $87,274,000 in the third quarter of 2008. This was comprised of an organic 1.5% decrease primarily from Europe offset by an increase of 0.8% from acquisitions.

During the third quarter of 2009, Hill’s project management CFR growth of 0.7% was all organic. The dollar increase in project management CFR consisted of a $2,063,000 increase in foreign projects and a decrease of $1,585,000 in domestic projects. The increase in foreign project management CFR was primarily due to increases of $5,461,000 generated in North Africa and $2,033,000 in the Middle East. Growth in North Africa was primarily due to large new contracts in Libya. Decreases in Europe (primarily due to the downturn in the economies of Spain and Poland) partially offset these increases. The decrease in domestic projects consisted primarily of New Jersey and Texas partially offset by increases in Pennsylvania and the Southwest Region.

During the third quarter of 2009, Hill’s construction claims CFR decrease of 4.7% was comprised of an organic 8.0% decrease partially offset by 3.3% growth from the acquisitions of PCI Group, LLC (“PCI”) and Chitester Management Systems, Inc. (“Chitester”). The dollar change in construction claims CFR is primarily attributable to a $1,562,000 decrease due to the change in the average exchange rate of the British pound to the U.S. dollar from an average of $1.89 during the third quarter of 2008 to $1.64 for the third quarter of 2009.

Reimbursable Expenses

	Three months ended
(in thousands)	September 30, 2009		September 30, 2008		Change
Project Management	$15,837	96.0%	$9,654	89.2%	$6,183	64.0%
Construction Claims	661	4.0%	1,172	10.8%	(511)	(43.6)

Total	$16,498	100.0%	$10,826	100.0%	$5,672	52.4%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $3,085,000 in New York and $2,427,000 in Philadelphia.

Cost of Services

	Three months ended
	September 30, 2009			September 30, 2008			Change
(in thousands)			% of CFR			% of CFR
Project Management	$40,356	79.2%	61.8%	$39,028	79.7%	60.3%	$1,328	3.4%
Construction Claims	10,568	20.8%	49.3%	9,954	20.3%	44.2%	614	6.2%

Total	$50,924	100.0%	58.7%	$48,982	100.0%	56.1%	$1,942	4.0%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $271,000 and an increase of $1,057,000 in other direct costs resulting from increased work primarily in North Africa and the Middle East partially offset by decreased work in Europe, primarily Spain and Poland.

The increase in the cost of services for construction claims was due primarily to an increase of $825,000 in direct expenses for Europe and the Middle East partially offset by a decrease of $280,000 for BBCG, a Canadian operation sold in March 2009.

Gross Profit

	Three months ended
	September 30, 2009			September 30, 2008			Change
(in thousands)			% of CFR			% of CFR
Project Management	$24,899	69.6%	38.2%	$25,748	67.2%	39.7%	$(849)	(3.3)%
Construction Claims	10,874	30.4%	50.7%	12,544	32.8%	55.8%	(1,670)	(13.3)

Total	$35,773	100.0%	41.3%	$38,292	100.0%	43.9%	$(2,519)	(6.6)%

The decrease in project management gross profit included decreases of $1,451,000 from domestic operations and $1,191,000 from Poland, primarily due to decreased CFR, offset by an increase of $2,459,000 in North Africa.

The decrease in construction claims gross profit of $1,670,000 included a decrease of $1,755,000 in the United Kingdom and Asia/Pacific primarily due to decreased CFR and the decrease in the British pound to the U.S. dollar from the third quarter of 2008 to the third quarter of 2009.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended
	September 30, 2009		September 30, 2008		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$31,536	36.4%	$32,609	37.4%	$(1,073)	(3.3)%

The significant components of the change in SG&A are as follows:

•

An increase in indirect labor expense of $858,000 including an increase of $438,000 in North Africa in connection with its growth and $426,000 in corporate primarily for increases in executive compensation.

•	An increase of $772,000 for bad debt expense primarily from the Middle East and Europe.

•	A decrease in administrative and business development travel expense of $864,000 and a decrease in office supplies and computer related expenses of $342,000 due to cost reduction efforts.

•	A decrease of $777,000 in professional services including legal and accounting as a result of cost cutting efforts initiated in 2009.

•	A gain of $400,000 from the sale of a domestic operations contract from a subsidiary company.

•	A decrease in unapplied labor of $208,000 primarily in Poland, Asia/Pacific and Texas due to staff reductions caused by lower CFR.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates increased $2,368,000 from $1,563,000 in the third quarter of 2008 to $3,931,000 in the third quarter of 2009, primarily due to increased work in Iraq by SBH and the completion of several fixed-price task orders.

Our share of the earnings of SBH increased $2,885,000 from $700,000 in the third quarter of 2008 to $3,585,000 in the third quarter of 2009.

Our share of the earnings of Hill TMG was $339,000 in the third quarter of 2009 compared with $863,000 in the third quarter of 2008, a decrease of $524,000.

SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. At September 30, 2009, the existing task orders under the contract extend until late 2010, but those task orders have a lower run rate than was experienced in 2009.

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit

Operating profit increased $922,000, or 12.7%, to $8,168,000 in the third quarter of 2009, from a profit of $7,246,000 in the same period of 2008, principally due to increased equity in earnings of affiliates and lower SG&A expenses, partially offset by a decrease in CFR. In addition, the lower valuation of the British pound and the Euro versus the U.S. dollar decreased our operating profit in the third quarter of 2009 by approximately $221,000 from the same period of 2008.

Interest Expense, net

Net interest expense increased $479,000 to $511,000 in the three-month period ended September 30, 2009 as compared with a net interest expense of $32,000 in the three-month period ended September 30, 2008, primarily due to increased borrowing under the Company’s senior credit facility.

Income Taxes

For the three-month periods ended September 30, 2009 and 2008, we recognized net tax expense of $1,636,000 and $1,829,000, respectively. The Company’s income tax expense for the three-month period ended September 30, 2009 included $787,000 related to increases in the reserves for uncertain tax positions and a $1,096,000 benefit resulting from adjustments to agree the 2008 book amount to the actual amounts per the tax returns.

The effective income tax rates for the three-month periods ended September 30, 2009 and 2008 were 21.4% and 25.4%, respectively. Excluding the effect of the reserve increase and the provision to return adjustment, the effective income tax expense rate would have been 25.4% and 24.9% for the three-month periods ended September 30, 2009 and 2008, respectively.

Net Earnings

Our net earnings attributable to Hill International, Inc. for the third quarter of 2009 were $5,832,000, or $0.15 per diluted common share based upon 38,839,000 diluted common shares outstanding, as compared to net earnings for the third quarter of 2008 of $5,207,000, or $0.13 per diluted common share based upon 40,997,000 diluted common shares outstanding. Net earnings were favorably affected by significantly higher equity in earnings of affiliates, and lower SG&A expenses, partially offset by lower CFR, the decrease in gross profit percentages, and the impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2008) against the British pound and the Euro.

Nine Months Ended September 30, 2009 Compared to

Nine Months Ended September 30, 2008

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine months ended
(in thousands)	September 30, 2009		September 30, 2008		Change
Project Management	$206,595	76.4%	$173,483	72.7%	$33,112	19.1%
Construction Claims	63,793	23.6%	65,219	27.3	(1,426)	(2.2)

Total	$270,388	100.0%	$238,702	100.0%	$31,686	13.3%

Hill’s CFR grew 13.3% to $270,388,000 for the nine months ended September 30, 2009 from $238,702,000 for the nine months ended September 30, 2008. This was comprised of 9.2% organic growth, primarily from the Middle East and North Africa, and 4.1% from acquisitions.

During the nine months ended September 30, 2009, Hill’s project management CFR growth of 19.1% was comprised of 15.1% organic growth and 4.0% growth from acquisitions. The dollar increase in project management CFR consisted of a $36,437,000 increase in foreign projects and a decrease of $3,325,000 in domestic projects. The increase in foreign project management CFR was primarily due to a $20,496,000 increase generated in North Africa and $13,278,000 in the Middle East. Growth in North Africa was primarily due to two large contracts in Libya. Growth in our CFR in the Middle East has been strong primarily due to our involvement with the Iraq reconstruction efforts funded by the United States government and new work in Qatar. The decrease in domestic project management CFR revenue was primarily due to decreased work in the Texas and New Jersey regions, partially offset by increased work in the Southwest region.

During the nine months ended September 30, 2009, Hill’s construction claims CFR decrease of 2.2% was comprised of an organic 6.3% decrease partially offset by 4.1% growth from the acquisitions of PCI and Chitester. The dollar decrease in construction claims CFR is primarily attributable to a decrease in foreign construction claims CFR of $2,281,000 driven primarily by decreased work in the UK and an increase in domestic construction claims CFR of $855,000 due primarily to PCI and Chitester which were acquired during the third and fourth quarters of 2008, respectively. The CFR for the UK was negatively impacted by $8,051,000 due to the decrease in the exchange rate of the British pound to the U.S. dollar from 2008 to 2009.

Reimbursable Expenses

	Nine months ended
(in thousands)	September 30, 2009		September 30, 2008		Change
Project Management	$39,017	95.0%	$33,947	91.3%	$5,070	14.9%
Construction Claims	2,068	5.0%	3,224	8.7%	(1,156)	(35.9)

Total	$41,085	100.0%	$37,171	100.0%	$3,914	10.5%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $2,454,000 in Pennsylvania and $2,586,000 in the Middle East.

Cost of Services

	Nine months ended
	September 30, 2009		% of	September 30, 2008		% of	Change
(in thousands)			CFR			CFR
Project Management	$125,543	80.5%	60.8%	$103,753	79.0%	59.8%	$21,790	21.0%
Construction Claims	30,325	19.5%	47.5%	27,565	21.0%	42.3%	2,760	10.0%

Total	$155,868	100.0%	57.6%	$131,318	100.0%	55.0%	$24,550	18.7%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct labor of $13,635,000 required to produce the higher volume of CFR and an increase in other direct costs of $8,155,000 due to increased work primarily in North Africa.

The increase in the cost of services for construction claims was due primarily to an increase in direct labor of $1,262,000 in the Middle East due to increases in the average salary cost in the latter part of 2008.

Gross Profit

	Nine months ended
	September 30, 2009		% of	September 30, 2008		% of	Change
(in thousands)			CFR			CFR
Project Management	$81,052	70.8%	39.2%	$69,730	64.9%	40.2%	$11,322	16.2%
Construction Claims	$33,468	29.2%	52.5%	37,654	35.1%	57.7%	(4,186)	(11.1)

Total	$114,520	100.0%	42.4%	$107,384	100.0%	45.0%	$7,136	6.6%

The increase in project management gross profit included $13,724,000 from foreign project management of which $9,330,000 is attributable to increases in the Middle East, Europe and North Africa due to the increased CFR discussed above which was partially offset by a devaluation of the Euro.

The decrease in construction claims gross profit of $4,186,000 included a decrease of $3,374,000 in the United Kingdom primarily due to the impact of a decrease of approximately 21% in the average British pound to U.S. dollar exchange rate from the first nine months of 2008 to the first nine months of 2009.

The decrease in the construction claims gross profit as a percentage of CFR is due primarily to decreases in the Middle East and in the United Kingdom. In the Middle East, average salary costs for new hires in the latter part of 2008 were higher than the existing staff causing lower margins. In the United Kingdom, the use of outside experts on a large project was billed at margins significantly lower than internal staff.

Selling, General and Administrative

(“SG&A”) Expenses

	Nine months ended
	September 30, 2009		September 30, 2008		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$102,907	38.1%	$91,953	38.5%	$10,954	11.9%

The increase in SG&A expenses is partially attributable to an increase of $2,527,000 from the 2008 Gerens, Euromost, PCI and Chitester acquisitions. The significant components of the change are as follows:

•

An increase in unapplied labor of $3,758,000 including $1,056,000 for Euromost, Chitester and PCI. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holiday and other non-billable tasks. This increase was primarily due to the increased staff required to support the increase in revenue in the Middle East and North Africa and an increase in the U.S. project management operations due to a decrease in labor utilization especially in offices in the western U.S. and New Jersey.

•

An increase in indirect labor expense of $4,713,000 supporting the increase in revenue as well as the build-up of corporate staffing in connection with Hill’s recent growth. The increase also includes $1,834,000 for Gerens, Euromost, PCI and Chitester.

•	An increase of $2,282,000 for bad debt expense including increases in the Middle East and North Africa of $1,659,000.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates increased $4,396,000 from $2,994,000 in the nine-month period ended September 30, 2008 to $7,390,000 in the nine-month period ended September 30, 2009, primarily due to the increased work in Iraq by SBH and the completion of several fixed-price task orders.

Our share of the earnings of SBH increased $4,313,000, from $2,131,000 in the nine-month period ended September 30, 2008 to $6,445,000 in the nine-month period ended September 30, 2009.

Our share of the earnings of Hill TMG was $945,000 in the nine-month period ended September 30, 2009 compared to $863,000 for the same period in 2008.

Operating Profit

Operating profit increased $578,000, or 3.1%, to $19,003,000 during the nine months ended September 30, 2009, from a profit of $18,425,000 in the same period of 2008, principally due to increased CFR and equity in earnings of affiliates partially offset by increased SG&A expenses. In addition, the lower valuation of the British pound and the Euro versus the U.S. dollar decreased our operating profit by approximately $2,000,000.

Interest Expense (Income), net

Net interest expense increased $1,360,000 to $1,043,000 in the nine-month period ended September 30, 2009 as compared with a net interest income of $317,000 in the nine-month period ended September 30, 2008, primarily due to increased borrowing under the Company’s senior credit facility.

Income Taxes

For the nine-month periods ended September 30, 2009 and 2008, the Company recognized net tax expense of $2,370,000 and $2,098,000, respectively. Income tax expense for the nine-month periods ended September 30, 2009 and 2008 were net of tax benefits of $1,807,000 and $2,506,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as a reduction in the reserves for uncertain tax positions. For the nine-month period ended September 30, 2009, income tax expense also included $721,000 related to increases in the reserves for uncertain tax positions and a $1,096,000 benefit resulting from adjustments to agree the 2008 book amount to the actual amounts per the tax returns. The Company’s income tax expense for the nine-month period ended September 30, 2008 was adversely affected by a modification to the cash-to-accrual adjustment which was required when the Company became a publicly held entity in 2006. The net adjustment was $1,300,000.

The effective income tax rates for the nine-month periods ended September 30, 2009 and 2008 were 13.2% and 11.2%, respectively. Excluding the effect of the reserve adjustment, the provision to return adjustment and the cash-to-accrual adjustment, the effective income tax expense rate would have been 25.4% and 16.9% for the nine-month periods ended September 30, 2009 and 2008, respectively. This increase was caused by a shift of earnings to higher taxed jurisdictions.

Net Earnings

Our net earnings attributable to Hill International, Inc. for the nine-month period ended September 30, 2009 were $14,910,000, or $0.37 per diluted common share based upon 40,292,000 diluted common shares outstanding, as compared to net earnings for the nine-month period ended September 30, 2008 of $15,798,000, or $0.38 per diluted common share based upon 41,282,000 diluted common shares outstanding. Net earnings were adversely affected due to the decrease in gross profit percentages, higher SG&A expenses and the impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2008) against the British pound and the Euro.

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

At September 30, 2009, the Company had $7,451,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at September 30, 2009 was $34,479,000.

We currently have four additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for AED 11,500,000 (approximately $3,131,000 at September 30, 2009) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2009 was 2.16%, plus 2.0% (or 4.16%). At September 30, 2009, there were no outstanding borrowings under this facility. This facility expires on December 24, 2009.

•

A credit facility with a European bank for €1,000,000 (approximately $1,459,000 at September 30, 2009) secured by certain assets of the Company. The interest rate on this facility is bank prime, which at September 30, 2009 was 6.50%, plus 2.50% (or 9.0%). At September 30, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2010.

•

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,091,000 at September 30, 2009). The interest rate on that facility is the three month EURIBOR rate which at September 30, 2009 was 1.50%, plus 0.75% (or 2.25%). At September 30, 2009, there were no outstanding borrowings under this facility which expires on December 18, 2009.

•

The Company also maintains a revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $798,000 at September 30, 2009), with an interest rate at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at September 30, 2009, collateralized by cross guarantees of various United Kingdom companies. The loan has an expiration date of March 6, 2010.

Additional Capital Requirements

Due to our recent growth and the current global economic environment, we may experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue to fund our growth, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Sources of Additional Capital

At September 30, 2009, our cash and cash equivalents amounted to approximately $29,586,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2009, our cash increased by $9,156,000 to $29,586,000. Cash provided by operations was $1,470,000, cash provided by investing activities was $3,743,000 and cash provided by financing activities was $6,556,000. We also experienced a decrease in cash of $2,613,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 was $1,470,000. Cash provided by operations as a result of consolidated net earnings of $15,590,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	Depreciation and amortization of $5,414,000;

•	Bad debt expense of $3,121,000;

•	Equity in earnings of affiliates of ($7,390,000);

•	A deferred tax provision of $1,218,000;

•	Stock based compensation expense of $1,757,000.

Working capital changes which increased cash provided from operations included the following:

•	A decrease in accounts receivable - affiliates of $4,101,000 due to the timing of collections from SBH and Hill TMG;

•	An increase in accounts payable and accrued expenses of $5,220,000 primarily due to the growth of the business.

Working capital changes which decreased cash provided from operations included the following:

•	An increase in accounts receivable of $22,888,000 due to slow downs and delays in payments principally from North Africa and the Middle East;

•	An increase in prepaid expenses and other current assets of $1,404,000 due to the timing of payments for various selling, general and administrative expenses;

•	A decrease in deferred revenue of $1,027,000, principally due to the timing of advance payments on projects overseas.

Investing Activities

Net cash provided by investing activities was $3,743,000. We spent $2,245,000 to purchase computers, office equipment, furniture and fixtures and we also received $6,300,000 as distributions from SBH.

Financing Activities

Net cash provided by financing activities was $6,556,000. We received $18,484,000 in net borrowings under our credit facilities, and we incurred $1,741,000 in costs associated with the amended loan facility. We received $384,000 from the sale of common stock pursuant to our 2008 Employee Stock Purchase Plan. We repurchased approximately 1,487,000 shares of our common stock through open market purchases amounting to $4,871,000 under our stock repurchase program. We purchased an additional 1,000,000 shares from our Chairman and Chief Executive Officer for $4,300,000 through a private transaction effective June 30, 2009. That transaction was settled on July 1, 2009. We made payments on notes payable amounting to $1,220,000. Due to bank decreased $180,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. In accordance with this new standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations for all periods presented. The adoption of this standard did not impact earnings per share attributable to the Company’s common stockholders.

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. The application of this standard is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

On June 30, 2009, the Company adopted a new accounting standard issued by the FASB that requires the Company to evaluate subsequent events through the date the consolidated financial statements are filed with the Securities and Exchange Commission.

In June 2009, FASB issued a new accounting standard that is to be applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the Company’s financial statements. The standard limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, has been eliminated. The Company expects that adoption of this accounting standard will not have a material effect on its financial position or results of operations.

In June 2009, FASB amended an accounting standard which deals with accounting for variable interest entities. The amendment is effective for reporting periods beginning after November 15, 2009. The amendment changes the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primarily qualitative analysis. The amendment defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of the amendment, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The Company expects that adoption of this amendment will not have a material effect on its financial position or results of operations.

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

Our backlog was approximately $597,000,000 at September 30, 2009 compared to $611,000,000 at June 30, 2009. We estimate that approximately $276,000,000, or 46.2%, of the backlog at September 30, 2009 will be recognized during the twelve months subsequent to September 30, 2009.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of September 30, 2009, approximately $466,000,000, or 78.1%, of our backlog was in category 1 and approximately $131,000,000, or 21.9%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order contracts, or a lesser amount if we do not reasonably expect task orders to be issued for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. Historically, the impact of terminations and modifications on our realization of revenues from our backlog has not been significant, however, there can be no assurance that such changes will not be significant in the future. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.

In thousands	Total Backlog		12 Month Backlog
	$	%	$	%
As of September 30, 2009:
Project Management	$563,000	94.3%	$245,000	88.8%
Construction Claims	34,000	5.7	31,000	11.2

Total	$597,000	100.0%	$276,000	100.0%

As of June 30, 2009:
Project Management	$579,000	94.8%	$251,000	90.2%
Construction Claims	32,000	5.2	28,000	9.8

Total	$611,000	100.0%	$279,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2008.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2009, our disclosure controls and procedures were effective. During the third quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Litigation

On September 23, 1996, William Hughes General Contractors, Inc. (“Hughes”) filed a complaint in the Superior Court of New Jersey, Law Division, Gloucester County, against the Monroe Township Board of Education, the Company and other parties, alleging breach of contract and other causes of action in connection with its performance of a construction project for Monroe Township, seeking in excess of $3,500,000 in damages. Monroe Township, which had terminated Hughes from the construction project prior to the commencement of the litigation on the basis of Hughes’ performance, made a cross claim against the Company and other parties for contribution and indemnification. Monroe Township is seeking approximately $89,000 damages from the Company, in addition to an indemnification for Hughes’ claims. In relation to the Hughes claims, a claim was made against the Company by Fidelity and Deposit Company of Maryland (“F&D”). F&D claimed damages in the range of $425,000 to $470,000. The F&D claim was being defended by the New Jersey Professional Liability Insurance Guarantee Association (“NJPLIGA”) and losses were covered up to $300,000. On September 18, 2009 the parties reached a global settlement in which the NJPLIGA agreed to pay $110,000 to Hughes and Hill agreed to pay $30,000. The Company’s payment of $30,000 is reflected in selling, general and administrative expenses in the consolidated statement of earnings for the three- and nine-month periods ended September 30, 2009.

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa & Resort (“Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,166,000 at September 30, 2009) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company approximately 679,000 Bahraini Dinars (approximately $1,801,000 at September 30, 2009) for services rendered on the Project. The Company served a notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars in damages. The Company has reserved $300,000 against the receivable, however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

Hill International, Inc.

Dated: November 6, 2009	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2009	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2009	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)