Form 10-K/A
period 2008-12-31
Hill International, Inc.
filed 2010-01-13
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregated market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2008 was approximately $349,395,000

As of March 2, 2009, there were 39,965,098 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference – None

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer so that the introductory portion of bullet point 4 includes the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting, as well as paragraph 4(b).

Page
PART III

Item 15. Exhibits and Financial Statement Schedules	4

Signatures	5

Part III

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/S/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer

Date:	January 13, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/S/ IRVIN E. RICHTER	By:	/S/ WILLIAM J. DOYLE
	Irvin E. Richter		William J. Doyle
	Chairman, Chief Executive Officer and Director		Director

Date:	January 13, 2010	Date:	January 13, 2010

By:	/S/ DAVID L. RICHTER	By:	/S/ BRIAN W. CLYMER
	David L. Richter		Brian W. Clymer
	President, Chief Operating Officer and Director		Director

Date:	January 13, 2010	Date:	January 13, 2010

By:	/S/ JOHN FANELLI III	By:	/S/ ALAN S. FELLHEIMER
	John Fanelli III		Alan S. Fellheimer
	Senior Vice President and Chief Financial Officer		Director

Date:	January 13, 2010	Date:	January 13, 2010

By:	/S/ CAMILLE S. ANDREWS	By:	/S/ ERIC S. ROSENFELD
	Camille S. Andrews		Eric S. Rosenfeld
	Director		Director

Date:	January 13, 2010	Date:	January 13, 2010

Exhibit Index

Exhibit No.		Page

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002