Form 10-Q/A
period 2009-03-31
Hill International, Inc.
filed 2010-01-13
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-Q/A is to amend the Section 302 certifications of the Chief Executive Officer and the Chief Financial Officer so that the introductory portion of bullet point 4 includes the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting, as well as paragraph 4(b).

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Index to Form 10-Q/A

PART II	OTHER INFORMATION

Item 6	Exhibits	4

Signatures		5

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: January 13, 2010	By:	/S/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer (Duly Authorized Officer)

Dated: January 13, 2010	By:	/S/ JOHN FANELLI III
John Fanelli III
Senior Vice President and Chief Financial Officer

Dated: January 13, 2010	By:	/S/ RONALD F. EMMA
Ronald F. Emma
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

5