Form 10-K/A
period 2009-12-31
Hill International, Inc.
filed 2010-04-07
CIK 1287808

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

As of March 4, 2010, there were 39,295,529 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

Due to a scrivener’s error, the conforming signature of Schneider Downs & Co., Inc. was omitted from their report on the financial statements of Stanley Baker Hill, LLC which was included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2010. The purpose of this Form 10-K/A is to include the conforming signature of such firm.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on March 12, 2010 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

Page

PART IV.
Item 15.	Exhibits, Financial Statement Schedules	4

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2009 and December 31, 2008, the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2009, the footnotes thereto, and the report of Amper, Politziner & Mattia, LLP, independent auditors, were filed previously.

The balance sheet of Stanley Baker Hill, LLC as of December 31, 2009 and the related statements of operations and members’ equity and cash flows for the year ended December 31, 2009, the footnotes thereto, and the report of Schneider Downs & Co., Inc., independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007 (filed previously).

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

/s/ Schneider Downs & Co., Inc.

Pittsburgh, Pennsylvania February 12, 2010

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

(b)	Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (2)

3.2	Amended and Restated By-laws of Hill International, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Form of Unit Purchase Option granted to Early Bird Capital, Inc. (4)

10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (4)

10.2*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended April 21, 2008). (5)

10.3	Form of Escrow Agreement. (6)

10.4*	Form of Irvin E. Richter Employment Agreement. (7)

10.5*	Form of David L. Richter Employment Agreement. (8)

10.6*	Form of Stuart S. Richter Employment Agreement. (9)

10.7	Limited Liability Company Agreement of Stanley Baker Hill, LLC. (10)

10.8	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC (11)

10.9	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC. (12)

10.10	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction. (13)

10.11	Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A. (14)

10.12*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan. (15)

10.13*	Hill International, Inc. 2007 Restricted Stock Grant Plan. (16)

10.14*	Hill International, Inc. 2008 Employee Stock Purchase Plan. (17)

14	Code of Ethics. (18)

21	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm**

23.2	Consent of Independent Registered Public Accounting Firm***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-155332), filed on November 13, 2008 and incorporated herein by reference.

(6)	Included as Annex F of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(7)	Included as Annex G of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(8)	Included as Annex H of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(9)	Included as Annex I of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(10)	Included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(11)	Included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(12)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(13)	Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(14)	Included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.

(15)*	Included as Exhibit 4.5 to the Registrant’s Registration on Form S-8 (No. 333-155332), filed on June 19, 2009 and incorporated herein by reference.

(16)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(17)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2007 and incorporated herein by reference.

(18)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.
**	Previously filed.
***	Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer
Date: April 6, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ IRVIN E. RICHTER Irvin E. Richter Chairman, Chief Executive Officer and Director	By:	/s/ WILLIAM J. DOYLE William J. Doyle Director

	Date: April 6, 2010		Date: April 6, 2010

By:	/s/ DAVID L. RICHTER David L. Richter President, Chief Operating Officer and Director	By:	/s/ BRIAN W. CLYMER Brian W. Clymer Director

	Date: April 6, 2010		Date: April 6, 2010

By:	/s/ JOHN FANELLI III John Fanelli III Senior Vice President and Chief Financial Officer	By:	/s/ ALAN S. FELLHEIMER Alan S. Fellheimer Director

	Date: April 6, 2010		Date: April 6, 2010

By:	/s/ CAMILLE S. ANDREWS Camille S. Andrews Director	By:	/s/ ERIC S. ROSENFELD Eric S. Rosenfeld Director

	Date: April 6, 2010		Date: April 6, 2010

By:	/s/ RONALD F. EMMA
Ronald F. Emma Senior Vice President and Chief Accounting Officer

Date: April 6, 2010

Exhibit Index

Exhibit No.	Description

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002