Form 10-Q
period 2010-03-31
Hill International, Inc.
filed 2010-05-07
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 40,366,945 shares of the Registrant’s Common Stock outstanding at April 30, 2010.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$30,089	$30,923
Cash - restricted	3,033	2,690
Accounts receivable, less allowance for doubtful accounts of $9,393 and $9,780	131,765	130,900
Accounts receivable - affiliate	4,762	7,163
Prepaid expenses and other current assets	12,005	10,146
Income taxes receivable	941	902
Deferred tax asset	899	878

Total current assets	183,494	183,602
Property and equipment, net	11,448	11,576
Cash - restricted, net of current portion	1,768	1,711
Retainage receivable, less allowance for doubtful accounts of $38 and $38	1,958	1,774
Acquired intangibles, net	20,186	21,885
Goodwill	44,309	46,025
Investments	12,525	13,196
Deferred tax asset	4,215	4,162
Other assets	9,120	7,608

Total assets	$289,023	$291,539

Liabilities and Stockholders’ Equity
Due to bank	$2,230	$1,449
Current maturities of notes payable	96	1,972
Accounts payable and accrued expenses	52,402	53,158
Income taxes payable	3,353	4,722
Deferred revenue	11,375	15,401
Deferred income taxes current	437	432
Other current liabilities	5,116	5,523

Total current liabilities	75,009	82,657
Notes payable, net of current maturities	32,812	24,823
Retainage payable	2,903	2,684
Deferred tax liabilities	7,777	8,728
Deferred revenue	2,383	2,537
Other liabilities	9,079	10,470

Total liabilities	129,963	131,899

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,612,422 shares and 43,530,113 shares issued at March 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	121,815	121,230
Retained earnings	67,884	65,427
Accumulated other comprehensive loss	(16,141)	(12,588)

	173,562	174,073
Less treasury stock of 4,251,854 shares at both March 31, 2010 and December 31, 2009, at cost	(18,438)	(18,438)

Hill International , Inc. share of equity	155,124	155,635
Noncontrolling interests	3,936	4,005

Total equity	159,060	159,640

Total liabilities and stockholders’ equity	$289,023	$291,539

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Revised - Note 2)
Consulting fee revenue	$91,936	$92,148
Reimbursable expenses	12,536	11,786

Total revenue	104,472	103,934

Cost of services	53,113	52,892
Reimbursable expenses	12,536	11,786

Total direct expenses	65,649	64,678

Gross profit	38,823	39,256
Selling, general and administrative expenses	36,945	36,096
Equity in earnings of affiliates	(821)	(1,181)

Operating profit	2,699	4,341
Interest expense (income), net	545	213

Earnings before provision for income taxes	2,154	4,128
Benefit from income taxes	(469)	(426)

Consolidated net earnings	2,623	4,554
Less: net earnings - noncontrolling interests	166	151

Net earnings attributable to Hill International, Inc.	$2,457	$4,403

Basic earnings per common share - Hill International, Inc.	$0.06	$0.11

Basic weighted average common shares outstanding	40,313	40,997

Diluted earnings per common share - Hill International, Inc.	$0.06	$0.11

Diluted weighted average common shares outstanding	40,922	41,119

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$2,623	$4,554
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,194	1,727
Equity in earnings of affiliates	(821)	(1,181)
Provision for bad debts	324	842
Deferred tax provision	(1,072)	(289)
Stock based compensation	428	465
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,137)	(6,294)
Accounts receivable - affiliate	2,401	3,345
Prepaid expenses and other current assets	(2,380)	(984)
Income taxes receivable	(59)	—
Retainage receivable	(184)	(88)
Other assets	(1,738)	(783)
Accounts payable and accrued expenses	1,259	(3,398)
Income taxes payable	(719)	(544)
Deferred revenue	(3,865)	(3,691)
Other current liabilities	(357)	(369)
Retainage payable	219	281
Other liabilities	(1,104)	(726)

Net cash flow used in operating activities	(8,988)	(7,133)

Cash flows from investing activities:
Distributions from affiliate	750	1,307
Payments for purchase of property and equipment	(1,136)	(272)
Purchase of additional interest in subsidiary	(168)	—

Net cash flow (used in) provided by investing activities	(554)	1,035

Cash flows from financing activities:
Due to bank	893	(421)
Payments on notes payable	(1,881)	(430)
Net borrowings on revolving loans	8,000	9,816
Proceeds from stock issued under employee stock purchase plan	97	234
Purchase of treasury stock under stock repurchase program	—	(3,439)

Net cash flow provided by financing activities	7,109	5,760

Effect of exchange rate changes on cash	1,599	(1,517)

Net decrease in cash and cash equivalents	(834)	(1,855)
Cash and cash equivalents – beginning of period	30,923	20,430

Cash and cash equivalents – end of period	$30,089	$18,575

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and the interim financial statement rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

During 2009, the Company began charging a portion of depreciation and amortization expense, which had previously been reflected in selling, general and administrative expenses, to cost of services. As a result, the consolidated statements of earnings for the three months ended March 31, 2009 have been revised to increase cost of services and decrease selling, general and administrative expenses by $204,000 and gross profit also declined by the same amount in that period. There was no effect on operating profit or consolidated net earnings in those years.

New Accounting Pronouncements

Effective January 1, 2010, the Company adopted a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company also adopted a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended March 31,
	2010	2009
Consolidated net earnings	$2,623	$4,554
Foreign currency translation, net of tax	(3,534)	3,093
Other, net	(88)	(316)

Comprehensive earnings	(999)	7,331
Comprehensive income (loss) attributable to noncontrolling interests	97	(272)

Comprehensive (loss) earnings attributable to Hill International, Inc.	$(1,096)	$7,603

Note 4 - Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Billed	$122,313	$122,657
Retainage, current portion	1,871	2,181
Unbilled	16,974	15,842

	141,158	140,680
Allowance for doubtful accounts	(9,393)	(9,780)

	$131,765	$130,900

Note 5 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2010		December 31, 2009
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Contract rights	$9,511	$5,465	$9,668	$4,951
Client relationships	20,415	4,988	21,002	4,610
Trade names	1,462	750	1,499	725
Covenant not to compete	18	17	18	16

Total	$31,406	$11,220	$32,187	$10,302

Intangible assets, net	$20,186		$21,885

Amortization expense related to intangible assets totaled $1,166,000 and $824,000 for the three months ended March 31, 2010 and 2009, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2010 (remaining 9 months)	$3,417
2011	4,506
2012	2,395
2013	2,276
2014	2,276

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2010 (in thousands):

Segment	Balance at December 31, 2009	Adjustments	Translation Adjustments	Balance at March 31, 2010
Project Management	$25,829	$—	$(759)	$25,070
Construction Claims	20,196	—	(957)	19,239

Total	$46,025	$—	$(1,716)	$44,309

Note 7 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

(in thousands)	March 31, 2010	December 31, 2009
Accounts payable	$15,220	$16,597
Accrued payroll	19,782	20,042
Accrued subcontractor fees	5,440	4,806
Accrued legal and professional cost	8,826	9,035
Other accrued expenses	3,134	2,678

	$52,402	$53,158

Note 8 - Notes Payable

Outstanding debt obligations are as follows:

(in thousands)	March 31, 2010	December 31, 2009
Revolving credit loan payable to a bank group led by Bank of America, N.A. up to $100,000,000. The weighted average rate for all borrowings was 3.75% and 3.45% and March 31, 2010 and December 31, 2009, respectively. For more information see below).	$32,800	$24,800
Revolving credit loan payable acquired in the acquisition of Boyken to Bank of America, N.A. up to $1,250,000, with interest at 2.25% plus the 1 month LIBOR rate of 0.23% (or 2.48%) at December 31, 2009. The loan was paid off by the Company on January 5, 2010.	—	850
Revolving credit loan payable acquired in the acquisition of TRS to Bay Commercial Bank up to $1,000,000, with interest at 0.75% plus the prime rate of 3.25% (or 4.00%) but no less than 6.00% at December 31, 2009. The loan was paid off by the Company on January 8, 2010.	—	870
Other	108	275

	32,908	26,795
Less current maturities	96	1,972

Notes payable, net of current maturities	$32,812	$24,823

The Company has a credit agreement (the “Credit Agreement”), dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A., which provides for borrowings of up to $100,000,000. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the new credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At March 31, 2010, the Company was in compliance with all of the loan covenants.

As of March 31, 2010, the Company had $7,242,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at March 31, 2010 was $34,663,000.

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $754,000 and $804,000 at March 31, 2010 and December 31, 2009, respectively), with interest at 2.00% plus The Bank of England rate of 0.50% (or 2.50%) at both March 31, 2010 and December 31, 2009, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at March 31, 2010 or December 31, 2009. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at both March 31, 2010 and December 31, 2009) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.78% (or 4.78%) at March 31, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,836,000) in Letters of Guarantee of which 62,233,000 AED (approximately $16,942,000) was utilized at March 31, 2010. This facility expires on August 27, 2010.

The Company maintains a revolving credit facility with a European bank up to €1,000,000 (approximately $1,343,000 and $1,434,000 at March 31, 2010 and December 31, 2009, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.50%) at March 31, 2010 and 2.50% plus the Bank’s prime rate of 6.25% (or 8.75%) at December 31, 2009, collateralized by certain assets of the Company. At March 30, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2011.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,007,000 and $1,076,000 at March 31, 2010 and December 31, 2009 respectively). The interest rate on that facility is the three month EURIBOR rate which at March 31, 2010 was 0.63%, plus 1.75% (or 2.38%) and at December 31, 2009 was 0.71%, plus 1.75% (or 2.46%) but no less than 4.00%. At March 31, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on December 24, 2011.

The Company maintained another credit facility with another European bank that allowed for €373,000 (approximately $501,000) of bank guarantees at March 31, 2010 and €2,000,000 (approximately $2,868,000 at December 31, 2009) of bank guarantees of which €373,000 (approximately $501,000 at March 31, 2010 and $535,000 at December 31, 2009) was utilized at both March 31, 2010 and December 31, 2009. The facility had an expiration date of March 31, 2010. The Company did not renew this facility.

Note 9 - Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Three months ended March 31,
(in thousands)	2010	2009
Interest paid	$325	$335

Income taxes paid (refunded)	$1,560	$(436)

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

At March 31, 2010 and December 31, 2009, the Company reported receivables totaling $1,335,000 and $3,534,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods March 31, 2010 and 2009 was $4,808,000 and $11,590,000, respectively.

Hill TMG

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At March 31, 2010 and December 31, 2009, the Company reported receivables totaling $2,329,000 and $2,215,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended March 31, 2010 and 2009 was $533,000 and $628,000, respectively.

The following table summarizes the Company’s equity in earnings from affiliates:

	Three Months Ended March 31,
	2010	2009
(In thousands)
Stanley Baker Hill	$667	$1,107
Hill TMG	$154	74

Total	$821	$1,181

Note 11 - Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 608,861 shares and 121,877 shares for the three-month periods ended March 31, 2010 and 2009, respectively. Certain stock options were excluded from the calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 434,095 and 1,038,500 shares for the three-month periods ended March 31, 2010 and 2009, respectively. The 1,000,000 common shares, which were issued in April 2010 in connection with the 2009 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2010, in both the basic and diluted weighted average shares for the three-month period ended March 31, 2010.

Note 12 - Share-Based Compensation

At March 31, 2010, the Company had 2,645,395 options outstanding with a weighted average exercise price of $4.55. During the three-month period ended March 31, 2010, the Company granted 295,000 options which vest over a five-year period and 320,000 options which vest over a four year-period. The options have a weighted average exercise price of $6.11 and a weighted-average contractual life of 5.96 years. The aggregate fair value of the options was $1,429,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life – 4.35 years; volatility – 48.5% and risk free interest rate – 2.30%. During the first three months of 2010, options for 2,000 shares with a weighted average exercise price of $2.45 were exercised, options for 3,000 shares with a weighted average exercise price of $7.67 were forfeited and options for 4,000 shares with a weighted average exercise price of $7.62 lapsed.

During the three-month period ended March 31, 2010, the Company issued 63,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the three-month period ended March 31, 2010, employees purchased 17,309 common shares, for an aggregate purchase price of $82,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $428,000 and $465,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

Note 13 - Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. Through March 31, 2010, the Company has purchased 3,652,572 shares of its common stock for an aggregate purchase price of $15,110,000, or $4.14 per share under this program.

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2010:

	Total	Hill International, Inc. stockholders	Noncontrolling interests
Stockholders’ equity, December 31, 2009	$159,640	$155,635	$4,005
Net income	2,623	2,457	166
Other comprehensive (loss) income	(3,622)	(3,553)	(69)

Comprehensive (loss) income	(999)	(1,096)	97

Additional paid in capital	585	585
Acquisition of additional interest in subsidiary	(166)	—	(166)

Stockholders’ equity, March 31, 2010	$159,060	$155,124	$3,936

Note 14 - Income Taxes

During the three-month periods ended March 31, 2010 and 2009, the Company recognized income tax benefits of $761,000 and $1,471,000, respectively, due to the expiration of the statute of limitations upon the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions.

The following table indicates the changes to the Company’s uncertain tax positions for the three-month periods ended March 31, 2010 and 2009, including interest and penalties:

	Three Months Ended March 31,
(in thousands)	2010	2009
Balance, beginning of period	$2,575	$3,395
Reductions due to expiration of statute of limitations	(761)	(1,471)
Reduction due to interest recalculation	—	(260)
Increase due to additional interest	11	—

Balance, end of period	$1,825	$1,664

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2010, potential interest and penalties related to uncertain tax positions amounting to $385,000 was included in the balance above. The balance is included in “Other liabilities” in the consolidated balance sheet at March 31, 2010.

The effective income tax (benefit) expense rates for the three-month periods ended March 31, 2010 and 2009 were (21.8%) and (10.3%), respectively. Excluding the effect of the reserve reductions above, the effective income tax rate would have been 10.0% and 31.0% for the three-month periods ended March 31, 2010 and 2009, respectively.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue:

	Three months ended March 31,
	2010		2009
Project Management	$67,329	73.2%	$69,700	75.6%
Construction Claims	24,607	26.8%	22,448	24.4%

Total	$91,936	100.0%	$92,148	100.0%

Total Revenue:

	Three months ended March 31,
	2010		2009
Project Management	$79,091	75.7%	$80,769	77.7%
Construction Claims	25,381	24.3%	23,165	22.3%

Total	$104,472	100.0%	$103,934	100.0%

Operating Profit:

	Three months ended March 31,
	2010	2009
Project Management before equity in earnings of affiliates	$4,306	$7,953
Equity in earnings of affiliates	821	1,181

	5,127	9,134
Construction Claims	4,221	2,323
Corporate Expenses	(6,649)	(7,116)

Total	$2,699	$4,341

Depreciation and Amortization Expense:

	Three months ended March 31,
	2010	2009
Project Management	$1,379	$953
Construction Claims	538	550

Subtotal segments	1,917	1,503
Corporate	277	224

Total	$2,194	$1,727

Consulting Fee Revenue by Geographic Region:

	Three months ended March 31,
	2010		2009
Americas	$23,273	25.3%	$19,235	20.8%
Europe	27,204	29.6%	27,108	29.4%
Middle East	26,295	28.6%	34,421	37.4%
North Africa	13,857	15.1%	8,933	9.7%
Asia/Pacific	1,307	1.4%	2,451	2.7%

Total	$91,936	100.0%	$92,148	100.0%

U.S.	$22,737	24.7%	$18,351	19.9%
Non -U.S.	69,199	75.3%	73,797	80.1%

Total	$91,936	100.0%	$92,148	100.0%

Total Revenue by Geographic Region:

	Three months ended March 31,
	2010		2009
Americas	$33,105	31.7%	$29,435	28.3%
Europe	28,621	27.4%	27,935	26.9%
Middle East	27,495	26.3%	34,868	33.5%
North Africa	13,921	13.3%	9,138	8.8%
Asia/Pacific	1,330	1.3%	2,558	2.5%

Total	$104,472	100.0%	$103,934	100.0%

U.S.	$32,569	31.2%	$28,535	27.5%
Non -U.S.	71,903	68.8%	75,399	72.5%

Total	$104,472	100.0%	$103,934	100.0%

During a review of the Company’s client information system in the fourth quarter of 2009, management questioned the classification of certain clients. Upon further investigation, it was determined that a particular foreign client, who had been initially identified as private sector, was actually a foreign government-backed entity. Accordingly, the Company has revised its allocation of revenues in the following two tables. The amounts for 2009 have been changed to conform to the new presentation.

Consulting Fee Revenue By Client Type:

	Three months ended March 31,
	2010		2009
U.S. federal government	$7,530	8.2%	$14,095	15.3%
U.S. state, local and regional government	11,066	12.0%	10,003	10.9%
Foreign government	26,151	28.5%	21,941	23.8%
Private sector	47,189	51.3%	46,109	50.0%

Total	$91,936	100.0%	$92,148	100.0%

Total Revenue By Client Type:

	Three months ended March 31,
	2010		2009
U.S. federal government	$7,803	7.5%	$14,437	13.9%
U.S. state, local and regional government	19,437	18.6%	15,395	14.8%
Foreign government	26,740	25.6%	22,305	21.5%
Private sector	50,492	48.3%	51,797	49.8%

Total	$104,472	100.0%	$103,934	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2010	December 31, 2009
Americas	$6,786	$6,611
Europe	2,376	2,628
Middle East	1,823	1,852
North Africa	229	232
Asia Pacific	234	253

Total	$11,448	$11,576

U.S.	$6,754	$6,611
Non -U.S.	4,694	4,965

Total	$11,448	$11,576

Note 16 - Concentrations

The Company had one client that accounted for 12% of total revenue for the three-month period ended March 31, 2010 and one client that accounted for 11% of total revenue for the three-month period ended March 31, 2009.

The Company had one client that accounted for 14% of consulting fee revenue for the three-month period ended March 31, 2010 and one client that accounted for 13% of consulting fee revenue for the three-month period ended March 31, 2009.

One client accounted for 18% of accounts receivable as of March 31, 2010.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 8% and 14% of total revenue during the three-month periods ended March 31, 2010 and 2009, respectively.

Note 17 - Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at March 31, 2010) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at March 31, 2010) for services rendered on the Project. The Company served notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. The Company has reserved approximately $531,000 against the receivable; however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our 2009 Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

We provide fee-based project management and construction claims services to clients worldwide, but primarily in the Americas, Europe, the Middle East, North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 2,400 employees operating from 80 offices in more than 30 countries.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2009 Annual Report on Form 10-K filed March 12, 2010 with the Securities and Exchange Commission.

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

Three Months Ended March 31, 2010 Compared to

Three Months Ended March 31, 2009

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended March 31,
(in thousands)	2010		2009		Change
Project Management	$67,329	73.2%	$69,700	75.6%	$(2,371)	(3.4%)
Construction Claims	24,607	26.8%	22,448	24.4%	2,159	9.6%

Total	$91,936	100.0%	$92,148	100.0%	$(212)	(0.2%)

Hill’s CFR decreased 0.2% to $91,936,000 in the first quarter of 2010 from $92,148,000 in the first quarter of 2009. This was comprised of an organic 3.5% decrease partially offset by an increase of 3.3% from acquisitions. The organic decrease is primarily due to a decrease in the Middle East, partially offset by an increase in North Africa.

During the first quarter of 2010, Hill’s project management CFR decrease of 3.4% included an organic decrease of 7.8% primarily in the Middle East partially offset by a 4.4% increase due to the acquisitions of Boyken International, Inc. (“Boyken”) and TRS Consultants, Inc. (“TRS”). The dollar decrease in project management CFR consisted of a $6,483,000 decrease in foreign projects and an increase of $4,109,000 in domestic projects. The decrease in foreign project management CFR was primarily due to decreases of $6,782,000 in Iraq, where the Iraq Reconstruction Program began to wind down, and $2,561,000 in the rest of the Middle East where work in Dubai decreased due to poor economic conditions. This was partially offset by an increase of $4,924,000 in North Africa due to expansions of contracts in Libya. The increase in domestic projects consisted primarily of the acquisitions of Boyken and TRS, along with increases in the New York and the Southwest regions.

During the first quarter of 2010, Hill’s construction claims CFR increase of 9.6% was all organic. The primary increase in construction claims took place in the Middle East where some large projects started in late 2009 and early 2010 and in the United Kingdom where a $2,000,000 contingency fee was recognized due to the successful resolution of one client’s significant claim. This was partially offset by a decrease in Asia/Pacific.

Reimbursable Expenses

	Three months ended March 31,
(in thousands)	2010		2009		Change
Project Management	$11,763	93.8%	$11,069	93.9%	$694	6.3%
Construction Claims	773	6.2%	717	6.1%	56	7.8%

Total	$12,536	100.0%	$11,786	100.0%	$750	6.4%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $635,000 in the Southwest Region, $741,000 in Europe, and $786,000 in the Middle East, partially offset by decreases of $917,000 in New York and $460,000 in Pennsylvania.

Cost of Services

	Three months ended March 31,
	2010			2009			Change
(in thousands)			% of CFR			% of CFR
Project Management	$42,983	80.9%	63.8%	$42,430	80.2%	60.9%	$553	1.3%
Construction Claims	10,130	19.1%	41.2%	10,462	19.8%	46.6%	(332)	(3.2%)

Total	$53,113	100.0%	57.8%	$52,892	100.0%	57.4%	$221	0.4%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct costs of $2,477,000 primarily in North Africa along with an increase in work in that area and a decrease of $1,925,000 in direct labor primarily in Iraq due to the anticipated decrease in work volume.

The decrease in the cost of services for construction claims was due primarily to a decrease of $366,000 in direct labor for Asia/Pacific.

Gross Profit

	Three months ended March 31,
	2010			2009			Change
(in thousands)			% of CFR			% of CFR
Project Management	$24,346	62.7%	36.2%	$27,270	69.5%	39.1%	$(2,924)	(10.7%)
Construction Claims	14,477	37.3%	58.8%	11,986	30.5%	53.4%	2,491	20.8%

Total	$38,823	100.0%	42.2%	$39,256	100.0%	42.6%	$(433)	(1.1%)

The decrease in project management gross profit included decreases of $4,595,000 from foreign operations, partially offset by increases of $1,631,000 in domestic operations. The decrease in foreign operations included decreases of $2,228,000 in Iraq, $2,142,000 in the Middle East, $809,000 in Poland and $983,000 in the United Kingdom all driven by decreased CFR and partially offset by an increase of $1,335,000 in North Africa. The increase in domestic operations included $1,448,000 for Boyken and TRS.

The increase in construction claims gross profit of $2,491,000 included increases of $2,400,000 in the United Kingdom, primarily due to the contingency fee noted above, and $824,000 in the Middle East, partially offset by a decrease in Asia/Pacific.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended March 31,
	2010		2009		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$36,945	40.2%	$36,096	39.2%	$849	2.4%

The increase in SG&A of $849,000 included an increase of $1,487,000 from Boyken and TRS partially offset by a decrease of $638,000 from the remaining operations.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $1,361,000 primarily due to $1,019,000 from Boyken and TRS.

•

An increase in amortization expense of $342,000 primarily due to $213,000 for Boyken and TRS and an increase of $98,000 for Gerens due to the December 2009 purchase of an additional 4% interest in that company.

•	A decrease of $518,000 for bad debt expense primarily from the Middle East and North Africa where several accounts were reserved during 2009.

•	A decrease of $302,000 in professional services including legal and accounting as a result of cost cutting efforts initiated in 2009.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $360,000 from $1,181,000 in the first quarter of 2009 to $821,000 in the first quarter of 2010, primarily due to decreased work in Iraq by SBH and the completion of several fixed-price task orders.

Our share of the earnings of SBH decreased $440,000 from $1,107,000 in the first quarter of 2009 to $667,000 in the first quarter of 2010. SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. Existing task orders under the contract extend until September 2010, but those task orders had a lower run rate during the first quarter of 2010 than was experienced in the same period of 2009.

Our share of the earnings of Hill TMG was $154,000 in the first quarter of 2010 compared with $74,000 in the first quarter of 2009, an increase of $80,000. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit

	Three months ended March 31,
	2010		2009		Change
(in thousands)		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$4,306	6.4%	$7,953	11.4%	$(3,647)	(45.9%)
Equity in earnings of affiliates	821	1.2%	1,181	1.7%	(360)	(30.5%)

Total Projects	5,127	7.6%	9,134	13.1%	(4,007)	(43.9%)
Construction Claims	4,221	17.2%	2,324	10.4%	1,897	81.6%
Corporate	(6,649)		(7,117)		468	(6.6%)

Total	$2,699	2.9%	$4,341	4.7%	$(1,642)	(37.8%)

Operating profit decreased $1,642,000 or 37.8%, to $2,699,000 in the first quarter of 2010, from $4,341,000 in the same period of 2009.

The decrease in project management operating profit primarily included decreases of $2,723,000 in Iraq and $1,044,000 in the Middle East in line with the decreases in CFR and equity in earnings of affiliates discussed above.

The increase in construction claims operating profit included increases in the United Kingdom and Middle East, offset by decreases in Europe and Asia/Pacific.

The decrease in Corporate expenses primarily consisted of reduced professional fees for legal and accounting services and information technology expenses due to cost-cutting efforts.

Interest Expense, net

Net interest expense increased $332,000 to $545,000 in the three-month period ended March 31, 2010 as compared with $213,000 in the three-month period ended March 31, 2009, primarily due to increased borrowings.

Income Taxes

For the three-month periods ended March 31, 2010 and 2009, we recognized net tax benefits of $469,000 and $426,000, respectively, principally relating to tax benefits of $761,000 and $1,471,000, respectively, arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as a reduction in the reserves for uncertain tax positions.

The effective income tax (benefit) expense rates for the three-month periods ended March 31, 2010 and 2009 were (21.8%) and (10.3%), respectively. Excluding the effect of the reserve reduction noted above, the effective income tax expense rate would have been 10.0% and 31.0% for the three-month periods ended March 31, 2010 and 2009, respectively. The difference between 2010 and 2009 was related principally to the tax benefit of the U.S. net operating loss at a 41.5% income tax rate.

Net Earnings

Net earnings attributable to Hill International, Inc. for the first quarter of 2010 were $2,457,000, or $0.06 per diluted common share based upon 40,922,000 diluted common shares outstanding, as compared to net earnings for the first quarter of 2009 of $4,403,000, or $0.11 per diluted common share based upon 41,119,000 diluted common shares outstanding. Net earnings were unfavorably affected by lower CFR, the decrease in gross profit percentages, lower equity in earnings of affiliates and the impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2009) against the British pound and the Euro.

Liquidity and Capital Resources

The Company has historically funded its business activities with cash flow from operations and borrowings under various credit facilities.

Credit Facilities

The Company has a credit agreement (the “Credit Agreement”), dated as of June 30, 2009, among us, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, and PNC Bank N.A., which provides for borrowings of up to $100,000,000. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012.

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

At March 31, 2010, the Company had $7,242,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at March 31, 2010 was $34,663,000.

We currently have four additional credit facilities with international financial institutions as follows:

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $754,000 at March 31, 2010), with interest at 2.00% plus The Bank of England rate of 0.50% (or 2.50%) at March 31, 2010, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at March 31, 2010. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at March 31, 2010) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.78% (or 4.78%) at March 31, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,836,000) in Letters of Guarantee of which 62,233,000 AED (approximately $16,942,000) was utilized at March 31, 2010. This facility expires on August 27, 2010.

The Company maintains a revolving credit facility with a European bank for up to €1,000,000 (approximately $1,343,000 at March 31, 2010) with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.50%) at March 31, 2010 collateralized by certain assets of the Company. At March 31, 2010 there were no outstanding borrowings under this facility which expires on April 30, 2011.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,007,000 March 31, 2010). The interest rate on that facility is the three month EURIBOR rate which at March 31, 2010 was 0.63%, plus 1.75% (or 2.38%) but no less than 4.00%. At March 31, 2010, there were no outstanding borrowings under this facility which expires on December 24, 2011.

The Company maintained another credit facility with another European bank that allowed for €373,000 (approximately $501,000) of bank guarantees at March 31, 2010 and was fully utilized at March 31, 2010. The facility had an expiration date of March 31, 2010. The Company did not renew this facility.

Additional Capital Requirements

We experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Sources of Additional Capital

At March 31, 2010, our cash and cash equivalents amounted to approximately $30,089,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Three Months Ended March 31, 2010

For the three months ended March 31, 2010, our cash and cash equivalents decreased by $834,000 to $30,089,000. Cash used in operations was $8,988,000, cash used in investing activities was $554,000 and cash provided by financing activities was $7,109,000. We also experienced an increase in cash of $1,599,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2010 was $8,988,000. Cash provided by operations is attributable to consolidated net earnings of $2,623,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	Depreciation and amortization of $2,194,000;

•	Bad debt expense of $324,000;

•	Equity in earnings of affiliates of ($821,000);

•	A deferred tax provision of ($1,072,000);

•	Stock based compensation expense of $428,000.

Working capital changes which increased cash provided from operations included the following:

•	A decrease in accounts receivable - affiliates of $2,401,000 due to the timing of collections from SBH and Hill TMG;

•	An increase in accounts payable and accrued expenses of $1,259,000.

Working capital changes which decreased cash provided from operations included the following:

•	An increase in accounts receivable of $6,137,000 due to delays in payments from North Africa and the Middle East;

•	An increase in prepaid expenses and other current assets of $2,380,000 due to the timing of payments for various selling, general and administrative expenses;

•	A decrease in deferred revenue of $3,865,000, principally due to the timing of advance payments on projects overseas.

Investing Activities

Net cash used in investing activities was $554,000. We spent $1,136,000 to purchase computers, office equipment, furniture and fixtures. We also purchased for $168,000 an additional interest from a minority shareholder of one of our subsidiaries. We received $750,000 in distributions from SBH.

Financing Activities

Net cash provided by financing activities was $7,109,000. We received $8,000,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $1,881,000. Due to bank increased $893,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $97,000 from the sale of our common stock through our 2006 Employee Stock Purchase Plan.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The adoption of this standard did not have a material impact on our consolidated financial statements.

Effective January 1, 2010 we also adopted a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. The adoption of this standard did not have a material impact on our consolidated financial statements.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and assignments. We do not believe that our business is seasonal.

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

Our backlog was approximately $550,000,000 at March 31, 2010 compared to $620,000,000 at December 31, 2009. We estimate that approximately $240,000,000, or 43.6%, of the backlog at March 31, 2010 will be recognized during the twelve months subsequent to March 31, 2010.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of March 31, 2010, approximately $416,000,000, or 75.6%, of our backlog was in category 1 and approximately $134,000,000, or 24.4%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12 Month Backlog
In thousands	$	%	$	%
As of March 31, 2010:
Project Management	$518,000	94.2%	$210,000	87.5%
Construction Claims	32,000	5.8	30,000	12.5

Total	$550,000	100.0%	$240,000	100.0%

As of December 31, 2009:
Project Management	$583,000	94.0%	$249,000	88.3%
Construction Claims	37,000	6.0	33,000	11.7

Total	$620,000	100.0%	$282,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s Annual Report on Form 10-K for the year December 31, 2009.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at March 31, 2010) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at March 31, 2010) for services rendered on the Project. The Company served notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. The Company has reserved approximately $531,000 against the receivable; however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

There have been no material changes pertaining to risk factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: May 7, 2010	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 7, 2010	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)