Form 10-Q
period 2010-06-30
Hill International, Inc.
filed 2010-08-06
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

There were 38,873,972 shares of the Registrant’s Common Stock outstanding at August 1, 2010.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 8.	Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$36,747	$30,923
Cash - restricted	1,910	2,690
Accounts receivable, less allowance for doubtful accounts of $8,494 and $9,780	147,153	130,900
Accounts receivable - affiliate	4,762	7,163
Prepaid expenses and other current assets	9,110	10,146
Income taxes receivable	958	902
Deferred income tax assets	749	878

Total current assets	201,389	183,602
Property and equipment, net	11,549	11,576
Cash - restricted, net of current portion	2,798	1,711
Retainage receivable, less allowance for doubtful accounts of $38 and $38	2,242	1,774
Acquired intangibles, net	23,307	21,885
Goodwill	47,577	46,025
Investments	11,910	13,196
Deferred income tax assets	4,289	4,162
Other assets	8,641	7,608

Total assets	$313,702	$291,539

Liabilities and Stockholders’ Equity
Due to bank	$3,434	$1,449
Current maturities of notes payable	1,765	1,972
Accounts payable and accrued expenses	63,099	53,158
Income taxes payable	3,707	4,722
Deferred revenue	11,713	15,401
Deferred income taxes	429	432
Other current liabilities	6,084	5,523

Total current liabilities	90,231	82,657
Notes payable, net of current maturities	49,800	24,823
Retainage payable	2,865	2,684
Deferred income taxes	7,770	8,728
Deferred revenue	1,793	2,537
Other liabilities	8,621	10,470

Total liabilities	161,080	131,899

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,674,462 shares and 43,530,113 shares issued at June 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	122,732	121,230
Retained earnings	70,768	65,427
Accumulated other comprehensive loss	(19,595)	(12,588)

	173,909	174,073
Less treasury stock of 5,802,351 shares at June 30, 2010 and 4,251,854 shares at December 31, 2009, at cost	(25,145)	(18,438)

Hill International, Inc. share of equity	148,764	155,635
Noncontrolling interests	3,858	4,005

Total equity	152,622	159,640

Total liabilities and stockholders’ equity	$313,702	$291,539

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Revised - Note 2)		(Revised - Note 2)
Consulting fee revenue	$91,559	$91,542	$183,495	$183,690
Reimbursable expenses	16,633	12,801	29,169	24,587

Total revenue	108,192	104,343	212,664	208,277

Cost of services	52,728	52,472	105,841	105,361
Reimbursable expenses	16,633	12,801	29,169	24,587

Total direct expenses	69,361	65,273	135,010	129,948

Gross profit	38,831	39,070	77,654	78,329

Selling, general and administrative expenses	34,820	34,852	71,765	70,952
Equity in earnings of affiliates	(243)	(2,278)	(1,064)	(3,459)

Operating profit	4,254	6,496	6,953	10,836

Interest expense (income), net	654	320	1,199	533

Earnings before provision for income taxes	3,600	6,176	5,754	10,303
Provision for (benefit from) income taxes	429	1,161	(40)	734

Consolidated net earnings	3,171	5,015	5,794	9,569

Less: net earnings - noncontrolling interests	287	340	453	491

Net earnings attributable to Hill International, Inc.	$2,884	$4,675	$5,341	$9,078

Basic earnings per common share - Hill International, Inc.	$0.07	$0.12	$0.13	$0.22

Basic weighted average common shares outstanding	39,837	39,920	40,074	40,455

Diluted earnings per common share - Hill International, Inc.	$0.07	$0.12	$0.13	$0.22

Diluted weighted average common shares outstanding	40,380	40,297	40,656	40,726

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$5,794	$9,569
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,542	3,516
Equity in earnings of affiliates	(1,064)	(3,459)
Provision for bad debts	632	2,137
Deferred tax provision	(2,136)	309
Stock based compensation	1,156	1,325
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,619)	(9,936)
Accounts receivable - affiliate	2,401	5,122
Prepaid expenses and other current assets	186	(1,868)
Income taxes receivable	(115)	—
Retainage receivable	(468)	(290)
Other assets	(1,662)	(1,557)
Accounts payable and accrued expenses	14,681	324
Income taxes payable	522	383
Deferred revenue	(3,225)	1,401
Other current liabilities	(2,356)	444
Retainage payable	181	428
Other liabilities	(2,599)	(1,293)

Net cash flow (used in) provided by operating activities	(15,149)	6,555

Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,327)	—
Distributions from affiliate	750	3,300
Contribution to affiliate	(148)	—
Payments for purchase of property and equipment	(2,426)	(1,668)
Purchase of additional interest in subsidiary	(166)	—

Net cash flow (used in) provided by investing activities	(6,317)	1,632

Cash flows from financing activities:
Due to bank	2,483	(840)
Payments on notes payable	(1,909)	(1,167)
Net borrowings on revolving loans	25,000	13,295
Proceeds from stock issued under employee stock purchase plan	182	303
Proceeds from exercise of stock options	2	—
Purchase of treasury stock under stock repurchase program	(6,252)	(4,871)

Net cash flow provided by financing activities	19,506	6,720

Effect of exchange rate changes on cash	7,784	(398)

Net increase in cash and cash equivalents	5,824	14,509
Cash and cash equivalents – beginning of period	30,923	20,430

Cash and cash equivalents – end of period	$36,747	$34,939

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – The Company

Hill International, Inc. (“Hill” or the “Company”) is a professional services firm headquartered in Marlton, New Jersey that provides project management and construction claims services to clients worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments, and the private sector. The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

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

During 2009, the Company began charging a portion of depreciation and amortization expense, which had previously been reflected in selling, general and administrative expenses, to cost of services. As a result, the consolidated statements of earnings for the three and six months ended June 30, 2009 have been revised to increase cost of services and decrease selling, general and administrative expenses by $204,000 and $419,000 respectively and gross profit also declined by the same amount in that period. There was no effect on operating profit or consolidated net earnings in those periods.

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

Note 3 – Acquisition

On June 8, 2010, the Company acquired McLachlan Lister Pty. Ltd. (“McLachlan Lister”), a firm that provides management consulting and project management services throughout Australia. McLachlan Lister, which has approximately 50 employees, is based in Sydney with an additional office in Brisbane. The acquisition strengthens our existing construction claims business and provides opportunities for the project management business in Australia. Total consideration amounted to approximately 15,108,000 Australian dollars (A$) ($12,842,000 at the exchange rate on the date of acquisition), consisting of A$ 9,307,000 ($7,911,000) in cash, an excess net worth payment of approximately A$ 801,000 ($681,000) payable on or before September 30, 2010, an A$ 2,000,000 ($1,700,000) note payable due June 8, 2011 and contingent consideration amounting to A$ 3,000,000 ($2,550,000). The contingent consideration is payable if McLachlan Lister achieves earnings before interest and taxes of at least A$ 2,500,000 ($2,125,000) during the twelve month period ending June 30, 2011. The Company acquired intangible assets and goodwill amounting to A$ 6,182,000 ($5,255,000) and A$ 6,177,000 ($5,251,000), respectively. The acquired intangible assets have a weighted average life of 8.8 years. The acquired intangible assets consist of a client relationship intangible of A$5,275,000 ($4,484,000) with a ten-year life, a contract intangible of A$ 540,000 ($459,000) with a two-year life and a trade name intangible of A$ 367,000 ($312,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims segment. The results of operations of McLachlan Lister are not material to the Company.

The Company expenses all acquisition-related costs rather than including such costs as a component of the purchase consideration. During the six months ended June 30, 2010, the Company expensed approximately $393,000 of such costs.

Note 4 – Comprehensive Earnings (Loss)

The following table summarizes the Company’s comprehensive earnings (loss):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Consolidated net earnings	$3,171	$5,015	$5,794	$9,572
Foreign currency translation, net of tax	(3,645)	5,805	(7,179)	1,458
Other, net	(174)	160	(262)	483

Comprehensive earnings	(648)	10,980	(1,647)	11,513
Comprehensive income (loss) attributable to noncontrolling interests	(78)	571	19	299

Comprehensive (loss) earnings attributable to Hill International, Inc.	$(570)	$10,409	$(1,666)	$11,214

Note 5 – Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	June 30, 2010	December 31, 2009

Billed	$130,614	$122,657

Retainage, current portion	1,746	2,181

Unbilled	23,287	15,842

	155,647	140,680
Allowance for doubtful accounts	(8,494)	(9,780)

	$147,153	$130,900

Note 6 – Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)

Contract rights	$7,058	$3,442	$9,668	$4,951
Client relationships	24,145	5,362	21,002	4,610
Trade names	1,691	783	1,499	725
Covenant not to compete	18	18	18	16

Total	$32,912	$9,605	$32,187	$10,302

Intangible assets, net	$23,307		$21,885

Amortization expense related to intangible assets totaled $1,192,000 and $850,000 for the three months ended June 30, 2010 and 2009, respectively and $2,358,000 and $1,674,000 for the six months ended June 30, 2010 and 2009, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)

2010 (remaining 6 months)	$2,536
2011	5,028
2012	2,917
2013	2,623
2014	2,623

Note 7 – Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2010 (in thousands):

Segment	Balance at December 31, 2009	Additions	Translation Adjustments	Balance at June 30, 2010

Project Management	$25,829	$—	$(2,676)	$23,153
Construction Claims	20,196	5,251	(1,023)	24,424

Total	$46,025	$5,251	$(3,699)	$47,577

Note 8 – Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2010	December 31, 2009
(in thousands)

Accounts payable	$17,534	$16,597
Accrued payroll	20,154	20,042
Accrued subcontractor fees	6,031	4,806
Accrued legal and professional cost	12,523	9,035
Accrued earnout related to McLachlan Lister acquisition	3,231
Other accrued expenses	3,626	2,678

	$63,099	$53,158

Note 9 – Notes Payable

Outstanding debt obligations are as follows:

	June 30, 2010	December 31, 2009
(in thousands)

Revolving credit loan payable to a bank group led by Bank of America, N.A. up to $100,000,000. The weighted average rate for all borrowings was 4.48% and 3.45% and June 30, 2010 and December 31, 2009, respectively. For more information see below).	$49,800	$24,800

Revolving credit loan payable acquired in the acquisition of Boyken International, Inc. to Bank of America, N.A. up to $1,250,000, with interest at 2.25% plus the 1 month LIBOR rate of 0.23% (or 2.48%) at December 31, 2009. The loan was paid off by the Company on January 5, 2010.	—	850

Revolving credit loan payable acquired in the acquisition of TRS Consultants, Inc. to Bay Commercial Bank up to $1,000,000, with interest at 0.75% plus the prime rate of 3.25% (or 4.00%) but no less than 6.00% at December 31, 2009. The loan was paid off by the Company on January 8, 2010.	—	870

Note payable, due June 8, 2011, for the acquisition of McLachlan Lister Pty. Ltd.	1,700

Other	65	275

	51,565	26,795
Less current maturities	1,765	1,972

Notes payable, net of current maturities	$49,800	$24,823

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At June 30, 2010, the Company was in compliance with all of the loan covenants.

As of June 30, 2010, the Company had $6,236,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at June 30, 2010 was $25,259,000.

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $753,000 and $804,000 at June 30, 2010 and December 31, 2009, respectively), with interest at 2.75% plus The Bank of England rate of 0.50% (or 3.25%) at June 30, 2010 and 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at December 31, 2009, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at June 30, 2010 or December 31, 2009. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at both June 30, 2010 and December 31, 2009) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.78% (or 4.78%) at June 30, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,843,000) in Letters of Guarantee of which 72,153,000 AED (approximately $19,646,000) was utilized at June 30, 2010. This facility expires on August 27, 2010. The Company intends to renew this facility.

The Company maintains a revolving credit facility with a European bank up to €1,000,000 (approximately $1,219,000 and $1,434,000 at June 30, 2010 and December 31, 2009, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.50%) at June 30, 2010 and 2.50% plus the Bank’s prime rate of 6.25% (or 8.75%) at December 31, 2009, collateralized by certain assets of the Company. At June 30, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,484,000 and $6,454,000 at June 30, 2010 and December 31, 2009 respectively,) of which €162,000 (approximately $198,000) was utilized at June 30, 2010. Nothing had been utilized for letters of guarantee under this facility at December 31, 2009.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $914,000 and $1,076,000 at June 30, 2010 and December 31, 2009 respectively). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2010 was 0.70%, plus 1.75% (or 2.45%) and at December 31, 2009 was 0.71%, plus 1.75% (or 2.46%) but no less than 4.00%. At June 30, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on December 24, 2011.

Note 10 – Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Six months ended June 30,
(in thousands)	2010	2009

Interest paid	$1,007	$848

Income taxes paid (refunded)	$1,608	$(115)

Note 11 – Equity in Earnings of Affiliates

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

At June 30, 2010 and December 31, 2009, the Company reported receivables totaling $2,164,000 and $3,534,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2010 and 2009 was $3,705,000 and $9,493,000, respectively and $8,513,000 and $21,083,000 for the six-month periods ended June, 30, 2010 and 2009, respectively. The decline in revenues from SBH is due to the wind down of the Iraq Reconstruction Program.

Hill TMG

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At June 30, 2010 and December 31, 2009, the Company reported receivables totaling $1,747,000 and $2,215,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended June 30, 2010 and 2009 was $279,000 and $1,323,000, respectively and for the six-month periods ended June 30, 2010 and 2009 was $811,000 and $1,951,000, respectively.

The following table summarizes the Company’s equity in earnings from affiliates:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
In thousands:

Stanley Baker Hill	$235	$1,754	$902	$2,860

Hill TMG	3	534	157	608

Other	5	(10)	5	(9)

Total	$243	$2,278	$1,064	$3,459

Note 12 – Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 543,680 shares and 377,661 shares for the three-month periods ended June 30, 2010 and 2009, respectively and 582,256 shares and 270,852 shares for the six-month periods ended June 30, 2010 and 2009, respectively. Certain stock options were excluded from the calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 724,314 shares and 940,805 shares for the three-month periods ended June 30, 2010 and 2009, respectively, 555,603 shares and 751,660 shares for the six-month periods ended June 30, 2010 and 2009, respectively. The 1,000,000 common shares, which were issued in April 2010 in connection with the 2009 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2010, in both the basic and diluted weighted average shares for the three- and six-month periods ended June 30, 2010.

Note 13 – Share-Based Compensation

At June 30, 2010, the Company had 2,724,480 options outstanding with a weighted average exercise price of $4.52. During the six-month period ended June 30, 2010, the Company granted 295,000 options which vest over a five-year period, 320,000 options which vest over a four year-period and 106,085 options which vested immediately. The options have a weighted average exercise price of $5.83 and a weighted-average contractual life of 4.15 years. The aggregate fair value of the options was $1,579,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life – 5.82 years; volatility – 48.4% and risk free interest rate – 2.21%. During the first six months of 2010, options for 3,000 shares with a weighted average exercise price of $2.45 were exercised, options for 27,000 shares with a weighted average exercise price of $5.71 were forfeited and options for 6,000 shares with a weighted average exercise price of $7.64 lapsed.

During the six-month period ended June 30, 2010, the Company issued 63,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the six-month period ended June 30, 2010, employees purchased 43,054 common shares, for an aggregate purchase price of $182,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $728,000 and $857,000 for the three-month periods ended June 30, 2010 and 2009, respectively and $1,156,000 and $1,325,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

Note 14 – Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. Through June 30, 2010, the Company has purchased 5,203,069 shares of its common stock for an aggregate purchase price of $21,817,000, or $4.19 per share, under this program.

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2010:

	Total	Hill International, Inc. stockholders	Noncontrolling interests
Stockholders’ equity, December 31, 2009	$159,640	$155,635	$4,005
Net income	5,794	5,341	453
Other comprehensive (loss) income	(7,441)	(7,007)	(434)

Comprehensive (loss) income	(1,647)	(1,666)	19

Additional paid in capital	1,502	1,502	—
Acquisition of treasury stock	(6,707)	(6,707)	—

Acquisition of additional interest in subsidiary	(166)	—	(166)

Stockholders’ equity, June 30, 2010	$152,622	$148,764	$3,858

Note 15 – Income Taxes

During the six-month periods ended June 30, 2010 and 2009, the Company recognized income tax benefits of $761,000 and $1,873,000, respectively, due to the expiration of the statute of limitations upon the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions.

The following table indicates the changes to the Company’s uncertain tax positions for the six-month periods ended June 30, 2010 and 2009, including interest and penalties.

(in thousands)	Six Months Ended June 30,
	2010	2009

Balance, beginning of period	$2,575	$3,395

Reductions due to expiration of statute of limitations	(761)	(1,471)

Additions (reductions) due to interest recalculation	21	(402)

Balance, end of period	$1,835	$1,522

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2010, potential interest and penalties related to uncertain tax positions amounting to $395,000 was included in the balance above. The balance is included in “Other liabilities” in the consolidated balance sheet at June 30, 2010.

The effective income tax rates for the three-month periods ended June 30, 2010 and 2009 were 11.9% and 18.8%, respectively, and the effective income tax (benefit) expense rates for the six-month periods ended June 30, 2010 and 2009 were (0.7)% and 7.1%, respectively. Excluding the effect of the reserve adjustments the effective income tax rate would have been 11.9% and 21.5% for the three-month periods ended June 30, 2010 and 2009 respectively, and 12.3% and 25.3% respectively, for the six-month periods ended June 30, 2010 and 2009.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended June 30,
	2010		2009
				%
Project Management	$70,235	76.7%	$71,640	78.3%
Construction Claims	21,324	23.3%	19,902	21.7%

Total	$91,559	100.0%	$91,542	100.0%

Total Revenue:

	Three months ended June 30,
	2010		2009

Project Management	$86,220	79.7%	$83,751	80.3%
Construction Claims	21,972	20.3%	20,592	19.7%

Total	$108,192	100.0%	$104,343	100.0%

Operating Profit:

	Three months ended June 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$8,791	12.5%	$9,810	13.7%	$(1,019)	-10.4%
Equity in earnings of affiliates	243	0.3%	2,278	3.2%	(2,035)	-89.3%

Total Projects	9,034	12.9%	12,088	16.9%	(3,054)	-25.3%
Construction Claims	1,523	7.1%	885	4.4%	638	72.1%
Corporate	(6,303)		(6,477)		174	-2.7%

Total	$4,254	4.6%	$6,496	7.1%	$(2,242)	-34.5%

Depreciation and Amortization Expense:

	Three months ended June 30,
	2010	2009

Project Management	$1,379	$983
Construction Claims	668	581

Subtotal segments	2,047	1,564
Corporate	299	222

Total	$2,346	$1,786

Consulting Fee Revenue by Geographic Region:

	Three months ended June 30,
	2010		2009

Americas	$24,436	26.7%	$18,451	20.2%
Europe	23,175	25.3%	27,511	30.1%
Middle East	26,012	28.4%	31,722	34.6%
North Africa	15,620	17.1%	12,504	13.7%
Asia/Pacific	2,316	2.5%	1,354	1.4%

Total	$91,559	100.0%	$91,542	100.0%

U.S.	$23,910	26.1%	$17,861	19.5%
Non -U.S.	67,649	73.9%	73,681	80.5%

Total	$91,559	100.0%	$91,542	100.0%

Total Revenue by Geographic Region:

	Three months ended June 30,
	2010		2009

Americas	$39,682	36.7%	$27,198	26.1%
Europe	24,548	22.7%	28,302	27.1%
Middle East	25,854	23.9%	34,565	33.1%
North Africa	15,757	14.6%	12,858	12.3%
Asia/Pacific	2,351	2.2%	1,420	1.4%

Total	$108,192	100.0%	$104,343	100.0%

U.S.	$39,156	36.2%	$26,608	25.5%
Non -U.S.	69,036	63.8%	77,735	74.5%

Total	$108,192	100.0%	$104,343	100.0%

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

Consulting Fee Revenue By Client Type:

	Three months ended June 30,
	2010		2009

U.S. federal government	$7,213	7.9%	$11,704	12.8%
U.S. state, local and regional government	11,593	12.7%	10,229	11.2%
Foreign government	32,767	35.9%	31,331	34.2%
Private sector	39,986	43.7%	38,278	41.8%

Total	$91,559	100.0%	$91,542	100.0%

Total Revenue By Client Type:

	Three months ended June 30,
	2010		2009

U.S. federal government	$7,667	7.1%	$11,926	11.4%
U.S. state, local and regional government	25,229	23.3%	22,823	21.9%
Foreign government	34,149	31.6%	31,633	30.3%
Private sector	41,147	38.0%	37,961	36.4%

Total	$108,192	100.0%	$104,343	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2010	December 31, 2009

Americas	$6,604	$6,611
Europe	2,240	2,628
Middle East	1,791	1,852
North Africa	294	232
Asia/Pacific	620	253

Total	$11,549	$11,576

U.S.	$6,563	$6,611
Non -U.S.	4,986	4,965

Total	$11,549	$11,576

Six Months Ended:

Consulting Fee Revenue:

	Six months ended June 30,
	2010		2009
				%
Project Management	$137,564	75.0%	$141,340	76.9%
Construction Claims	45,931	25.0%	42,350	23.1%

Total	$183,495	100.0%	$183,690	100.0%

Total Revenue:

	Six months ended June 30,
	2010		2009

Project Management	$165,312	77.7%	$164,520	79.0%
Construction Claims	47,352	22.3%	43,757	21.0%

Total	$212,664	100.0%	$208,277	100.0%

Operating Profit:

	Six months ended June 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$13,043	9.5%	$17,763	12.6%	$(4,720)	-26.6%
Equity in earnings of affiliates	1,064	0.8%	3,459	2.4%	(2,395)	-69.2%

Total Projects	14,107	10.3%	21,222	15.0%	(7,115)	-33.5%
Construction Claims	5,744	12.5%	3,208	7.6%	2,536	79.1%
Corporate	(12,898)		(13,594)		696	-5.1%

Total	$6,953	3.8%	$10,836	5.9%	$(3,883)	-35.8%

Depreciation and Amortization Expense:

	Six months ended June 30,
	2010	2009

Project Management	$2,760	$1,936
Construction Claims	1,206	1,134

Subtotal segments	3,966	3,070
Corporate	576	446

Total	$4,542	$3,516

Consulting Fee Revenue by Geographic Region:

	Six months ended June 30,
	2010		2009

Americas	$47,709	26.0%	$37,686	20.5%
Europe	50,379	27.5%	54,619	29.7%
Middle East	52,307	28.5%	66,143	36.0%
North Africa	29,477	16.1%	21,437	11.7%
Asia/Pacific	3,623	2.0%	3,805	2.1%

Total	$183,495	100.0%	$183,690	100.0%

U.S.	$46,647	25.4%	$36,212	19.7%
Non -U.S.	136,848	74.6%	147,478	80.3%

Total	$183,495	100.0%	$183,690	100.0%

Total Revenue by Geographic Region:

	Six months ended June 30,
	2010		2009
Americas	$72,787	34.2%	$56,633	27.2%
Europe	53,169	25.0%	56,237	27.0%
Middle East	53,349	25.1%	69,433	33.3%
North Africa	29,678	14.0%	21,996	10.6%
Asia/Pacific	3,681	1.7%	3,978	1.9%

Total	$212,664	100.0%	$208,277	100.0%

U.S.	$71,725	33.7%	$55,143	26.5%
Non-U.S.	140,939	66.3%	153,134	73.5%

Total	$212,664	100.0%	$208,277	100.0%

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

Consulting Fee Revenue By Client Type:

	Six months ended June 30,
	2010		2009

U.S. federal government	$14,508	7.9%	$25,800	14.1%
U.S. state, local and regional government	22,564	12.3%	20,232	11.0%
Foreign government	44,448	24.2%	53,272	29.0%
Private sector	101,975	55.6%	84,386	45.9%

Total	$183,495	100.0%	$183,690	100.0%

Total Revenue By Client Type:

	Six months ended June 30,
	2010		2009

U.S. federal government	$15,231	7.2%	$26,363	12.7%
U.S. state, local and regional government	44,570	21.0%	38,219	18.3%
Foreign government	46,034	21.6%	53,939	25.9%
Private sector	106,829	50.2%	89,756	43.1%

Total	$212,664	100.0%	$208,277	100.0%

Note 17 – Concentrations

The Company had two clients that accounted for 23% of total revenue for the three-month period ended June 30, 2010 and two clients which accounted for 24% of total revenue for the three-month period ended June 30, 2009. The Company had one client that accounted for 12% of total revenue for the six-month period ended June 30, 2010 and two clients which accounted for 22% of total revenue for the six-month period ended June 30, 2009.

The Company had one client that accounted for 15% of consulting fee revenue for the three-month period ended June 30, 2010 and two clients which accounted for 20% of consulting fee revenue for the three-month period ended June 30, 2009. The Company had one client that accounted for 14% of consulting fee revenue for the six-month period ended June 30, 2010 and one client which accounted for 12% of consulting fee revenue for the six-month period ended June 30, 2009.

One client accounted for 23% of accounts receivable as of June 30, 2010. There were no material amounts overdue as of that date.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 7% and 13% of total revenue during the three-month periods ended June 30, 2010 and 2009, respectively, and 7% and 14% of total revenue during the six-month periods ended June 30, 2010 and 2009, respectively.

Note 18 – Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at June 30, 2010) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at June 30, 2010) for services rendered on the Project. The Company served notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. The Company has reserved approximately $531,000 against the receivable; however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

Note 19 – Subsequent Event

On July 6, 2010, the Company acquired certain assets and assumed certain liabilities of the Construction Management Division of dck North America, LLC. The acquired business, with approximately 90 employees, provides program management, agency construction management and construction inspection services primarily on transportation and building projects in Pennsylvania, Ohio and Florida. Total consideration amounted to approximately $5,385,000, consisting of $4,885,000 in cash and a deferred payment, due July 8, 2011, amounting to $500,000 secured by a letter of credit in favor of the seller. The results of operations of the acquired business are not material to the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12,2010 (the “2009 Annual Report”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

References to “the Company,” “we,” “us,” and “our” refer to Hill International, Inc. and its subsidiaries.

We provide project management and construction claims services to clients worldwide, but primarily in the Americas, Europe, the Middle East, North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 2,600 employees operating from 90 offices in more than 30 countries.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2009 Annual Report.

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

Three Months Ended June 30, 2010 Compared to

Three Months Ended June 30, 2009

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
(in thousands)	2010		2009		Change

Project Management	$70,235	76.7%	$71,640	78.3%	$(1,405)	-2.0%
Construction Claims	21,324	23.3%	19,902	21.7%	1,422	7.1%

Total	$91,559	100.0%	$91,542	100.0%	$17	0.0%

Hill’s CFR increased $17,000 to $91,559,000 in the second quarter of 2010 from $91,542,000 in the second quarter of 2009. This was comprised of an organic 3.4% decrease offset by an increase of 3.4% from acquisitions. The organic decrease is primarily due to a decrease in the Middle East and Europe, partially offset by an increase in North Africa and the Americas.

During the second quarter of 2010, Hill’s project management CFR decrease of 2.0% included an organic decrease of 5.5% primarily in the Middle East and Europe partially offset by a 3.5% increase due to the acquisitions of Boyken International, Inc. (“Boyken”) and TRS Consultants, Inc. (“TRS”). The dollar decrease in project management CFR consisted of a $6,469,000 decrease in foreign projects and an increase of $5,064,000 in domestic projects. The decrease in foreign project management CFR was primarily due to decreases of $5,789,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program is winding down, and $1,869,000 in the rest of the Middle East where work in Dubai decreased due to the poor economic conditions in that region. In addition, due to the strengthening of the U.S. dollar against the Euro and British pound, the translation of those currencies caused a decrease in CFR of $2,155,000. This was partially offset by an increase of $3,115,000 in North Africa due to expansions of contracts in Libya. The increase in domestic projects consisted primarily of the acquisitions of Boyken and TRS, along with increases in the New York and Southwest regions.

During the second quarter of 2010, Hill’s construction claims CFR increase of 7.1% included an organic increase of 4.0% primarily in the Middle East and Western U.S. region, partially offset by a decrease in the United Kingdom, and an increase of 3.1% due to the acquisition of McLachlan Lister.

Reimbursable Expenses

	Three months ended June 30,
( in thousands)	2010		2009		Change

Project Management	$15,985	96.1%	$12,111	94.6%	$3,874	32.0%
Construction Claims	648	3.9%	690	5.4%	(42)	-6.1%

Total	$16,633	100.0%	$12,801	100.0%	$3,832	29.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $4,365,000 in New York, $748,000 in Pennsylvania and $1,025,000 in the Southwest region, partially offset by a decrease of $2,950,000 in the Middle East.

Cost of Services

	Three months ended June 30,
	2010			2009			Change
(in thousands)			% of CFR			% of CFR

Project Management	$42,914	81.4%	61.1%	$43,015	82.0%	60.0%	$(101)	-0.2%
Construction Claims	9,814	18.6%	46.0%	9,457	18.0%	47.5%	357	3.8%

Total	$52,728	100.0%	57.6%	$52,472	100.0%	57.3%	$256	0.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The decrease in project management cost of services is primarily due to a decrease of $3,698,000 in direct labor in Iraq due to the reduced work volume partially offset by increases in the New York and Southwest regions of the U.S. and increases due to the acquisitions of Boyken and TRS.

The increase in the cost of services for construction claims was due primarily to increases in direct labor in the Middle East and Western region of the U.S. partially offset by a decrease of direct labor in the United Kingdom.

Gross Profit

	Three months ended June 30,
	2010			2009			Change
( in thousands)			% of CFR			% of CFR

Project Management	$27,321	70.4%	38.9%	$28,625	73.3%	40.0%	$(1,304)	-4.6%
Construction Claims	11,510	29.6%	54.0%	10,445	26.7%	52.5%	1,065	10.2%

Total	$38,831	100.0%	42.4%	$39,070	100.0%	42.7%	$(239)	-0.6%

The decrease in project management gross profit included decreases of $3,857,000 from foreign operations, partially offset by increases of $2,552,000 in domestic operations. The decrease in foreign operations included decreases of $2,076,000 in Iraq, $1,457,000 in the Middle East and $764,000 in Poland, all driven by decreased CFR. This was partially offset by an increase of $1,409,000 in North Africa. The increase in domestic operations included $1,140,000 for Boyken and TRS and $785,000 in the New York region.

The increase in construction claims gross profit of $1,065,000 included increases of $1,172,000 in the Middle East, $416,000 in the Western region of the U.S. and $328,000 from McLachlan Lister, partially offset by a decrease in the United Kingdom.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended June 30,
(in thousands)	2010		2009		Change
		% of CFR		% of CFR

SG&A Expenses	$34,820	38.0%	$34,852	38.1%	$(32)	-0.1%

The decrease in SG&A of $32,000 included an increase of $2,149,000 from Boyken, TRS and MLL partially offset by a decrease of $2,181,000 from the remaining operations.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $1,552,000 including $1,211,000 from Boyken, TRS and McLachlan Lister.

•

An increase in amortization expense of $389,000 primarily due to $319,000 for Boyken, TRS and McLachlan Lister and an increase of $77,000 for Gerens Hill International, S.A. (“Gerens”) due to the December 2009 purchase of an additional 4% interest in that company.

•	A decrease of $986,000 for bad debt expense primarily from the Middle East and North Africa where several accounts were reserved during 2009 but recovered in 2010.

•	A decrease of $873,000 in losses from foreign currency transactions which were incurred in 2009 on the North Africa projects.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $2,035,000 from $2,278,000 in the second quarter of 2009 to $243,000 in the second quarter of 2010, primarily due to decreased work in Iraq by SBH and the completion of several fixed-price task orders.

Our share of the earnings of SBH decreased $1,518,000 from $1,753,000 in the second quarter of 2009 to $235,000 in the second quarter of 2010. SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. Existing task orders under the contract extend until September 2010, but those task orders had a significantly lower run rate during the second quarter of 2010 than was experienced in the same period of 2009.

Our share of the earnings of Hill TMG was $8,000 in the second quarter of 2010 compared with $534,000 in the second quarter of 2009, a decrease of $526,000. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	Three months ended June 30,
(in thousands)	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$8,791	12.5%	$9,810	13.7%	$(1,019)	-10.4%
Equity in earnings of affiliates	243	0.3%	2,278	3.2%	(2,035)	-89.3%

Total Projects	9,034	12.9%	12,088	16.9%	(3,054)	-25.3%
Construction Claims	1,523	7.1%	885	4.4%	638	72.1%
Corporate	(6,303)		(6,477)		174	-2.7%

Total	$4,254	4.6%	$6,496	7.1%	$(2,242)	-34.5%

Operating profit decreased $2,242,000 or 34.5%, to $4,254,000 in the second quarter of 2010, from $6,496,000 in the same period of 2009.

The decrease in Project Management operating profit primarily included decreases of $3,580,000 in Iraq and $1,674,000 in the Middle East in line with the decreases in CFR and equity in earnings of affiliates discussed above. This was partially offset by an increase in North Africa of $1,900,000. In addition, due to the strengthening of the U.S. dollar against the Euro and British pound, the translation of those currencies caused a decrease in operating profit of $508,000.

The increase in Construction Claims included increases in the Middle East and the Western region of the U.S., offset by decreases in Europe.

The decrease in Corporate expenses primarily consisted of decreased labor costs of $453,000 due to lower executive bonus accruals in 2010 partially offset by increases in legal fees of $106,000.

Interest Expense, net

Net interest expense increased $334,000 to $654,000 in the three-month period ended June 30, 2010 as compared with $320,000 in the three-month period ended June 30, 2009, primarily due to increased borrowings driven primarily by the acquisitions of Boyken, TRS, McLachlan Lister and the purchase of treasury stock.

Income Taxes

For the three-month periods ended June 30, 2010 and 2009, we recognized net tax expense of $428,000 and $1,161,000, respectively. The Company’s income tax expense for the three-month period ended June 30, 2009 was net of $142,000 benefit related to interest recalculations recognized as a reduction in the reserves for uncertain tax positions.

The effective income tax rates for the three-month periods ended June 30, 2010 and 2009 were 11.9% and 18.8%, respectively. Excluding the effect of the reserve reduction the effective income tax expense rate would have been 11.9% and 21.5% for the three-month periods ended June 30, 2010 and 2009, respectively. The difference between 2010 and 2009 was related principally to the tax benefit of the U.S. net operating loss at a 41.5% income tax rate.

Net Earnings

Net earnings attributable to Hill International, Inc. for the second quarter of 2010 were $2,884,000, or $0.07 per diluted common share based upon 40,380,000 diluted common shares outstanding, as compared to net earnings for the second quarter of 2009 of $4,675,000, or $0.12 per diluted common share based upon 40,297,000 diluted common shares outstanding. Net earnings were unfavorably affected by lower CFR, the decrease in gross profit percentages, lower equity in earnings of affiliates and a negative $434,000 impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2009) against the British pound and the Euro.

Six Months Ended June 30, 2010 Compared to

Six Months Ended June 30, 2009

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
(in thousands)	2010		2009		Change

Project Management	$137,564	75.0%	$141,340	76.9%	$(3,776)	-2.7%
Construction Claims	45,931	25.0%	42,350	23.1%	3,581	8.5%

Total	$183,495	100.0%	$183,690	100.0%	$(195)	-0.1%

Hill’s CFR decreased slightly to $183,495,000 during the six months ended June 30, 2010 from $183,690,000 in the same period of 2009. This was comprised of an organic 3.5% decrease partially offset by an increase of 3.4% from acquisitions. The organic decrease is primarily due to less work in the Middle East and Europe, partially offset by an increase in North Africa.

During the first six month of 2010, Hill’s project management CFR decrease of 2.7% included an organic decrease of 6.6% primarily in the Middle East partially offset by a 3.9% increase due to the acquisitions of Boyken and TRS. The dollar decrease in project management CFR consisted of a $12,948,000 decrease in foreign projects and an increase of $9,172,000 in domestic projects. The decrease in foreign project management CFR was primarily due to decreases of $12,570,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program is winding down, and $4,430,000 in the rest of the Middle East where work in Dubai decreased due to poor economic conditions. This was partially offset by an increase of $8,040,000 in North Africa due to expansions of contracts in Libya. The increase in domestic projects consisted primarily of the acquisitions of Boyken and TRS, along with increases in the New York and Southwest regions.

During the first six months of 2010, Hill’s construction claims CFR increase of 8.5% included an organic increase of 7.0% and an increase of 1.5% due to the acquisition of McLachlan Lister. The organic growth was primarily due to an increase of $3,164,000 in the Middle East and an increase of $706,000 in the Western region of the U.S.

Reimbursable Expenses

	Six months ended June 30,
( in thousands)	2010		2009		Change

Project Management	$27,747	95.1%	$23,180	94.3%	$4,567	19.7%
Construction Claims	1,422	4.9%	1,407	5.7%	15	1.0%

Total	$29,169	100.0%	$24,587	100.0%	$4,582	18.6%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $3,448,000 in New York, $1,660,000 in the Southwest region of the U.S. and $885,000 in Washington DC, partially offset by a decrease of $2,164,000 in the Middle East.

Cost of Services

	Six months ended June 30,
	2010			2009			Change
( in thousands)			% of CFR			% of CFR

Project Management	$85,897	81.2%	62.4%	$85,442	81.1%	60.5%	$455	0.5%
Construction Claims	19,944	18.8%	43.4%	19,919	18.9%	47.0%	25	0.1%

Total	$105,841	100.0%	57.7%	$105,361	100.0%	57.4%	$480	0.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct costs of $5,293,000 in North Africa along with an increase in work in that area and an increase of $2,978,000 for Boyken and TRS partially offset by a decrease of $8,266,000 in direct costs in Iraq due to the decreased work volume.

The increase in the cost of services for construction claims was due primarily to a decrease of $1,169,000 in the Middle East offset by a decrease of $1,041,000 in the United Kingdom.

Gross Profit

	Six months ended June 30,
	2010			2009			Change
( in thousands)			% of CFR			% of CFR

Project Management	$51,667	66.5%	37.6%	$55,898	71.4%	39.5%	$(4,231)	-7.6%
Construction Claims	25,987	33.5%	56.6%	22,431	28.6%	53.0%	3,556	15.9%

Total	$77,654	100.0%	42.3%	$78,329	100.0%	42.6%	$(675)	-0.9%

The decrease in project management gross profit included decreases of $8,396,000 from foreign operations, partially offset by increases of $4,166,000 in domestic operations. The decrease in foreign operations included decreases of $4,304,000 in Iraq, $3,603,000 in the Middle East, $1,573,000 in Poland and $1,130,000 in the United Kingdom all driven by decreased CFR. This was partially offset by an increase of $2,746,000 in North Africa. The increase in domestic operations included increases of $2,571,000 for Boyken and TRS and $949,000 in New York.

The increase in construction claims gross profit of $3,556,000 was primarily due to an increase of $1,995,000 in the Middle East and $1,229,000 in the United Kingdom where during the first quarter of 2010 a $2,000,000 contingency fee was recognized due to the successful resolution of a client’s claim.

Selling, General and Administrative (“SG&A”) Expenses

	Six months ended June 30,
(in thousands)	2010		2009		Change
		% of CFR		% of CFR

SG&A Expenses	$71,765	39.1%	$70,952	38.6%	$813	1.1%

The increase in SG&A of $813,000 included an increase of $3,864,000 from Boyken and TRS partially offset by a decrease of $3,051,000 from the remaining operations.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $2,913,000, including $2,230,000 from Boyken, TRS and McLachlan Lister.

•

An increase in amortization expense of $730,000 primarily due to $532,000 for Boyken, TRS and McLachlan Lister and an increase of $174,000 for Gerens due to the December 2009 purchase of an additional 4% interest in that company.

•	A decrease of $1,507,000 for bad debt expense primarily from the Middle East and North Africa where several accounts were reserved during 2009 but recovered during 2010.

•	A decrease of $1,229,000 in losses on foreign exchange which were incurred during 2009 on North Africa projects.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $2,395,000 from $3,459,000 in the first six months of 2009 to $1,064,000 in the first six months of 2010, primarily due to decreased work in Iraq by SBH and the completion of several fixed-price task orders.

Our share of the earnings of SBH decreased $1,958,000 from $2,860,000 in the first half of 2009 to $902,000 in the first half of 2010.

Our share of the earnings of Hill TMG was $162,000 in the first six months of 2010 compared with $608,000 in the first six months of 2009, a decrease of $446,000.

Operating Profit:

	Six months ended June 30,
(in thousands)	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$13,043	9.5%	$17,763	12.6%	$(4,720)	-26.6%
Equity in earnings of affiliates	1,064	0.8%	3,459	2.4%	(2,395)	-69.2%

Total Projects	14,107	10.3%	21,222	15.0%	(7,115)	-33.5%
Construction Claims	5,744	12.5%	3,208	7.6%	2,536	79.1%
Corporate	(12,898)		(13,594)		696	-5.1%

Total	$6,953	3.8%	$10,836	5.9%	$(3,883)	-35.8%

Operating profit decreased $3,883,000, or 35.7%, to $6,953,000 in the first six months of 2010, from $10,836,000 in the same period of 2009.

The decrease in Project Management operating profit primarily included decreases of $6,303,000 in Iraq and $2,719,000 in the Middle East in line with the decreases in CFR and equity in earnings of affiliates discussed above. This was partially offset by an increase of $2,571,000 in North Africa.

The increase in Construction Claims operating profit primarily included increases in the Middle East and Western region of the U.S.

The decrease in Corporate expenses primarily consisted of decreased labor costs of $344,000 due to lower executive bonus accruals and decreases of $233,000 in information technology related expenses and $80,000 in accounting fees due to cost-cutting efforts.

Interest Expense, net

Net interest expense increased $666,000 to $1,199,000 in the six-month period ended June 30, 2010 as compared with $533,000 in the six-month period ended June 30, 2009, primarily due to increased borrowings driven primarily by the acquisitions of Boyken, TRS and McLachlan Lister and the purchase of treasury stock.

Income Taxes

For the six-month periods ended June 30, 2010 and 2009, we recognized net tax (benefits) expense of $(40,000) and $734,000, respectively. Income tax expense for the six-month periods ended June 30, 2010 and 2009 were net of tax benefits of $740,000 and $1,873,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as a reduction in the reserves for uncertain tax positions.

The effective income tax (benefit) expense rates for the six-month periods ended June 30, 2010 and 2009 were (0.7%) and 7.1%, respectively. Excluding the effect of the reserve reduction noted above, the effective income tax expense rate would have been 12.3% and 25.3% for the six-month periods ended June 30, 2010 and 2009, respectively. The difference between 2010 and 2009 was related principally to the tax benefit of the U.S. net operating loss at a 41.5% income tax rate.

Net Earnings

Net earnings attributable to Hill International, Inc. for the six-month period ended June 30, 2010 were $5,341,000, or $0.13 per diluted common share based upon 40,656,000 diluted common shares outstanding, as compared to net earnings for the six-month period ended June 30, 2009 of $9,078,000, or $0.22 per diluted common share based upon 40,726,000 diluted common shares outstanding. Net earnings were unfavorably affected by lower CFR, the decrease in gross profit percentages, lower equity in earnings of affiliates and the impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2009) against the British pound and the Euro.

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

At June 30, 2010, the Company had $6,236,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at June 30, 2010 was $25,259,000. In connection with the dck Construction Management acquisition, the Company borrowed an additional $5,000,000 on July 6, 2010.

We currently have four additional credit facilities with international financial institutions as follows:

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $753,000 at June 30, 2010), with interest at 2.75% plus The Bank of England rate of 0.50% (or 3.25%) at June 30, 2010, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at June 30, 2010. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at June 30, 2010) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.78% (or 4.78%) at June 30, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,843,000) in Letters of Guarantee of which 72,153,000 AED (approximately $19,646,000) was utilized at June 30, 2010. This facility expires on August 27, 2010. The Company intends to renew this facility.

The Company maintains a revolving credit facility with a European bank for up to €1,000,000 (approximately $1,219,000 at June 30, 2010) with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.50%) at June 30, 2010 collateralized by certain assets of the Company. At June 30, 2010 there were no outstanding borrowings under this facility which expires on April 30, 2011.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $914,000 at June 30, 2010). The interest rate on that facility is the three month EURIBOR rate which at June 30, 2010 was 0.70%, plus 1.75% (or 2.45%) but no less than 4.00%. At June 30, 2010, there were no outstanding borrowings under this facility which expires on December 24, 2011.

Additional Capital Requirements

We experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Sources of Additional Capital

At June 30, 2010, our cash and cash equivalents amounted to approximately $36,747,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2010

For the six months ended June 30, 2010, our cash and cash equivalents increased by $5,824,000 to $36,747,000. Cash used in operations was $15,149,000, cash used in investing activities was $6,317,000 and cash provided by financing activities was $19,506,000. We also experienced an increase in cash of $7,784,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2010 was $15,149,000. Cash provided by operations is attributable to consolidated net earnings of $5,794,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	Depreciation and amortization of $4,542,000;

•	Bad debt expense of $632,000;

•	Equity in earnings of affiliates of ($1,064,000);

•	A deferred tax benefit of ($2,136,000);

•	Stock based compensation expense of $1,156,000.

Working capital changes which increased cash provided from operations included the following:

•	A decrease in accounts receivable - affiliates of $2,401,000 due to the timing of collections from SBH and Hill TMG;

•

An increase in accounts payable and accrued expenses of $14,681,000 due to the timing of payments for various selling, general and administrative costs, subcontractors and accrued earnout costs related to the McLachlan Lister acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $6,828,000.

Working capital changes which decreased cash provided from operations included the following:

•

An increase in accounts receivable of $31,619,000 due to delays in payments from North Africa and the Middle East; the increase in accounts receivable was impacted by a foreign currency translation adjustment of approximately $16,147,000.

•	A decrease in deferred revenue of $3,225,000, principally due to the timing of advance payments on projects overseas.

Investing Activities

Net cash used in investing activities was $6,317,000. We used $4,327,000, net of cash acquired, on the acquisition of McLachlan Lister. We spent $2,426,000 to purchase computers, office equipment, furniture and fixtures. We also purchased for $166,000 an additional interest in one of our subsidiaries from a minority shareholder. We received $750,000 in cash distributions from SBH and contributed $148,000 to fund the start up of a joint venture in China.

Financing Activities

Net cash provided by financing activities was $19,506,000. We received $25,000,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $1,909,000. Due to bank increased $2,483,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $184,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan. We also acquired 1,550,000 shares of our common stock for $6,252,000 under our repurchase program.

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

Our backlog was approximately $569,000,000 at June 30, 2010 compared to $550,000,000 at March 31, 2010. We estimate that approximately $241,000,000, or 42.3%, of the backlog at June 30, 2010 will be recognized during the twelve months subsequent to June 30, 2010.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of June 30, 2010, approximately $467,000,000, or 82.0%, of our backlog was in category 1 and approximately $102,000,000, or 18.0%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

In thousands	Total Backlog		12-Month Backlog
	$	%	$	%
As of June 30, 2010:

Project Management	$533,000	93.7%	$206,000	85.5%
Construction Claims	36,000	6.3	35,000	14.5

Total	$569,000	100.0%	$241,000	100.0%

As of March 31, 2010:

Project Management	$518,000	94.2%	$210,000	87.5%
Construction Claims	32,000	5.8	30,000	12.5

Total	$550,000	100.0%	$240,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2009 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2009 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Part II - Other Information

Item 1.

None.

Item 1A.	Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2009 Annual Report.

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
Dated: August 6, 2010
	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)
Dated: August 6, 2010
	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2010	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)