Form 10-Q
period 2010-09-30
Hill International, Inc.
filed 2010-11-04
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 38,248,923 shares of the Registrant’s Common Stock outstanding at November 1, 2010.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$34,289	$30,923
Cash—restricted	2,487	2,690
Accounts receivable, less allowance for doubtful accounts of $9,238 and $9,780	165,580	130,900
Accounts receivable—affiliate	3,873	7,163
Prepaid expenses and other current assets	9,248	10,146
Income taxes receivable	1,167	902
Deferred income tax assets	755	878

Total current assets	217,399	183,602
Property and equipment, net	11,581	11,576
Cash—restricted, net of current portion	2,700	1,711
Retainage receivable, less allowance for doubtful accounts of $38 and $38	2,541	1,774
Acquired intangibles, net	25,692	21,885
Goodwill	54,505	46,025
Investments	12,159	13,196
Deferred income tax assets	4,377	4,162
Other assets	10,109	7,608

Total assets	$341,063	$291,539

Liabilities and Stockholders’ Equity
Due to bank	$2,892	$1,449
Current maturities of notes payable	1,986	1,972
Accounts payable and accrued expenses	66,671	53,158
Income taxes payable	2,246	4,722
Deferred revenue	16,172	15,401
Deferred income taxes	463	432
Other current liabilities	5,760	5,523

Total current liabilities	96,190	82,657
Notes payable, net of current maturities	58,305	24,823
Retainage payable	3,177	2,684
Deferred income taxes	10,219	8,728
Deferred revenue	1,391	2,537
Other liabilities	9,914	10,470

Total liabilities	179,196	131,899

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,682,574 shares and 43,530,113 shares issued at September 30, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	123,261	121,230
Retained earnings	75,868	65,427
Accumulated other comprehensive loss	(13,847)	(12,588)

	185,286	174,073
Less treasury stock of 6,433,651 shares at September 30, 2010 and 4,251,854 shares at December 31, 2009, at cost	(27,765)	(18,438)

Hill International, Inc. share of equity	157,521	155,635
Noncontrolling interests	4,346	4,005

Total equity	161,867	159,640

Total liabilities and stockholders’ equity	$341,063	$291,539

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Revised—Note 2)		(Revised—Note 2)
Consulting fee revenue	$97,401	$86,697	$280,896	$270,388
Reimbursable expenses	13,623	16,498	42,792	41,085

Total revenue	111,024	103,195	323,688	311,473

Cost of services	53,676	51,148	159,518	156,511
Reimbursable expenses	13,623	16,498	42,792	41,085

Total direct expenses	67,299	67,646	202,310	197,596

Gross profit	43,725	35,549	121,378	113,877
Selling, general and administrative expenses	37,773	31,312	109,537	102,264
Equity in earnings of affiliates	(369)	(3,931)	(1,434)	(7,390)

Operating profit	6,321	8,168	13,275	19,003
Interest expense, net	1,003	511	2,202	1,043

Earnings before provision for income taxes	5,318	7,657	11,073	17,960
Provision for (benefit from) income taxes	—	1,636	(40)	2,370

Consolidated net earnings	5,318	6,021	11,113	15,590
Less: net earnings—noncontrolling interests	218	189	672	680

Net earnings attributable to Hill International, Inc.	$5,100	$5,832	$10,441	$14,910

Basic earnings per common share—Hill International, Inc.	$0.13	$0.15	$0.26	$0.37

Basic weighted average common shares outstanding	38,673	38,839	39,602	39,911

Diluted earnings per common share—Hill International, Inc.	$0.13	$0.15	$0.26	$0.37

Diluted weighted average common shares outstanding	39,123	39,466	40,149	40,292

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net earnings	$11,113	$15,590
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,121	5,414
Equity in earnings of affiliates	(1,434)	(7,390)
Provision for bad debts	1,158	3,121
Deferred tax provision	(57)	1,218
Stock based compensation	1,673	1,757
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39,346)	(22,888)
Accounts receivable—affiliate	3,290	4,101
Prepaid expenses and other current assets	758	(1,404)
Income taxes receivable	(289)	(2)
Retainage receivable	(767)	(557)
Other assets	(2,830)	615
Accounts payable and accrued expenses	13,519	5,220
Income taxes payable	(1,795)	(1,457)
Deferred revenue	(514)	(1,027)
Other current liabilities	(3,448)	(345)
Retainage payable	493	665
Other liabilities	(335)	(1,161)

Net cash flow (used in) provided by operating activities	(11,690)	1,470

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(9,283)	—
Distributions from affiliate	2,000	6,300
Contribution to affiliate	(348)	(312)
Payments for purchase of property and equipment	(2,719)	(2,245)
Purchase of additional interest in subsidiary	(166)	—

Net cash flow (used in) provided by investing activities	(10,516)	3,743

Cash flows from financing activities:
Due to bank	1,555	(180)
Payments on notes payable	(1,941)	(1,220)
Net borrowings on revolving loans	33,500	18,484
Deferred loan costs	—	(1,741)
Proceeds from stock issued under employee stock purchase plan	209	384
Proceeds from exercise of stock options	2	—
Purchase of treasury stock under stock repurchase program	(9,327)	(9,171)

Net cash flow provided by financing activities	23,998	6,556

Effect of exchange rate changes on cash	1,574	(2,613)

Net increase in cash and cash equivalents	3,366	9,156
Cash and cash equivalents—beginning of period	30,923	20,430

Cash and cash equivalents—end of period	$34,289	$29,586

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

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

During 2009, the Company began charging a portion of depreciation and amortization expense, which had previously been reflected in selling, general and administrative expenses, to cost of services. As a result, the consolidated statements of earnings for the three and nine months ended September 30, 2009 have been revised to increase cost of services and decrease selling, general and administrative expenses by $224,000 and $643,000 respectively and gross profit also declined by the same amount in that period. There was no effect on operating profit or consolidated net earnings in those periods.

New Accounting Pronouncements

Effective January 1, 2010, the Company adopted a new standard pertaining to the consolidation of variable interest entities that requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This standard also requires an ongoing reassessment of the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The adoption of this standard did not have a any impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company also adopted a new standard pertaining to accounting for transfers of financial assets that removes the concept of a qualifying special-purpose entity from accounting for transfers and servicing of financial assets and extinguishment of liabilities. This standard also clarifies the requirements for transfers of financial assets that are eligible for sale accounting. The adoption of this standard did not have a any impact on the Company’s consolidated financial statements.

Note 3 – Acquisitions

On June 8, 2010, the Company acquired McLachlan Lister Pty. Ltd. (“MLL”), a firm that provides management consulting and project management services throughout Australia. MLL, which has approximately 50 employees, is based in Sydney with an additional office in Brisbane. The acquisition strengthens the Company’s existing construction claims business and provides opportunities for the project management business in Australia. Total consideration amounted to approximately 15,388,000 Australian dollars (A$) ($13,080,000 at the exchange rate on the date of acquisition), consisting of A$9,393,000 ($7,994,000) in cash, an excess net worth payment of approximately A$995,000 ($846,000) paid on October 8, 2010, a A$2,000,000 ($1,700,000) note payable due June 8, 2011 and contingent consideration amounting to A$3,000,000 ($2,550,000). The contingent consideration is payable if MLL achieves earnings before interest and taxes of at least A$2,500,000 ($2,125,000) during the twelve month period ending June 30, 2011. The Company acquired intangible assets and goodwill amounting to A$6,182,000 ($5,255,000) and A$6,286,000 ($5,356,000), respectively. The acquired intangible assets have a weighted average life of 8.8 years. The acquired intangible assets consist of a client relationship intangible of A$5,275,000 ($4,484,000) with a ten-year life, a contract intangible of A$540,000 ($459,000) with a two-year life and a trade name intangible of A$367,000 ($312,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment. The results of operations of MLL are not material to the Company.

On July 6, 2010, the Company acquired certain assets and assumed certain liabilities of the Construction Management Division of dck North America, LLC. The acquired business, with approximately 90 employees, provides program management, agency construction management and construction inspection services primarily on transportation and building projects in Pennsylvania, Ohio and Florida. The acquisition extends our geographic reach and significantly strengthens our highway and bridge practice in the United States. Total consideration amounted to approximately $5,385,000, consisting of $4,885,000 in cash and a deferred payment, due July 8, 2011, amounting to $500,000 secured by a letter of credit in favor of the seller. The Company acquired intangible assets and goodwill amounting to $2,051,740 and $3,272,428, respectively. The acquired intangible assets have a weighted average life of 5.2 years. The acquired intangible assets consist of a client relationship intangible of 571,000 with a ten-year life, a contract intangible of $1,283,100 with a three and one-half year life and a trade name intangible of $197,640 with a two-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment. The results of operations of the acquired business are not material to the Company.

The Company expenses all acquisition-related costs rather than including such costs as a component of the purchase consideration. The Company expensed approximately $499,000 and $892,000 of such costs during the three- and nine-month periods ended September 30, 2010, respectively.

Note 4 – Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Consolidated net earnings	$5,318	$6,021	$11,113	$15,590
Foreign currency translation, net of tax	5,909	(375)	(1,270)	1,975
Other, net	110	196	(152)	(213)

Comprehensive earnings	11,337	5,842	9,691	17,352
Comprehensive income (loss) attributable to noncontrolling interests	269	1	507	(191)

Comprehensive earnings attributable to Hill International, Inc.	$11,068	$5,841	$9,184	$17,543

Note 5 – Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	September 30, 2010	December 31, 2009
Billed	$147,018	$122,657
Retainage, current portion	2,017	2,181
Unbilled	25,783	15,842

	174,818	140,680
Allowance for doubtful accounts	(9,238)	(9,780)

	$165,580	$130,900

The Company had one client that accounted for 15% of consulting fee revenue for the nine-month period ended September 30, 2010 and that accounted for 29% of accounts receivable at September 30, 2010.

Note 6 – Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Contract rights	$9,193	$4,654	$9,668	$4,951
Client relationships	26,435	6,421	21,002	4,610
Trade names	2,023	884	1,499	725
Covenant not to compete	18	18	18	16

Total	$37,669	$11,977	$32,187	$10,302

Intangible assets, net	$25,692		$21,885

Amortization expense related to intangible assets totaled $1,433,000 and $914,000 for the three months ended September 30, 2010 and 2009, respectively, and $3,838,000 and $2,589,000 for the nine months ended September 30, 2010 and 2009, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization Expense
(in thousands)
2010 (remaining 3 months)	$1,503
2011	6,001
2012	3,623
2013	3,248
2014	2,882

Note 7 – Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2010 and noted no impairment for either of its reporting units. Based on the valuation, the fair value of the Project Management unit and the Construction Claims unit substantially exceeded their carrying values.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2010 (in thousands):

Segment	Balance at December 31, 2009	Additions	Translation Adjustments	Balance at September 30, 2010
Project Management	$25,829	$3,273	$(624)	$28,478
Construction Claims	20,196	5,356	475	26,027

Total	$46,025	$8,629	$(149)	$54,505

Note 8 – Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2010	December 31, 2009
(in thousands)
Accounts payable	$17,533	$16,597
Accrued payroll	20,610	20,042
Accrued subcontractor fees	5,375	4,806
Accrued legal and professional cost	14,209	9,035
Accrued earnout related to MLL acquisition	3,872	—
Other accrued expenses	5,072	2,678

	$66,671	$53,158

Note 9 – Notes Payable

Outstanding debt obligations are as follows:

	September 30, 2010	December 31, 2009
(in thousands)
Revolving credit loan payable to a bank group led by Bank of America, N.A. up to $100,000,000. The weighted average rate for all borrowings was 4.64% and 3.45% at September 30, 2010 and December 31, 2009, respectively. (For more information see below).	$58,300	$24,800

Revolving credit loan acquired in the acquisition of Boyken International, Inc. payable to Bank of America, N.A. up to $1,250,000, with interest at 2.25% plus the 1 month LIBOR rate of 0.23% (or 2.48%) at December 31, 2009. The loan was paid off by the Company on January 5, 2010.	—	850

Revolving credit loan acquired in the acquisition of TRS Consultants, Inc. payable to Bay Commercial Bank up to $1,000,000, with interest at 0.75% plus the prime rate of 3.25% (or 4.00%) but no less than 6.00% at December 31, 2009. The loan was paid off by the Company on January 8, 2010.	—	870

Note payable (A$2,000,000), non-interest bearing, due June 8, 2011, for the acquisition of MLL.	1,938	—

Other	53	275

	60,291	26,795
Less current maturities	1,986	1,972

Notes payable, net of current maturities	$58,305	$24,823

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At September 30, 2010, the Company was in compliance with all of the loan covenants.

As of September 30, 2010, the Company had $10,978,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at September 30, 2010 was $16,075,000.

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $790,000 and $804,000 at September 30, 2010 and December 31, 2009, respectively), with interest at 2.00% plus The Bank of England rate of 0.50% (or 2.50%) at September 30, 2010 and 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at December 31, 2009, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at September 30, 2010 or December 31, 2009. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at both September 30, 2010 and December 31, 2009) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.79% (or 4.79%) at September 30, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,836,000) in Letters of Guarantee of which 90,693,000 AED (approximately $24,691,000) was utilized at September 30, 2010. This facility expired on August 27, 2010. The Company intends to renew this facility which is currently being negotiated under a six month verbal extension.

The Company maintains a revolving credit facility with a European bank up to €1,000,000 (approximately $1,363,000 and $1,434,000 at September 30, 2010 and December 31, 2009, respectively), with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.5%) at September 30, 2010 and 2.50% plus the Bank’s prime rate of 6.25% (or 8.75%) at December 31, 2009, collateralized by certain assets of the Company. At September 30, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on April 30, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,131,000 and $6,454,000 at September 30, 2010 and December 31, 2009 respectively,) of which €213,000 (approximately $290,000) was utilized at September 30, 2010.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,022,000 and $1,076,000 at September 30, 2010 and December 31, 2009 respectively). The interest rate on that facility is the three-month EURIBOR rate which at September 30, 2010 was 0.9%, plus 1.75% (or 2.65%) and at December 31, 2009 was 0.71%, plus 1.75% (or 2.46%) but no less than 4.00%. At September 30, 2010 and December 31, 2009, there were no outstanding borrowings under this facility which expires on December 24, 2011.

Note 10 – Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Nine months ended September 30,
	2010	2009
(in thousands)
Interest paid	$2,107	$1,435

Income taxes paid (refunded)	$2,279	$2,040

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

At September 30, 2010 and December 31, 2009, the Company reported receivables totaling $940,000 and $3,534,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended September 30, 2010 and 2009 was $2,693,000 and $7,682,000, respectively and $11,206,000 and $28,766,000 for the nine-month periods ended September, 30, 2010 and 2009, respectively. The decline in revenues from SBH is due to the wind-down of the Iraq Reconstruction Program which will be completed within the fourth quarter of 2010.

Hill TMG

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At September 30, 2010 and December 31, 2009, the Company reported receivables totaling $1,809,000 and $2,215,000, respectively for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended September 30, 2010 and 2009 was $286,000 and $786,000, respectively and for the nine-month periods ended September 30, 2010 and 2009 was $1,097,000 and $2,737,000, respectively.

The following table summarizes the Company’s equity in earnings from affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(in thousands)
Stanley Baker Hill	$266	$3,585	$1,168	$6,445
Hill TMG	108	339	266	947
Other	(5)	7	—	(2)

Total	$369	$3,931	$1,434	$7,390

Note 12 – Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 449,540 shares and 626,557 shares for the three-month periods ended September 30, 2010 and 2009, respectively and 546,875 shares and 381,062 shares for the nine-month periods ended September 30, 2010 and 2009, respectively. Certain stock options were excluded from the calculation of diluted earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted earnings per common share was 1,466,880 shares and 891,500 shares for the three-month periods ended September 30, 2010 and 2009, respectively, 1,284,518 shares and 808,273 shares for the nine-month periods ended September 30, 2010 and 2009, respectively. The 1,000,000 common shares, which were issued in April 2010 in connection with the 2009 earn-out provision of the merger agreement with Arpeggio, have been included, effective January 1, 2010, in both the basic and diluted weighted average shares for the three- and nine-month periods ended September 30, 2010.

Note 13 – Share-Based Compensation

At September 30, 2010, the Company had 2,720,480 options outstanding with a weighted average exercise price of $4.51. During the nine-month period ended September 30, 2010, the Company granted 305,000 options which vest over a five-year period, 320,000 options which vest over a four year-period and 106,085 options which vested immediately. The options have a weighted average exercise price of $5.81 and a weighted-average contractual life of 5.83 years. The aggregate fair value of the options was $1,596,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life – 5.83 years; volatility – 48.4% and risk free interest rate – 2.21%. During the first nine months of 2010, options for 3,000 shares with a weighted average exercise price of $2.45 were exercised, options for 31,000 shares with a weighted average exercise price of $5.96 were forfeited and options for 16,000 shares with a weighted average exercise price of $7.16 lapsed.

During the nine-month period ended September 30, 2010, the Company issued 63,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the nine-month period ended September 30, 2010, employees purchased 51,166 common shares, for an aggregate purchase price of $209,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of earnings totaling $517,000 and $433,000 for the three-month periods ended September 30, 2010 and 2009, respectively and $1,673,000 and $1,757,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 14 – Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. Through September 30, 2010, the Company has purchased 5,834,069 shares of its common stock for an aggregate purchase price of $24,438,000, or $4.19 per share, under this program.

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2010:

	Total	Hill International, Inc. stockholders	Noncontrolling interests
Stockholders’ equity, December 31, 2009	$159,640	$155,635	$4,005
Net income	11,113	10,441	672
Other comprehensive (loss)	(1,424)	(1,259)	(165)

Comprehensive (loss) income	9,689	9,182	507

Additional paid in capital	2,031	2,031	—
Acquisition of treasury stock	(9,327)	(9,327)	—
Acquisition of additional interest in subsidiary	(166)	—	(166)

Stockholders’ equity, September 30, 2010	$161,867	$157,521	$4,346

Note 15 – Income Taxes

During the three-month period ending September 30, 2010, the Company recognized a benefit in the reserves for uncertain tax positions of $914,000 due to the expiration of the statute of limitations related to the filing of certain income tax returns and a $177,000 tax expense resulting from adjustments to agree the 2009 book amount to the actual amounts per the tax returns. During the nine-month periods ended September 30, 2010 and 2009, the Company recognized income tax benefits of $1,654,000 and $1,807,000, respectively, due to the expiration of the statute of limitations related to the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Also, during the nine-month period ended September 30, 2010 and 2009, the Company recognized an increase in the reserve for uncertain tax positions of $1,552,000 and $721,000, respectively, primarily related to foreign subsidiaries.

The following table indicates the changes to the Company’s uncertain tax positions for the nine-month periods ended September 30, 2010 and 2009 including interest and penalties.

	Nine months ended September 30,
	2010	2009
(in thousands)
Balance, beginning of period	$2,575	$3,395
Increase as a result of tax positions taken in the current year*	1,552	721
Reductions due to expiration of statute of limitations	(1,654)	(1,807)

Balance, end of period	$2,473	$2,309

*	This increase is a balance sheet reclassification and does not affect income tax expense.

The balance is included in “Other liabilities” in the consolidated balance sheet at September 30, 2010.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2010, the Company has not recorded interest or penalties related to uncertain tax positions.

The effective income tax rates for the three-month periods ended September 30, 2010 and 2009 were 0.0% and 21.4%, respectively, and the effective income tax (benefit) expense rates for the nine-month periods ended September 30, 2010 and 2009 were (0.4%) and 13.2%, respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment the effective income tax rate would have been 14.8% and 25.4% for the three-month periods ended September 30, 2010 and 2009 respectively, and 10.3% and 25.4% respectively, for the nine-month periods ended September 30, 2010 and 2009.

Note 16 – Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims services) and secondarily by their geography (Americas, Europe, the Middle East, North Africa and Asia/Pacific).

The Project Management business segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, estimating and cost management, project labor agreement consulting and management consulting services.

The Construction Claims business segment provides such services as claims preparation, analysis and review, litigation support, cost/damages assessment, delay/disruption analysis, contract review and adjudication, risk assessment, lender advisory and expert witness testimony services to clients worldwide.

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Three Months Ended:

Consulting Fee Revenue:

	Three months ended September 30,
	2010		2009
				%
Project Management	$72,859	74.8%	$65,255	75.3%
Construction Claims	24,542	25.2%	21,442	24.7%

Total	$97,401	100.0%	$86,697	100.0%

Total Revenue:

	Three months ended September 30,
	2010		2009
Project Management	$85,483	77.0%	$81,092	78.6%
Construction Claims	25,541	23.0%	22,103	21.4%

Total	$111,024	100.0%	$103,195	100.0%

Operating Profit:

	Three months ended September 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$10,386	14.3%	$8,165	12.5%	$2,221	27.2%
Equity in earnings of affiliates	369	0.5%	3,931	6.0%	(3,562)	-90.6%

Total Projects	10,755	14.8%	12,096	18.5%	(1,341)	-11.1%
Construction Claims	2,431	9.9%	1,780	8.3%	651	36.5%
Corporate	(6,865)		(5,708)		(1,157)	20.3%

Total	$6,321	6.5%	$8,168	9.4%	$(1,847)	-22.6%

Depreciation and Amortization Expense:

	Three months ended September 30,
	2010	2009
Project Management	$1,536	$1,085
Construction Claims	739	579

Subtotal segments	2,275	1,664
Corporate	304	236

Total	$2,579	$1,900

Consulting Fee Revenue by Geographic Region:

	Three months ended September 30,
	2010		2009
Americas	$27,503	28.3%	$17,743	20.5%
Europe	23,474	24.1%	24,600	28.4%
Middle East	24,434	25.1%	30,982	35.7%
North Africa	18,155	18.6%	11,799	13.6%
Asia/Pacific	3,835	3.9%	1,573	1.8%

Total	$97,401	100.0%	$86,697	100.0%

U.S.	$26,946	27.7%	$17,178	19.8%
Non-U.S.	70,455	72.3%	69,519	80.2%

Total	$97,401	100.0%	$86,697	100.0%

Total Revenue by Geographic Region:

	Three months ended September 30,
	2010		2009
Americas	$37,979	34.2%	$31,987	31.0%
Europe	24,732	22.3%	25,715	24.9%
Middle East	24,837	22.4%	31,920	30.9%
North Africa	19,262	17.3%	11,925	11.6%
Asia/Pacific	4,214	3.8%	1,648	1.6%

Total	$111,024	100.0%	$103,195	100.0%

U.S.	$37,422	33.7%	$31,422	30.4%
Non-U.S.	73,602	66.3%	71,773	69.6%

Total	$111,024	100.0%	$103,195	100.0%

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

Consulting Fee Revenue By Client Type:

	Three months ended September 30,
	2010		2009
U.S. federal government	$6,263	6.4%	$10,321	11.9%
U.S. state, local and regional government	13,189	13.6%	8,880	10.3%
Foreign government	42,655	43.8%	25,245	29.1%
Private sector	35,294	36.2%	42,251	48.7%

Total	$97,401	100.0%	$86,697	100.0%

Total Revenue By Client Type:

	Three months ended September 30,
	2010		2009
U.S. federal government	$6,735	6.1%	$10,608	10.3%
U.S. state, local and regional government	22,028	19.8%	22,685	22.0%
Foreign government	45,133	40.7%	25,948	25.1%
Private sector	37,128	33.4%	43,954	42.6%

Total	$111,024	100.0%	$103,195	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2010	December 31, 2009
Americas	$6,622	$6,611
Europe	2,216	2,628
Middle East	1,767	1,852
North Africa	328	232
Asia/Pacific	648	253

Total	$11,581	$11,576

U.S.	$6,582	$6,611
Non-U.S.	4,999	4,965

Total	$11,581	$11,576

Nine Months Ended:

Consulting Fee Revenue:

	Nine months ended September 30,
	2010		2009
				%
Project Management	$210,423	74.9%	$206,595	76.4%
Construction Claims	70,473	25.1%	63,793	23.6%

Total	$280,896	100.0%	$270,388	100.0%

Total Revenue:

	Nine months ended September 30,
	2010		2009
Project Management	$250,795	77.5%	$245,613	78.9%
Construction Claims	72,893	22.5%	65,860	21.1%

Total	$323,688	100.0%	$311,473	100.0%

Operating Profit:

	Nine months ended September 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$23,431	11.1%	$25,926	12.5%	$(2,495)	-9.6%
Equity in earnings of affiliates	1,434	0.7%	7,390	3.6%	(5,956)	-80.6%

Total Projects	24,865	11.8%	33,316	16.1%	(8,451)	-25.4%
Construction Claims	8,175	11.6%	4,988	7.8%	3,187	63.9%
Corporate	(19,765)		(19,301)		(464)	2.4%

Total	$13,275	4.7%	$19,003	7.0%	$(5,728)	-30.1%

Depreciation and Amortization Expense:

	Nine months ended September 30,
	2010	2009
Project Management	$4,296	$3,021
Construction Claims	1,945	1,711

Subtotal segments	6,241	4,732
Corporate	880	682

Total	$7,121	$5,414

Consulting Fee Revenue by Geographic Region:

	Nine months ended September 30,
	2010		2009
Americas	$75,212	26.7%	$55,429	20.5%
Europe	73,853	26.3%	79,219	29.3%
Middle East	76,741	27.3%	97,126	35.9%
North Africa	47,632	17.0%	33,236	12.3%
Asia/Pacific	7,458	2.7%	5,378	2.0%

Total	$280,896	100.0%	$270,388	100.0%

U.S.	$73,593	26.2%	$53,390	19.7%
Non-U.S.	207,303	73.8%	216,998	80.3%

Total	$280,896	100.0%	$270,388	100.0%

Total Revenue by Geographic Region:

	Nine months September 30,
	2010		2009
Americas	$110,766	34.2%	$88,620	28.5%
Europe	77,901	24.1%	81,952	26.3%
Middle East	78,186	24.2%	101,353	32.5%
North Africa	48,940	15.1%	33,921	10.9%
Asia/Pacific	7,895	2.4%	5,627	1.8%

Total	$323,688	100.0%	$311,473	100.0%

U.S.	$109,147	33.7%	$86,565	27.8%
Non-U.S.	214,541	66.3%	224,908	72.2%

Total	$323,688	100.0%	$311,473	100.0%

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

Consulting Fee Revenue By Client Type:

	Nine months ended September 30,
	2010		2009
U.S. federal government	$20,771	7.4%	$36,120	13.4%
U.S. state, local and regional government	35,753	12.7%	29,111	10.8%
Foreign government	87,103	31.0%	78,518	29.0%
Private sector	137,269	48.9%	126,639	46.8%

Total	$280,896	100.0%	$270,388	100.0%

Total Revenue By Client Type:

	Nine months ended September 30,
	2010		2009
U.S. federal government	$21,966	6.8%	$36,971	11.9%
U.S. state, local and regional government	66,598	20.6%	60,904	19.6%
Foreign government	91,167	28.1%	79,888	25.6%
Private sector	143,957	44.5%	133,710	42.9%

Total	$323,688	100.0%	$311,473	100.0%

Note 17 – Concentrations

The Company had one client that accounted for 14% of total revenue for the three-month period ended September 30, 2010 and one client which accounted for 12% of total revenue for the three-month period ended September 30, 2009. The Company had one client that accounted for 13% of total revenue for the nine-month period ended September 30, 2010 and one client which accounted for 12% of total revenue for the nine-month period ended September 30, 2009.

The Company had one client that accounted for 16% of consulting fee revenue for the three-month period ended September 30, 2010 and one client which accounted for 10% of consulting fee revenue for the three-month period ended September 30, 2009. The Company had one client that accounted for 15% of consulting fee revenue for the nine-month period ended September 30, 2010 and one client which accounted for 11% of consulting fee revenue for the nine-month period ended September 30, 2009.

One client accounted for 29% and 17% of accounts receivable as of September 30, 2010 and December 31, 2009, respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 6% and 10% of total revenue during the three-month periods ended September 30, 2010 and 2009, respectively, and 7% and 12% of total revenue during the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 18 – Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at September 30, 2010) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at September 30, 2010) for services rendered on the Project. The Company served notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. The Company has reserved approximately $531,000 against the receivable; however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 12, 2010 (the “2009 Annual Report”) . You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

References to “the Company,” “we,” “us,” and “our” refer to Hill International, Inc. and its subsidiaries.

We provide project management and construction claims services to clients worldwide, but primarily in the Americas, Europe, the Middle East, North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group. In addition, we have established real estate operations which include the distribution of construction technologies. We believe that these operations will provide us with potential high returns at a modest investment cost as well as providing additional project management and construction management opportunities.

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

Three Months Ended September 30, 2010 Compared to

Three Months Ended September 30, 2009

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended September 30,
	2010		2009		Change
(in thousands)
Project Management	$72,859	74.8%	$65,255	75.3%	$7,604	11.7%
Construction Claims	24,542	25.2%	21,442	24.7%	3,100	14.5%

Total	$97,401	100.0%	$86,697	100.0%	$10,704	12.3%

Hill’s CFR increased $10,704,000 to $97,401,000 in the third quarter of 2010 from $86,697,000 in the third quarter of 2009. This was comprised of an organic increase of 3.1% and an increase of 9.2% from acquisitions. The organic increase is primarily due to an increase in North Africa and the Americas, partially offset by a decrease in the Middle East and Europe.

During the third quarter of 2010, Hill’s project management CFR increase of 11.7% included an organic increase of 3.4% primarily in North Africa and the Americas and an increase of 8.3% due to the acquisitions of Boyken International, Inc. (“Boyken”), TRS Consultants, Inc. (“TRS”), and the Construction Management Division of dck North America, LLC. (“dck”). The increase in project management CFR consisted of a $8,075,000 increase in domestic projects and a decrease of $471,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisitions of Boyken, TRS and dck along with increases in the New York, Florida and the Southwest region. The decrease in foreign project management CFR was primarily due to decreases of $4,989,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program is winding down, and $1,684,000 in the rest of the Middle East where work in Dubai decreased due to the poor economic conditions in that region. In addition, due to the strengthening of the U.S. dollar against the Euro and British pound, the translation of those currencies caused a decrease in CFR of $3,304,000. This was partially offset by an increase of $6,356,000 in North Africa due to expansions of contracts in Libya.

During the third quarter of 2010, Hill’s construction claims CFR increase of 14.5% included an organic increase of 2.2% primarily in the Western U.S. region, partially offset by a decrease in the United Kingdom, and an increase of 12.3% due to the acquisition of McLachlan Lister Pty. Ltd. (“MLL”).

Reimbursable Expenses

	Three months ended September 30,
	2010		2009		Change
( in thousands)
Project Management	$12,624	92.7%	$15,837	96.0%	$(3,213)	-20.3%
Construction Claims	999	7.3%	661	4.0%	338	51.1%

Total	$13,623	100.0%	$16,498	100.0%	$(2,875)	-17.4%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $2,684,000 in New York and $1,961,000 in Philadelphia, partially offset by an increase of $1,092,000 in North Africa.

Cost of Services

	Three months ended September 30,
	2010			2009			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$42,583	79.3%	58.4%	$40,496	79.2%	62.1%	$2,087	5.2%
Construction Claims	11,093	20.7%	45.2%	10,652	20.8%	49.7%	441	4.1%

Total	$53,676	100.0%	55.1%	$51,148	100.0%	59.0%	$2,528	4.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in North Africa and the acquisitions of Boyken, TRS and dck partially offset by a decrease in Iraq.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in the Middle East and MLL partially offset by a decrease in the United Kingdom.

Gross Profit

	Three months ended September 30,
	2010			2009			Change
			% of CFR			% of CFR
( in thousands)
Project Management	$30,276	69.2%	41.6%	$24,759	69.6%	37.9%	$5,517	22.3%
Construction Claims	13,449	30.8%	54.8%	10,790	30.4%	50.3%	2,659	24.6%

Total	$43,725	100.0%	44.9%	$35,549	100.0%	41.0%	$8,176	23.0%

The increase in project management gross profit included increases of $4,171,000 from domestic operations and increases of $1,346,000 in foreign operations. The increase in domestic operations includes increases of $2,540,000 from Boyken, TRS and dck. The increase in foreign operations included an increase of $3,429,000 North Africa partially offset by decreases of $2,465,000 in Iraq and the Middle East.

The increase in construction claims gross profit of $2,659,000 included an increase of $1,533,000 from MLL and an increase of $837,000 from the domestic Western Region.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended September 30,
	2010		2009		Change
		% of CFR		% of CFR
(in thousands)
SG&A Expenses	$37,773	38.8%	$31,312	36.1%	$6,461	20.6%

The increase in SG&A of $6,461,000 included an increase of $3,594,000 from Boyken, TRS, MLL and dck.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $3,352,000 including $2,057,000 from Boyken, TRS, MLL and dck.

•	An increase in amortization expense of $519,000 primarily due to Boyken, TRS, MLL and dck.

•	An increase of $550,000 in rent expense including $303,000 for the acquired entities.

•	An increase of $385,000 in legal fees including costs related to acquisitions and foreign taxes.

•	An increase of $393,000 in administrative travel costs primarily in overseas business development and internal audit travel including $73,000 for the acquired operations.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $3,562,000 from $3,931,000 in the third quarter of 2009 to $369,000 in the third quarter of 2010, primarily due to decreased work in Iraq by SBH where several fixed-price task orders were completed.

Our share of the earnings of SBH decreased $3,319,000 from $3,585,000 in the third quarter of 2009 to $266,000 in the third quarter of 2010. SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH has a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. Existing task orders under the contract extended until September 2010, but those task orders had a significantly lower run rate during the third quarter of 2010 than was experienced in the same period of 2009. The combination of our work on the Iraq Reconstruction Project and our affiliation with the SBH joint venture has been a significant contributor to our revenue and profitability over the past several years. The project is expected to be completed in the fourth quarter of 2010.

Our share of the earnings of Hill TMG was $108,000 in the third quarter of 2010 compared with $339,000 in the third quarter of 2009, a decrease of $231,000. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	Three months ended September 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$10,386	14.3%	$8,165	12.5%	$2,221	27.2%
Equity in earnings of affiliates	369	0.5%	3,931	6.0%	(3,562)	-90.6%

Total Projects	10,755	14.8%	12,096	18.5%	(1,341)	-11.1%
Construction Claims	2,431	9.9%	1,780	8.3%	651	36.5%
Corporate	(6,865)		(5,708)		(1,157)	20.3%

Total	$6,321	6.5%	$8,168	9.4%	$(1,847)	-22.6%

Operating profit decreased $1,847,000 or 22.6%, to $6,321,000 in the third quarter of 2010, from $8,168,000 in the same period of 2009.

The decrease in Project Management operating profit primarily included a decrease of $5,113,000 in Iraq in line with the decrease in CFR and equity in earnings of affiliates discussed above. This was partially offset by an increase in North Africa of $2,796,000. In addition, due to the strengthening of the U.S. dollar against the Euro and British pound, the translation of those currencies caused a decrease in operating profit of $717,000.

The increase in Construction Claims operating profit included increases in the Western region of the U.S and the acquisition of MLL partially offset by a decrease in the Middle East.

The increase in Corporate expenses primarily consisted of increased legal and accounting fees related to the acquisitions and increased costs related to the centralizing of our global payroll process.

Interest Expense, net

Net interest expense increased $492,000 to $1,003,000 in the three-month period ended September 30, 2010 as compared with $511,000 in the three-month period ended September 30, 2009, primarily due to increased borrowings driven primarily by the acquisitions of Boyken, TRS, MLL and dck and the purchase of treasury stock.

Income Taxes

For the three-month periods ended September 30, 2010 and 2009, the Company recognized net tax expense of $0 and $1,636,000, respectively. The Company’s income tax expense for the three-month periods ended September 30, 2010 and 2009 included benefits of $914,000 and $0, respectively, related to decreases in the reserves for uncertain tax positions due to the expiration of the statute of limitations related to the filing of certain income tax returns and tax expense of $177,000 and $36,000, respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three-month periods ended September 30, 2010 and 2009 were 0.0% and 21.4%, respectively. Excluding the effect of the reserve increase and the provision to return adjustment the effective income tax expense rate would have been 14.8% and 25.4% for the three-month periods ended

September 30, 2010 and 2009, respectively.

Net Earnings

Net earnings attributable to Hill International, Inc. for the third quarter of 2010 were $5,100,000, or $0.13 per diluted common share based upon 39,123,000 diluted common shares outstanding, as compared to net earnings for the third quarter of 2009 of $5,832,000, or $0.15 per diluted common share based upon 39,466,000 diluted common shares outstanding. Net earnings were unfavorably affected by lower equity in earnings of affiliates and a negative $777,000 impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2009) against the British pound and the Euro

Nine Months Ended September 30, 2010 Compared to

Nine Months Ended September 30, 2009

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine months ended September 30,
	2010		2009		Change
(in thousands)
Project Management	$210,423	74.9%	$206,595	76.4%	$3,828	1.9%
Construction Claims	70,473	25.1%	63,793	23.6%	6,680	10.5%

Total	$280,896	100.0%	$270,388	100.0%	$10,508	3.9%

Hill’s CFR increased $10,508,000 to 280,896,000 in the third quarter of 2010 from $270,388,000 in the third quarter of 2009.

This was comprised of an organic 1.4% decrease offset by an increase of 5.3% from acquisitions. The organic decrease is primarily due to less work in the Middle East and Europe, partially offset by increases in North Africa and the Americas.

During the first nine months of 2010, Hill’s project management CFR increase of 1.9% included an organic decrease of 3.5% primarily in the Middle East offset by a 5.4% increase due to the acquisitions of Boyken, TRS and dck. The dollar increase in project management CFR consisted of a $17,248,000 increase in domestic projects and a decrease of $13,420,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisitions of Boyken, TRS and dck along with increases in the New York and Southwest regions. The decrease in foreign project management CFR was primarily due to decreases of $17,559,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program has essentially concluded, and $6,114,000 in the rest of the Middle East where work in Dubai decreased due to poor economic conditions. In addition, due to the strengthening of the U.S. dollar against the Euro and the British pound, the translation of these currencies caused a decrease in CFR of $3,935,000. This was partially offset by an increase of $14,396,000 in North Africa due to expansions of contracts in Libya and Egypt.

During the first nine months of 2010, Hill’s construction claims CFR increase of 10.5% included an organic increase of 5.4% and an increase of 5.1% due to the acquisition of MLL. The organic growth was primarily due to an increase of $3,289,000 in the Middle East and an increase of $1,966,000 in the Western region of the U.S.

Reimbursable Expenses

	Nine months ended September 30,
	2010		2009		Change
(in thousands)
Project Management	$40,371	94.3%	$39,017	95.0%	$1,354	3.5%
Construction Claims	2,421	5.7%	2,068	5.0%	353	17.1%

Total	$42,792	100.0%	$41,085	100.0%	$1,707	4.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $2,075,000 in the Southwest region of the U.S., $1,556,000 in Europe and $1,173,000 in North Africa, partially offset by a decrease of $2,676,000 in the Middle East. The increase in construction claims reimbursable expenses was primarily due to the use of subcontractors at MLL.

Cost of Services

	Nine months ended September 30,
	2010			2009			Change
(in thousands)			% of CFR			% of CFR
Project Management	$128,480	80.5%	61.1%	$125,939	80.5%	61.0%	$2,541	2.0%
Construction Claims	31,038	19.5%	44.0%	30,572	19.5%	47.9%	466	1.5%

Total	$159,518	100.0%	56.8%	$156,511	100.0%	57.9%	$3,007	1.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct costs of $8,220,000 in North Africa along with an increase in work in that area and an increase of $5,854,000 for Boyken, TRS and dck partially offset by a decrease of $11,448,000 in direct costs in Iraq due to the decreased work volume.

The increase in the cost of services for construction claims was due primarily to increases of $1,614,000 in the Middle East and $1,402,000 at MLL partially offset by a decrease of $2,120,000 in the United Kingdom.

Gross Profit

	Nine months ended September 30,
	2010			2009			Change
(in thousands)			% of CFR			% of CFR
Project Management	$81,945	67.5%	38.9%	$80,656	70.8%	39.0%	$1,289	1.6%
Construction Claims	39,433	32.5%	56.0%	33,221	29.2%	52.1%	6,212	18.7%

Total	$121,378	100.0%	43.2%	$113,877	100.0%	42.1%	$7,501	6.6%

The increase in project management gross profit included increases of $8,337,000 from domestic operations, partially offset by decreases of $7,048,000 in foreign operations. The increase in domestic operations included increases of $5,109,000 for Boyken, TRS and dck and $1,106,000 in New York. The decrease in foreign operations included decreases of $6,111,000 in Iraq, $4,261,000 in the Middle East and $1,971,000 in Poland, all driven by decreased CFR. This was partially offset by an increase of $6,175,000 in North Africa.

The increase in construction claims gross profit of $6,212,000 was primarily due to an increase of $1,861,000 from MLL, $1,675,000 in the Middle East and $1,753,000 in the United Kingdom where during the first quarter of 2010 a $1,800,000 contingency fee was recognized due to the successful resolution of a client’s claim.

Selling, General and Administrative (“SG&A”) Expenses

	Nine months ended September 30,
	2010		2009		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$109,537	39.0%	$102,264	37.8%	$7,273	7.1%

The increase in SG&A of $7,273,000 included an increase of $7,459,000 from Boyken, TRS, MLL and dck partially offset by a decrease of $185,000 from the remaining operations.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $6,265,000, including $4,288,000 from Boyken, TRS, dck and MLL.

•

An increase in amortization expense of $1,248,000 primarily due to $1,062,000 for Boyken, TRS, dck and MLL and an increase of $248,000 for Gerens due to the December 2009 purchase by Hill of an additional 4% interest in that company.

•	An increase in administrative travel of $839,000 due to increased international travel and including $194,000 for the acquired acquisitions.

•	An increase of $690,000 in rent expense primarily for the acquired operations.

•	A decrease of $1,964,000 for bad debt expense because higher charges occurred in 2009 primarily from the Middle East and North Africa.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $5,956,000 from $7,390,000 in the first nine months of 2009 to $1,434,000 in the first nine months of 2010, primarily due to decreased work in Iraq by SBH.

Our share of the earnings of SBH decreased $5,277,000 from $6,445,000 in the first nine months of 2009 to $1,168,000 in the first nine months of 2010.

Our share of the earnings of Hill TMG was $266,000 in the first nine months of 2010 compared with $947,000 in the first nine months of 2009, a decrease of $682,000.

Operating Profit:

	Nine months ended September 30,
	2010		2009		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$23,431	11.1%	$25,926	12.5%	$(2,495)	-9.6%
Equity in earnings of affiliates	1,434	0.7%	7,390	3.6%	(5,956)	-80.6%

Total Projects	24,865	11.8%	33,316	16.1%	(8,451)	-25.4%
Construction Claims	8,175	11.6%	4,988	7.8%	3,187	63.9%
Corporate	(19,765)		(19,301)		(464)	2.4%

Total	$13,275	4.7%	$19,003	7.0%	$(5,728)	-30.1%

Operating profit decreased $5,728,000, or 30.1%, to $13,275,000 in the first nine months of 2010, from $19,003,000 in the same period of 2009.

The decrease in Project Management operating profit primarily included decreases of $11,415,000 in Iraq and $2,742,000 in the Middle East in line with the decreases in CFR and equity in earnings of affiliates discussed above. This was partially offset by an increase of $4,811,000 in North Africa. In addition, due to the strengthening of the U.S. dollar against the Euro and British pound, the translation of those currencies caused a decrease in operating profit of $1,049,000.

The increase in Construction Claims operating profit primarily included increases in the Middle East and Western region of the U.S and the acquisition of MLL.

The increase in Corporate expenses primarily consisted of an increase in administrative foreign travel of $229,000 due to business development and internal audit activity, an increase of $198,000 for costs relating to centralizing global payroll processes and controls and an increase of $156,000 in legal fees primarily related to acquisitions. This was partially offset by lower executive bonus accruals in 2010.

Interest Expense, net

Net interest expense increased $1,159,000 to $2,202,000 in the nine-month period ended September 30, 2010 as compared with $1,043,000 in the nine-month period ended September 30, 2009, primarily due to increased borrowings driven primarily by the acquisitions of Boyken, TRS, dck and MLL and the purchase of treasury stock.

Income Taxes

For the nine-month periods ended September 30, 2010 and 2009, the Company recognized net tax (benefits) expense of ($40,000) and $2,370,000, respectively. Income tax expense for the nine-month periods ended September 30, 2010 and 2009 were net of tax benefits of $1,654,000 and $1,807,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as reductions in the reserves for uncertain tax positions. For the nine month periods ended September 30, 2010 and 2009, income tax expense also included $1,552,000 and $721,000, respectively, related to increases in the reserves for uncertain tax positions and benefits of $1,375,000 and $1,096,000, respectively, resulting from adjustments to agree the 2009 book amount to the actual amounts per the tax returns.

The effective income tax (benefit) expense rates for the nine-month periods ended September 30, 2010 and 2009 were (0.4%) and 13.2%, respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment, the effective income tax expense rate would have been 10.3% and 25.4% for the nine month periods ended September 30, 2010 and 2009, respectively. The decrease was caused by a shift of earnings to lower taxed jurisdictions.

Net Earnings

Net earnings attributable to Hill International, Inc. for the nine-month period ended September 30, 2010 were $10,441,000, or $0.26 per diluted common share based upon 40,149,000 diluted common shares outstanding, as compared to net earnings for the nine-month period ended September 30, 2009 of $14,910,000, or $0.37 per diluted common share based upon 40,292,000 diluted common shares outstanding. Net earnings were unfavorably affected by lower equity in earnings of affiliates and the impact of exchange rates as the U.S. dollar strengthened (compared to the same period in 2009) against the British pound and the Euro.

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

At September 30, 2010, the Company had $10,978,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at September 30, 2010 was $16,075,000.

We currently have four additional credit facilities with international financial institutions as follows:

The Company has a revolving credit facility with Barclays Bank PLC which provides for borrowings of up to £500,000 (approximately $790,000 at September 30, 2010), with interest at 2.0% plus The Bank of England rate of 0.50% (or 2.5%) at September 30, 2010, collateralized by cross guarantees of various United Kingdom companies. There were no outstanding borrowings at September 30, 2010. The loan has an indeterminate term and is subject to annual review by the bank.

The Company maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at September 30, 2010) collateralized by certain overseas receivables. The interest rate on this facility is 3.0% plus the one-month Emirates InterBank Offer Rate (“EIBOR”), which was 1.79% (or 4.79%) at September 30, 2010, but no less than 5.50%. The facility also allows for up to 150,000,000 AED (approximately $40,836,000) in Letters of Guarantee of which 90,693,000 AED (approximately $24,691,000) was utilized at September 30, 2010. This facility expired on August 27, 2010. The Company intends to renew this facility which is currently being negotiated under a six month verbal extension.

The Company maintains a revolving credit facility with a European bank for up to €1,000,000 (approximately $1,363,000 at September 30, 2010) with interest rates at 2.50% plus the Bank’s prime rate of 6.00% (or 8.50%) at September 30, 2010 collateralized by certain assets of the Company. At September 30, 2010 there were no outstanding borrowings under this facility which expires on April 30, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,131,000) at September 30, 2010 of which €213,000 (approximately $290,000) was utilized at September 30, 2010.

The Company maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $1,022,000 at September 30, 2010). The interest rate on that facility is the three month EURIBOR rate which at September 30, 2010 was 0.90%, plus 1.75% (or 2.65%) but no less than 4.00%. At September 30, 2010, there were no outstanding borrowings under this facility which expires on December 24, 2011.

Additional Capital Requirements

We experience lags between our receipt of fees from our clients and our payment of our costs. In order to continue our growth, we maintain the credit arrangements noted above. However, we may seek additional debt financing beyond these amounts.

Accounts Receivable

Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients and economic downturns that can adversely affect various industries and, within those industries, particular client’s ability to pay, which could reduce our ability to collect all amounts due from clients, which would increase the working capital which we need to maintain and could impact our liquidity. Also, in the project management and claim consulting business, there are sometimes intermediaries between us and the client, and therefore financial problems or other issues involving the intermediary entity could pose credit risks to us.

Sources of Additional Capital

At September 30, 2010, our cash and cash equivalents amounted to approximately $34,289,000. We cannot provide any assurance that additional sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine Months Ended September 30, 2010

For the nine months ended September 30, 2010, our cash and cash equivalents increased by $3,366,000 to $34,289,000. Cash used in operations was $11,690,000, cash used in investing activities was $10,516,000 and cash provided by financing activities was $23,998,000. We also experienced an increase in cash of $1,574,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $11,690,000. Cash provided by operations is attributable to consolidated net earnings of $11,113,000 for the period adjusted by non-cash items included in net income and working capital changes such as:

•	Depreciation and amortization of $7,121,000;

•	Bad debt expense of $1,158,000;

•	Equity in earnings of affiliates of ($1,434,000);

•	A deferred tax benefit of ($57,000);

•	Stock based compensation expense of $1,673,000.

Working capital changes which increased cash provided from operations included the following:

•	A decrease in accounts receivable—affiliates of $3,290,000 due to the timing of collections from SBH and Hill TMG;

•

An increase in accounts payable and accrued expenses of $13,519,000 due to the timing of payments for various selling, general and administrative costs, subcontractors and accrued earnout costs related to the MLL acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $1,966,000.

Working capital changes which decreased cash provided from operations included the following:

•

An increase in accounts receivable of $39,346,000 due to delays in payments from North Africa and the Middle East; the increase in accounts receivable was impacted by a foreign currency translation adjustment of approximately $4,921,000.

Investing Activities

Net cash used in investing activities was $10,516,000. We used $9,283,000, net of cash acquired, on the acquisitions of MLL and dck. We spent $2,719,000 to purchase computers, office equipment, furniture and fixtures. We also purchased for $166,000 an additional interest in one of our subsidiaries from a minority shareholder. We received $2,000,000 in cash distributions from SBH and contributed $348,000 to fund the start-up of joint ventures in China and the United States.

Financing Activities

Net cash provided by financing activities was $23,998,000. We received $33,500,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $1,941,000. Due to bank increased $1,555,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $211,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan. We also acquired 2,182,000 shares of our common stock for $9,327,000 under our repurchase program.

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

Our backlog was approximately $599,000,000 at September 30, 2010 compared to $569,000,000 at June 30, 2010. We estimate that approximately $255,000,000, or 42.6%, of the backlog at September 30, 2010 will be recognized during the twelve months subsequent to September 30, 2010.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of September 30, 2010, approximately $451,000,000, or 75.3%, of our backlog was in category 1 and approximately $148,000,000, or 24.7%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
In thousands
As of September 30, 2010:

Project Management	$561,000	93.7%	$219,000	85.9%
Construction Claims	38,000	6.3%	36,000	14.1%

	$599,000	100.0%	$255,000	100.0%

As of June 30, 2010:

Project Management	$533,000	93.7%	$206,000	85.5%
Construction Claims	36,000	6.3	35,000	14.5

	$569,000	100.0%	$241,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2009 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2009 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

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

Dated: November 4, 2010

By: /s/ Irvin E. Richter

Irvin E. Richter

Chairman and Chief Executive Officer

(Principal Executive Officer)

Dated: November 4, 2010

By: /s/ John Fanelli III

John Fanelli III

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

Dated: November 4, 2010

By: /s/ Ronald F. Emma

Ronald F. Emma

Senior Vice President and

Chief Accounting Officer

(Principal Accounting Officer)