Form 10-K
period 2010-12-31
Hill International, Inc.
filed 2011-03-11
CIK 1287808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer    ☐      Accelerated Filer    ☒      Non-Accelerated Filer    ☐      Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2010 was approximately $106,535,000.

As of March 1, 2011, there were 38,253,570 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to stockholders and in press releases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

Those forward-looking statements may concern, among other things:

•	The markets for our services;

•	Projections of revenues and earnings, anticipated contractual obligations, capital expenditures, funding requirements or other financial items;

•	Statements concerning our plans, strategies and objectives for future operations; and

•	Statements regarding future economic conditions or performance.

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

We currently provide project management and construction claims services to clients worldwide, but primarily in the United States, Latin America, Europe, the Middle East, North Africa, Asia and Australia. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies and the private sector.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,000 personnel operating out of nearly 100 offices in more than 30 countries.

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

Reporting Segments

We currently operate through two segments: the Project Management Group and the Construction Claims Group. Our revenue consists of two components: consulting fee revenue (“CFR”) and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of consulting fee revenue, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of our CFR from our operations in each reporting segment for each of the past three fiscal years:

Consulting Fee Revenue:

	2010		2009		2008
	(dollars in thousands)

Project Management	$286,466	75.0%	$276,811	76.0%	$247,326	74.1%
Construction Claims	95,633	25.0%	87,199	24.0%	86,556	25.9%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

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

In its June 14, 2010 issue, Engineering News-Record ranked us as the eighth largest construction management firm and the tenth largest program management firm in the United States.

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

Global Business

We operate worldwide and currently have nearly 100 offices in more than 30 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years:

Consulting Fee Revenue by Geographic Region:

	2010		2009		2008
	(dollars in thousands)
Americas	$103,255	27.0%	$75,468	20.7%	$79,199	23.7%
Europe	98,304	25.7%	107,193	29.4%	110,416	33.1%
Middle East	102,538	26.9%	126,749	34.8%	116,254	34.8%
North Africa	66,179	17.3%	47,482	13.1%	20,693	6.2%
Asia / Pacific	11,823	3.1%	7,118	2.0%	7,320	2.2%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

Growth Organically and Through Acquisition

Our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Since 1998, we have completed 20 acquisitions.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy.

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens”), indirectly acquired 60 percent of the outstanding shares of common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration amounted to 22,200,000 Brazilian Reais (approximately $13,392,000). We are in the process of allocating the purchase price to the acquired assets and assumed liabilities. The results of operations Engineering S.A. are not material to our consolidated results of operations.

During 2010, we made three acquisitions: McLachlan Lister Pty. Ltd. (“MLL”), the Construction Management Division of dck North America, LLC (“dck”) and TCM Group, Inc. (“TCM”). These acquisitions provide us with additional geographical presence in the Asia Pacific region and the United States. Aggregate consideration amounted to $24,117,000, consisting of cash of $18,705,000, contingent consideration amounting to $2,850,000 and deferred payments amounting to $2,562,000. The contingent consideration will be payable if two of the acquired companies achieve certain operating profit targets in 2011. The contingent consideration has been accrued and is included in other current liabilities in the consolidated balance sheet. In the event that the companies do not achieve the required level of earnings, the contingent consideration will be adjusted through a charge or credit to the 2011 consolidated statement of earnings. We acquired intangible assets and goodwill amounting to $9,950,000 and $11,540,000, respectively. The acquired intangible assets have a weighted average life of 6.6 years. The intangible assets consist of client related intangibles of $5,531,000 with lives ranging from five to ten years, contract intangibles of $3,909,000 with lives ranging from two to three-and–a-half years and a trade name intangible of $510,000 with a two-year life. Goodwill, amounting to $6,592,000, of which $3,272,000 is deductible for income tax purposes, has been allocated to the Project Management segment and goodwill amounting to $5,356,000, which is not deductible for income tax purposes, has been allocated to the Construction Claims segment. The results of operations of the acquired companies are not material to our consolidated results of operations.

During 2009, we purchased two companies: Boyken International, Inc. (“Boyken”) and TRS Consultants, Inc. (“TRS”). Aggregate consideration amounted to $6,236,000, consisting of cash of $2,500,000, 429,241 shares of our common stock amounting to $2,736,000 and contingent consideration amounting to $1,000,000. The contingent consideration will be paid in the event one of the acquired companies achieves operating profit of $1,000,000 in 2010, 2011 or 2012. The contingent consideration has been accrued and is included in other current liabilities in the consolidated balance sheet. In the event that the company does not achieve the required level of earnings, the contingent consideration will be written off through a credit to the 2012 consolidated statement of earnings. We acquired intangible assets and goodwill amounting to $3,572,000 and $2,809,000, respectively. The acquired intangible assets have a weighted average life of 7.2 years. The intangible assets consist of client related intangibles of $2,332,000 with a 10 year life and contract intangibles of $1,240,000 with a two-year life. Goodwill, of which $1,512,000 is expected to be deductible for income tax purposes, has been allocated to the Project Management segment. These acquisitions provide us with a greater geographical presence in the United States. The results of operations of the acquired companies are not material to our consolidated results of operations.

During 2008, we purchased six companies for aggregate consideration amounting to $46,093,000, consisting of cash of $40,842,000, 82,436 shares of our common stock amounting to $1,300,000, and contingent consideration amounting to $2,872,000. The contingent consideration was settled in 2009 for cash of $1,138,000 and 132,479 shares of our common stock aggregating $1,650,000. In addition, the sellers of one of the acquired companies had the opportunity to receive additional consideration of up to $8,413,000 under an earn-out arrangement payable at the rate of $4,364,000 in 2009 and $4,049,000 in 2010 based on the acquired company’s financial performance in 2008 and 2009. Based on that company’s performance in 2008, an earn-out payment of $1,526,000 was paid in 2009. The company’s financial results in 2009 did not achieve the level necessary to require an earn-out payment.

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years:

Consulting Fee Revenue By Client Type:

	2010		2009		2008
	(dollars in thousands)
U.S. federal government	$24,731	6.5%	$45,493	12.5%	$45,048	13.5%
U.S. state, local and regional government	55,075	14.4%	39,003	10.7%	34,876	10.4%
Foreign government	120,226	31.5%	104,764	28.8%	61,561	18.4%
Private sector	182,067	47.6%	174,750	48.0%	192,397	57.7%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

Our five largest clients accounted for 15.4%, 3.0%, 3.0%, 2.4% and 2.4% of our CFR during fiscal year 2010. During fiscal year 2009 our five largest clients accounted for 13.1%, 9.4%, 4.0%, 2.9% and 1.7% of our CFR and during fiscal year 2008 our five largest clients accounted for 9.8%, 4.5%, 2.2%, 1.3% and 1.2% of our CFR.

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

For the year ended December 31, 2010, CFR from U.S. and foreign government contracts represented approximately 52.4% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

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

We currently have active contracts in Libya, Egypt, and certain areas in the Middle East. As of December 31, 2010, the total backlog attributable to these areas is $60,408,000, $37,835,000 and $196,335,000, respectively. Due to the recent political unrest in Libya, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. The outcome of unrest in Libya as well as in Egypt and areas in the Middle East could have a significant impact upon our backlog and future earnings.

At December 31, 2010, our backlog was approximately $675,000,000 compared to approximately $620,000,000 at December 31, 2009. We estimate that approximately $275,000,000, or 40.7%, of the backlog at December 31, 2010 will be recognized during our 2011 fiscal year.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received and (2) contracts awarded to us where some or all of the work has not yet been authorized. As of December 31, 2010, approximately $530,000,000, or 78.6%, of our backlog was in category (1) and approximately $145,000,000 or 21.4%, of our backlog was in category (2). We do not track whether contracts included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of December 31, 2010:
Project Management	$639,000	94.7%	$243,000	88.4%
Construction Claims	36,000	5.3	32,000	11.6

Total	$675,000	100.0%	$275,000	100.0%

As of September 30, 2010:
Project Management	$561,000	93.7%	$219,000	85.9%
Construction Claims	38,000	6.3	36,000	14.1

Total	$599,000	100.0%	$255,000	100.0%

As of December 31, 2009:
Project Management	$583,000	94.0%	$249,000	88.3%
Construction Claims	37,000	6.0	33,000	11.7

Total	$620,000	100.0%	$282,000	100.0%

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2010, some of our largest project management competitors included: AECOM Technology Corp.; Bovis Lend Lease, Inc.; Jacobs Engineering Group, Inc.; Parsons Brinckerhoff, Inc.; Turner Construction Corp.; and URS Corp. Some of our largest claims consulting competitors last year included: Exponent, Inc.; FTI Consulting, Inc.; and Navigant Consulting, Inc.

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

Executive Officers

Name	Age	Position
Irvin E. Richter	66	Chairman of the Board of Directors and Chief Executive Officer
David L. Richter	44	President and Chief Operating Officer, Director
Thomas J. Spearing III	44	President, Project Management Group (Americas)
Raouf S. Ghali	49	President, Project Management Group (International)
Frederic Z. Samelian	63	President, Construction Claims Group
John Fanelli III	56	Senior Vice President and Chief Financial Officer
Ronald F. Emma	59	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	44	Senior Vice President and General Counsel
Catherine H. Emma	51	Senior Vice President and Chief Administrative Officer
Michael J. Petrisko	45	Senior Vice President and Chief Information Officer

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

Employees

At March 1, 2011, we had 3,060 personnel. Of these individuals, 2,296 worked in our Project Management Group, 496 worked in our Construction Claims Group and 268 worked in our Corporate Group. Our personnel at March 1, 2011 included 2,445 full-time employees, 218 part-time employees and 397 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate highly qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Item 1A. Risk Factors

Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, we believe that the more significant risks and uncertainties are as follows:

Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel.

Acts of terrorism and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts, or the loss of personnel. Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business and consolidated results of operations.

We currently have active contracts in Libya, Egypt and certain areas of the Middle East. Due to the recent political unrest in Libya, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At December 31, 2010, the accounts receivable related to the work performed under contracts in the area is as follows: Libya $61,445,000, Egypt $5,467,000, and the Middle East $41,265,000. We are unable to determine the effect these crises will have on the collectibility of the aforementioned accounts receivable. We believe that the amounts due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

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

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect all amounts due from clients. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

International operations and doing business with foreign governments expose us to legal, political and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

Our international operations contributed 73.6%, 80.0% and 77.7% of our consulting fee revenue for 2010, 2009 and 2008, respectively. There are risks inherent in doing business internationally, including:

•	Lack of developed legal systems to enforce contractual rights;
•	Foreign governments may assert sovereign or other immunity if we seek to assert our contractual rights thus depriving us of any ability to seek redress against them;
•	Greater risk of uncollectible accounts and longer collection cycles;
•	Currency exchange rate fluctuations;
•	Restrictions on the transfer of cash from certain foreign countries;
•	Imposition of governmental controls;
•	Political and economic instability;
•	Changes in U.S. and other national government policies affecting the markets for our services and our ability to do business with certain foreign governments or their political leaders;
•	Changes in regulatory practices, tariffs and taxes;
•	Potential non-compliance with a wide variety of non-U.S. laws and regulations; and
•	General economic, political and civil conditions in these foreign markets.

Any of these factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees. Our inability to attract and retain qualified employees to work in these counties could have a material adverse effect on our operations.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A significant portion of our consulting fee revenue is derived from contracts with federal, state, local and foreign governments. During 2010, 2009 and 2008, approximately 52.3%, 52.0%, and 42.4%, respectively, of our consulting fee revenue were derived from such contracts.

Most government contracts are subject to the continuing availability of legislative appropriation. Legislatures typically appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, at the beginning of a program, the related contract is only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent fiscal year. These appropriations and the timing of payment of appropriated amounts may be influenced by, among other things, the state of the economy, budgetary and other political issues affecting the particular government and its appropriations process, competing priorities for appropriation, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years on government contracts, then we will not realize all of our potential revenue and profit from those contracts.

Because we depend on government contracts for a significant portion of our consulting fee revenue, our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

In 2010, U.S. federal government contracts and state and local government contracts contributed approximately 6.5% and 14.4%, respectively, of our total consulting fee revenue, and foreign government contracts contributed approximately 31.5% of our total consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs we anticipate, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring a clearance may be negatively impacted.

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

Because our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including the amount, if any, of future appropriations by the applicable contracting governmental agency, it is an uncertain indicator of our future revenue and profits.

At December 31, 2010, our backlog of uncompleted projects under contract or awarded was approximately $675,000,000. We cannot assure you that the backlog attributed to uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

Since 1998, we have acquired 20 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. Some of the risks that may affect our ability to realize any anticipated benefits from businesses that we acquire include:

•	Unexpected losses of key personnel or clients of the acquired business;
•	Difficulties arising from the increasing scope, geographic diversity and complexity of our operations;
•	Undisclosed or unknown liabilities associated with the acquired business;
•	Diversion of management’s attention from other business concerns; and
•	Adverse effects on existing business relationships with clients.

In addition, managing the growth of our operations will require us to continually increase and improve our operational, financial and human resources management and our internal systems and controls. If we are unable to manage growth effectively or to successfully integrate acquisitions, that could have a material adverse effect on our business.

We may be required to write-off all or a portion of the remaining value of our goodwill or other intangibles of companies we have acquired.

Under U.S. generally accepted accounting principles, we review our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets may not be recoverable, include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and stockholders’ equity.

If our internal controls prove to be ineffective, it could impact our business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls or otherwise, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Our use of accounting estimates involves judgment and could impact our financial results.

The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. Our most critical accounting estimates are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Critical Accounting Policies.” In addition, as discussed in Note 16, “Commitments and Contingencies,” we make certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

We cannot be certain that we will be able to raise capital or obtain debt financing to execute future acquisitions or to meet required capital needs.

We are currently party to a revolving credit agreement to assist in funding working capital needs and for potential future acquisitions. This agreement contains certain financial covenants with respect to minimum net worth, total funded debt to EBITDA ratio, fixed charge coverage ratio, billed accounts receivable to senior secured indebtedness ratio, as well as other covenants. If our operating results are not as positive as we expect, that could cause us to be in violation of these covenants. In addition, our current revolving credit agreement may not provide us with sufficient credit to meet all of the future financial needs of our business. There is no guarantee that we could increase the availability under our current revolving credit agreement or obtain alternative debt or equity financing on terms that would be acceptable to us, or at all.

The market price for our common stock could be volatile and could decline, resulting in a substantial or complete loss of your investment.

The stock markets, including the New York Stock Exchange on which our common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	Our operating performance and the performance of other similar companies;
•	Actual or anticipated differences in our operating results;
•	Changes in our revenue or earnings estimates or recommendations by securities analysts;
•	Publication of research reports about us or our industry by securities analysts;
•	Additions and departures of key personnel;
•	Speculation in the press or investment community;
•	Actions by institutional shareholders;
•	Changes in accounting principles;

•	Terrorist acts and other events affecting political, economic or civil conditions in one or more foreign countries in which we operate; and
•	General market conditions, including factors unrelated to our performance.

Future sales of our common and preferred stock may depress the price of our common stock.

As of March 1, 2011, there were 38,253,570 shares of our common stock outstanding. An additional 2,708,480 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock with terms that are determined by our Board of Directors, and additional options and warrants to purchase shares of our common stock without stockholder approval. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and operating offices are located at 303 Lippincott Centre, Marlton, New Jersey 08053. We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200. In addition to our executive offices, we have approximately 100 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

Following are our principal worldwide office locations and the geographic regions in which we reflect their operations:

U.S./Canada		Middle East
Altamonte Springs, FL	Toronto, Canada	Abu Dhabi, UAE
Atlanta, GA	Vancouver, Canada	Damascus, Syria
Baltimore, MD	Washington, DC	Doha, Qatar
Bellevue, WA		Dubai, UAE
Bensalem, PA	Europe	Jeddah, Saudi Arabia
Boston, MA	Athens, Greece	Manama, Bahrain
Columbus, OH	Baku, Azerbaijan	Riyadh, Saudi Arabia
Dallas, TX	Barcelona, Spain	Sharq, Kuwait
Danbury, CT	Belgrade, Serbia
Granite Bay, CA	Birmingham, UK	North Africa
Houston, TX	Bristol, UK	Cairo, Egypt
Irvine, CA	Bucharest, Romania	Casablanca, Morocco
Jacksonville, FL	Cardiff, Wales	Tripoli, Libya
Las Vegas, NV	Daresbury, UK
Los Angeles, CA	Dusseldorf, Germany	Asia/Pacific
Marlton, NJ	Edinburgh, Scotland	Beijing, China
Miami, FL	Exeter, UK	Brisbane, Australia
Modesto, CA	Glasgow, Scotland	Danang City, Vietnam
Montgomeryville, PA	Istanbul, Turkey	Hong Kong, China
New Orleans, LA	Leeds, UK	Kuala Lumpur, Malaysia
New York, NY	London, UK	Perth, Australia
North Canton, OH	Madrid, Spain	Shanghai, China
Ontario, CA	Manchester, UK	Singapore
Orlando, FL	Munich, Germany	Sydney, Australia
Palm Coast, FL	Rijeka, Croatia	Tokyo, Japan
Perrysburg, OH	Tbilisi, Georgia
Philadelphia, PA	Teesside, UK
Phoenix, AZ	Warsaw, Poland
Pittsburgh, PA	Winchester, UK
Portland, OR
Portsmouth, OH	Latin America
Sacramento, CA	Mexico City, Mexico
San Ramón, CA	Parauapebas, Brazil
Spokane, WA	Rio de Janeiro, Brazil
State College, PA	Sao Paulo, Brazil
Tampa, FL	Trinidad and Tobago

Item 3. Legal Proceedings.

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against us alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini dinars (approximately $27,052,000 at December 31, 2010) in damages. We provided project management services on the Project and Al Areen failed to pay us 679,000 Bahraini dinars (approximately $1,801,000 at December 31, 2010) for services rendered on the Project. We served notice of termination on April 28, 2009. On September 26, 2009, we filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini dinars. We have reserved approximately $531,000 against the receivable, however, we believe that Al Areen’s claim is without merit and, based on our current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because we consider the chance of loss to be remote.

General Litigation

From time to time, we are a defendant or plaintiff in various legal actions which arise in the normal course of business. As such we are required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease our earnings in the period the changes are made. It is our opinion, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol HIL. The following table sets forth the range of high and low closing sale prices on the New York Stock Exchange for the periods indicated.

	Common Stock
	High	Low
2010:
Fourth Quarter	$6.47	$4.39
Third Quarter	5.10	3.60
Second Quarter	6.70	3.94
First Quarter	6.56	4.85

2009:
Fourth Quarter	$7.80	$6.10
Third Quarter	8.01	3.95
Second Quarter	4.43	2.98
First Quarter	8.23	2.35

Stockholders

As of March 1, 2011, there were 104 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As a result, we believe there are more than 5,000 beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our revenue and earnings, if any, capital requirements and general financial condition of our business. The payment of any dividends is within the discretion of our Board of Directors. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and other capital needs and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2005 to December 31, 2010 with the comparable cumulative total returns of the Russell 2000 Index and a peer group, which consists of the following ten companies: AECOM Technology Corp. (ACM), Michael Baker Corp. (BKR), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), Navigant Consulting, Inc. (NCI), Tutor Perini Corp. (TPC), Tetra Tech, Inc. (TTEK), and URS Corp. (URS).

	2006	2007	2008	2009	2010
Hill International, Inc	$126.70	$251.09	$124.74	$110.57	$114.64
Russell 2000 Index	118.35	116.52	77.14	98.11	124.45
Peer Group	111.21	194.75	130.30	123.67	147.15

Item 6. Selected Financial Data.

The following is selected financial data from Hill’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with Hill’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands, except for earnings per share data.

	2010	2009	2008	2007	2006
Income Statement Data:
Consulting fee revenue	$382,099	$364,010	$333,882	$203,118	$129,987
Reimbursable expenses	69,659	57,772	46,600	87,205	67,485

Total revenue	451,758	421,782	380,482	290,323	197,472

Cost of services	213,349	209,052	183,485	107,447	71,552
Reimbursable expenses	69,659	57,772	46,600	87,205	67,485

Total direct expenses	283,008	266,824	230,085	194,652	139,037

Gross profit	168,750	154,958	150,397	95,671	58,435
Selling, general and administrative expenses	151,634	136,683	131,857	80,280	48,142
Equity in earnings of affiliates	(1,503)	(8,222)	(3,658)	(2,221)	(1,080)

Operating profit	18,619	26,497	22,198	17,612	11,373
Interest (income) expense, net	3,144	1,737	(134)	433	312

Earnings before provision for income taxes	15,475	24,760	22,332	17,179	11,061
Provision for income taxes	481	4,577	3,654	2,788	2,534

Consolidated net earnings	14,994	20,183	18,678	14,391	8,527
Less: net earnings - non controlling interests	778	713	1,027	247	(53)

Net earnings attributable to Hill International, Inc.	$14,216	$19,470	$17,651	$14,144	$8,580

Basic earnings per common share	$0.36	$0.49	$0.43	$0.53	$0.50

Basic weighted average common shares outstanding	39,258	39,659	40,809	26,720	17,240

Diluted earnings per common share	$0.36	$0.49	$0.43	$0.45	$0.46

Diluted weighted average common shares outstanding	39,824	40,124	41,148	31,387	18,489

	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/30/2006
Selected Balance Sheet Data:
Cash and cash equivalents	$39,406	$30,923	$20,430	$66,128	$11,219
Accounts receivable, net	180,856	130,900	118,124	83,151	61,159
Current assets	237,466	183,602	161,492	162,428	83,344
Total assets	370,851	291,539	254,041	207,199	118,993
Current liabilities	104,465	82,657	80,563	59,648	50,835
Total debt	74,959	28,244	18,887	3,312	11,287
Equity:
Hill International, Inc.	161,091	155,635	135,506	128,371	46,036
Noncontrolling interests	7,005	4,005	3,510	259	286

Total equity	$168,096	$159,640	$139,016	$128,630	$46,322

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We currently have active contracts in Libya, Egypt and certain areas of the Middle East. Due to the recent political unrest in Libya, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At December 31, 2010, the accounts receivable related to the work performed under contracts in the region was as follows: Libya $61,445,000, Egypt $5,467,000 and the Middle East $41,264,000. At February 28, 2011, after giving effect to subsequent collections and additional work performed, accounts receivable was as follows: Libya $59,446,000, Egypt $6,054,000 and the Middle East $33,058,000. We are unable to determine the effect these crises will have on the collectibility of the aforementioned accounts receivable. We believe that the amounts due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Our revenue consists of two components: consulting fee revenue (“CFR”) and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue.

CFR increased $18,089,000, or 5.0%, from $364,010,000 in 2009 to $382,099,000 in 2010. CFR for the project management segment increased $9,655,000 principally due to strong organic growth in North Africa and the Americas and the acquisitions of Boyken, TRS, dck and TCM. These increases were partially offset by decreases in the Middle East, primarily Iraq. CFR for the construction claims segment increased $8,434,000 due primarily to the acquisition of MLL and strong organic growth in the Middle East.

Reimbursable expenses increased $11,887,000, or 20.6%, from $57,772,000 in 2009 to $69,659,000 in 2010 principally due to the higher use of subcontractors in the Northeast and Western regions.

Cost of services increased $4,297,000, or 2.1%, from $209,052,000 in 2009 to $213,349,000 in 2010 as a result of an increase in employees and other direct expenses needed to support the increase in CFR.

Gross profit increased $13,792,000, or 8.9%, from $154,958,000 in 2009 to $168,750,000 in 2010 due to the increases in CFR. Gross profit as a percent of CFR increased from 42.6% in 2009 to 44.2% in 2010 principally due to higher average gross margin percentages for the companies acquired in 2010.

Selling, general and administrative expenses increased $14,951,000, or 10.9%, principally due to $11,580,000 in selling, general and administrative expenses from the acquired companies and an increase of $4,353,000 in staff costs in support of expanded operations and growth.

Equity in earnings of affiliates decreased $6,719,000 from $8,222,000 in 2009 to $1,503,000 in 2010 due primarily to the wind-down of the Iraq Reconstruction Program work for our affiliate, Stanley Baker Hill. The program ended in the fourth quarter of 2010.

Income taxes decreased $4,096,000, or 89.5%, from $4,577,000 in 2009 to $481,000 in 2010 as our pre-tax income decreased $9,285,000, or 38.0%, from $24,760,000 in 2009 to $15,475,000 in 2010. The effective tax rate was 3.1% in 2010 compared with 18.5% in 2009.

Net earnings attributable to Hill decreased $5,254,000, or 27.0%, from $19,470,000 in 2009 to $14,216,000 in 2010. Diluted earnings per common share were $0.36 in 2010 based upon 39,824,000 diluted common shares outstanding compared to $0.49 in 2009 based upon 40,124,000 diluted common shares outstanding.

Critical Accounting Policies

Our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, which require us to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While we believe our assumptions are reasonable and appropriate, actual results may be materially different than estimated.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2010 and 2009, the allowance for doubtful accounts was $9,457,000 and $9,780,000, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level at least annually. We have determined that we have two reporting units, the Project Management unit and the Construction Claims unit. We made that determination based on the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base in each of these units. Generally, we perform an impairment assessment during our third fiscal quarter. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Hill, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges. Based on the valuation as of July1, 2010, the fair values of the Project Management unit and Construction Claims unit substantially exceeded their carrying values.

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

Stock Options

We recognize compensation expense for all stock-based awards. The awards include stock options and restricted stock grants.

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

Results of Operations

Year Ended December 31, 2010 Compared to

Year Ended December 31, 2009

Consulting Fee Revenue (“CFR”)

	2010		2009		Change
	(dollars in thousands)
Project Management	$286,466	75.0%	$276,811	76.0%	$9,655	3.5%
Construction Claims	95,633	25.0%	87,199	24.0%	8,434	9.7%

Total	$382,099	100.0%	$364,010	100.0%	$18,089	5.0%

The increase in Hill’s CFR in 2010 compared to 2009 was comprised of a 1.5% organic decrease primarily from decreases in the Middle East and Europe partially offset by increases in North Africa and the Americas and 6.5% growth from acquisitions. CFR was negatively impacted by changes in exchange rates which decreased the reported amount by approximately $3,600,000.

During 2010, Hill’s project management CFR increase reflected an organic decrease of 2.7% primarily in the Middle East which was more than offset by a 6.2% increase due to the acquisitions of Boyken, TRS, dck and TCM. The dollar increase in project management CFR consisted of a $24,982,000 increase in domestic projects and a decrease of $15,327,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisitions of Boyken, TRS, dck and TCM along with increases in the Northeast and Western regions. The decrease in foreign project management CFR was primarily due to decreases of $22,635,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed in the fourth quarter of 2010, and $6,834,000 in the rest of the Middle East where work decreased due to weaker economic conditions during 2010. This was partially offset by an increase of $18,698,000 in North Africa due to expansions of contracts in Libya and Egypt.

During 2010, Hill’s construction claims CFR increase reflected an organic 2.5% increase and 7.2% growth from the acquisition of MLL. The organic growth was primarily due to an increase of $5,257,000 in the Middle East and an increase of $1,589,000 in the Western Region of the U.S.

Reimbursable Expenses

	2010		2009		Change
	(dollars in thousands)
Project Management	$66,330	95.2%	$55,176	95.5%	$11,154	20.2%
Construction Claims	3,329	4.8%	2,596	4.5%	733	28.2%

Total	$69,659	100.0%	$57,772	100.0%	$11,887	20.6%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was partially due to a $10,679,000 increase in reimbursable subcontractors’ fees primarily in the Northeast and Western regions. The increase in construction claims reimbursable expenses is primarily due to the use of subcontractors at MLL.

Cost of Services

	2010		% of CFR	2009		% of CFR	Change
				(dollars in thousands)
Project Management	$171,124	80.2%	59.7%	$168,449	80.6%	60.9%	$2,675	1.6%
Construction Claims	42,225	19.8%	44.2%	40,603	19.4%	46.6%	1,622	4.0%

Total	$213,349	100.0%	55.8%	$209,052	100.0%	57.4%	$4,297	2.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in direct cost of $9,266,000 in North Africa along with an increase in work in that area and an increase of $9,011,000 for Boyken, TRS, dck and TCM partially offset by a decrease of $14,508,000 in direct cost in Iraq due to the decreased work volume at that location.

The increase in the cost of services for construction claims was due primarily to increases of $3,093,000 in the Middle East and $2,583,000 at MLL partially offset by a decrease of $3,233,000 in the United Kingdom.

Gross Profit

	2010		% of CFR	2009		% of CFR	Change
	(dollars in thousands)
Project Management	$115,342	68.4%	40.3%	$108,362	69.9%	39.1%	$6,980	6.4%
Construction Claims	53,408	31.6%	55.8%	46,596	30.1%	53.4%	6,812	14.6%

Total	$168,750	100.0%	44.2%	$154,958	100.0%	42.6%	$13,792	8.9%

The increase in project management gross profit included increases of $12,234,000 from domestic operations, partially offset by decreases of $5,254,000 in foreign operations. The increase in domestic operations included increases of $8,182,000 for Boyken, TRS, dck and TCM and $1,517,000 in the Northeast region. The decrease in foreign operations reflected decreases of $8,127,000 in Iraq, $5,475,000 in the Middle East and $2,302,000 in Poland, all driven by decreased CFR. These decreases were partially offset by an increase of $9,432,000 in North Africa.

The increase in construction claims gross profit of $6,812,000 was primarily due to an increase of $3,712,000 from MLL and $2,164,000 in the Middle East.

Selling, General and Administrative

(“SG&A”) Expenses

	2010		2009		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$151,634	39.7%	$136,683	37.5%	$14,951	10.9%

The increase in SG&A expenses is partially attributable to an increase of $11,580,000 from the acquisitions of Boyken, TRS, dck, TCM and MLL. The significant components of the change are as follows:

•

An increase in unapplied labor expense of $10,996,000 including $6,643,000 from Boyken, TRS, dck, TCM and MLL and $4,353,000 in organic increases in labor to support the growth in operations. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holidays and other non-billable tasks.

•

An increase in amortization expense of $2,007,000 primarily due to $1,783,000 for Boyken, TRS, dck, TCM and MLL and an increase of $328,000 for Gerens due to the December 2009 purchase by Hill of an additional 4% interest in that company. Amortization relates to acquired intangibles, such as, trade names, client relationships and acquired contract rights.

•	An increase in administrative travel of $759,000 due to increased international travel, including $255,000 of administrative travel relating to the companies we acquired in 2010.

•	An increase of $1,128,000 in rent expense primarily from the acquired operations.

•	An increase in legal fees of $1,343,000 including $910,000 related to acquisition due diligence and other related costs as well as international legal and tax matters.

•	A decrease of $2,923,000 for bad debt expense because higher charges occurred in 2009 primarily from the Middle East and North Africa.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates, decreased $6,719,000, from $8,222,000 in 2009 to $1,503,000 in 2010, primarily due to decreased work in Iraq by Stanley Baker Hill, LLC (“SBH”).

Our share of the earnings of SBH decreased $6,030,000, from $7,201,000 in 2009 to $1,171,000 in 2010. SBH is a joint venture between Stanley Consultants, Inc. (“Stanley”), Michael Baker, Jr., Inc. (“Baker”) and us. Stanley, Baker and we each own an equal one-third interest in SBH. SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Iraq Reconstruction Program ended in late 2010.

Our share of the earnings of Hill TMG decreased $717,000, from $1,017,000 in 2009 to $300,000 in 2010. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East. Work on these projects wound down to a minimal level during 2010.

Operating Profit:

	2010		2009		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management before equityin earnings of affiliates	$34,568	12.1%	$35,095	12.7%	$(527)	(1.5)%
Equity in earnings of affiliates	1,503	0.5%	8,222	3.0%	(6,719)	(81.7)%

Total Projects	36,071	12.6%	43,317	15.6%	(7,246)	(16.7)%
Construction Claims	10,011	10.5%	8,277	9.5%	1,734	20.9%
Corporate	(27,463)		(25,097)		(2,366)	9.4%

Total	$18,619	4.9%	$26,497	7.3%	$(7,878)	(29.7)%

The decrease in Project Management operating profit primarily included decreases of $14,074,000 in Iraq and $3,235,000 in the Middle East in line with the decreases in CFR and equity in earnings of affiliates discussed above. This was partially offset by an increase of $9,571,000 in North Africa.

The increase in Construction Claims operating profit primarily included increases in the Western region of the U.S and the acquisition of MLL, partially offset by a decrease in the United Kingdom.

The increase in Corporate expenses primarily consisted of an increase in labor cost of $506,000 in support of the company’s growth, an increase of $368,000 for costs relating to centralizing global payroll processes and controls and an increase of $910,000 in legal fees primarily related to acquisitions and international legal and tax matters.

Interest Expense (Income), net

Net interest expense increased $1,407,000 to $3,144,000 in 2010 as compared with net interest expense of $1,737,000 in 2009, primarily due to increased borrowing under the Company’s senior credit facility driven by the acquisitions and the purchase of treasury stock.

Income Taxes

In 2010, income tax expense decreased by $4,096,000 to $481,000 compared to $4,577,000 in 2009. The effective income tax expense rates for 2010 and 2009 were 3.1% and 18.5%, respectively. Our effective tax rate continues to remain low because a substantial portion of our profit comes from foreign operations which are taxed at lower rates, if at all. In addition, the Company recognized an income tax benefit of $4,148,000 in the current year related to a net operating loss from U.S. operations. Of the total tax benefit, $1,048,000 is recorded as an income tax receivable due to the ability of the Company to carryback a portion of the taxable loss to offset taxable income in the 2008 and 2009 federal income tax returns. The main reason for the loss was the decline in profit from the Iraq Reconstruction Program that ended in late 2010.

In addition, four items materially affected the Company’s effective tax rate during 2010. The Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,654,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns. An income tax benefit of $1,416,000 resulted from adjustments to agree the 2009 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. In addition, a tax benefit was recognized in the amount of $329,000 representing the tax effect on unrealized foreign exchange losses generated in the United Kingdom which are included as a deduction on the local tax returns. These benefits were offset by an increase in the reserves for uncertain tax positions of $5,368,000, related primarily to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would have been a benefit of 9.6% in 2010.

In 2009, the Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,741,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns. An income tax benefit of $1,650,000, net of an income tax payment of $495,000 arising from the audit of a prior year tax return, resulted from adjustments to agree the 2008 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. These benefits were partially offset by the recognition of an $887,000 tax effect on unrealized foreign exchange gains generated in the United Kingdom, which are included as income in the local tax returns, and an increase in the reserves for uncertain tax positions of $900,000, primarily related to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would have been 25.0% in 2009.

Net Earnings Attributable to Hill

Our net earnings for 2010 were $14,216,000, or $0.36 per diluted common share based upon 39,824,000 diluted common shares outstanding, as compared to net earnings for 2009 of $19,470,000, or $0.49 per diluted common share based upon 40,124,000 diluted common shares outstanding. The diluted earnings per share for 2010 were impacted by a change in diluted shares outstanding as a result of (i) the issuance of 1,000,000 shares in connection with the earn-out provisions of the merger agreement with Arpeggio and (ii) the repurchase of 2,181,792 common shares under our stock repurchase program. The diluted earnings per share for 2009 were impacted by a change in diluted shares outstanding as a result of (i) the issuance of 1,000,000 shares in connection with the earn-out provisions of the merger agreement with Arpeggio and (ii) the repurchase of 2,487,743 common shares under our stock repurchase program. Net earnings decreased by $5,254,000, or 27.0%, which was principally due to a decrease in equity in earnings of affiliates due primarily to the Iraq Reconstruction Program coming to an end in late 2010.

Year Ended December 31, 2009 Compared to

Year Ended December 31, 2008

Consulting Fee Revenue (“CFR”)

	2009		2008		Change
	(dollars in thousands)
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

During 2009, Hill’s project management CFR growth was comprised of 9.0% organic growth and 2.9% growth from acquisitions. The dollar increase in project management CFR consisted of a $33,306,000 increase in foreign projects and a decrease of $3,821,000 in domestic projects. The increase in foreign project management CFR was primarily due to a $26,789,000 increase generated in North Africa and $8,153,000 in the Middle East. Growth in North Africa was primarily due to two large contracts in Libya. Growth in our CFR in the Middle East had been strong primarily due to our involvement with the Iraq reconstruction efforts funded by the United States government and significant new work in Qatar. The decrease in domestic project management CFR was primarily due to decreased work in the Texas and New Jersey regions, partially offset by increased work in the Southwest region.

During 2009, Hill’s construction claims CFR increase of 0.7% was comprised of an organic 2.3% decrease offset by 3.0% growth from the acquisitions of PCI and Chitester. The dollar increase in construction claims CFR was primarily attributable to an increase in foreign construction claims CFR of $553,000 driven primarily by increased work in the Middle East and a decrease in CFR for the UK and Europe. The increase in domestic construction claims CFR of $90,000 was due primarily to PCI and Chitester which were acquired during the third and fourth quarters of 2008, respectively.

Reimbursable Expenses

	2009		2008		Change
	(dollars in thousands)
Project Management	$55,176	95.5%	$42,607	91.4%	$12,569	29.5%
Construction Claims	2,596	4.5%	3,993	8.6%	(1,397)	(35.0)%

Total	$57,772	100.0%	$46,600	100.0%	$11,172	24.0%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was partially due to a $12,790,000 increase in reimbursable subcontractors’ fees primarily in New York, Philadelphia and the Middle East. The decrease in construction claims reimbursable expenses was due to the decreased use of subcontractors overseas primarily in the UK and the Middle East.

Cost of Services

	2009		% of CFR	2008		% of CFR	Change
	(dollars in thousands)
Project Management	$168,449	80.6%	60.9%	$146,199	79.7%	59.1%	$22,250	15.2%
Construction Claims	40,603	19.4%	46.6%	37,286	20.3%	43.1%	3,317	8.9%

Total	$209,052	100.0%	57.4%	$183,485	100.0%	55.0%	$25,567	13.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services was primarily due to an increase in direct labor of $10,686,000 required to produce the higher volume of CFR and an increase in other direct costs of $7,919,000 in North Africa due to increased work.

The increase in the cost of services for construction claims was due primarily to an increase in direct labor of $1,397,000 in the Middle East due to increased CFR and an increase in other direct costs of $1,762,000 in the UK.

Gross Profit

	2009		% of CFR	2008		% of CFR	Change
	(dollars in thousands)
Project Management	$108,362	69.9%	39.1%	$101,127	67.2%	40.9%	$7,235	7.2%
Construction Claims	46,596	30.1%	53.4%	49,270	32.8%	56.9%	(2,674)	(5.4)%

Total	$154,958	100.0%	42.6%	$150,397	100.0%	45.0%	$4,561	3.0%

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

The decrease in the construction claims gross profit as a percentage of CFR was due primarily to decreases in the Middle East and in the United Kingdom. In the Middle East, average salary costs for new hires in the latter part of 2008 were higher than the existing staff resulting in lower margins. In the United Kingdom, the use of outside experts on one large project was billed at margins significantly lower than internal staff.

Selling, General and Administrative

(“SG&A”) Expenses

	2009		2008		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$136,683	37.5%	$131,857	39.5%	$4,826	3.7%

The increase in SG&A expenses was partially attributable to an increase of $2,199,000 from the 2008 acquisitions of Gerens, Euromost, Chitester and PCI. The significant components of the change were as follows:

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

Our share of the earnings of SBH, increased $4,136,000, from $3,065,000 in 2008 to $7,201,000 in 2009. SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

Our share of the earnings of Hill TMG increased $424,000, from $593,000 in 2008 to $1,017,000 in 2009. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	2009		2008		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$35,095	12.7%	$34,419	13.9%	$676	2.0%
Equity in earnings of affiliates	8,222	3.0%	3,658	1.5%	4,564	124.8%

Total Projects	43,317	15.6%	38,077	15.4%	5,240	13.8%
Construction Claims	8,277	9.5%	9,480	11.0%	(1,203)	(12.7)%
Corporate	(25,097)		(25,359)		262	(1.0)%

Total	$26,497	7.3%	$22,198	6.6%	$4,299	19.4%

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

Interest Expense (Income), net

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

In addition, three items materially affected the Company’s effective tax rate during 2009. The Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,741,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns. An income tax benefit of $1,650,000, net of an income tax payment of $495,000 arising from the audit of a prior year tax return, resulted from adjustments to agree the 2008 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. These benefits were partially offset by the recognition of an $887,000 tax effect on unrealized foreign exchange gains generated in the United Kingdom which are included as income on the local tax returns and an increase in the reserves for uncertain tax positions of $900,000, related primarily to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would have been 25.0% in 2009.

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

Net Earnings Attributable to Hill

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

Liquidity and Capital Resources

We have historically funded our business activities with cash flow from operations and borrowings under various credit facilities.

Credit Facilities

We have a credit facility providing the ability to borrow up to $100,000,000. The credit facility has been made pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. We incurred costs of approximately $1,741,000 in connection with establishing the new credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains financial covenants regarding our consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At December 31, 2010, we were in violation of the loan covenants related to additional debt and consolidated leverage ratio. We have received a waiver of those violations from the lenders.

At December 31, 2010, total borrowings under the Credit Agreement amounted to $61,300,000 with interest at 4.72%. As of December 31, 2010, we had $12,509,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of our consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at December 31, 2010 was $13,261,000.

We currently have five additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at December 31, 2010) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2009 was 1.64%, plus 3.0%, (or 4.64%) but no less than 5.50%. At December 31, 2010, there were no outstanding borrowings under this facility. The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at December 31, 2010) in Letters of Guarantee of which 93,992,000 AED (approximately $25,588,000) was utilized December 31, 2010. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,330,000 at December 31, 2010), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.0% (or 8.50%) at December 31, 2010 collateralized by certain of our assets. The facility also allows for letters of guarantee up to €4,500,000

(approximately $5,985,000) of which €1,098,000 (approximately $1,460,000) had been utilized at December 31, 2010. The loan has an expiration date of April 30, 2011. We intend to renew this facility prior to the expiration date.

•

An unsecured credit facility with a bank in Spain for €750,000 (approximately $997,000 at December 31, 2010). The interest rate on that facility is the three-month EURIBOR rate which at December 31, 2010 was 1.01%, plus 1.75%, or 2.76%. At December 31, 2010 there were no outstanding borrowings under this facility which expires on December 24, 2011.

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $772,000 at December 31, 2010) with interest at 2.0% plus the Bank of England rate of 0.5% (or 2.5%) at December 31, 2010 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks in Spain (“Financing Entities”) providing for total borrowings of up to €4,870,000 (approximately $6,477,000) with interest at 6.5% which was fully utilized at December 31, 2010. The total amount being financed by each Financing Entity is between €379,000 (approximately $504,000) and €639,000 (approximately $850,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings.

Uncertainties With Respect to Operations in North Africa and the Middle East

We currently have active contracts in Libya, Egypt and certain areas of the Middle East. Due to the recent political unrest in Libya, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At December 31, 2010, the accounts receivable related to the work performed under contracts in the region was as follows: Libya $61,445,000, Egypt $5,467,000 and the Middle East $41,265,000. We are unable to determine the effect these crises will have on the collectibility of the aforementioned accounts receivable. We believe that the amounts due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

Acquisitions

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. acquired an indirect 60% interest in Engineering S.A., a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (approximately $13,392,000 on that date). Minimum additional payments are due on each of April 30, 2012 and 2013 in the amount of 7,400,000 Brazilian Reais (approximately $4,464,000 each). Under certain circumstances, the Company may be required to pay 5,000,000 Brazilian Reais ($3,016,000) in addition to the minimum payments.

Operations

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for borrowings up to $100,000,000 with a consortium of banks led by Bank of America. At December 31, 2010, availability under the credit agreement was $13,261,000. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At December 31, 2010, our cash and cash equivalents amounted to approximately $39,406,000, of which $1,721,000 is on deposit in the U.S. and $37,685,000 on deposit in foreign locations, some of which may restrict its availability. Under certain circumstances, we may be able to increase availability under our Credit Agreement by up to $50,000,000. We cannot provide any assurance that this or any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity during the Year Ended December 31, 2010

For the year ended 2010, our cash increased by $8,483,000 to $39,406,000. Cash used in operations was $15,665,000, cash used in investing activities was $17,799,000 and cash provided by financing activities was $38,249,000. We also experienced an increase in cash of $3,698,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was $15,665,000. Cash used in operations is comprised of consolidated net earnings of $14,994,000 adjusted by non-cash items and working capital changes such as:

•	depreciation and amortization of $10,001,000;

•	equity in earnings of affiliates of $1,503,000;

•	bad debt expense of $2,234,000;

•	a deferred tax benefit of $4,950,000;

•	stock-based compensation expense of $1,159,000; and

•	issuance of restricted stock of $1,033,000.

Working capital changes which increased cash included the following:

•	a decrease in accounts receivable—affiliates of $3,933,000 due to the timing of collections from SBH and Hill TMG;

•	a decrease in prepaid and other current assets of $1,041,000 primarily due to the timing of payments for various selling, general and administrative expenses;

•	an increase in accounts payable and accrued expenses of $19,592,000, principally due to the growth of the business;

•	an increase in retainage payable of $1,017,000 principally related to the timing of retainage payments in New York.

Working capital changes which decreased cash included the following:

•	an increase in accounts receivable of $56,811,000 due primarily to the delay of collections in Libya and to acquisitions;

•	a decrease in other current liabilities of $3,732,000; and

•	a decrease in deferred revenue of $1,935,000, principally due to the timing of advance payments on projects overseas.

Investing Activities

Net cash used in investing activities was $17,799,000. We spent $4,372,000 to purchase computers, office equipment, furniture and fixtures and used $15,687,000, net of cash acquired, on the MLL, dck and TCM acquisitions. We also received $2,624,000 as distributions from affiliates, principally SBH.

Financing Activities

Net cash provided by financing activities was $38,249,000. We received $43,208,000 in net borrowings under our credit facilities and we also received $215,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We made payments on notes payable amounting to $1,972,000. We also spent $9,328,000 to repurchase 2,182,000 shares of our common stock under our repurchase program. Due to bank increased $3,619,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard that is to be applied to financial asset transfers on or after the effective date, which was January 1, 2010 for our financial statements. The standard limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, has been eliminated. The adoption of this accounting standard did not have a material effect on our financial position or results of operations.

In June 2009, FASB amended an accounting standard which deals with accounting for variable interest entities. The amendment is effective for reporting periods beginning after November 15, 2009. The amendment changes the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primarily qualitative analysis. The amendment defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of the amendment, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The adoption of this amendment did not have a material effect on our financial position or results of operations.

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

Off-Balance Sheet Arrangements

(in thousands)	Total	2011	2012 - 2013	2014 - 2015	2016 and later
Performance and advance payment bonds (1)	$26,659	$14,320	$12,153	$—	$186
Bid bonds (2)	3,800	3,800	—	—	—
Letters of credit (3)	12,545	10,966	1,245	334	—

	$43,004	$29,086	$13,398	$334	$186

(1)	Represents guarantee of service performance bonds issued through international banks required under certain international contracts.
(2)	Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength. These bonds are usually outstanding for short periods.
(3)	Represents letters of credit issued through a domestic bank in connection with securing a judgment against us and in support for certain performance, advance payments and bid bonds.

Contractual Obligations

(in thousands)	Total	2011	2012 - 2013	2014 – 2015	2016 and later
Long-term debt obligations	$70,056	$2,278	$ 61,303	$ 3,238	$3,237
Interest expense on notes payable (1)	6,583	3,349	2,287	737	210
Operating lease obligations (2)	38,972	10,660	12,975	5,884	9,453

	$115,611	$16,287	$ 76,565	$ 9,859	$12,900

(1)	Estimated using the interest rates in effect at December 31, 2010.
(2)

Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. dirhams, Libyan dinars, Polish zloty as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the local currency.

Interest Rates

All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $531,000 and $515,000, respectively.

Item 8. Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$39,406	$30,923
Cash - restricted	2,527	2,690
Accounts receivable, less allowance for doubtful accounts of $9,457 and $9,780	180,856	130,900
Accounts receivable - affiliate	3,230	7,163
Prepaid expenses and other current assets	8,834	10,146
Income taxes receivable	1,138	902
Deferred income tax assets	1,475	878

Total current assets	237,466	183,602
Property and equipment, net	11,926	11,576
Cash - restricted, net of current portion	4,040	1,711
Retainage receivable, less allowance for doubtful accounts of $0 and $38	3,102	1,774
Acquired intangibles, net	26,709	21,885
Goodwill	57,310	46,025
Investments	10,962	13,196
Deferred income tax assets	8,918	4,162
Other assets	10,418	7,608

Total assets	$370,851	$291,539

Liabilities and Stockholders’ Equity
Due to bank	$4,903	$1,449
Current maturities of notes payable	2,278	1,972
Accounts payable and accrued expenses	72,215	53,158
Income taxes payable	2,931	4,722
Deferred revenue	15,620	15,401
Deferred income taxes	396	432
Other current liabilities	6,122	5,523

Total current liabilities	104,465	82,657
Notes payable, net of current maturities	67,778	24,823
Retainage payable	3,701	2,684
Deferred income taxes	11,275	8,728
Deferred revenue	1,747	2,537
Other liabilities	13,789	10,470

Total liabilities	202,755	131,899

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,686,148 shares and 43,530,113 shares issued at December 31, 2010 and December 31, 2009, respectively	4	4
Additional paid-in capital	123,762	121,230
Retained earnings	79,643	65,427
Accumulated other comprehensive loss	(14,552)	(12,588)

	188,857	174,073
Less treasury stock of 6,433,651 shares at December 31, 2010 and 4,251,854 shares at December 31, 2009, at cost	(27,766)	(18,438)

Hill International, Inc. share of equity	161,091	155,635
Noncontrolling interests	7,005	4,005

Total equity	168,096	159,640

Total liabilities and stockholders’ equity	$370,851	$291,539

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Consulting fee revenue	$382,099	$364,010	$333,882
Reimbursable expenses	69,659	57,772	46,600

Total revenue	451,758	421,782	380,482

Cost of services	213,349	209,052	183,485
Reimbursable expenses	69,659	57,772	46,600

Total direct expenses	283,008	266,824	230,085

Gross profit	168,750	154,958	150,397
Selling, general and administrative expenses	151,634	136,683	131,857
Equity in earnings of affiliates	(1,503)	(8,222)	(3,658)

Operating profit	18,619	26,497	22,198
Interest expense (income), net	3,144	1,737	(134)

Earnings before provision for income taxes	15,475	24,760	22,332
Provision for income taxes	481	4,577	3,654

Consolidated net earnings	14,994	20,183	18,678
Less: net earnings - non controlling interests	778	713	1,027

Net earnings attributable to Hill International, Inc.	$14,216	$19,470	$17,651

Basic earnings per common share	$0.36	$0.49	$0.43

Basic weighted average common shares outstanding	39,258	39,659	40,809

Diluted earnings per common share	$0.36	$0.49	$0.43

Diluted weighted average common shares outstanding	39,824	40,124	41,148

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/(Loss)	Treasury Stock		Shares Held in Escrow		Hill Share of Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares Issued	Amount				Shares	Amount	Shares	Amount
Balance - December 31, 2007	38,953	$4	$106,481	$28,306	$257	599	$(3,327)	755	$(3,350)	$128,371	$259	$128,630
Net earnings	-	-	-	17,651	-	-	-	-	-	17,651	1,027	18,678
Noncontrolling interests arising from acquisition of Gerens	-	-	-	-	-	-	-	-	-	-	2,582	2,582
Issuance of common stock for earnout	2,300	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,630	-	-	-	-	-	-	1,630	-	1,630
Issuance of restricted stock	67	-	1,099	-	-	-	-	-	-	1,099	-	1,099
Stock options exercised	19	-	146	-	-	-	-	-	-	146	-	146
Shares issued under employee stock purchase plan	159	-	959	-	-	-	-	-	-	959	-	959
Shares issued in satisfaction of contingent consideration	134	-	1,955	-	-	-	-	-	-	1,955	-	1,955
Shares issued for acquisition of PCI	83	-	1,300	-	-	-	-	-	-	1,300	-	1,300
Transfer of shares held in escrow	-	-	-	-	-	-	-	(452)	3,350	3,350	-	3,350
Purchase of treasury stock	-	-	-	-	-	1,165	(5,939)	-	-	(5,939)	-	(5,939)
Tax effect of imputed interest	-	-	985	-	-	-	-	-	-	985	-	985
Other comprehensive loss	-	-	-	-	(16,001)	-	-	-	-	(16,001)	(358)	(16,359)

Balance - December 31, 2008	41,715	4	114,555	45,957	(15,744)	1,764	(9,266)	303	-	135,506	3,510	139,016
Net earnings	-	-	-	19,470	-	-	-	-	-	19,470	713	20,183
Issuance of common stock for earnout	1,000	-	-	-	-	-	-	-	-	-	-	-
Issuance of restricted stock	66	-	1,013	-	-	-	-	-	-	1,013	-	1,013
Stock issued to Board of Directors	66	-	274	-	-	-	-	-	-	274	-	274
Stock-based compensation expense	-	-	825	-	-	-	-	-	-	825	-	825
Shares issued under employee stock purchase plan	121	-	372	-	-	-	-	-	-	372	-	372
Shares issued in satisfaction of contingent consideration	133	-	1,650	-	-	-	-	-	-	1,650	-	1,650
Shares issued for acquisitions	429	-	2,736	-	-	-	-	-	-	2,736	-	2,736
Tax effect of imputed interest	-	-	131	-	-	-	-	-	-	131	-	131
Tax effect of restricted stock	-	-	(326)	-	-	-	-	-	-	(326)	-	(326)
Purchase of treasury stock	-	-	-	-	-	2,488	(9,172)	-	-	(9,172)	-	(9,172)
Other comprehensive income (loss)	-	-	-	-	3,156	-	-	-	-	3,156	(218)	2,938

Balance - December 31, 2009	43,530	4	121,230	65,427	(12,588)	4,252	(18,438)	303	-	155,635	4,005	159,640
Net earnings	-	-	-	14,216	-	-	-	-	-	14,216	778	14,994
Issuance of common stock for earnout	1,000	-	-	-	-	-	-	-	-	-	-	-
Issuance of restricted stock	63	-	1,033	-	-	-	-	-	-	1,033	-	1,033
Stock issued to Board of Directors	35	-	150	-	-	-	-	-	-	150	-	150
Stock-based compensation expense	-	-	1,063	-	-	-	-	-	-	1,063	-	1,063
Shares issued under employee stock purchase plan	53	-	215	-	-	-	-	-	-	215	-	215
Exercise of stock options	5	-	12	-	-	-	-	-	-	12	-	12
Tax effect of imputed interest	-	-	313	-	-	-	-	-	-	313	-	313
Tax effect of restricted stock	-	-	(254)	-	-	-	-	-	-	(254)	-	(254)
Purchase of treasury stock	-	-	-	-	-	2,182	(9,328)	-	-	(9,328)	-	(9,328)
Acquisition of additional interest in subsidiary	-	-	-	-	-	-	-	-	-	-	(166)	(166)
Capital contribution from noncontrolling interests	-	-	-	-	-	-	-	-	-	-	2,495	2,495
Other comprehensive loss	-	-	-	-	(1,964)	-	-	(290)	-	(1,964)	(107)	(2,071)

Balance - December 31, 2010	44,686	$4	$123,762	$79,643	$(14,552)	6,434	$(27,766)	13	$ -	$161,091	$7,005	$168,096

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Consolidated net earnings	$14,994	$20,183	$18,678
Foreign currency translation, net of tax	(2,216)	2,967	(16,359)
Other, net	145	(29)	-

Comprehensive earnings	12,923	23,121	2,319
Comprehensive earnings attributable to noncontrolling interests	670	495	669

Comprehensive earnings attributable to Hill International, Inc.	$12,253	$22,626	$1,650

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Consolidated net earnings	$14,994	$20,183	$18,678
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	10,001	7,343	6,385
Equity in earnings of affiliates	(1,503)	(8,222)	(3,658)
Provision for bad debts	2,234	5,156	3,361
Deferred tax (benefit) provision	(4,950)	319	(4,004)
Stock based compensation	1,159	1,098	1,630
Issuance of restricted stock	1,033	1,013	1,099
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(56,811)	(13,925)	(23,940)
Accounts receivable – affiliate	3,933	1,973	(5,742)
Prepaid expenses and other current assets	1,041	(1,229)	(4,278)
Income taxes receivable	(271)	(321)	(29)
Retainage receivable	(1,328)	(859)	(95)
Other assets	(2,687)	480	(1,652)
Accounts payable and accrued expenses	19,592	2,071	3,078
Income taxes payable	(992)	1,822	(3,531)
Deferred revenue	(1,935)	(2,435)	1,621
Other current liabilities	(3,732)	(1,301)	(1,302)
Retainage payable	1,017	1,059	544
Other liabilities	3,540	(42)	1,029

Net cash flow (used in) provided by operating activities	(15,665)	14,183	(10,806)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(15,687)	(3,806)	(36,937)
Distributions from affiliate	2,624	7,359	2,844
Contribution to affiliate	(198)	(284)	-
Payments for purchase of property and equipment	(4,372)	(2,779)	(6,882)
Purchase of additional interest in subsidiary	(166)	-	-

Net cash flow (used in) provided by investing activities	(17,799)	490	(40,975)

Cash flows from financing activities:
Due to bank	3,619	(1,471)	2,047
Payments on notes payable	(1,972)	(1,219)	(901)
Net borrowings on revolving loans	43,208	10,186	13,888
Deferred loan costs	-	(1,741)	-
Capital contribution from noncontrolling interests	2,495	-	-
Proceeds from stock issued under employee stock purchase plan	215	372	113
Proceeds from exercise of stock options	12	-	-
Purchase of treasury stock under stock repurchase program	(9,328)	(9,172)	(5,939)

Net cash flow provided by (used in) financing activities	38,249	(3,045)	9,208

Effect of exchange rate changes on cash	3,698	(1,135)	(3,125)

Net increase (decrease) in cash and cash equivalents	8,483	10,493	(45,698)
Cash and cash equivalents – beginning of year	30,923	20,430	66,128

Cash and cash equivalents – end of year	$39,406	$30,923	$20,430

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Company

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

Note 2 - Summary of Significant Accounting Policies

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

Twelve percent or 1,740,000 of the 14,500,000 shares of Arpeggio common stock issued to the Old Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. The shares were divided into two tranches: (a) 1,450,000 shares to cover non-tax indemnities (“Basic Indemnity Shares”) and (b) 290,000 shares to cover tax indemnities (“Tax Indemnity Shares”). These shares, minus any shares applied in satisfaction of a claim for indemnification, were to be returned to the stockholders on the following dates: April 30, 2007 for the Basic Indemnity Shares and December 31, 2010 for the Tax Indemnity Shares. As of December 31, 2010, a total of 1,656,965 of the Basic Indemnity Shares have been released to the stockholders and a total of 69,540 shares have been placed in treasury in satisfaction of certain indemnification claims. The remaining 13,495 Basic Indemnity Shares have been retained in escrow.

The Merger Agreement also provides for Old Hill’s stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets for 2006 through 2009. The Company met the earnings targets for the fiscal year ended December 30, 2006 and for the years ended December 31, 2007, 2008 and 2009, and therefore the Company issued 2,300,000 shares of its common stock in each of 2007 and 2008 and issued 1,000,000 shares in each of 2009 and 2010.

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

(d)      Fair Value of Financial Instruments

The fair value of financial instruments, which primarily consists of cash and cash equivalents, accounts receivable, accounts payable and due to bank, approximates carrying value due to the short-term nature of the instruments. The carrying value of long-term debt approximates its fair value as the interest rate is variable.

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

At December 31, 2010, the accounts receivable related to the work performed under contracts in Libya, Egypt and the Middle East amounted to $61,445,000, $5,467,000 and $41,265,000, respectively. We believe that the amounts due will be collected, however, if future events preclude our ability to do so, there could be a significant adverse impact on our results of operations and liquidity.

The Company had one client that accounted for 13% of total revenue in 2010, one client that accounted for 11% of total revenue in 2009 and no client that accounted for 10% or more of total revenue in 2008.

The Company had one client that accounted for 33% of accounts receivable at December 31, 2010 and one client that accounted for 17% of accounts receivable at December 31, 2009.

The Company has several contracts with U.S. federal government agencies that accounted for 6%, 11%, and 12% of total revenue during the years ended December 31, 2010, 2009 and 2008, respectively.

(h)      Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company specifically analyzes trade receivables, including retainage receivable, historical bad debts, client credits, client concentrations, client credit worthiness, current economic trends, political risks in foreign countries and changes in client payment terms. If the financial condition of clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase earnings in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

(m)      Investments

Gerens Hill International, S.A.

In connection with the 2008 acquisition of Gerens Hill International, S.A. (“Gerens”), the Company obtained the following cost method investments:

•

Concessia, Cartera y Gestion de Infrastructuras, S.A. – Gerens paid $1,602,000 for a 5.16% interest in this entity. This entity invests in the equity of companies which finance, construct and operate various public and private infrastructure projects. The payment represents 25% of the total required capital contribution. Gerens has accrued the remaining commitment of approximately $4,805,000 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•

Neuvo Hospital de Burgos, S.A. – Gerens paid $2,247,000 for a 5% interest in this entity. Upon completion of construction, this entity will operate the hospital for a period of up to 27 years. The payment represents 92% of the total required capital contribution. Gerens has accrued the remaining commitment of approximately $187,000 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•

Nuevo Parque de Bomberos Mallorca, S.A. – Gerens’ investment amounts to approximately $298,000 which represents a 10% fully-paid interest in this entity which will construct and finance certain public works facilities located in Mallorca. Upon completion of the construction phase, the facilities will be sold to the municipality.

Stanley Baker Hill, LLC

The Company owns a one-third interest in Stanley Baker Hill, LLC (“SBH”), which is accounted for using the equity method. SBH was formed in February 2004 for the purpose of providing various architect-engineer and construction management services in connection with the Iraq Reconstruction Program. The Iraq Reconstruction Program has been completed and this joint venture is in the process of being liquidated.

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

(n)      Due to Bank

Under the Company’s cash-management system, certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented. The amounts of these credit balances were approximately $4,903,000 and $1,449,000 at December 31, 2010 and 2009, respectively.

(o)      Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company’s consolidated balance sheets. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)      Deferred Rent

Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The non-current portion of deferred rent at December 31, 2010 and 2009 was $1,741,000 and $1,057,000, respectively, and is included in other liabilities on the consolidated balance sheets. The current portion of deferred rent at December 31, 2010 and 2009 was $375,000 and $262,000, respectively, and is included in other current liabilities on the consolidated balance sheets.

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

Federal government contracts which are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits the Company’s overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not experienced significant disallowed costs as a result of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

(s)      Share-Based Compensation

The Company uses the Black-Scholes option pricing model to measure the estimated fair value of options to purchase the Company’s common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

(t)      Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2010, 2009 and 2008 are approximately $631,000, $535,000 and $849,000, respectively.

(u)      Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

Dilutive stock options increased average common shares outstanding by approximately 566,000 shares, 465,000 shares and 339,000 shares for the years ended December 31, 2010, 2009 and 2008, respectively.

Options to purchase 1,325,000 shares, 788,000 shares and 113,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, because they were anti-dilutive.

(v)      Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard that is to be applied to financial asset transfers on or after the effective date, which was January 1, 2010 for the Company’s financial statements. The standard limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, has been eliminated. The adoption of this accounting standard did not have a material effect on the Company’s financial position or results of operations.

In June 2009, FASB amended an accounting standard which deals with accounting for variable interest entities. The amendment is effective for reporting periods beginning after November 15, 2009. The amendment changes the process for how an enterprise determines which party consolidates a variable interest entity (“VIE”) to a primarily qualitative analysis. The amendment defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of the amendment, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

Note 3 - Acquisitions

Effective January 1, 2009, the Company expenses all acquisition-related costs, as well as restructuring costs for which it is not obligated at acquisition date, rather than including such costs as a component of the purchase consideration. During 2010 and 2009, the Company expensed $1,352,000 and $65,000, respectively, of acquisition-related costs. During 2008, the Company expensed $621,000 of costs related to due diligence efforts for completed and discontinued acquisitions.

During 2010, the Company made three acquisitions. The following summarizes those transactions:

•

On June 8, 2010, the Company acquired McLachlan Lister Pty. Ltd. (“MLL”), a firm that provides management consulting and project management services throughout Australia. MLL, which has approximately 50 employees, is based in Sydney with an additional office in Brisbane. The acquisition strengthens the Company’s existing construction claims business and provides opportunities for the project management business in Australia. Total consideration amounted to approximately 15,388,000 Australian dollars (A$) ($13,080,000 at the exchange rate on the date of acquisition), consisting of A$9,393,000 ($7,984,000) in cash, an excess net worth payment of approximately A$995,000 ($846,000) paid on October 8, 2010, a A$2,000,000 ($1,700,000) note payable due June 8, 2011 and contingent consideration amounting to A$3,000,000 ($2,550,000). The contingent consideration is payable if MLL achieves earnings before interest and taxes (“EBIT”) of at least A$2,500,000 ($2,125,000) during the twelve month period ending June 30, 2011. The contingent consideration has been accrued in full and is included in other current liabilities in the consolidated balance sheet at December 31, 2010. In the event MLL does not achieve the targeted EBIT, the contingent consideration will be written off through a credit to the 2011 consolidated statement of earnings. The Company acquired intangible assets and goodwill amounting to A$6,182,000 ($5,255,000) and A$6,286,000 ($5,356,000), respectively. The acquired intangible assets have a weighted average life of 8.8 years. The acquired intangible assets consist of a client relationship intangible of A$5,275,000 ($4,484,000) with a ten-year life, a contract intangible of A$540,000 ($459,000) with a two-year life and a trade name intangible of A$367,000 ($312,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.

•

On July 6, 2010, the Company acquired certain assets and assumed certain liabilities of the Construction Management Division of dck North America, LLC (“dck”). The acquired business, with approximately 90 employees, provides program management, agency construction management and construction inspection services primarily on transportation and building projects in Pennsylvania, Ohio and Florida. The acquisition extends our geographic reach and significantly strengthens our highway and bridge practice in the United States. Total consideration amounted to approximately $5,385,000, consisting of $4,885,000 in cash and a deferred payment, due July 8, 2011, amounting to $500,000 secured by a letter of credit in favor of the seller. The Company acquired intangible assets and goodwill amounting to $2,052,000 and $3,273,000, respectively. The acquired intangible assets have a weighted average life of 5.2 years. The acquired intangible assets consist of a client relationship intangible of $571,000 with a ten-year life, a contract intangible of $1,283,100 with a three and one-half year life and a trade name intangible of $198,000 with a two-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment.

•

Effective November 1, 2010, the Company acquired TCM Group, Inc. (“TCM”), a firm which provides project management, construction management and related services primarily on transportation, water utilities, public buildings and other infrastructure projects in southern California. TCM, which has approximately 50 employees, is headquartered in Ontario, California. The acquisition enhances the Company’s presence and expands its infrastructure capabilities in that region. Consideration amounted to $6,000,000 (the “preliminary consideration”) consisting of cash of $4,500,000 and a promissory note of $1,500,000 plus a payment of $490,000 for excess accounts receivable plus a deferred payment of up to $362,000. The promissory note is payable if the acquired business attains operating profit of $1,000,000 for the twelve-month period ending December 31, 2011. If the operating profit is less than the targeted amount, the preliminary consideration will be reduced by the percentage to which TCM failed to achieve the target. Based upon forecasted results for 2011, it appears that TCM will attain operating profit of $800,000, which will cause the preliminary consideration to be reduced to $4,800,000, and, accordingly, the promissory note has been recorded at $300,000 in other current liabilities in the consolidated balance sheet at December 31, 2010. In the event TCM’s actual operating profit varies from the forecasted amount, the contingent consideration will be adjusted through a charge or credit to the 2011 consolidated statement of earnings. The deferred payment is payable if certain contracts are awarded to TCM prior to May 1, 2011; the Company has accrued the full deferred payment which is included in other current liabilities at December 31, 2010. Based on the above, total consideration amounted to $5,652,000. The Company acquired intangible assets and goodwill amounting to $2,643,000 and $2,911,000, respectively. The acquired intangible assets have a weighted average life of 3.4 years. The acquired intangible assets consist of the client relationship intangible of $476,000 with a five-year life and a contract intangible of $2,167,000 with a three year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

The consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company’s consolidated results of operations, either individually or in the aggregate.

During 2009, the Company purchased two companies for aggregate consideration amounting to $6,236,000, consisting of cash of $2,500,000, 429,241 shares of the Company’s common stock amounting to $2,736,000 and contingent consideration amounting to $1,000,000. The contingent consideration will be paid in the event one of the acquired companies achieves operating profit of $1,000,000 in 2010, 2011 or 2012. The contingent consideration has been accrued and is included in other current liabilities in the consolidated balance sheet at December 31, 2009. In the event that the company does not achieve the required level of earnings, the contingent consideration will be written-off through a credit to the 2012 consolidated statement of earnings. The Company acquired intangible assets and goodwill amounting to $3,572,000 and $2,809,000, respectively. The acquired intangible assets have a weighted average life of 7.2 years. The intangible assets consist of client related intangibles of $2,332,000 with a ten year life and contract intangibles of $1,240,000 with a two year life. Goodwill, of which $1,512,000 is expected to be deductible for income tax purposes, has been allocated to the Project Management segment. These acquisitions provide us with a greater geographical presence in the United States and expanded market sector expertise. The results of operations of the acquired companies are not material to the consolidated results of operations of the Company.

Note 4 - Receivables

	December 31,
	2010	2009
	(in thousands)
Billed	$164,938	$ 122,657
Retainage, current portion	3,604	2,181
Unbilled	21,771	15,842

	190,313	140,680
Allowance for doubtful accounts	(9,457)	(9,780)

Total	$180,856	$130,900

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $2,620,000 and $1,658,000 of amounts due from various branches of the U.S. federal government and $76,479,000 and $10,738,000 of receivables from foreign governments at December 31, 2010 and December 31, 2009, respectively.

At December 31, 2010, the accounts receivable related to the work performed under contracts in Libya, Egypt and the Middle East amounted to $61,445,000 $5,467,000 and $41,265,000, respectively. Due to the political unrest in Libya, we are unable to determine the effect this crisis will have on our ability to collect this receivable. We believe that the amounts due will be collected, however, if future events preclude our ability to do so, there could be a significant adverse impact on our results of operations and liquidity.

Note 5 - Property and Equipment

	December 31,
	2010	2009
	(in thousands)
Furniture and equipment	$7,505	$7,994
Leasehold improvements	2,343	1,406
Computer equipment and software	17,111	14,639
Automobiles	1,219	771

	28,178	24,810
Less accumulated depreciation and amortization	(16,252)	(13,234)

Property and equipment, net	$11,926	$11,576

The Company capitalized approximately $127,000 and $845,000 of internal-use software acquisition and development costs during the years ended December 31, 2010 and 2009, respectively.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $4,513,000, $3,862,000 and $3,222,000, respectively, of which $918,000, $886,000 and $757,000 was charged to cost of services for the respective periods and the balance is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 6 - Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(in thousands)
Client relationships	$26,859	$7,045	$21,002	$4,610
Acquired contract rights	11,255	5,410	9,668	4,951
Trade names	2,022	972	1,499	725
Covenant not to compete	18	18	18	16

Total	$ 40,154	$13,445	$ 32,187	$ 10,302

Intangible assets, less accumulated amortization	$26,709		$21,885

Amortization expense related to intangible assets totaled $5,488,000, $3,481,000 and $3,162,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five fiscal years:

Year ending December 31,	Estimated Amortization Expense
(in thousands)
2011	$5,969
2012	3,618
2013	3,237
2014	2,871
2015	2,570

Note 7 - Goodwill

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

The changes to goodwill in 2009 relate to the acquisitions of Boyken ($1,297,000) and TRS ($1,512,000) and reductions to the consideration for Euromost ($34,000) and PCI ($50,000)

resulting from settlement of the sellers’ indemnification obligations. The changes in 2010 relate to the acquisitions of McLachlan Lister Pty. Limited ($5,356,000), dck ($3,273,000) and TCM Group, Inc. ($2,911,000) and the impact of deferred taxes related to intangible assets acquired in the 2009 purchase of an additional interest in Gerens.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2009 and 2010:

Segment	Balance at December 31, 2008	Changes	Translation Adjustments	Balance at December 31, 2009	Changes	Translation Adjustments	Balance at December 31, 2010
	(in thousands)
Project Management	$22,654	$2,775	$400	$25,829	$6,592	$(1,071)	$31,350
Construction Claims	18,636	(50)	1,610	20,196	5,356	408	25,960

Total	$41,290	$2,725	$2,010	$46,025	$11,948	$(663)	$57,310

Note 8 - Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31,
	2010	2009

	(in thousands)
Accounts payable	$19,484	$16,597
Accrued payroll	20,927	20,042
Accrued subcontractor fees	7,120	4,806
Accrued agency fees	15,463	7,097
Accrued legal and professional cost	1,734	1,938
Accrued earn out related to MLL acquisition	3,046	—
Other accrued expenses	4,441	2,678

Total	$72,215	$53,158

Note 9 - Notes Payable

Outstanding debt obligations are as follows:

	December 31,
	2010	2009
	(in thousands)
Revolving credit loan payable. The weighted average interest rate for all borrowings was 4.72% and 3.45% at December 31, 2010 and 2009, respectively. (For more information see below.)	$61,300	$24,800

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $772,000 and $804,000 at December 31, 2010 and December 31, 2009, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both December 31, 2010 and December 31, 2009, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	231	—

Revolving credit loan payable (assumed in the acquisition of Boyken), with interest at 2.25% plus the 1 month Libor rate of 0.23% (or 2.48%) at December 31, 2009. The loan was paid off by the Company on January 5, 2010.	—	850

Revolving credit loan payable (assumed in the acquisition of TRS), with interest at 0.75% plus the prime rate of 3.25% (or 4.00%) but no less than 6.00% at December 31, 2009. The loan was paid off by the Company on January 8, 2010.	—	870

Note payable dated June 8, 2010 for the MLL acquisition with a stated interest rate of 4.45% per annum. The note is due June 7, 2011.	2,030	—

Revolving credit facilities with 12 banks (“Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $6,477,000 at December 31, 2010). The stated interest rate is 6.5%. (For more information see below.)	6,477	—

Other notes payable	18	275

	70,056	26,795

Less current maturities	2,278	1,972

Notes payable, net of current maturities	$67,778	$24,823

At December 31, 2010, the Company had a $100,000,000 credit facility. Under certain circumstances, the Company may increase availability by an additional $50,000,000. The credit facility had been made pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “lenders”). The Credit Agreement also provided for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement were collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement will expire on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the new credit facility. Such costs have been deferred and were being amortized to interest expense over the life of the loan.

The Credit Agreement provided for Base Rate loans and Eurodollar Rate loans. Base Rate loans bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” or (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 1.75% and 2.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Eurodollar Rate loans bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate plus an Applicable Rate which may vary between 2.75% and 3.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing.

The Credit Agreement contained covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of net earnings attributable to Hill International, Inc. for each quarter, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At December 31, 2010, the Company was in violation of the loan covenants related to additional debt and consolidated leverage ratio. The Company has received a waiver of those defaults from the lenders.

As of December 31, 2010, the Company had $12,509,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at December 31, 2010 was $13,261,000.

The Company also maintains a credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at both December 31, 2010 and 2009, collateralized by certain overseas receivables. The interest rate on this facility at December 31, 2010 is the one-month Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2010 was 1.64%, plus 3.00% (or 4.64) but no less than 5.50%. At December 31, 2009 the interest rate was the one-month EIBOR rate of 1.49% plus 3.00% (or 4.49%) but no less than 5.50%. There were no outstanding borrowings under this facility at both December 31, 2010 and December 31, 2009. The facility also allows for up to 150,000,000 AED (approximately $40,836,000 and 40,839,000 at December 31, 2010 and 2009 respectively) in Letters of Guarantee of which 93,992,000 AED and 55,811,000 AED (approximately $25,588,000 and $15,195,000) was utilized at December 31, 2010 and 2009, respectively. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,330,000 and $1,434,000 at December 31, 2010 and 2009, respectively), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.0% (or 8.50%) at December 31, 2010 and interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.25% (or 8.75%) at December 31, 2009, collateralized by certain assets of the Company. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,985,000 at December 31, 2010) of which €1,098,000 had been utilized at December 31, 2010. The loan has an expiration date of April 30, 2011. The Company intends to renew this facility prior to the expiration date.

The Company also maintains an unsecured credit facility with a bank in Spain for €750,000 (approximately $997,000 at December 31, 2010). The interest rate on that facility is the three-month EURIBOR rate which at December 31, 2010 was 1.01%, plus 1.75% (or 2.76%) but no less than 4.00%. The interest rate December 31, 2009 on that facility was the three-month EURIBOR rate of 0.71%, plus 1.75% (or 2.46%). At both December 31, 2010 and 2009 there were no outstanding borrowings under this facility which expires on December 24, 2011.

On December 17, 2010, our wholly-owned subsidiary, Gerens Hill International, S.A., entered into a revolving credit facility with 12 banks in Spain (“Financing Entities”) providing for total borrowings of up to €4,870,000 (approximately $6,477,000) with interest at 6.5% which was fully utilized at December 31, 2010. The total amount being financed by each Financing Entity is between €379,000 (approximately $504,000) and €639,000 (approximately $850,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens’ obligations resulting from the Credit Contracts, Gerens provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Scheduled maturities of long term debt are as follows:

Years ending December 31,
2011	$2,278
2012	61,303
2013	—
2014	1,615
2015	4,860

Total debt	$70,056

Note 10 – Noncash Investing and Financing Activities

In 2010, the Company recorded a $408,000 increase in goodwill due to the impact of deferred taxes on the intangible assets acquired in the purchase of an additional interest in Gerens.

On April 15, 2008, the Company issued 2,300,000 shares of its common stock and, on each of March 16, 2009 and April 28, 2010, the Company issued 1,000,000 shares of its common stock in connection with the earn-out provision of the Merger Agreement with Arpeggio.

On June 10, 2009, the Company issued 66,410 shares and on June 4, 2010, the Company issued 35,295 shares of its common stock to its non-employee directors as partial compensation for services as directors on the Company’s Board through the next annual stockholders meeting. The Company recorded expense of $150,000 and $273,600 in selling, general and administrative expenses in the consolidated statements of earnings for the years ended December 31, 2010 and 2009, respectively.

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

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Supplemental disclosures:
Interest paid	$3,441	$2,154	$393

Income taxes paid	$3,502	$3,047	$6,695

Note 11 - Equity in Earnings of Affiliates

Stanley Baker Hill, LLC

Equity in earnings of affiliates reflects ownership by the Company of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”). SBH is a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr., Inc., and Hill.

SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers.

The Iraq Reconstruction Program has been completed.

Summary information for SBH follows:

	December 31,
	2010	2009
	(in thousands)
Current assets	$929	$17,376
Current liabilities	416	12,594

Working capital	513	4,782
Property and equipment, net	—	20

Members’ equity	$513	$4,802

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue	$47,544	$154,140	$130,409

Net earnings	$3,511	$21,161	$9,195

Summary information of the Company’s ownership interest is as follows:
Equity in earnings of affiliate	$1,171	$7,201	$3,065

Undistributed earnings included in consolidated retained earnings	$171	$1,600	$221

Distributions from affiliate	$2,600	$7,300	$2,844

At December 31, 2010 and 2009, the Company reported receivables totaling $270,000 and $3,534,000, respectively, from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were payable in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the years ended December 31, 2010, 2009 and 2008 was $11,621,000, $34,335,000 and $32,570,000, respectively.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At December 31, 2010 and 2009, the Company reported receivables totaling $1,728,000 and $2,215,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the years ended December 31, 2010, 2009 and 2008 was $1,394,000, $3,600,000 and $2,082,000, respectively.

The following table summarizes the equity in earnings of affiliates as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Stanley Baker Hill	$1,171	$7,201	$3,065
Hill TMG	300	1,017	593
Other	32	4	-

Total	$1,503	$8,222	$3,658

Note 12 - Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

On June 10, 2009, the stockholders approved the 2009 Non-Employee Director Stock Grant Plan covering 200,000 shares of the Company’s common stock. Only the Company’s Non-Employee Directors are eligible to receive grants under the plan. During 2010 and 2009, the Non-Employee Directors received 35,295 shares and 30,000 shares, respectively. The Company recognized compensation expense amounting to $150,000 and $273,600 during 2010 and 2009, respectively.

2008 Employee Stock Purchase Plan

On June 10, 2008, the stockholders approved the Employee Stock Purchase Plan covering 2,000,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During 2010, 2009 and 2008, employees purchased 52,740, 120,798 and 158,887 common shares, respectively, for an aggregate purchase price of $216,000, $372,000 and $959,000, respectively. The Company recognized compensation expense amounting to $38,000, $66,000 and $169,000 during 2010, 2009 and 2008, respectively.

2007 Restricted Stock Grant Plan

On June 10, 2008, the stockholders approved the 2007 Restricted Stock Grant Plan covering 340,000 shares of the Company’s common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vest annually over a five-year period commencing on February 28, 2008. On the date of stockholder approval, the fair value of the awards was $5,494,000 which has been recorded as deferred compensation and is being amortized to expense over the corresponding vesting periods. During 2010, 2009 and 2008, the Company recognized compensation expense amounting to $1,033,000, $1,013,000 and $2,015,000, respectively.

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended (the “Plan”), covers 4,000,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2010, a total of 1,266,520 shares of common stock were reserved for future issuance under the Plan.

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2010, 2009 and 2008 and the assumptions used to estimate the fair value (no dividends were assumed):

	December 31,
	2010	2009	2008
Average expected life (years)	4.16	4.66	4.76
Forfeiture range	0% - 15%	0% - 15%	0% - 15%
Weighted average forfeiture rate	0.8%	4.3%	9.2%
Volatility range	47.7%- 48.9%	46.6% - 48.7%	35.2% - 40.7%
Weighted average volatility	48.4%	48.2%	36.7%
Range of risk-free interest rates	1.71% - 2.55%	1.83% - 2.69%.	2.50% - 2.87%
Weighted average risk-free interest rate	2.21%	1.86%	2.74%
Weighted average fair value at grant date	$2.18	$1.11	$4.30

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
(in thousands, except exercise price and remaining life data)
Outstanding, December 31, 2007	855	$7.60
Granted	205	12.26
Exercised	(20)	7.66
Expired	—
Forfeited	(61)	8.70

Outstanding, December 31, 2008	979	8.49
Granted	1,190	2.73
Exercised	—	—
Expired	(23)	8.24
Forfeited	(107)	7.72

Outstanding, December 31, 2009	2,039	5.18
Granted	731	5.81
Exercised	(5)	2.45
Expired	(24)	7.32
Forfeited	(33)	5.90

Outstanding, December 31, 2010	2,708	$4.50	4.33	$3,807

Exercisable at December 31, 2010	923	$6.09	3.62	$354

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2010.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2010 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$2.45	826,000	5.19	$2.45	166,000	$2.45
2.70	200,000	3.19	2.70	50,000	2.70
4.01	10,000	6.50	4.01	—	—
4.12	104,895	3.44	4.12	104,895	4.12
4.25	106,085	4.42	4.25	106,085	4.25
4.37	10,000	5.34	4.37	2,000	4.37
4.92	5,000	5.59	4.92	1,000	4.92
5.22	25,000	0.62	5.22	25,000	5.22
5.31	30,000	6.07	5.31	—	—
5.83	265,000	6.25	5.83	—	—
6.24	10,000	6.00	6.24	2,000	6.24
6.32	11,000	4.85	6.32	5,000	6.32
6.41	320,000	4.25	6.41	—	—
6.73	5,000	5.85	6.73	1,000	6.73
7.01	25,000	1.61	7.01	25,000	7.01
7.06	5,000	5.86	7.06	1,000	7.06
7.35	10,000	3.35	7.35	6,000	7.35
7.43	40,000	3.71	7.43	24,000	7.43
7.57	9,000	3.36	7.57	5,000	7.57
7.67	499,000	3.16	7.67	297,000	7.67
8.44	50,000	1.16	8.44	30,000	8.44
11.10	20,000	4.08	11.10	8,000	11.10
12.82	87,500	4.13	12.82	35,000	12.82
16.79	35,000	3.17	16.79	29,000	16.79

	2,708,480	4.33	$4.50	922,980	$6.09

In the years ended December 31, 2010, 2009 and 2008, the Company recorded share-based compensation related to stock options of approximately $1,031,000, $760,000 and $546,000, respectively, which is included in selling, general and administrative expenses.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2010, 2009 and 2008:

(in thousands, except weighted average grant date fair value)	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at December 31, 2007	805	$ 7.69
Granted	205	12.26
Vested	(187)	8.87
Forfeited	(61)	8.70

Non-vested options at December 31, 2008	762	8.54
Granted	1,190	2.73
Vested	(269)	6.83
Forfeited	(107)	7.72

Non-vested options at December 31, 2009	1,576	4.52
Granted	731	5.81
Vested	(488)	4.84
Forfeited	(33)	5.90

Non-vested options at December 31, 2010	1,786	$ 4.85

At December 31, 2010, total unrecognized compensation cost related to non-vested options was $2,545,000 and will be recognized over the remaining weighted-average service period of 1.8 years.

Note 13 - Stockholders’ Equity

Stock Repurchase Program

On November 10, 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. During 2010, the Company purchased 2,181,797 shares at a cost of approximately $9,328,000. Through the end of the program, the Company purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. See Note 20 - Subsequent Events.

Note 14 - Selling, General and Administrative Expenses

Also included in selling, general and administrative expenses in the consolidated statements of earnings is bad debt expense of $2,234,000, $5,156,000 and $3,361,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 15 - Income Taxes

The effective tax rates for the years ended December 31, 2010, 2009 and 2008 were 3.1%, 18.5% and 16.4%, respectively. The Company’s effective tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all. In 2010, the Company recognized an income tax benefit of $4,148,000 related to a net operating loss from U.S. operations. The primary reason for the loss was the decline in profit realized from the Iraq Reconstruction Program that ended in the fourth quarter of 2010. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.

The components of earnings before provision for income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
United States	$(12,586)	$(1,016)	$(1,887)
Foreign jurisdictions	28,061	25,776	24,219

	$15,475	$24,760	$22,332

Provision for (benefit from) income taxes consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2010:
U.S. Federal	$(2,511)	$(2,608)	$(5,119)
State and local	(2)	(1,397)	(1,399)
Foreign jurisdictions	8,044	(1,045)	6,999

	$5,531	$(5,050)	$481

Year ended December 31, 2009:
U.S. Federal	$(244)	$(708)	$(952)
State and local	534	(271)	263
Foreign jurisdictions	5,292	(26)	5,266

	$5,582	$(1,005)	$4,577

Year ended December 31, 2008:
U.S. Federal	$(445)	$(840)	$(1,285)
State and local	727	(321)	406
Foreign jurisdictions	4,430	103	4,533

	$4,712	$(1,058)	$3,654

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Statutory federal income tax	$5,261	$8,419	$7,244
Foreign tax benefit for earnings taxed at lower rates	(10,486)	(6,853)	(5,349)
Change in the valuation allowance	2,096	2,849	1,996
Net liability (reductions) additions for uncertain tax positions	3,714	(820)	(2,348)
Modification of the cash to accrual method	—	—	1,638
Excess compensation	204	372	58
State and local income taxes, net of federal income tax benefit	(925)	111	282
Stock options	242	135	144
Other	375	364	(11)

Total	$481	$4,577	$3,654

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$724	$550
Amortization of intangibles	2,937	1,663
Compensated absences	1,645	1,276
Foreign income taxes on currency translations	346	328
Net operating loss carryforward - foreign operations	7,965	5,781
Share based compensation	1,134	813
Net operating loss carryfoward-U.S. operations	3,100	—
Incentive compensation and other accruals	251	93
Capital loss carryforward	89	85
Investment in affiliates	(8)	356
Other	268	57

Total gross deferred tax assets	18,451	11,002
Less: valuation allowance	(8,058)	(5,962)

Net total deferred tax assets	10,393	5,040

Non current deferred tax liabilities
Intangible assets of acquired subsidiaries	(9,557)	(6,822)
Property and equipment, principally due to difference in depreciation	(1,139)	(1,169)
Prepaid expenses	(579)	(578)
Change in tax method	(396)	(431)
Other	—	(160)

Total gross deferred tax liabilities	(11,671)	(9,160)

Net deferred tax liabilities	$(1,278)	$(4,120)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$1,475	$878
Non-current deferred tax assets	8,918	4,162
Current deferred tax liabilities	(396)	(432)
Non-current deferred tax liabilities	(11,275)	(8,728)

	$(1,278)	$(4,120)

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

At December 31, 2010 and 2009, there were approximately $29,223,000 and $20,650,000, respectively, of gross foreign net operating loss carryforwards. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $8,058,000 and $5,962,000 was recorded at December 31, 2010 and 2009, respectively, primarily related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions. At December 31, 2010 the Company recognized an income tax benefit of $4,148,000 related to a current year net operating loss from U.S. operations. Of the total income tax benefit, $3,100,000 is deferred and relates to the portion of the current year net operating loss that will be carried forward to future years. The primary reason for the loss was the decline in profit realized from the Iraq Reconstruction Project that ended in late 2010. It is anticipated that these losses will be offset by future profits of the Company.

The Company has made no provision for U.S. taxes on $86,174,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

At December 31, 2010 and 2009, the Company reduced current income tax payable and increased additional paid in capital by $314,000 and $131,000, respectively, to reflect interest expense on the earn out shares awarded to the shareholders. In 2010 and 2009, the deferred tax asset and additional paid in capital were reduced by $254,000 and $326,000 respectively to record the differential between book expense and tax expense related to the vesting of restricted stock.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2010 and 2009 including interest and penalties:

	Year Ended December 31,
	2010	2009
	(in thousands)
Balance, beginning of year	$ 2,575	$ 3,395
Reductions due to lapse of statute of limitations	(1,654)	(1,895)
Additions based on tax positions related to the current year	2,300	921
Additions based on tax positions related to prior years	3,068	154

Balance, end of year	$ 6,289	$ 2,575

The above amounts are included in other liabilities in the consolidated balance sheets.

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2007.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At December 31, 2010 and 2009, the Company had accrued $100,000 and $1,104,000, respectively, related to potential interest and penalties.

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

Note 16 – Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at December 31, 2010) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars

(approximately $1,801,000 at December 31, 2010) for services rendered on the Project. The Company served notice of termination on April 28, 2009. On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. The Company has reserved approximately $531,000 against the receivable; however, the Company believes that Al Areen’s claim is without merit and, based on the Company’s current understanding and evaluation of the relevant facts and circumstances, no accrual has been made because the Company considers the chance of loss to be remote.

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

The maximum potential future payment under these arrangements at December 31, 2010 was $43,004,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at December 31, 2010 and 2009 were $6,567,000 and $4,401,000, respectively.

Note 17 - Operating Leases

The Company has numerous operating leases which have various expiration dates through April 1, 2021. Rent expense was approximately $11,543,000, $10,414,000 and $9,774,000 for the years ended December 31, 2010, 2009 and 2008, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2010, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2011	$10,660
2012	7,776
2013	5,199
2014	3,341
2015	2,543
Thereafter	9,453

Total	$38,972

Note 18 – Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age. The Company matches 50% of the employee contributions up to 6% of employee compensation. For the years ended December 31, 2010, 2009 and 2008, the Company recognized expense amounting to $1,768,000, $1,384,000 and $1,398,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 19 – Business Segment Information

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

The following tables reflect the required disclosures for the Company’s reportable segments for the fiscal years 2010, 2009 and 2008 (dollars in thousands):

Consulting Fee Revenue:

	2010		2009		2008
Project Management	$286,466	75.0%	$276,811	76.0%	$247,326	74.1%
Construction Claims	95,633	25.0%	87,199	24.0%	86,556	25.9%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

Total Revenue:

	2010		2009		2008
Project Management	$352,796	78.1%	$331,986	78.7%	$289,933	76.2%
Construction Claims	98,962	21.9%	89,796	21.3%	90,549	23.8%

Total	$451,758	100.0%	$421,782	100.0%	$380,482	100.0%

Operating Profit:

	2010	2009	2008
Project Management before equity in earnings of affiliates	$34,568	$35,095	$34,419
Equity in earnings of affiliates	1,503	8,222	3,658

	36,071	43,317	38,077
Construction Claims	10,011	8,277	9,480
Corporate	(27,463)	(25,097)	(25,359)

Total	$18,619	$26,497	$22,198

Depreciation and Amortization Expense:
	2010	2009	2008
Project Management	$6,070	$4,139	$3,626
Construction Claims	2,753	2,294	2,060

Subtotal segments	8,823	6,433	5,686
Corporate	1,178	910	699

Total	$10,001	$7,343	$6,385

Consulting Fee Revenue by Geographic Region:

	2010		2009		2008
Americas	$103,255	27.0%	$75,468	20.7%	$79,199	23.7%
Europe	98,304	25.7%	107,193	29.4%	110,416	33.1%
Middle East	102,538	26.9%	126,749	34.8%	116,254	34.8%
North Africa	66,179	17.3%	47,482	13.1%	20,693	6.2%
Asia / Pacific	11,823	3.1%	7,118	2.0%	7,320	2.2%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

	2010		2009		2008
U.S.	$101,048	26.4%	$72,957	20.0%	$74,485	22.3%
Non-U.S.	281,051	73.6%	291,053	80.0%	259,397	77.7%

Total	$382,099	100.0%	$364,010	100.0%	$333,882	100.0%

Total Revenue by Geographic Region:

	2010		2009		2008
Americas	$163,051	36.1%	$122,962	29.1%	$118,434	31.1%
Europe	103,514	22.9%	111,165	26.4%	114,953	30.2%
Middle East	104,357	23.1%	131,963	31.3%	118,072	31.0%
North Africa	68,328	15.1%	48,311	11.5%	21,592	5.7%
Asia / Pacific	12,508	2.8%	7,381	1.7%	7,431	2.0%

Total	$451,758	100.0%	$421,782	100.0%	$380,482	100.0%

	2010		2009		2008
U.S.	$160,844	35.6%	$119,858	28.4%	$113,611	29.9%
Non-U.S.	290,914	64.4%	301,924	71.6%	266,871	70.1%

Total	$451,758	100.0%	$421,782	100.0%	$380,482	100.0%

Total Assets by Geographic Region:

	December 31, 2010	December 31, 2009
Americas	$113,412	$86,126
Europe	119,553	118,037
Middle East	59,471	57,160
North Africa	69,549	26,518
Asia / Pacific	8,866	3,698

Total	$370,851	$291,539

Property, Plant and Equipment, Net by Geographic Location:

	December 31, 2010	December 31, 2009
Americas	$6,884	$6,611
Europe	2,372	2,628
Middle East	1,692	1,852
North Africa	346	232
Asia / Pacific	632	253

Total	$11,926	$11,576

Note 20 - Subsequent Events

On February 28, 2011, the Company’s subsidiary, Gerens Hill International, S.A., indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration amounted to 22,200,000 Brazilian Reais (approximately $13,392,000 at the date of acquisition). Minimum additional payments are due on each of April 30, 2012 and 2013 in the amount of 7,400,000 Brazilian Reais (approximately $4,464,000 each). Under certain circumstances, The Company may be required to pay 5,000,000 Brazilian Reais ($3,016,000) in addition to the minimum payments. The results of operation of the acquired company are not material to the Company’s consolidated results of operations.

On March 7, 2011, the Board of Directors approved an increase in the Stock Repurchase Program from $40 million to $60 million and extended the program to December 31, 2012.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Hill International, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for the year then ended. We also have audited Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). Hill International, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hill International, Inc and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 4 to the consolidated financial statements, the Company has significant accounts receivables from its operations in Libya. The recent political unrest in this country may have an impact on the Company’s collection efforts. Due to these circumstances, if the Company is unable to collect these outstanding accounts receivable the Company’s financial condition and liquidity could be significantly impacted.

We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for the year ended December 31, 2010. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

EisnerAmper LLP

Edison, New Jersey

March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Hill International, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for each of the two years in the period ended December 31, 2009. Hill International, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hill International, Inc and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for each of the two years in the period ended December 31, 2009. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Amper, Politziner & Mattia, LLP

Edison, New Jersey

March 12, 2010

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2010 and 2009:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2010
Consulting fee revenue	$91,936	$91,559	$97,401	$101,203	$382,099
Total revenue	104,472	108,192	111,024	128,070	451,758
Gross profit	38,823	38,831	43,725	47,371	168,750
Operating profit	2,699	4,254	6,321	5,345	18,619
Consolidated net earnings	2,623	3,171	5,318	3,882	14,994
Net earnings attributable to Hill	2,457	2,884	5,100	3,775	14,216
Basic earnings per common share	0.06	0.07	0.13	0.10	0.36
Diluted earnings per common share	0.06	0.07	0.13	0.10	0.36

Year Ended December 31, 2009
Consulting fee revenue	$92,148	$91,542	$86,697	$93,623	$364,010
Total revenue	103,934	104,343	103,195	110,310	421,782
Gross profit	39,255	39,069	35,551	41,083	154,958
Operating profit	4,339	6,495	8,168	7,495	26,497
Consolidated net earnings	4,553	5,014	6,020	4,596	20,183
Net earnings attributable to Hill	4,401	4,674	5,832	4,563	19,470
Basic earnings per common share	0.11	0.12	0.15	0.12	0.49
Diluted earnings per common share	0.11	0.12	0.15	0.12	0.49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, EisnerAmper LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. EisnerAmper LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

(c)      Changes in Internal Control.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information in our 2011 Proxy Statement regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2011 Proxy Statement is incorporated by reference in this section.

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

The information appearing in our 2011 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, and “Executive Compensation” is incorporated by reference in this section.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2011 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan, our 2006 Restricted Stock Grant Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 12 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	2,708,480	$4.50	3,171,390	(1)(2)

Equity compensation plans not approved by security holders	—	—	—
Total	2,708,480	$4.50	3,171,390

(1) Includes 1,266,520 shares which remain available for future issuance under our 2006 Employee Stock Option Plan, 139,000 shares which remain available for future issuance under our 2006 Restricted Stock Grant Plan, 1,667,575 shares which remain available for future issuance under our 2008 Employee Stock Purchase Plan and 98,295 shares which remain available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.

(2) Subsequent to December 31, 2010, the Company issued options to purchase 917,336 shares of its common stock.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2011 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section.

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2011 Proxy Statement under the headings “Report of the Audit Committee” and “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated by reference in this section.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

    (a) Documents filed as part of this report:

Financial statements:

The consolidated balance sheet of the Registrant as of December 31, 2010, the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for the year then ended, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

The consolidated balance sheet of the Registrant as of December 31, 2009, the related consolidated statements of earnings, stockholders’ equity, comprehensive earnings and cash flows for each of the two years in the period ended December 31, 2009, the footnotes thereto, and the report of Amper, Politziner & Mattia, LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

        (b) Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)
3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)
3.2	Amended and Restated By-laws of Hill International, Inc.(3)
4.1	Specimen Common Stock Certificate.(4)
4.2	Form of Unit Purchase Option granted to Early Bird Capital, Inc.(4)
10.1	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(4)
10.2*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended April 21, 2008).(5)
10.3	Form of Escrow Agreement.(6)
10.4*	Employment Agreement between the Company and Irvin E. Richter.(7)
10.5*	Employment Agreement between the Company and David L. Richter.(8)
10.6*	Form of Stuart S. Richter Employment Agreement.(9)
10.7	Limited Liability Company Agreement of Stanley Baker Hill, LLC.(10)
10.8	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC.(11)
10.9	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC.(12)
10.10	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(13)
10.11	Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A.(14)
10.12*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan.(15)
10.13*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(16)
10.14*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(17)
14	Code of Ethics. (18)
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
23.3	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2010.
99.2	Audited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2009.
99.3	Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the years ended December 31, 2008 and 2007.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-155332), filed on November 13, 2008 and incorporated herein by reference.

(6)	Included as Annex F of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(7)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(8)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(9)	Included as Annex I of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(10)	Included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(11)	Included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(12)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(13)	Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(14)	Included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.

(15)*	Included as Exhibit 4.5 to the Registrant’s Registration on Form S-8 (No. 333-155332), filed on June 19, 2009 and incorporated herein by reference.

(16)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(17)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2007 and incorporated herein by reference.

(18)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.
By: /s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
Date: March 11, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By: /s/ Irvin E. Richter Irvin E. Richter Chairman, Chief Executive Officer and Director Date: March 11, 2011	By: /s/ William J. Doyle William J. Doyle Director Date: March 11, 2011

By: /s/ David L. Richter David L. Richter President, Chief Operating Officer and Director Date: March 11, 2011	By: /s/ Brian W. Clymer Brian W. Clymer Director Date: March 11, 2011

By: /s/ John Fanelli III John Fanelli III Senior Vice President and Chief Financial Officer Date: March 11, 2011	By: /s/ Alan S. Fellheimer Alan S. Fellheimer Director Date: March 11, 2011

By: /s/ Camille S. Andrews Camille S. Andrews Director Date: March 11, 2011	By: /s/ Steven M. Kramer Steven M. Kramer Director Date: March 11, 2011

By: /s/ Ronald F. Emma Ronald F. Emma Senior Vice President and Chief Accounting Officer Date: March 11, 2011

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other – Allowance Acquired in Acquisitions	Uncollectible Receivables Written Off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)

Fiscal year ended December 31, 2010	$9,780	$2,234	$—	$(2,557)	$9,457

Fiscal year ended December 31, 2009	$5,999	$5,156	$6	$(1,381)	$9,780

Fiscal year ended December 31, 2008	$5,143	$3,361	$1,949	$(4,454)	$5,999