Form 10-Q
period 2011-03-31
Hill International, Inc.
filed 2011-05-10
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

There were 38,323,666 shares of the Registrant’s Common Stock outstanding at May 2, 2011.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Cash and cash equivalents	$26,695	$39,406
Cash — restricted	2,173	2,527
Accounts receivable, less allowance for doubtful accounts of $9,467 and $9,457	190,278	180,856
Accounts receivable — affiliate	2,836	3,230
Prepaid expenses and other current assets	12,883	8,834
Income taxes receivable	1,171	1,138
Deferred income tax assets	1,365	1,475

Total current assets	237,401	237,466
Property and equipment, net	13,769	11,926
Cash — restricted, net of current portion	2,732	4,040
Retainage receivable	3,351	3,102
Acquired intangibles, net	48,724	26,709
Goodwill	80,446	57,310
Investments	11,438	10,962
Deferred income tax assets	9,266	8,918
Other assets	11,195	10,418

Total assets	$418,322	$370,851

Liabilities and Stockholders’ Equity
Due to bank	$4,237	$4,903
Current maturities of notes payable	77,082	2,278
Accounts payable and accrued expenses	85,074	72,215
Income taxes payable	127	2,931
Deferred revenue	15,136	15,620
Deferred income taxes	409	396
Other current liabilities	7,540	6,122

Total current liabilities	189,605	104,465
Notes payable, net of current maturities	11,423	67,778
Retainage payable	3,678	3,701
Deferred income taxes	16,449	11,275
Deferred revenue	3,228	1,747
Other liabilities	11,876	13,789

Total liabilities	236,259	202,755

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,757,269 shares and 44,686,148 shares issued at March 31, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	124,180	123,762
Retained earnings	74,047	79,643
Accumulated other comprehensive loss	(11,191)	(14,552)

	187,040	188,857
Less treasury stock of 6,433,651 shares at March 31, 2011 and December 31, 2010, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	159,274	161,091
Noncontrolling interests	22,789	7,005

Total equity	182,063	168,096

Total liabilities and stockholders’ equity	$418,322	$370,851

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Consulting fee revenue	$94,272	$91,936
Reimbursable expenses	28,738	12,536

Total revenue	123,010	104,472

Cost of services	55,343	53,113
Reimbursable expenses	28,738	12,536

Total direct expenses	84,081	65,649

Gross profit	38,929	38,823

Selling, general and administrative expenses	44,226	36,945
Equity in earnings of affiliates	(4)	(821)

Operating (loss) profit	(5,293)	2,699

Interest expense, net	994	545

(Loss) earnings before income tax benefit income taxes	(6,287)	2,154
Income tax benefit	(909)	(469)

Consolidated net (loss) earnings	(5,378)	2,623

Less: net earnings — noncontrolling interests	218	166

Net (loss) earnings attributable to Hill International, Inc.	$(5,596)	$2,457

Basic (loss) earnings per common share — Hill International, Inc.	$(0.15)	$0.06

Basic weighted average common shares outstanding	38,276	40,313

Diluted (loss) earnings per common share — Hill International, Inc.	$(0.15)	$0.06

Diluted weighted average common shares outstanding	38,276	40,922

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net (loss) earnings	$(5,378)	$2,623
Adjustments to reconcile net (loss) earnings to net cash (used in) operating activities:
Depreciation and amortization	3,102	2,194
Equity in earnings of affiliates	(4)	(821)
Provision for bad debts	446	324
Deferred tax provision	640	(1,072)
Stock based compensation	617	428
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,960	(6,137)
Accounts receivable — affiliate	394	2,401
Prepaid expenses and other current assets	(2,375)	(2,380)
Income taxes receivable	2	(59)
Retainage receivable	(249)	(184)
Other assets	(296)	(1,738)
Accounts payable and accrued expenses	4,837	1,259
Income taxes payable	(3,262)	(719)
Deferred revenue	(556)	(3,865)
Other current liabilities	787	(357)
Retainage payable	(29)	219
Other liabilities	(2,124)	(1,104)

Net cash flow used in operating activities	(488)	(8,988)

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	(13,881)	—
Distributions from affiliate	273	750
Contribution to affiliate	—	(1,136)
Payments for purchase of property and equipment	(1,805)	(168)
Purchase of additional interest in subsidiary	(1,609)	—

Net cash flow used in investing activities	(17,022)	(554)

Cash flows from financing activities:
Due to bank	(1,515)	893
Payments on notes payable	(4)	(1,881)
Net borrowings on revolving loans	8,934	8,000
Proceeds from stock issued under employee stock purchase plan	16	97
Proceeds from exercise of stock options	10	—

Net cash flow provided by financing activities	7,441	7,109

Effect of exchange rate changes on cash	(2,642)	1,599

Net decrease in cash and cash equivalents	(12,711)	(834)
Cash and cash equivalents — beginning of period	39,406	30,923

Cash and cash equivalents — end of period	$26,695	$30,089

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — The Company

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, could adversely affect the Company’s business and results of operations, primarily by limiting its access to credit and disrupting its clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments, there is no assurance that those institutions will be able to continue to do so, which could have a material adverse impact on the Company’s business. In addition, continuation or worsening of general market conditions in the United States or other national economies important to its businesses may adversely affect its clients’ level of spending, ability to obtain financing, and ability to make timely payments to the Company for its services, which could require the Company to increase its allowance for doubtful accounts, negatively impact days sales outstanding and adversely affect the Company’s results of operations.

Note 2 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Note 3 — Acquisitions

On February 28, 2011, the Company’s subsidiary, Gerens Hill International, S.A., indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration amounted to 37,000,000 Brazilian Reais (approximately $22,320,000 at the date of acquisition) consisting of a cash payment of 22,200,000 Brazilian Reais (approximately $13,392,000) plus minimum additional payments due on each of April 30, 2012 and 2013 in the amount of 7,400,000 Brazilian Reais (approximately $4,464,000 each). Under certain circumstances, the Company may be required to pay 5,000,000 Brazilian Reais ($3,016,000) in addition to the minimum payments. The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, but the amounts may change upon finalization of the valuation process. The results of operation of the acquired company are not material to the Company’s consolidated results of operations.

Note 4 — Comprehensive Earnings

The following table summarizes the Company’s comprehensive earnings:

	Three months ended March 31,
	2011	2010
Consolidated net (loss) earnings	$(5,378)	$2,623
Foreign currency translation, net of tax	3,891	(3,534)
Other, net	199	(88)

Comprehensive earnings (loss)	(1,288)	(999)
Comprehensive income attributable to noncontrolling interests	947	97

Comprehensive loss attributable to Hill International, Inc.	$(2,235)	$(1,096)

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Billed	$170,651	$164,938
Retainage, current portion	3,503	3,604
Unbilled	25,591	21,771

	199,745	190,313
Allowance for doubtful accounts	(9,467)	(9,457)

	$190,278	$180,856

The Company had no clients that accounted for 10% or more of consulting fee revenues for the three-month period March 31, 2011 and one client that accounted for 29% of accounts receivable at March 31, 2011.

At March 31, 2011, the accounts receivable related to the work performed under contracts in Libya amounted to $59,863,000. Due to the political unrest in Libya, we are unable to determine the effect this crisis will have on our ability to collect this receivable. We believe that the amount due will be collected, however, if future events preclude our ability to do so, there could be a significant adverse impact on our results of operations and liquidity.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Client relationships	$45,124	$8,181	$26,859	$7,045
Acquired contract rights	15,528	6,648	11,255	5,410
Trade names	3,980	1,079	2,022	972
Covenant not to compete	—	—	18	18

Total	$64,632	$15,908	$40,154	$13,445

Intangible assets, net	$48,724		$26,709

Amortization expense related to intangible assets totaled $1,961,000 and $1,166,000 for the three-months ended March 31, 2011 and 2010, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization Expense
(in thousands)
2011 (remaining 9 months)	$8,125
2012	7,552
2013	6,957
2014	5,191
2015	4,622

Note 7 — Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2011 (in thousands):

Segment	Balance at December 31, 2010	Additions	Translation Adjustments	Balance at March 31, 2011
Project Management	$31,350	$20,955	$1,490	$53,795
Construction Claims	25,960	—	691	26,651

Total	$57,310	$20,955	$2,181	$80,446

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2011	December 31, 2010
(in thousands)
Accounts payable	$23,648	$19,484
Accrued payroll	25,713	20,927
Accrued subcontractor fees	9,821	7,120
Accrued agency fees	16,753	15,463
Accrued legal and professional cost	1,700	1,734
Accrued earn out related to MLL acquisition	3,095	3,046
Other accrued expenses	4,344	4,441

	$85,074	$72,215

Note 9 — Notes Payable

Outstanding debt obligations are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Revolving credit loan payable. The weighted average interest rate for all borrowings was 4.63% and 4.72% at March 31, 2011 and December 31, 2010, respectively. (For more information, see below.	$68,300	$61,300

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $804,000 and $772,000 at March 31, 2011 and December 31, 2010, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both March 31, 2011 and December 31, 2010, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan had an indeterminate term and is subject to annual review by the bank.	—	231

Note payable dated June 8, 2010 for the MLL acquisition with a stated interest rate of 4.45% per annum. The note is due June 7, 2011.	2,063	2,030

Revolving credit facilities with 12 banks in Spain providing for total borrowings of up to €4,870,000 (approximately $6,879,000 and $6,477,000 at March 31, 2011 and December 31, 2010, respectively). The stated interest rate is 6.5%. (For more information, see below.)	6,879	6,477

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to 11,500,000 AED (approximately $3,131,000 at both March 31, 2011 and December 31, 2010), collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate, plus 3.00%, but no less than 5.50%. The rates at both March 31, 2011 and December 31, 2010 were 5.5%. The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at both March 31, 2011 and December 31, 2010) in Letters of Guarantee of which 100,584,000 AED and 93,992,000 AED (approximately 27,384,000 and $25,588,000, respectively) were utilized at March 31, 2011 and December 31, 2010, respectively. This facility is being renewed on a month-to-month basis.	757	—

Unsecured credit facility with the Caja de Badajoz in Spain for €750,000 (approximately $1,059,000 and $997,000 at March 31, 2011 and December 31, 2010, respectively) The interest rate is the three-month EURIBOR rate plus 1.75%, but no less than 4.00%. At both March 31, 2011 and December 31, 2010, the rate was 4.00%. This facility expires on December 24, 2011.	57	—

Unsecured credit facility with a bank in Brazil for 2,200,000 Brazilian Reais (approximately $1,350,000 at March 31, 2011). The interest rate was 2.87% at March 31, 2011.	1,350	—

Minimum payments due for the Engineering S.A. acquisition	9,085	—

Other notes payable	14	18

	88,505	70,056
Less current maturities	77,082	2,278

Notes payable, net of current maturities	$11,423	$67,778

The Company maintains a $100,000,000 credit facility. Under certain circumstances, the Company may increase availability by an additional $50,000,000. The credit facility had been made pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “lenders”). The Credit Agreement also provided for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement were collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement will expire on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the new credit facility. Such costs have been deferred and were being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At March 31, 2011, the Company was in violation of the loan covenants related to the consolidated leverage ratio, the consolidated fixed charge ratio and the ratio of consolidated accounts receivable to consolidated senior indebtedness. The Company has received a waiver of these violations through June 29, 2011. Under the terms of the waiver, the Company is prohibited from making any acquisitions, without the lenders’ consent, and from making any repurchases of its common stock. In addition, the Applicable Rate on all loans will be increased by 50 basis points through the last day of the waiver period. Since the waiver of violations is through June 29, 2011, all borrowings under the facility have been classified as current liabilities in the consolidated balance sheet.

As of March 31, 2011, the Company had $13,649,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at March 31, 2011 was $13,981,000.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,412,000 and $1,330,000 at March 31, 2011 and December 31, 2010, respectively), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.00% (or 8.50%) at both March 31, 2011 and December 31, 2010, collateralized by certain assets of the Company. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,357,000 at March 31, 2011) of which €293,000 (or $414,000)

had been utilized at March 31, 2010. The loan had an expiration date of April 30, 2011. The Company is in the process of renewing this facility.

The Company’s wholly-owned subsidiary, Gerens Hill International, S.A. (“Gerens”), maintains a revolving credit facility with 12 banks in Spain (“Financing Entities”) providing for total borrowings of up to €4,870,000 (approximately $6,879,000 at March 31, 2011) with interest at 6.5% which was fully utilized at both March 31, 2011 and December 31, 2010. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €379,000 (approximately $535,000) and €639,000 (approximately $902,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens’ obligations resulting from the Credit Contracts, Gerens provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Three months ended March 31,
(in thousands)	2011	2010
Interest paid	$712	$325

Income taxes paid	$1,043	$1,560

Note 11 — Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”) and its ownership of 50.0% of the members’ equity of Hill TMG.

Stanley Baker Hill, LLC

SBH was a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc. and Hill. SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Iraq Reconstruction Program was completed in late 2010.

At December 31, 2010, the Company reported receivables totaling $270,000 from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were paid in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the three-month period ended March 31, 2010 was $11,621,000.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At March 31, 2011 and December 31, 2010, the Company reported receivables totaling $1,679,000 and $1,728,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended March 31, 2011 and 2010 was $79,000 and $533,000, respectively.

The following table summarizes the Company’ equity in earnings from affiliates:

	Three months ended March 31,
	2011	2010
(in thousands)
Stanley Baker Hill	$—	$667
Hill TMG	4	154

Total	$4	$821

Note 12 — (Loss) Earnings per Share

Basic (loss) earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 608,861 shares for the three-month period ended March 31, 2010. Certain stock options were excluded from the calculation of diluted (loss) earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted (loss) earnings per common share was 2,396,944 shares and 434,095 shares for the three-month periods ended March 31, 2011 and 2010, respectively.

Note 13 — Share-Based Compensation

At March 31, 2011, the Company had 3,632,816 options outstanding with a weighted average exercise price of $5.21. During the three-month period ended March 31, 2011, the Company granted 55,000 options which vest over a five-year period and 907,336 options which vest over a four-year period. The options have a weighted average exercise price of $7.18 and a weighted-average contractual life of 3.82 years. The aggregate fair value of the options was $2,447,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life — 3.82 years; volatility — 54.0% and risk-free interest rate — 1.56%. During the first three months of 2011, options for 6,000 shares with a weighted average exercise price of $2.45 were exercised, options for 31,000 shares with a weighted average exercise price of $5.24 were forfeited and options for 1,000 shares with a weighted average exercise price of $6.32 lapsed.

During the three-month period ended March 31, 2011, the Company issued 62,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the three-month period ended March 31, 2011, employees purchased 3,121 common shares, for an aggregate purchase price of $16,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $617,000 and $428,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Note 14 — Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. On March 7, 2011, the Board of Directors approved an increase in the Stock Repurchase Program to $60,000,000 and extended the program to December 31, 2012. Through March 31, 2011, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or $4.19 per share, under this program. At March 31, 2011, the Company was in violation of its loan covenants related to the consolidated leverage ratio, the consolidated fixed charge ratio and the ratio of consolidated accounts receivable to consolidated senior indebtedness. The Company has received a waiver of these violations through June 29, 2011. Under the terms of the waiver, the Company is prohibited from making any repurchases of its common stock.

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2011:

	Total	Hill International, Inc. stockholders	Non-controlling interests
Stockholders’ equity, December 31, 2010	$168,096	$161,091	$7,005

Net (loss) income	(5,378)	(5,596)	218
Other comprehensive income	4,090	3,361	729

Comprehensive (loss) income	(1,288)	(2,235)	947

Additional paid in capital	418	418	—
Acquisition of Engineering S.A.	14,837	—	14,837

Stockholders’ equity, March 31, 2011	$182,063	$159,274	$22,789

Note 15 — Income Taxes

The effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 14.5% and (21.8%), respectively. During the three-month period ended March 31, 2010, the Company recognized income tax benefits of $761,000 due to the expiration of the statute of limitations upon filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Excluding the effect of the reserve adjustment, the effective income tax rate would have been 10.0% for the three-month period ended March 31, 2010.

In 2011, the Company’s effective tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all, and because of the financial reporting requirements related to non-controlling interests in pass through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest holders be excluded from consolidated income tax expense. In 2010, the Company’s rate was low because a substantial portion of its profit was from foreign operations taxed at lower rates, if at all and because the Company recognized a significant income tax benefit related to a net operating loss from U.S. operations.

The following table indicates the changes to the Company’s uncertain tax positions for the three-month periods ended March 31, 2011 and 2010, including interest and penalties.

(in thousands)	Three months ended March 31,
	2011	2010
Balance, beginning of period	$6,289	$2,575
Reductions due to expiration of statute of limitations	—	(761)
Increase due to additional interest	—	11

Balance, end of period	$6,289	$1,825

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2011, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above. The balance is included in “Other Liabilities” in the consolidated balance sheet at March 31, 2011.

Note 16 — Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims) and secondarily by their geography (U.S./Canada, Latin America, Europe, the Middle East, North Africa and Asia/Pacific).

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue ("CFR")

	Three months ended March 31,
	2011		2010
Project Management	$69,848	74.1%	$67,329	73.2%
Construction Claims	24,424	25.9%	24,607	26.8%

Total	$94,272	100.0%	$91,936	100.0%

Total Revenue:

	Three months ended March 31,
	2011		2010
Project Management	$97,924	79.6%	$79,091	75.7%
Construction Claims	25,086	20.4%	25,381	24.3%

Total	$123,010	100.0%	$104,472	100.0%

Operating (Loss) Profit:

	Three months ended March 31,
	2011	2010
Project Management before equity in earnings of affiliates	$2,753	$4,306
Equity in earnings of affiliates	4	821

Project Management	2,757	5,127
Construction Claims	(735)	4,221
Corporate Expenses	(7,315)	(6,649)

Total	$(5,293)	$2,699

Depreciation and Amortization Expense:

	Three months ended March 31,
	2011	2010
Project Management	$2,220	$1,379
Construction Claims	830	538

Subtotal segments	3,050	1,917
Corporate	52	277

Total	$3,102	$2,194

Consulting Fee Revenue by Geographic Region:

	Three months ended March 31,
	2011		2010
U.S./Canada	$27,852	29.5%	$23,273	25.3%
Latin America	4,090	4.4%	475	0.5%
Europe	21,812	23.1%	26,729	29.1%
Middle East	25,761	27.3%	26,295	28.6%
North Africa	10,463	11.1%	13,857	15.1%
Asia/Pacific	4,294	4.6%	1,307	1.4%

Total	$94,272	100.0%	$91,936	100.0%

U.S.	$27,203	28.9%	$22,737	24.7%
Non -U.S.	67,069	71.1%	69,199	75.3%

Total	$94,272	100.0%	$91,936	100.0%

Total Revenue by Geographic Region:

	Three months ended March 31,
	2011		2010
U.S./Canada	$54,292	44.1%	$33,105	31.7%
Latin America	4,099	3.3%	475	0.5%
Europe	22,935	18.6%	28,146	26.9%
Middle East	26,224	21.3%	27,495	26.3%
North Africa	10,928	8.9%	13,921	13.3%
Asia/Pacific	4,532	3.8%	1,330	1.3%

Total	$123,010	100.0%	$104,472	100.0%

U.S.	$53,643	43.6%	$32,569	31.2%
Non -U.S.	69,367	56.4%	71,903	68.8%

Total	$123,010	100.0%	$104,472	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended March 31,
	2011		2010
U.S. federal government	$3,334	3.5%	$7,530	8.2%
U.S. state, local and regional government	14,156	15.0%	11,066	12.0%
Foreign government	25,118	26.6%	26,151	28.5%
Private sector	51,664	54.9%	47,189	51.3%

Total	$94,272	100.0%	$91,936	100.0%

Total Revenue By Client Type:

	Three months ended March 31,
	2011		2010
U.S. federal government	$3,823	3.1%	$7,803	7.5%
U.S. state, local and regional government	40,749	33.1%	19,437	18.6%
Foreign government	26,628	21.6%	26,740	25.6%
Private sector	51,810	42.2%	50,492	48.3%

Total	$123,010	100.0%	$104,472	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2011	December 31, 2010
U.S./Canada	$6,772	6,868
Latin America	906	16
Europe	2,672	2,372
Middle East	2,503	1,692
North Africa	342	346
Asia/Pacific	574	632

Total	$13,769	$11,926

U.S.	$6,757	$6,830
Non-U.S.	7,012	5,096

Total	$13,769	$11,926

Note 17 — Concentrations

The Company had one client that accounted for 18% of total revenue for the three-month period ended March 31, 2011 and one client which accounted for 12% of total revenue for the three-month period ended March 31, 2010.

The Company had no client that accounted for 10% or more of consulting fee revenue for the three-month period ended March 31, 2011 and one client which accounted for 14% of consulting fee revenue for the three-month period ended March 31, 2010.

One client, located in Libya, accounted for 29% and 33% of accounts receivable as of March 31, 2011 and December 31, 2010, respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% and 8% of total revenue during the three-month periods ended March 31, 2011 and 2010, respectively.

Note 18 — Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at March 31, 2011) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at March 31, 2011) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

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

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 11, 2011 (the “2010 Annual Report”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

References to “the Company,” “we,” “us,” and “our” refer to Hill International, Inc. and its subsidiaries.

We provide project management and construction claims services to clients worldwide, but primarily in the U.S./Canada, Latin America, Europe, the Middle East, North Africa and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,000 employees operating from 100 offices in more than 30 countries.

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with whom we do business, will be able to fulfill their commitments to us, there is no assurance that those institutions will be able to continue to do so, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2010 Annual Report.

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

Three Months Ended March 31, 2011 Compared to

Three Months Ended March 31, 2010

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended March 31,
(in thousands)	2011		2010		Change
Project Management	$69,848	74.1%	$67,329	73.2%	$2,519	3.7%
Construction Claims	24,424	25.9%	24,607	26.8%	(183)	-0.7%

Total	$94,272	100.0%	$91,936	100.0%	$2,336	2.5%

Hill’s CFR increased $2,336,000 to $ 94,272,000 in the first quarter of 2011 from $91,936,000 in the first quarter of 2010. This was comprised of an increase of 10.5% from acquisitions, partially offset by an organic decrease of 8.0%. The organic decrease is primarily due to decreases in Libya, Iraq and the United Kingdom.

During the first quarter of 2011, Hill’s project management CFR increase of 3.7% included an increase of 10.1% due to the acquisitions of dck, TCM and Engineering S.A., partially offset by an organic decrease of 6.4% primarily in North Africa and the Middle East. The increase in project management CFR consisted of a $4,330,000 increase in domestic projects and a decrease of $1,811,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisitions of dck and TCM. The decrease in foreign project management CFR was primarily due to decreases of $4,808,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010, and $4,774,000 in Libya where work stopped in February 2011 due to the political unrest. These decreases were partially offset by an increase of $3,323,000 in the Middle East, primarily Saudi Arabia, and $3,340,000 from Engineering S.A. which was acquired on February 28, 2011.

During the first quarter of 2011, Hill’s construction claims CFR decrease of 0.7% included an increase of 11.7% due to the acquisition of MLL and an organic decrease of 12.4% primarily in the United Kingdom. The decrease in the United Kingdom was due to a slowdown in work partially due to the settlement of a client’s case on a large assignment and a contingency fee of $2,000,000 recognized in the first quarter of 2010 due to the successful resolution of a client’s claim.

Reimbursable Expenses

	Three months ended March 31,
( in thousands)	2011		2010		Change
Project Management	$28,076	97.7%	$11,763	93.8%	$16,313	138.7%
Construction Claims	662	2.3%	773	6.2%	(111)	-14.4%

Total	$28,738	100.0%	$12,536	100.0%	$16,202	129.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $15,231,000 in our Northeast Region.

Cost of Services

	Three months ended March 31,
	2011			2010			Change
( in thousands)			% of CFR			% of CFR
Project Management	$43,611	78.8%	62.4%	$42,983	80.9%	63.8%	$628	1.5%
Construction Claims	11,732	21.2%	48.0%	10,130	19.1%	41.2%	1,602	15.8%

Total	$55,343	100.0%	58.7%	$53,113	100.0%	57.8%	$2,230	4.2%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in the Middle East and the acquisitions of dck, TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in the Middle East and MLL partially offset by a decrease in the United Kingdom.

Gross Profit

	Three months ended March 31,
	2011			2010			Change
( in thousands)			% of CFR			% of CFR
Project Management	$26,237	67.4%	37.6%	$24,346	62.7%	36.2%	$1,891	7.8%
Construction Claims	12,692	32.6%	52.0%	14,477	37.3%	58.8%	(1,785)	-12.3%

Total	$38,929	100.0%	41.3%	$38,823	100.0%	42.2%	$106	0.3%

The increase in project management gross profit included increases of $1,864,000 from domestic operations and increases of $27,000 in foreign operations. The increase in domestic operations includes increases of $1,566,000 from dck and TCM. The increase in foreign operations included increases of $2,566,000 in the Middle East, Spain and Egypt and an increase of $803,000 from Engineering S.A., partially offset by decreases of $3,268,000 in Iraq and Libya.

The decrease in construction claims gross profit of $1,785,000 included a decrease of $2,926,000 from the United Kingdom partially offset by an increase of $1,673,000 from MLL.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended March 31,
(in thousands)	2011		2010		Change
		% of CFR		% of CFR
SG&A Expenses	$44,226	46.9%	$36,945	40.2%	$7,281	19.7%

The increase in SG&A of $7,281,000 included increases of $3,873,000 from MLL, dck, TCM and Engineering S.A.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $ 3,693,000 including $2,039,000 from MLL, dck, TCM and Engineering S.A. and $622,000 from the United Kingdom where utilization was low.

•	An increase in amortization expense of $795,000 due to the acquired businesses.

•

An increase of $934,000 in rent expense including $162,000 for the acquired entities, $200,000 from London where a recent office move caused some overlapping in rental costs, $186,000 for the early termination of our space in Northern New Jersey and an increase of $70,000 for expanded space in New York City.

•	An increase of $424,000 in administrative travel costs primarily in overseas business development and for the acquired operations in Brazil.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $817,000 from $821,000 in the first quarter of 2010 to $ 4,000 in the first quarter of 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010.

Our share of the earnings of SBH decreased in the first quarter of 2011, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc. , Michael Baker, Jr., Inc. and us. The combination of our work on the Iraq Reconstruction Project and our affiliation with the SBH joint venture had been a significant contributor to our revenue and profitability over the past several years.

Our share of the earnings of Hill TMG was $4,000 in the first quarter of 2011 compared with $154,000 in the first quarter of 2010. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	Three months ended March 31,
	2011		2010		Change
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$2,753	3.9%	$4,306	6.4%	$(1,553)	-36.1%
Equity in earnings of affiliates	4	0.0%	821	1.2%	(817)	-99.5%

Total Projects	2,757	3.9%	5,127	7.6%	(2,370)	-46.2%
Construction Claims	(735)	-3.0%	4,221	17.2%	(4,956)	-117.4%
Corporate	(7,315)		(6,649)		(666)	10.0%

Total	$(5,293)	-5.6%	$2,699	2.9%	$(7,992)	-296.1%

Operating profit decreased $7,992,000 compared to the first quarter of 2010. This was due primarily to the completion of the Iraq project at the end of 2010, the loss in revenue and profit from disrupted operations in Libya and a decrease in work in the United Kingdom construction claims business.

The decrease in Project Management operating profit primarily included a decrease of $2,267,000 in Iraq where work concluded at the end of 2010. In addition, the stoppage of work in Libya in February due to the political unrest caused a decrease in operating profit of $1,594,000 compared with the same period last year. These decreases were partially offset by an increase in operating profit of $935,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi.

The decrease in operating profit for the Construction Claims group was primarily due to a decrease of $3,816,000 in the United Kingdom where work slowed down partially due to the settlement of a client’s case on a large assignment. In addition, during the first quarter of 2010, a contingency fee of $2,000,000 was recognized due to the successful resolution of one client’s significant claim.

Corporate cost were held to an increase of $667,000 over the prior year with increases in legal fees and foreign exchange losses.

Interest Expense, net

Net interest expense increased $449,000 to $ 994,000 in the three-month period ended March 31, 2011 as compared with $545,000 in the three-month period ended March 31, 2010, primarily due to increased borrowings driven primarily by the acquisitions of MLL, TCM, dck and Engineering S.A. and the purchase of treasury stock.

Income Taxes

For the three-month periods ended March, 31 2011 and 2010, we recognized net tax benefits of $909,000 and $469,000, respectively. For the three-month period ended March 31, 2011, the tax benefit was related to the pre-tax loss generated in the quarter. For the three-month period ended March 31, 2010, the tax benefit was principally related to a tax benefit of $761,000 arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefit as a reduction in the reserves for uncertain tax positions. There were no tax benefits recognized as a reduction in the reserve for uncertain tax positions for the three-month period ended March 31, 2011.

In 2011, the Company’s effective tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all, and because of the financial reporting requirements related to non-controlling interests in pass through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest holders be excluded from consolidated income tax expense. In 2010, the Company’s rate was low because a substantial portion of its profit was from foreign operations taxed at lower rates, if at all and because the Company recognized a significant income tax benefit related to a net operating loss from U.S. operations.

The effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 14.5% and (21.8%), respectively. Excluding the effect of the reserve reduction noted above, the effective income tax expense rate would have been 10.0% for the three-month periods ended March 31, 2010.

Net (Loss) Earnings

Net loss attributable to Hill International, Inc. for the first quarter of 2011 was ($5,596,000) or ($0.15) per diluted common share based upon 38,276,000 diluted common shares outstanding, as compared to net earnings for the first quarter of 2010 of $2,457,000, or $0.06 per diluted common share based upon 40,922,000 diluted common shares outstanding.

Liquidity and Capital Resources

We have historically funded our business activities with cash flow from operations and borrowings under various credit facilities.

Credit Facilities

We have a credit facility providing the ability to borrow up to $100,000,000. The credit facility is pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. The Credit Agreement also provides for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. We incurred costs of approximately $1,741,000 in connection with establishing the credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains financial covenants regarding our consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At March 31, 2011, we were in violation of certain loan covenants. We have received a waiver of those violations from the lenders. Under the terms of the waiver, the Company is prohibited from making any acquisitions, without the lenders’ consent, and from making any repurchases of its common stock. In addition, the Applicable Rate on all loans will be increased by 50 basis points through the last day of the waiver period. Since the waiver of violations is through June 29, 2011, all borrowings under the facility have been classified as current liabilities in the consolidated balance sheet. We are currently in negotiations with the banks, but we cannot predict the outcome of those negotiations.

At March 31, 2011, total borrowings under the Credit Agreement amounted to $68,300,000 with interest at 4.63%. As of March 31, 2011, we had $13,649,000 in outstanding letters of credit which reduced availability under the credit facility. Due to the limitations of the ratio of our consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, total remaining availability at March 31, 2011 was $13,981,000.

We currently have six additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at March 31, 2011) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2011 was 1.60%, plus 3.0%, (or 4.60%) but no less than 5.50%. At March 31, 2011, outstanding borrowings under this facility totaled 2,782,702 AED (approximately $757,000). The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at March 31, 2011) in Letters of Guarantee of which 100,584,000 AED (approximately $27,384,000) was utilized March 31, 2011. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,412,000 at March 31, 2011), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.0% (or 8.50%) at March 31, 2011, collateralized by certain of our assets. There were no borrowings under this facility at March 31, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately

$6,357,000) of which €293,000 (approximately $414,000) had been utilized at March 31, 2011. The loan has an expiration date of April 30, 2011. We are in the process of renewing this facility.

•

An unsecured credit facility with a bank in Spain for €750,000 (approximately $1,059,000 at March 31, 2011). The interest rate on that facility is the three-month EURIBOR rate (which at March 31, 2011 was 0.25%) plus 1.75, or 3.00% but no less than 4.00%. At March 31, 2011 there were borrowings of €40,000 (approximately $57,000) under this facility which expires on December 24, 2011.

•

An unsecured credit facility with a bank in Brazil for 2,200,000 Brazilian Reais (approximately $1,350,000 at March 31, 2011). The interest rate on the facility was 2.87% at March 31, 2011. The facility was fully utilized at March 31, 2011.

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $804,000 at March 31, 2011) with interest at 2.0% plus the Bank of England rate of 0.5% (or 2.5%) at March 31, 2011 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. There were no outstanding borrowings under this facility at March 31, 2011. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks in Spain (“Financing Entities”) providing for total borrowings of up to €4,870,000 (approximately $6,879,000) with interest at 6.5% which was fully utilized at March 31, 2010. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €379,000 (approximately $535,000) and €639,000 (approximately $902,000) at March 31, 2011. The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Uncertainties With Respect to Operations in Libya

We currently have active contracts in Libya. Due to the recent political unrest, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At March 31, 2011, the accounts receivable related to the work performed under contracts in Libya was $59,863,000. We are unable to determine the effect this unrest will have on the collectibility of the accounts receivable. We believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for borrowings up to $100,000,000 with a consortium of banks led by Bank of America. At March 31, 2011, availability under the credit agreement was $ 13,981,000. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At March 31, 2011, our cash and cash equivalents amounted to approximately $26,695,000 of which $844,000 is on deposit in the U.S. and $25,851,000 is on deposit in foreign locations. Under certain circumstances, we may be able to increase availability under our Credit Agreement by up to $50,000,000. We cannot provide any assurance that this or any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Three Months Ended March 31, 2011

For the three months ended March 31, 2011, our cash and cash equivalents decreased by $12,711,000 to $26,695,000. Cash used in operations was $488,000, cash used in investing activities was $17,022,000 and cash provided by financing activities was $7,441,000. We also experienced a decrease in cash of $2,642,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Cash used in operations is attributable to consolidated net loss of $5,378,000 for the period adjusted by non-cash items included in net loss and working capital changes such as:

•	Non-Cash Items:

•	Depreciation and amortization of $3,102,000;
•	Bad debt expense of $446,000;
•	Deferred taxes of $640,000;
•	Stock based compensation expense of $617,000.

•	Working capital changes which increased cash included the following:

•

A decrease in accounts receivable of $2,960,000 offset by an increase due to foreign currency translation adjustments of approximately $8,342,000 and the acquisition of Engineering S.A. accounts receivable amounting to $4,486,000 ;

•	A decrease in accounts receivable — affiliates of $394,000 due to the timing of collections from SBH and Hill TMG; and,
•

An increase in accounts payable and accrued expenses of $4,837,000 due to the timing of payments for various selling, general and administrative costs, subcontractors and accrued earn out costs related to the MLL acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $3,461,000 and the acquisition of Engineering S.A. accounts payable amounting to $4,561,000.

•	Working capital changes which decreased cash included the following:

•	An increase in prepaid expenses and other current assets of $2,375,000 principally due to the timing of payments for various selling, general and administrative expenses;
•	A decrease in income taxes payable of $3,262,000 due primarily to the tax effect of the net loss for the period; and,

•	A decrease in other liabilities of $2,124,000.

Investing Activities

We used $13,881,000, net of cash acquired, on the acquisition of Engineering S.A. We spent $1,805,000 to purchase computers, office equipment, furniture and fixtures. We spent $1,609,000 to acquire an additional interest in Gerens. We received $273,000 in cash distributions from SBH and TMG.

Financing Activities

We received $8,934,000 in net borrowings under our credit facilities. Due to bank decreased $1,515,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $26,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan.

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

Our backlog was approximately $789,000,000 at March 31, 2011 compared to $675,000,000 at December 31, 2010. This increase was primarily the result of increased bookings attributable to the Middle East operations and the acquisition of Engineering S.A. At March 31, 2011, backlog attributable to work in Libya amounted to $55,000,000. We estimate that approximately $303,000,000, or 38.4%, of the backlog at March 31, 2011 will be recognized during the twelve months subsequent to March 31, 2011.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of March 31, 2011, approximately $649,000,000, or 82.3%, of our backlog was in category 1 and approximately $140,000,000, or 17.7%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

In thousands	Total Backlog		12-Month Backlog
	$	%	$	%
As of March 31, 2011:

Project Management	$745,000	94.4%	$259,000	85.5%
Construction Claims	44,000	5.6	44,000	14.5

	$789,000	100.0%	$303,000	100.0%

As of December 31, 2010:

Project Management	$639,000	94.7%	$243,000	88.4%
Construction Claims	36,000	5.3	32,000	11.6

	$675,000	100.0%	$275,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2010 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2010 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1.

None.

Item 1A.	Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2010 Annual Report.

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

Hill International, Inc.

Dated: May 10, 2011	By:	/s/ Irvin E. Richter
Irvin E. Richter Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ John Fanelli III
John Fanelli III Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2011	By:	/s/Ronald F. Emma
Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)