Form 10-Q
period 2011-06-30
Hill International, Inc.
filed 2011-08-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 38,493,703 shares of the Registrant’s Common Stock outstanding at August 1, 2011.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$30,293	$39,406
Cash - restricted	3,924	2,527
Accounts receivable, less allowance for doubtful accounts of $9,270 and $9,457	188,027	180,856
Accounts receivable - affiliate	2,836	3,230
Prepaid expenses and other current assets	10,300	8,834
Income taxes receivable	1,710	1,138
Deferred income tax assets	1,756	1,475

Total current assets	238,846	237,466
Property and equipment, net	14,881	11,926
Cash - restricted, net of current portion	3,711	4,040
Retainage receivable	3,814	3,102
Acquired intangibles, net	47,151	26,709
Goodwill	84,143	57,310
Investments	13,374	10,962
Deferred income tax assets	9,326	8,918
Other assets	8,274	10,418

Total assets	$423,520	$370,851

Liabilities and Stockholders’ Equity
Due to bank	$5,212	$4,903
Current maturities of notes payable	80,388	2,278
Accounts payable and accrued expenses	85,135	72,215
Income taxes payable	—	2,931
Deferred revenue	14,293	15,620
Deferred income taxes	415	396
Other current liabilities	5,441	6,122

Total current liabilities	190,884	104,465
Notes payable, net of current maturities	10,636	67,778
Retainage payable	4,661	3,701
Deferred income taxes	16,546	11,275
Deferred revenue	3,589	1,747
Other liabilities	12,331	13,789

Total liabilities	238,647	202,755

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized, 44,927,354 shares and 44,686,148 shares issued at June 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	125,639	123,762
Retained earnings	73,550	79,643
Accumulated other comprehensive loss	(10,872)	(14,552)

	188,321	188,857
Less treasury stock of 6,433,651 shares at June 30, 2011 and December 31, 2010, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	160,555	161,091
Noncontrolling interests	24,318	7,005

Total equity	184,873	168,096

Total liabilities and stockholders’ equity	$423,520	$370,851

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Consulting fee revenue	$102,951	$91,559	$197,223	$183,495
Reimbursable expenses	23,984	16,633	52,722	29,169

Total revenue	126,935	108,192	249,945	212,664

Cost of services	59,446	52,728	114,787	105,841
Reimbursable expenses	23,984	16,633	52,722	29,169

Total direct expenses	83,430	69,361	167,509	135,010

Gross profit	43,505	38,831	82,436	77,654

Selling, general and administrative expenses	42,838	34,820	87,065	71,765
Equity in earnings of affiliates	(157)	(243)	(160)	(1,064)

Operating profit (loss)	824	4,254	(4,469)	6,953

Interest expense, net	1,464	654	2,458	1,199

(Loss) earnings before income tax benefit	(640)	3,600	(6,927)	5,754
Income tax (benefit) expense	(444)	429	(1,354)	(40)

Consolidated net (loss) earnings	(196)	3,171	(5,573)	5,794

Less: net earnings - noncontrolling interests	301	287	520	453

Net (loss) earnings attributable to Hill International, Inc.	$(497)	$2,884	$(6,093)	$5,341

Basic (loss) earnings per common share - Hill International, Inc.	$(0.01)	$0.07	$(0.16)	$0.13

Basic weighted average common shares outstanding	38,379	39,837	38,328	40,074

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.01)	$0.07	$(0.16)	$0.13

Diluted weighted average common shares outstanding	38,379	40,380	38,328	40,656

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net (loss) earnings	$(5,573)	$5,794
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,135	4,542
Equity in earnings of affiliates	(160)	(1,064)
Provision for bad debts	954	632
Deferred tax provision	427	(2,136)
Stock based compensation	1,527	1,156
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,864	(31,619)
Accounts receivable - affiliate	394	2,401
Prepaid expenses and other current assets	187	186
Income taxes receivable	(543)	(115)
Retainage receivable	(712)	(468)
Other assets	2,003	(1,662)
Accounts payable and accrued expenses	3,808	14,681
Income taxes payable	(3,673)	522
Deferred revenue	(3,022)	(3,225)
Other current liabilities	(796)	(2,356)
Retainage payable	951	181
Other liabilities	(2,804)	(2,599)

Net cash provided by (used in) operating activities	7,967	(15,149)

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	(13,881)	(4,327)
Distributions from affiliate	396	750
Contribution to affiliate	(1,668)	(148)
Payments for purchase of property and equipment	(4,029)	(2,426)
Purchase of additional interest in subsidiary	(1,609)	(166)

Net cash used in investing activities	(20,791)	(6,317)

Cash flows from financing activities:
Due to bank	(711)	2,483
Payments on notes payable	(3,683)	(1,909)
Net borrowings on revolving loans	13,157	25,000
Proceeds from stock issued under employee stock purchase plan	531	182
Purchase of treasury stock under stock repurchase program	—	(6,252)
Proceeds from exercise of stock options	20	2

Net cash provided by financing activities	9,314	19,506

Effect of exchange rate changes on cash	(5,603)	7,784

Net (decrease) increase in cash and cash equivalents	(9,113)	5,824
Cash and cash equivalents – beginning of period	39,406	30,923

Cash and cash equivalents – end of period	$30,293	$36,747

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, has adversely affected the Company’s business and results of operations, primarily by limiting its access to credit and disrupting its clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to its businesses may adversely affect its clients’ level of spending, ability to obtain financing, and ability to make timely payments to the Company for its services, which could require the Company to increase its allowance for doubtful accounts, negatively impact days sales outstanding and adversely affect the Company’s results of operations. On June 30, 2011, the Company entered into a Forbearance Agreement with the lenders under which borrowings under its Credit Facility (see Note 9) are limited to $80,000,000 and the Company is precluded from certain activities without the lenders’ consent, including making acquisitions, paying dividends, or repurchasing its common stock. In exchange, the Lenders have agreed to forbear from enforcing their remedies against the Company through September 30, 2011. The Company will continue to work with those lenders to restructure its debt. Also, the Company will reduce its cost structure and seek alternative sources of working capital in its effort to return to profitability.

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

Note 3 — Acquisitions

On February 28, 2011, the Company’s subsidiary, Gerens Hill International, S.A., indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration amounted to 37,000,000 Brazilian Reais (approximately $22,320,000 at the date of acquisition) consisting of a cash payment of 22,200,000 Brazilian Reais (approximately $13,392,000) plus minimum additional payments due on each of April 30, 2012 and 2013 in the amount of 7,400,000 Brazilian Reais (approximately $4,464,000) each. Under certain circumstances, the Company may be required to pay 5,000,000 Brazilian Reais ($3,016,000) in addition to the minimum payments. The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, but the amounts may change upon finalization of the valuation process. The results of operation of the acquired company are not material to the Company’s consolidated results of operations.

Note 4 — Comprehensive Earnings (Loss)

The following table summarizes the Company’s comprehensive earnings (loss):

	Three months ended June 30,		Six months ended June 30
(in thousands)	2011	2010	2011	2010
Consolidated net (loss) earnings	$(196)	$3,171	$(5,573)	$5,794

Foreign currency translation, net of tax	2,934	(3,645)	6,825	(7,179)

Other, net	(539)	(174)	(340)	(262)

Comprehensive earnings (loss)	2,199	(648)	912	(1,647)
Comprehensive income (loss) attributable to noncontrolling interests	2,378	(78)	3,325	19

Comprehensive loss attributable to Hill International, Inc.	$(179)	$(570)	$(2,413)	$(1,666)

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Billed	$166,471	$164,938
Retainage, current portion	3,899	3,604
Unbilled	26,927	21,771

	197,297	190,313
Allowance for doubtful accounts	(9,270)	(9,457)

	$188,027	$180,856

At June 30, 2011, the accounts receivable related to the work performed under contracts in Libya amounted to $59,933,000. Due to the political unrest in Libya, the Company is unable to determine the effect this crisis will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations and liquidity.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Client relationships	$46,127	$9,484	$26,859	$7,045
Acquired contract rights	15,881	8,242	11,255	5,410
Trade names	4,087	1,218	2,022	972
Covenant not to compete	—	—	18	18

Total	$66,095	$18,944	$40,154	$13,445

Intangible assets, net	$47,151		$26,709

Amortization expense related to intangible assets totaled $2,750,000 and $1,192,000 for the three months ended June 30, 2011 and 2010, respectively, and $4,710,000 and $2,358,000 for the six months ended June 30, 2011 and 2010. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)

2011 (remaining 6 months)	$5,486
2012	7,715
2013	7,118
2014	5,229
2015	4,706

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2011 (in thousands):

	Project Management	Construction Claims	Total

Balance, December 31, 2010	$31,350	$25,960	$57,310
Additions	23,178	—	23,178
Translation adjustments	2,742	913	3,655

Balance, June 30, 2011	$57,270	$26,873	$84,143

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2011	December 31, 2010
(in thousands)
Accounts payable	$24,998	$19,484
Accrued payroll	24,749	20,927
Accrued subcontractor fees	7,677	7,120
Accrued agency fees	16,363	15,463
Accrued legal and professional fees	2,405	1,734
Accrued earn out related to MLL acquisition	3,159	3,046
Other accrued expenses	5,784	4,441

	$85,135	$72,215

Note 9 — Notes Payable

Outstanding debt obligations are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Revolving credit loan payable. The weighted average interest rate of all borrowings was 5.31% and 4.72% at June 30, 2011 and December 31, 2010, respectively. (For more information, see below.)	$72,300	$61,300

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $803,000 and $772,000 at June 30, 2011 and December 31, 2010, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both June 30, 2011 and December 31, 2010, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.	654	231

Note payable dated June 8, 2010 for the MLL acquisition with a stated interest rate of 4.45% per annum. The note was paid on June 7, 2011.	—	2,030

Revolving credit facilities with a consortium of banks in Spain providing for total borrowings of up to €4,870,000 (approximately $7,043,000 and $6,477,000 at June 30, 2011 and December 31, 2010, respectively). The stated interest rate is 6.5%. (For more information, see below.)	5,388	6,477

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to 11,500,000 AED (approximately $3,131,000 at both June 30, 2011 and December 31, 2010, respectively), collateralized by certain overseas receivables. The interest rate is one-month Emirates InterBank Offer Rate plus 3.00%, (or 4.32% and 4.64% at June 30, 2011 and December 31, 2010, respectively) but no less than 5.50%. This facility is being renewed on a month-to-month basis. (For more information, see below.)	1,733	—

Minimum payments due for the Engineering S.A. acquisition. See Note 3.	9,439	—

Short term bank loan with Itau Unibanco SA in Brazil. The amount outstanding at June 30, 2011 was 1,250,000 Brazilian Reais at an interest rate of 1.69% per month and a maturity date of November 4, 2011.	797	—

Other notes payable	713	18

	91,024	70,056

Less current maturities	80,388	2,278

Notes payable, net of current maturities	$10,636	$67,778

The Company maintains a credit facility pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “lenders”). The Credit Agreement provided for borrowings of up to $100,000,000 and a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the credit facility. Such costs have been deferred and were being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. At June 30, 2011, the Company was in violation of the consolidated leverage ratio and the consolidated fixed charge ratio (the “Specified Defaults”). On that date, the Company entered a Forbearance Agreement with the lenders under which borrowings are limited to $80,000,000 and the Company is precluded from certain activities without the lenders’ consent, including making acquisitions, paying dividends, or repurchasing its common stock. Additionally, the Forbearance Agreement precludes the Company from making any borrowings as Eurodollar Rate Loans. At June 30, 2011, our outstanding Eurodollar Rate Loans amounted to $34,300,000 with a weighted average interest rate of 4.27%. If such loans were refinanced on June 30, 2011, the weighted average interest rate would have been 6.25%. In exchange, the Lenders have agreed to forbear from enforcing their remedies against the Company with respect to the Specified Defaults. Since the waiver of violations is through September 30, 2011, all borrowings under the facility have been classified as current liabilities in the consolidated balance sheet.

As of June 30, 2011, the Company had $11,644,000 in outstanding letters of credit. Due to conditions of the Forbearance Agreement, total remaining availability at June 30, 2011 was $7,700,000.

The Company’s subsidiary, Gerens Hill International, S.A. (“Gerens”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $7,043,000 and $6,477,000 at June 30, 2011 and December 31, 2010, respectively), with interest at 6.50% of which €3,726,000 (approximately $5,388,000) and €4,870,000 (approximately $6,477,000) were utilized at June 30, 2011 and December 31, 2010, respectively. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €379,000 (approximately $548,000) and €639,000 (approximately $924,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens’ obligations resulting from the Credit Contracts, Gerens provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Gerens also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €750,000 (approximately $1,085,000 and $997,000 at June 30, 2011 and December 31, 2010, respectively). The interest rate is the three-month EURIBOR rate plus 1.75% but no less than 4.00%. The rate was 3.30% at June 30, 2011 and 2.76% at December 31, 2010, respectively. At both June 30, 2011 and December 31, 2010, there were no borrowings under this facility which expires on December 24, 2011.

The credit facility with the National Bank of Abu Dhabi also allows for up to 150,000,000 AED (approximately $40,836,000 at both June 30, 2011 and December 31, 2010) in Letters of Guarantee of which 126,662,000 AED and 93,992,000 (approximately $34,483,000 and $25,588,000, respectively) were utilized at June 30, 2011 and December 31, 2010, respectively.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,446,000 and $1,330,000 at June 30, 2011 and December 31, 2010, respectively), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.00% (or 8.50%) at both June 30, 2011 and December 31, 2010, collateralized by certain assets of the Company. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,508,000 at June 30, 2011) of which €429,000 (or $621,000) had been utilized at June 30, 2011. The loan has an expiration date of April 30, 2012.

Engineering S.A. maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais each (approximately $1,084,000, $128,000 and $638,000, respectively), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at June 30, 2011 which are renewed automatically every three months.

Note 10 – Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Six months ended June 30,
(in thousands)	2011	2010

Interest paid	$2,533	$1,007

Income taxes paid	$2,450	$1,608

Note 11 — Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”), 50.0% of the members’ equity of Hill Petrol and 50.0% of the members’ equity of Hill TMG.

Stanley Baker Hill

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

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended June 30, 2011 and 2010 was $0 and $3,705,000, respectively, and $0 and $8,513,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Hill Petrol

Hill International Petrol (Egypt) E.S.C. (“Hill Petrol”) is a joint stock company formed on November 20, 2007 between Hill International, S.A. (Hill), the Egyptian National Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interests of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At June 30, 2011 and December 31, 2010, the Company reported receivables totaling $1,679,000 and $1,728,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended June 30, 2011 and 2010 was $0 and $279,000, respectively and for the six-month periods ended June 30, 2011 and 2010 was $79,000 and $811,000, respectively.

The following table summarizes the Company’ equity in earnings (losses) of affiliates:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(in thousands)

Stanley Baker Hill	$—	$235	$—	$902
Hill Petrol	183	—	183	—

Hill TMG	—	3	—	157
Other	(26)	5	(23)	5

Total	$157	$243	$160	$1,064

Note 12 — (Loss) Earnings per Share

Basic (loss) earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 543,680 shares and 582,256 shares for the three- and six-month periods ended June 30, 2010, respectively. Certain stock options were excluded from the calculation of diluted (loss) earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted (loss) earnings per common share was 3,603,262 shares and 724,314 shares for the three-month periods ended June 30, 2011 and 2010, respectively, and 3,533,554 shares and 555,603 shares for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 13 — Share-Based Compensation

At June 30, 2011, the Company had 3,884,541 options outstanding with a weighted average exercise price of $5.28. During the six-month period ended June 30, 2011, the Company granted 285,000 options which vest over a five-year period, 907,336 options which vest over a four-year period and 61,725 options which vested immediately. The options have a weighted average exercise price of $6.97 and a weighted-average contractual life of 5.45 years. The aggregate fair value of the options was $3,214,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life — 4.05 years; volatility — 52.4% and risk-free interest rate — 1.58%. During the first six months of 2011, options for 10,000 shares with a weighted average exercise price of $2.45 were exercised, options for 42,000 shares with a weighted average exercise price of $5.07 were forfeited and options for 26,000 shares with a weighted average exercise price of $7.22 lapsed.

During the six-month period ended June 30, 2011, the Company issued 62,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the six-month period ended June 30, 2011, employees purchased 145,436 common shares, for an aggregate purchase price of $531,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $911,000 and $728,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $1,527,000 and $1,156,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 14 — Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2012. On March 7, 2011, the Board of Directors approved an increase in the Stock Repurchase Program to $60,000,000 and extended the program to December 31, 2012. Through June 30, 2011, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or $4.19 per share. At June 30, 2011, the Company was in violation of its loan covenants related to the consolidated leverage ratio and the consolidated fixed charge ratio (the “Specified Defaults”). On June 30, 2011, the Company entered into a Forbearance Agreement (see Note 9) with its lenders whereby the lenders will forbear from enforcing their remedies against the Company with respect to its failure to comply with the Specified Defaults. Under the terms of the Forbearance Agreement, the Company is prohibited from making any further repurchases of its common stock.

The following table summarizes the changes in stockholders’ equity during six months ended, June 30, 2011:

	Total	Hill International, Inc. stockholders	Noncontrolling interests

Stockholders’ equity, December 31, 2010	$168,096	$161,091	$7,005

Net (loss) income	(5,573)	(6,093)	520
Other comprehensive income	6,485	3,680	2,805

Comprehensive income (loss)	912	(2,413)	3,325

Additional paid in capital	1,877	1,877	—
Acquisition of Engineering S.A.	15,597	—	15,597
Acquisition of additional interest in subsidiary	(1,609)	—	(1,609)

Stockholders’ equity, June 30, 2011	$184,873	$160,555	$24,318

Note 15 — Income Taxes

During the three-month period ended June 30, 2011, the Company recognized income tax benefits in the reserves for uncertain tax positions of $995,000 due to the expiration of the statute of limitations related to the filing of certain income tax returns. During the six-month periods ended June 30, 2011 and 2010, the Company recognized income tax benefits of $995,000 and $761,000, respectively, due to the expiration of the statute of limitations related to the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Also during the six-month periods ended June 30, 2011 and 2010, the Company recognized an increase in the reserve for uncertain tax positions of $520,000 and $21,000, respectively, primarily related to foreign subsidiaries.

The following table indicates the changes to the Company’s uncertain tax positions for the six-month periods ended June 30, 2011 and 2010, including interest and penalties.

	Six months ended June 30,
(in thousands)	2011	2010
Balance, beginning of period	$6,289	$2,575
Increase as a result of tax positions taken in the current year	520	21
Reductions due to expiration of statute of limitations	(995)	(761)

Balance, end of period	$5,814	$1,835

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2011, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The balance is included in “Other Liabilities” in the consolidated balance sheet at June 30, 2011.

The effective income tax expense rates for the three-month periods ended June 30, 2011 and 2010 were 69.4% and 11.9%, respectively, and the effective income tax expense (benefit) rates for the six-month periods ended June 30, 2011 and 2010 were 19.5% and (0.7%), respectively. Excluding the effect of the reserve adjustments, the effective income tax (benefit) expense rates would have been (4.5%) and 11.9% for the three-month periods ended June 30, 2011 and 2010, respectively, and 12.7% and 12.3%, respectively, for the six-month periods ended June 30, 2011 and 2010.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
	2011		2010

Project Management	$74,239	72.1%	$70,235	76.7%
Construction Claims	28,712	27.9	21,324	23.3

Total	$102,951	100.0%	$91,559	100.0%

Total Revenue:

	Three months ended June 30,
	2011		2010

Project Management	$97,567	76.9%	$86,220	79.7%
Construction Claims	29,368	23.1	21,972	20.3

Total	$126,935	100.0%	$108,192	100.0%

Operating (Loss) Profit:

	Three months ended June 30,
	2011	2010

Project Management before equity in earnings of affiliates	$3,865	$8,791
Equity in earnings of affiliates	157	243

Total Project Management	4,022	9,034
Construction Claims	3,669	1,523
Corporate Expenses	(6,867)	(6,303)

Total	$824	$4,254

Depreciation and Amortization Expense:

	Three months ended June 30,
	2011	2010

Project Management	$3,082	$1,379
Construction Claims	861	668

Subtotal segments	3,943	2,047
Corporate	90	299

Total	$4,033	$2,346

Consulting Fee Revenue by Geographic Region:

	Three months ended June 30,
	2011		2010

U.S./Canada	$29,974	29.1%	$24,436	26.7%
Latin America	13,371	13.0	347	0.4
Europe	23,463	22.8	22,828	24.9
Middle East	28,195	27.4	26,012	28.4
North Africa	2,695	2.6	15,620	17.1
Asia/Pacific	5,253	5.1	2,316	2.5

Total	$102,951	100.0%	$91,559	100.0%

U.S.	$29,352	28.5%	$23,910	26.1%
Non -U.S.	73,599	71.5	67,649	73.9

Total	$102,951	100.0%	$91,559	100.0%

Total Revenue by Geographic Region:

	Three months ended June 30,
	2011		2010

U.S./Canada	$51,589	40.7%	$39,682	36.6%
Latin America	13,381	10.5	347	0.3
Europe	24,665	19.4	24,201	22.4
Middle East	28,687	22.6	25,854	23.9
North Africa	3,283	2.6	15,757	14.6
Asia/Pacific	5,330	4.2	2,351	2.2

Total	$126,935	100.0%	$108,192	100.0%

U.S.	$50,967	40.2%	$39,156	36.2%
Non -U.S.	75,968	59.8	69,036	63.8

Total	$126,935	100.0%	$108,192	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended June 30,
	2011		2010

U.S. federal government	$3,063	3.0%	$7,213	7.9%
U.S. state, local and regional government	15,741	15.3	11,593	12.7
Foreign government	20,054	19.5	32,767	35.7
Private sector	64,093	62.2	39,986	43.7

Total	$102,951	100.0%	$91,559	100.0%

Total Revenue By Client Type:

	Three months ended June 30,
	2011		2010

U.S. federal government	$3,644	2.9%	$7,667	7.1%
U.S. state, local and regional government	35,741	28.2	25,229	23.3
Foreign government	21,185	16.7	34,149	31.6
Private sector	66,365	52.2	41,147	38.0

Total	$126,935	100.0%	$108,192	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2011	December 31, 2010

U.S./Canada	$6,882	$6,884
Latin America	2,111	28
Europe	2,560	2,344
Middle East	2,454	1,692
North Africa	337	346
Asia/Pacific	537	632

Total	$14,881	$11,926

U.S.	$6,867	$6,867
Non -U.S.	8,014	5,059

Total	$14,881	$11,926

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
	2011		2010

Project Management	$144,087	73.1%	$137,564	75.0%
Construction Claims	53,136	26.9	45,931	25.0

Total	$197,223	100.0%	$183,495	100.0%

Total Revenue

	Six months ended June 30,
	2011		2010

Project Management	$195,491	78.2%	$165,312	77.7%
Construction Claims	54,454	21.8	47,352	22.3

Total	$249,945	100.0%	$212,664	100.0%

Operating (Loss) Profit:

	Six months ended June 30,
	2011	2010

Project Management before equity in earnings of affiliates	$6,619	$13,043
Equity in earnings of affiliates	160	1,064

Total Project Management	6,779	14,107
Construction Claims	2,934	5,744
Corporate Expenses	(14,182)	(12,898)

Total	$(4,469)	$6,953

Depreciation and Amortization Expense:

	Six months ended June 30,
	2011	2010

Project Management	$5,310	$2,760
Construction Claims	1,690	1,206

Subtotal segments	7,000	3,966
Corporate	135	576

Total	$7,135	$4,542

Consulting Fee Revenue by Geographic Region:

	Six months ended June 30,
	2011		2010

U.S./Canada	$57,826	29.2%	$47,709	26.0%
Latin America	17,461	8.9	822	0.4
Europe	45,275	23.0	49,557	27.0
Middle East	53,956	27.4	52,307	28.5
North Africa	13,158	6.7	29,477	16.1
Asia/Pacific	9,547	4.8	3,623	2.0

Total	$197,223	100.0%	$183,495	100.0%

U.S.	$56,555	28.7%	$46,647	25.4%
Non -U.S.	140,668	71.3	136,848	74.6

Total	$197,223	100.0%	$183,495	100.0%

Total Revenue by Geographic Region:

	Six months ended June 30,
	2011		2010

U.S./Canada	$105,881	42.4%	$72,787	34.2%
Latin America	17,480	7.0	822	0.4
Europe	47,600	19.0	52,347	24.6
Middle East	54,911	22.0	53,349	25.1
North Africa	14,211	5.7	29,678	14.0
Asia/Pacific	9,862	3.9	3,681	1.7

Total	$249,945	100.0%	$212,664	100.0%

U.S.	$104,610	41.9%	$71,725	33.7%
Non -U.S.	145,335	58.1	140,939	66.3

Total	$249,945	100.0%	$212,664	100.0%

Consulting Fee Revenue By Client Type:

	Six months ended June 30,
	2011		2010

U.S. federal government	$6,396	3.2%	$14,508	7.9%
U.S. state, local and regional government	31,185	15.8	22,564	12.3
Foreign government	45,172	23.0	44,448	24.2
Private sector	114,470	58.0	101,975	55.6

Total	$197,223	100.0%	$183,495	100.0%

Total Revenue By Client Type:

	Six months ended June 30,
	2011		2010

U.S. federal government	$7,467	3.0%	$15,231	7.2%
U.S. state, local and regional government	76,490	30.6	44,570	21.0
Foreign government	47,813	19.1	46,034	21.6
Private sector	118,175	47.3	106,829	50.2

Total	$249,945	100.0%	$212,664	100.0%

Note 17 — Concentrations

The Company had one client that accounted for 14% of total revenue for the three-month period ended June 30, 2011 and two clients that accounted for 23% of total revenue for the three-month period ended June 30, 2010. The Company had one client that accounted for 16% of total revenue for the six-month period ended June 30, 2011 and one client that accounted for 12% of total revenue for the six-month period ended June 30, 2010.

The Company had no clients that accounted for 10% or more of consulting fee revenue for the three-month period ended June 30, 2011 and one client that accounted for 15% of consulting fee revenue for the three-month period ended June 30, 2010. The Company had no clients that accounted for 10% of consulting fee revenue for the six-month period ended June 30, 2011 and one client that accounted for 14% of consulting fee revenue for the six-month period ended June 30, 2010.

One client, located in Libya, accounted for 32% and 33% of accounts receivable as of June 30, 2011 and December 31, 2010 respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% and 7% of total revenue during the three-month periods ended June 30, 2011 and 2010 respectively, and 3% and 7% of total revenue during the six-month periods ended June 30, 2011 and 2010, respectively.

Note 18 — Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at June 30, 2011) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at June 30, 2011) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. On June 29, 2011, the parties executed a settlement agreement under which Al Areen will pay to the Company the sum of approximately 394,000 Bahraini Dinars (approximately $1,043,000) and withdrew its claims against the Company. The Company had previously reserved approximately $531,000 against the receivable from Al Areen. During the period ended June 30, 2011, the Company wrote off the remaining $227,000.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,100 employees operating from 100 offices in more than 30 countries.

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

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a 51%-owned subsidiary of the Company, HillStone develops private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our financial statements as it does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table on page 36.

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, has adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. On June 30, 2011, the Company entered into a Forbearance Agreement with the lenders under which borrowings under its Credit Facility (see Note 9) are limited to $80,000,000 and the Company is precluded from certain activities without the lenders’ consent, including making acquisitions, paying dividends, or repurchasing its common stock. In exchange, the Lenders have agreed to forbear from enforcing their remedies against the Company through September 30, 2011. The Company will attempt to work with those lenders to restructure its debt, or we may seek alternative sources of working capital.

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

Three months ended June 30, 2011 Compared to

Three months ended June 30, 2010

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
(in thousands)	2011		2010		Change
Project Management	$74,239	72.1%	$70,235	76.7%	$4,004	5.7%
Construction Claims	28,712	27.9%	21,324	23.3%	7,388	34.6%

Total	$102,951	100.0%	$91,559	100.0%	$11,392	12.4%

Hill’s CFR increased $11,392,000 to $102,951,000 in the second quarter of 2011 from $91,559,000 in the second quarter of 2010. This was comprised of an increase of 21.7 % from acquisitions, partially offset by an organic decrease of 9.3%. The organic decrease in CFR is primarily due to decreases in Libya and Iraq.

During the second quarter of 2011, Hill’s project management CFR increase of 5.7% included an increase of 24.4% due to acquisitions of dck, TCM and Engineering S.A., partially offset by an organic decrease of 18.7% primarily in North Africa and the Middle East. The increase in project management CFR consisted of a $4,042,000 increase in domestic projects and a decrease of $38,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisitions of dck and TCM. The decrease in foreign project management CFR was primarily due to decreases of $13,757,000 in Libya where work stopped in February of 2011 due to the political unrest and $3,705,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $12,384,000 from Engineering S.A. which was acquired on February 28, 2011 and $3,042,000 in the Middle East, primarily Saudi Arabia.

During the second quarter of 2011, Hill’s construction claims CFR increase of 34.6% included an organic increase of 22.4% primarily in the Middle East and the United States and an increase of 12.2% due to the acquisition of MLL.

Reimbursable Expenses

	Three months ended June 30,
(in thousands)	2011		2010		Change
Project Management	$23,327	97.3%	$15,985	96.1%	$7,342	45.9%
Construction Claims	657	2.7%	648	3.9%	9	1.5%

Total	$23,984	100.0%	$16,633	100.0%	$7,351	44.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $6,247,000 in our Northeast and Mid-Atlantic regions.

Cost of Services

	Three months ended June 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$46,409	78.1%	62.5%	$42,914	81.4%	61.1%	$3,495	8.1%
Construction Claims	13,037	21.9%	45.4%	9,814	18.6%	46.0%	3,223	32.8%

Total	$59,446	100.0%	57.7%	$52,728	100.0%	57.6%	$6,718	12.7%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in the Middle East and the acquisitions of dck, TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in CFR.

Gross Profit

	Three months ended June 30,
	2011			2010			Change
			% of CFR			% of CFR
( in thousands)
Project Management	$27,830	64.0%	37.5%	$27,321	70.4%	38.9%	$509	1.9%
Construction Claims	15,675	36.0%	54.6%	11,510	29.6%	54.0%	4,165	36.2%

Total	$43,505	100.0%	42.3%	$38,831	100.0%	42.4%	$4,674	12.0%

The increase in project management gross profit included an increase of $1,580,000 from domestic operations and a decrease of $1,071,000 in foreign operations. The increase in domestic operations includes increases of $2,266,000 from dck and TCM. The decrease in foreign operations included decreases of $7,823,000 in Libya and Iraq, partially offset by increases of $3,973,000 from Engineering S.A. and $2,614,000 in Spain and the Middle East. The increase in gross profit in Spain included a $1,400,000 success fee in connection with the management of real estate projects.

The increase in construction claims gross profit of $4,165,000 was driven by the MLL acquisition and CFR increases of $900,000 from the Middle East, $743,000 from the United Kingdom and $1,052,000 from the United States.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended June 30,
	2011		2010		Change
		% of		% of
(in thousands)		CFR		CFR
SG&A Expenses	$42,838	41.6%	$34,820	38.0%	$8,018	23.0%

The increase in SG&A of $8,018,000 included increases of $5,872,000 from the MLL, dck, TCM and Engineering S.A. acquisitions.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $3,898,000 including $2,891,000 from MLL, dck, TCM and Engineering S.A. and $780,000 in corporate labor.

•	An increase in amortization expense of $1,511,000 due to acquired businesses.

•	An increase of $504,000 in rent expense including $230,000 related to the acquisitions and $132,000 from the London office where a recent office move caused some overlapping in rental costs.

•	An increase of $265,000 in administrative travel costs primarily in overseas business development and for integration efforts in connection with the Engineering S.A. acquisition.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $86,000 from $243,000 in the second quarter of 2010 to $157,000 in the second quarter of 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010. This was partially offset by earnings from Hill Petrol.

Our share of the earnings of SBH decreased by $235,000 in the second quarter of 2011, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc., Michael Baker, Jr., Inc. and us.

Our share of the earnings of Hill Petrol was $183,000 in the second quarter of 2011. Hill Petrol is a joint stock company formed on November 20, 2007 between us, the Egyptian National Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interest of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects.

Our share of the earnings of Hill TMG decreased by $3,000 in the second quarter of 2011. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	Three months ended June 30,
	2011		2010		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$3,865	5.2%	$8,791	12.5%	$(4,926)	(56.0)%
Equity in earnings of affiliates	157	0.2%	243	0.3%	(86)	(35.4)%

Total Project Management	4,022	5.4%	9,034	12.9%	(5,012)	(55.5)%
Construction Claims	3,669	12.8%	1,523	7.1%	2,146	140.9%
Corporate	(6,867)		(6,303)		(564)	8.9%

Total	$824	0.8%	$4,254	4.6%	$(3,430)	(80.6)%

Operating profit decreased $3,430,000 compared to the second quarter of 2010. This was due primarily to the completion of the Iraq project at the end of 2010 and the loss in revenue and profit from disrupted operations in Libya, partially offset by increased profits generated by dck, TCM, MLL and Engineering S.A. as well as increases in both domestic and international construction claims operations.

The decrease in Project Management operating profit primarily included a decrease of $1,521,000 in Iraq where work concluded at the end of 2010. In addition, the stoppage of work in Libya in February 2011 due to the political unrest caused a decrease in operating profit of $5,442,000 compared with the same period last year. These decreases were partially offset by an increase in operating profit of $846,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi and a success fee of $1,400,000 in connection with the management of real estate projects in Spain as well as profits of $681,000 from Engineering S.A.

The increase in operating profit for the Construction Claims group was primarily due to increases of $879,000 for MLL, $825,000 in the United States, $535,000 in the United Kingdom and $401,000 in the Middle East.

Corporate costs were held to an increase of $564,000 over the prior year.

Interest Expense, net

Net interest expense increased $810,000 to $1,464,000 during the three-month period ended June 30, 2011 as compared with $654,000 in the three-month period ended June 30, 2010, primarily due to higher interest rates and increased borrowings driven primarily by the acquisitions of MLL, TCM, dck and Engineering S.A. and the purchase of treasury stock.

Income Taxes

For the three-month periods ended June 30, 2011 and 2010, the Company recognized net tax (benefit) expense of ($444,000) and $429,000, respectively. The Company’s income tax expense for the three-month periods ended June 30, 2011 and 2010 included benefits of $995,000 and $0, respectively, related to decreases in the reserves for uncertain tax positions due to the expiration of the statue of limitations related to the filings of certain income tax returns. For the three-month periods ended June 30, 2011 and 2010, income tax expense also included $520,000 and $0, respectively, related to increases in the reserves for uncertain tax positions.

The effective income tax expense rates for the three-month periods ended June 30, 2011 and 2010 were 69.4% and 11.9%, respectively. Excluding the effect of the reserve adjustment, the effective income tax (benefit) expense rate would have been (4.5%) and 11.9% for the three-month periods ended June 30, 2011 and 2010, respectively.

Net (Loss) Earnings

Net loss attributable to Hill International, Inc. for the second quarter of 2011 was ($497,000) or ($0.01) per diluted common share based on 38,379,000 diluted common shares outstanding, as compared to net earnings for the second quarter of 2010 of $2,884,000 or $0.07 per diluted common share based upon 40,380,000 diluted common shares outstanding.

Six months ended June 30, 2011 Compared to

Six months ended June 30, 2010

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
(in thousands)	2011		2010		Change
Project Management	$144,087	73.1%	$137,564	75.0%	$6,523	4.7%
Construction Claims	53,136	26.9%	45,931	25.0%	7,205	15.7%

Total	$197,223	100.0%	$183,495	100.0%	$13,728	7.5%

Hill’s CFR increased $13,728,000 to $197,223,000 during the six months ended June 30, 2011 from $183,495,000 in the same period of 2010. This was comprised of an increase of 16.1% from acquisitions, partially offset by an organic decrease of 8.6%. The organic decrease in CFR is primarily due to decreases in Libya, Iraq and the United Kingdom.

During the first six months of 2011, Hill’s project management CFR increase of 4.7% included an increase of 17.3% due to the acquisitions of dck, TCM and Engineering S.A., partially offset by an organic decrease of 12.6% primarily in North Africa and the Middle East. The increase in project management CFR consisted of an $8,372,000 increase in domestic projects and a decrease of $1,849,000 in foreign projects. The increase in domestic projects resulted primarily from the acquisitions of dck and TCM. The decrease in foreign project management CFR was primarily due to decreases of $18,531,000 in Libya where work stopped in February 2011 due to the political unrest and $8,513,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $15,725,000 from Engineering S.A. which was acquired on February 28, 2011, $6,365,000 in the Middle East, primarily Saudi Arabia, and $2,213,000 in Egypt.

During the first six months of 2011, Hill’s construction claims CFR increase of 15.7% included an increase of 12.2% due to the acquisition of MLL and an organic increase of 3.5% primarily in the Middle East and the United States.

Reimbursable Expenses

	Six months ended June 30,
(in thousands)	2011		2010		Change
Project Management	$51,404	97.5%	$27,747	95.1%	$23,657	85.3%
Construction Claims	1,318	2.5%	1,422	4.9%	(104)	(7.3)%

Total	$52,722	100.0%	$29,169	100.0%	$23,553	80.7%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $21,775,000 in our Northeast and Mid-Atlantic regions.

Cost of Services

	Six months ended June 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$90,018	78.4%	62.5%	$85,897	81.2%	62.4%	$4,121	4.8%
Construction Claims	24,769	21.6%	46.6%	19,944	18.8%	43.4%	4,825	24.2%

Total	$114,787	100.0%	58.2%	$105,841	100.0%	57.7%	$8,946	8.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in the Middle East and the acquisitions of dck, TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in the Middle East and MLL.

Gross Profit

	Six months ended June 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$54,069	65.6%	37.5%	$51,667	66.5%	37.6%	$2,402	4.6%
Construction Claims	28,367	34.4%	53.4%	25,987	33.5%	56.6%	2,380	9.2%

Total	$82,436	100.0%	41.8%	$77,654	100.0%	42.3%	$4,782	6.2%

The increase in project management gross profit included an increase of $3,445,000 from domestic operations and a decrease of $1,043,000 in foreign operations. The increase in domestic operations includes increases of $3,831,000 from dck and TCM. The decrease in foreign operations included decreases of $11,093,000 in Iraq and Libya, partially offset by increases of $4,776,000 from Engineering S.A. and $4,518,000 from the Middle East and Spain.

The increase in construction claims gross profit of $2,380,000 included increases of $3,179,000 from MLL and $1,285,000 from the United States, partially offset by a decrease of $2,176,000 in the United Kingdom.

Selling, General and Administrative (“SG&A”) Expenses

	Six months ended June 30,
(in thousands)	2011		2010		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$87,065	44.1%	$71,765	39.1%	$15,300	21.3%

The increase in SG&A of $15,300,000 included increases of $9,731,000 from the MLL, dck, TCM and Engineering S.A. acquisitions.

The significant components of the change in SG&A are as follows:

•

An increase in unapplied and indirect labor expense of $7,590,000 including $4,932,000 from MLL, dck, TCM and Engineering S.A., and $623,000 from the United Kingdom where utilization was low during the first quarter of 2011 and $844,000 in corporate primarily in support of development-related projects.

•	An increase in amortization expense of $2,306,000 due to acquired businesses.

•

An increase of $1,438,000 in rent expense including $394,000 for the acquired entities, $326,000 from London where a recent office move caused some overlapping in rental costs and $186,000 for the early termination of our space in Northern New Jersey.

•	An increase of $731,000 in administrative travel costs primarily in overseas business development and for costs associated with the acquisition and integration of Engineering S.A.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $904,000 from $1,064,000 in the first six months of 2010 to $160,000 in the same period of 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010.

Our share of the earnings of SBH decreased by $902,000 in the first six months of 2011, compared with the first half of 2010, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc., Michael Baker Jr., Inc. and us.

Our share of the earnings of Hill Petrol was $183,000 for the first six months of 2011. Hill Petrol is a joint stock company formed on November 20, 2007 between us, the Egyptian Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interest of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects. Operations commenced in the second quarter of 2011.

Our share of the earnings of Hill TMG decreased $157,000 during the first six months of 2011 compared with the same period of 2010. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holdings Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Operating Profit:

	Six months ended June 30,
	2011		2010		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$6,619	4.6%	$13,043	9.5%	$(6,424)	(49.3)%
Equity in earnings of affiliates	160	0.1%	1,064	0.8%	(904)	(85.0)%

Total Project Management	6,779	4.7%	14,107	10.3%	(7,328)	(51.9)%
Construction Claims	2,934	5.5%	5,744	12.5%	(2,810)	(48.9)%
Corporate	(14,182)		(12,898)		(1,284)	10.0%

Total	$(4,469)	(2.3)%	$6,953	3.8%	$(11,422)	(164.3)%

Operating profit decreased $11,422,000 compared to the first six months of 2010. This was due primarily to the completion of the Iraq project at the end of 2010, the loss in revenue and profit from disrupted operations in Libya and a decrease in work in the United Kingdom construction claims business. This was partially offset by increases in profit from the acquired companies and Middle East project management.

The decrease in Project Management operating profit primarily included a decrease of $3,784,000 in Iraq where work concluded at the end of 2010. In addition, the stoppage of work in Libya in February 2011 due to the political unrest caused a decrease in operating profit of $7,037,000 compared with the same period last year. These decreases were partially offset by an increase in operating profit of $1,804,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi.

The decrease in operating profit for the Construction Claims group was primarily due to a decrease of $3,281,000 in the United Kingdom where work slowed down during the early part of 2011 partially due to the settlement of a client’s case on a large assignment. In addition, during the first quarter of 2010, a contingency fee of $2,000,000 was recognized due to the successful resolution of one client’s significant claim. This was partially offset by increased profits from MLL.

Corporate costs were held to an increase of $1,284,000 over the prior year with increases labor in support of development projects and foreign exchange losses.

Interest Expense, net

Net interest expense increased $1,259,000 to $2,458,000 in the six-month period ended June 30, 2011 as compared with $1,199,000 in the six-month period ended June 30, 2010, primarily due to increased borrowings driven primarily by the acquisitions of MLL, TCM, dck and Engineering S.A. and the purchase of treasury stock.

Income Taxes

For the six-month periods ended June 30, 2011 and 2010, we recognized net tax benefits of $1,354,000 and $40,000, respectively. Income tax expense for the six-month periods ended June 30, 2011 and 2010 were net of tax benefits of $995,000 and $761,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as reductions in the reserves for uncertain tax positions. For the six-month periods ended June 30, 2011 and 2010, income tax expense also included $520,000 and $21,000, respectively, related to increases in the reserves for uncertain tax positions.

The effective income tax expense (benefit) rates for the six-month periods ended June 30, 2011 and 2010 were 19.5% and (0.7%), respectively. Excluding the effect of the reserve adjustment, the effective income tax expense rate would have been 12.7% and 12.3% for the six-month periods ended June 30, 2010 and 2010, respectively.

Net (Loss) Earnings

Net loss attributable to Hill International, Inc. for the six-month period ended June 30, 2011 was ($6,093,000) or ($0.16) per diluted common share based upon 38,328,000 diluted common shares outstanding, as compared to net earnings for the six-month period ended June 30, 2010 of $5,341,000 or $0.13 per diluted common share based upon 40,656,000 diluted common shares outstanding.

Liquidity and Capital Resources

We have historically funded our business activities with cash flow from operations and borrowings under various credit facilities.

Credit Facilities

We have a credit facility pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “Lenders”). The Credit Agreement provides for borrowings of up to $100,000,000 and for a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly owned subsidiary, Hill International S.A. The Credit Agreement expires on June 30, 2012. We incurred costs of approximately $1,741,000 in connection with establishing the credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains financial covenants regarding our consolidated net worth, consolidated leverage ratio, consolidated fixed charge coverage ratio and the ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, as well as other covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. At June 30, 2011, the Company was in violation of the consolidated leverage ratio and the consolidated fixed charge ratio (the “Specified Defaults”). On that date, the Company entered a Forbearance Agreement with the lenders under which borrowings are limited to $80,000,000 and will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) 3.00%. The Forbearance Agreement limits the amount of Letters of Credit to those outstanding at June 28, 2011 and certain Letters of Credit requested after June 28, 2011 (as listed in Schedule 2(a) of the Forbearance Agreement). Other Letters of Credit will be subject to the consent of the Lenders. Also, the Company is precluded from certain activities without the Lenders’ consent, including making acquisitions, paying dividends, or repurchasing its common stock. Additionally, it precludes the Company from making any borrowings as Eurodollar Rate Loans. At June 30, 2011, our outstanding Eurodollar Rate Loans amounted to $34,300,000 with a weighted average interest rate of 4.27%. If such loans were refinanced on June 30, 2011, the weighted average interest rate would have been 6.25%. In exchange, the Lenders have agreed to forbear from enforcing their remedies against the Company with respect to the Specified Defaults. Since the waiver of violations is through September 30, 2011, all borrowings under the facility have been classified as current liabilities in the consolidated balance sheet. We cannot provide any assurance that the Specified Defaults will be cured by the end of the Forbearance Period, that we will otherwise be in compliance with the covenants and other provisions of the Credit Agreement (or our other credit arrangements) at the end of the Forbearance Period or thereafter or that, if we are not so compliant with the Credit Agreement (or our other credit arrangements), the Lenders would agree to continue to forbear from enforcing their rights against us, which would have material adverse effects on the Company.

At June 30, 2011, total borrowings under the Credit Agreement amounted to $72,300,000 with interest at 5.31%. As of June 30, 2011, we had $11,644,000 in outstanding letters of credit. Due to conditions of the Forbearance Agreement, total remaining availability at June 30, 2011 was $7,700,000.

We currently have eight additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at June 30, 2011) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2011 was 1.32%, plus 3.00%, (or 4.32%) but no less than 5.50%. At June 30, 2011, outstanding borrowings under this facility totaled 6,367,000 AED (approximately $1,733,000). The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at June 30, 2011) in Letters of Guarantee of which 126,662,000 AED (approximately $34,483,000) was utilized June 30, 2011. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,446,000 at June 30, 2011), with interest rates at 2.50% plus Egnatia Bank’s prime rate of 6.00% (or 8.50%) at June 30, 2011, collateralized by certain of our assets. There were no borrowings under this facility at June 30, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,508,000) of which €429,000 (approximately $621,000) was utilized at June 30, 2011. The loan has an expiration date of April 30, 2012.

•

An unsecured credit facility with a bank in Spain for €750,000 (approximately $1,085,000 at June 30, 2011). The interest rate on that facility is the three-month EURIBOR rate (which at June 30, 2011 was 1.55%) plus 1.75, or 3.30% but no less than 4.00%. At June 30, 2011 there were no outstanding borrowings under this facility which expires on December 24, 2011.

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $803,000 at June 30, 2011) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at June 30, 2011 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. Outstanding borrowings under this facility were £404,000 (approximately $654,000) at June 30, 2011. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $7,043,000) with interest at 6.50% of which €3,726,000 (approximately $5,388,000) was utilized at June 30, 2011. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €379,000 (approximately $548,000) and €639,000 (approximately $924,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

The Company also maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais each (approximately $1,084,000, $128,000 and $638,000, respectively) with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at June 30, 2011 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have active contracts in Libya. Due to the recent political unrest, we have suspended our operations in, and removed substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At June 30, 2011, the accounts receivable related to the work performed under contracts in Libya was $59,933,000. We are unable to determine the effect this unrest will have on the collectibility of the accounts receivable. We believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for borrowings up to $80,000,000 with a consortium of banks led by Bank of America. At June 30, 2011, availability under the credit agreement was $7,700,000. However, we may seek additional debt financing beyond this amount.

Sources of Additional Capital

At June 30, 2011, our cash and cash equivalents amounted to approximately $30,293,000 of which $7,228,000 is on deposit in the U.S. and $23,065,000 is on deposit in foreign locations.

On July 27, 2011, we filed a Form S-3 with the Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for sale at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes. We cannot predict the amount of proceeds from those future sales or whether there will be a market for our common stock at the time of offering to the public.

On July 27, 2011, we filed a Form S-4 with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether such shares would be accepted by potential sellers.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six months ended June 30, 2011

For the six months ended June 30, 2011, our cash and cash equivalents decreased by $9,113,000 to $30,293,000. Cash provided by operations was $7,967,000, cash used in investing activities was $20,791,000 and cash provided by financing activities was $9,314,000. We also experienced a decrease in cash of $5,603,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Cash provided by operations is attributable to consolidated net loss of $5,573,000 for the period adjusted by non-cash items included in net loss and working capital changes such as:

•	Non-Cash Items:

•	Depreciation and amortization of $7,135,000;
•	Bad debt expense of $954,000;
•	Deferred taxes of $427,000; and,
•	Stock based compensation expense of $1,527,000

•	Working capital changes which increased cash included the following:

•

A decrease in accounts receivable of $7,864,000 plus increases due to foreign currency translation adjustments of approximately $11,503,000 and the acquisition of Engineering S.A. accounts receivable amounting to $4,486,000;

•	A decrease in other assets amounting to $2,003,000; and
•	An increase in accounts payable and accrued expenses of $3,808,000 due to the timing of payments for various selling, general and administrative cost, subcontractors and accrued earn out costs related to the MLL acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $4,551,000 and the acquisition of Engineering S.A. accounts payable amounting to $4,551,000.

•	Working capital changes which decreased cash included the following:

•	A decrease in income taxes payable of $3,673,000 due primarily to the tax effect of net loss for the period;
•	A decrease in deferred revenue of $3,022,000; and
•	A decrease in other liabilities of $2,804,000.

Investing Activities

We used $13,881,000, net of cash acquired, on the acquisition of Engineering S.A. We spent $4,029,000 to purchase computers, office equipment, furniture and fixtures. We spent $1,609,000 to acquire an additional interest in Gerens. We also contributed $1,668,000 to Hill Petrol and affiliates of Gerens to provide funds for those operations. We received $396,000 in cash distributions from SBH and TMG.

Financing Activities

We received $13,157,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $3,683,000. Due to bank decreased $711,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $551,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan.

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

Our backlog was approximately $2,297,000,000 at June 30, 2011 compared to $789,000,000 at March 31, 2011. This increase was primarily the result of two significant contracts for work related to a major housing development in Iraq, increased bookings attributable to the Middle East operations and the acquisition of Engineering S.A. The two contracts in Iraq were a $1,300,000,000 contract for structural systems which was awarded to our 51%-owned subsidiary, HillStone International, LLC, and a $200,000,000 contract for project management and construction management services which was awarded to our Project Management Group. At June 30, 2011, backlog attributable to work in Libya amounted to $55,386,000. We estimate that $445,000,000 or 19.4% of the backlog at June 30, 2011 will be recognized during the twelve months subsequent to June 30, 2011.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of June 30, 2011, approximately $621,000,000, or 27.0%, of our backlog was in category 1 and approximately $1,676,000,000, or 73.0%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12-Month Backlog
(In thousands)	$	%	$	%
As of June, 30 2011:
Project Management	$952,000	41.4%	$300,000	67.4%
Construction Claims	45,000	2.0%	41,000	9.2%
HillStone International	1,300,000	56.6%	104,000	23.4%

	$2,297,000	100.0%	$445,000	100.0%

As of March 31, 2011:

Project Management	$745,000	94.4%	$259,000	85.5%
Construction Claims	44,000	5.6%	44,000	14.5%
HillStone International	—	—%	—	—%

	$789,000	100.0%	$303,000	100.0%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2010 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2010 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at June 30, 2011) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at June 30, 2011) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. On June 29, 2011, the parties executed a settlement agreement under which Al Areen will pay to the Company the sum of approximately 394,000 Bahraini Dinars (approximately $1,043,000) and withdrew its claims against the Company.

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

Hill International, Inc.

Dated: August 9, 2011	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2011	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)