Form 10-Q/A
period 2011-06-30
Hill International, Inc.
filed 2011-08-10
CIK 1287808

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Hill International, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

*31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.1	The following financial statements from Hill International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Cash Flows; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed as an exhibit to the original Form 10-Q for the quarterly period ended June 30, 2011, filed August 9, 2011.
**	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: August 10, 2011	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer