Form 10-Q
period 2011-09-30
Hill International, Inc.
filed 2011-11-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 38,499,403 shares of the Registrant’s Common Stock outstanding at November 1, 2011.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents	$16,575	$39,406
Cash - restricted	1,564	2,527
Accounts receivable, less allowance for doubtful accounts of $8,346 and $9,457	201,424	180,856
Accounts receivable - affiliate	2,170	3,230
Prepaid expenses and other current assets	8,797	8,834
Income taxes receivable	1,994	1,138
Deferred income tax assets	1,662	1,475

Total current assets	234,186	237,466
Property and equipment, net	13,930	11,926
Cash - restricted, net of current portion	4,279	4,040
Retainage receivable	3,775	3,102
Acquired intangibles, net	40,177	26,709
Goodwill	78,310	57,310
Investments	12,752	10,962
Deferred income tax assets	14,360	8,918
Other assets	8,753	10,418

Total assets	$410,522	$370,851

Liabilities and Stockholders’ Equity
Due to bank	$415	$4,903
Current maturities of notes payable	85,000	2,278
Accounts payable and accrued expenses	81,567	72,215
Income taxes payable	2,562	2,931
Deferred revenue	16,115	15,620
Deferred income taxes	390	396
Other current liabilities	5,330	6,122

Total current liabilities	191,379	104,465
Notes payable, net of current maturities	8,135	67,778
Retainage payable	4,803	3,701
Deferred income taxes	14,449	11,275
Deferred revenue	2,779	1,747
Other liabilities	11,734	13,789

Total liabilities	233,279	202,755

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized, 44,932,554 shares and 44,686,148 shares issued at September 30, 2011 and December 31, 2010, respectively	4	4
Additional paid-in capital	126,495	123,762
Retained earnings	74,204	79,643
Accumulated other comprehensive loss	(16,879)	(14,552)

	183,824	188,857
Less treasury stock of 6,433,651 shares at September 30, 2011 and December 31, 2010, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	156,058	161,091
Noncontrolling interests	21,185	7,005

Total equity	177,243	168,096

Total liabilities and stockholders’ equity	$410,522	$370,851

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Consulting fee revenue	$102,463	$97,401	$299,686	$280,896
Reimbursable expenses	26,415	13,623	79,137	42,792

Total revenue	128,878	111,024	378,823	323,688

Cost of services	58,795	53,676	173,582	159,518
Reimbursable expenses	26,415	13,623	79,137	42,792

Total direct expenses	85,210	67,299	252,719	202,310

Gross profit	43,668	43,725	126,104	121,378

Selling, general and administrative expenses	41,810	37,773	128,875	109,537
Equity in earnings of affiliates	(27)	(369)	(187)	(1,434)

Operating profit (loss)	1,885	6,321	(2,584)	13,275

Interest expense, net	1,922	1,003	4,380	2,202

(Loss) earnings before income taxes	(37)	5,318	(6,964)	11,073
Income tax benefit	(422)	—	(1,776)	(40)

Consolidated net earnings (loss)	385	5,318	(5,188)	11,113
Less: net (loss) earnings - noncontrolling interests	(269)	218	251	672

Net earnings (loss) attributable to Hill International, Inc.	$654	$5,100	$(5,439)	$10,441

Basic earnings (loss) per common share - Hill International, Inc.	$0.02	$0.13	$(0.14)	$0.26

Basic weighted average common shares outstanding	38,497	38,673	38,385	39,602

Diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$0.13	$(0.14)	$0.26

Diluted weighted average common shares outstanding	38,946	39,123	38,385	40,149

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net (loss) earnings	$(5,188)	$11,113
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	11,215	7,121
Equity in earnings of affiliates	(187)	(1,434)
Provision for bad debts	1,293	1,158
Deferred tax provision	(6,208)	(57)
Stock based compensation	2,358	1,673
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,284)	(39,346)
Accounts receivable - affiliate	1,060	3,290
Prepaid expenses and other current assets	1,312	758
Income taxes receivable	(848)	(289)
Retainage receivable	(673)	(767)
Other assets	2,118	(2,830)
Accounts payable and accrued expenses	3,760	13,519
Income taxes payable	(573)	(1,795)
Deferred revenue	58	(514)
Other current liabilities	(850)	(3,448)
Retainage payable	1,099	493
Other liabilities	(3,166)	(335)

Net cash used in operating activities	(7,704)	(11,690)

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	(13,881)	(9,283)
Distributions from affiliate	479	2,000
Contribution to affiliate	(1,846)	(348)
Payments for purchase of property and equipment	(4,937)	(2,719)
Purchase of additional interest in subsidiary	(1,615)	(166)

Net cash used in investing activities	(21,800)	(10,516)

Cash flows from financing activities:
Due to bank	(5,208)	1,555
Payments on notes payable	(5,815)	(1,941)
Net borrowings on revolving loans	19,105	33,500
Proceeds from stock issued under employee stock purchase plan	543	209
Proceeds from exercise of stock options	29	2
Purchase of treasury stock under stock repurchase program	—	(9,327)

Net cash provided by financing activities	8,654	23,998

Effect of exchange rate changes on cash	(1,981)	1,574

Net (decrease) increase in cash and cash equivalents	(22,831)	3,366
Cash and cash equivalents - beginning of period	39,406	30,923

Cash and cash equivalents - end of period	$16,575	$34,289

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

On October 17, 2011, the Company and the Lenders entered into a Forbearance and First Amendment to Credit Agreement whereby the Credit Agreement was amended and the Lenders agreed to forbear from enforcing their remedies against the Company through March 31, 2012 under certain circumstances (see Note 9). In exchange, among other things, borrowings under the Credit Facility (see Note 9) will be limited to $80,000,000 and the Company is precluded from certain activities without the Lenders’ consent. The Company will attempt to work with those lenders to restructure its debt or seek alternative sources of working capital.

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

Note 3 — Acquisitions

On February 28, 2011, the Company’s subsidiary, Gerens Hill International, S.A., indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration amounted to 37,000,000 Brazilian Reais (approximately $22,320,000 at the date of acquisition) consisting of a cash payment of 22,200,000 Brazilian Reais (approximately $13,392,000) plus minimum additional payments due on each of April 30, 2012 and 2013 in the amount of 7,400,000 Brazilian Reais (approximately $4,464,000) each. Under certain circumstances, the Company may be required to pay 5,000,000 Brazilian Reais ($3,016,000) in addition to the minimum payments. The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, but the amounts may change upon finalization of the valuation process. Additionally, the Company has identified a contingency as it relates to an accrual of certain expenses by Engineering S.A. As of September 30, 2011, the amount, if any, has not been quantified. However, pursuant to the acquisition agreement, the Company believes it will have recourse to the sellers of Engineering S.A. for a portion of such contingent liability. The results of operations of the acquired company are not material to the Company’s consolidated results of operations.

Note 4 — Comprehensive Earnings (Loss)

The following table summarizes the Company’s comprehensive earnings (loss):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Consolidated net earnings (loss)	$385	$5,318	$(5,188)	$11,113
Foreign currency translation, net of tax	(8,958)	5,909	(2,133)	(1,270)
Other, net	93	110	(247)	(152)

Comprehensive (loss) earnings	(8,480)	11,337	(7,568)	9,691
Comprehensive (loss) earnings attributable to noncontrolling interests	(3,127)	269	198	507

Comprehensive (loss) earnings attributable to Hill International, Inc.	$(5,353)	$11,068	$(7,766)	$9,184

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Billed	$169,978	$164,938
Retainage, current portion	4,186	3,604
Unbilled	35,606	21,771

	209,770	190,313
Allowance for doubtful accounts	(8,346)	(9,457)

	$201,424	$180,856

At September 30, 2011, the accounts receivable related to the work performed under contracts in Libya amounted to $59,503,000. Due to the current political and economic uncertainty in Libya, the Company is unable to determine the effect this situation will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations and liquidity.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Client relationships	$42,048	$10,024	$26,859	$7,045
Acquired contract rights	14,421	8,684	11,255	5,410
Trade names	3,701	1,285	2,022	972
Covenant not to compete	18	18	18	18

Total	$60,188	$20,011	$40,154	$13,445

Intangible assets, net	$40,177		$26,709

Amortization expense related to intangible assets totaled $2,698,000 and $1,433,000 for the three-months ended September 30, 2011 and 2010, respectively, and $7,409,000 and $3,838,000 for the nine-months ended September 30, 2011 and 2010, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)

2011 (remaining 3 months)	$2,689
2012	7,112
2013	6,534
2014	4,782
2015	4,335

Note 7 — Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2011 and noted no impairment for either of its reporting units. Based on the valuation, the fair value of the Project Management unit and the Construction Claims unit exceeded their carrying values by $10,564,000 and $4,699,000, respectively.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2011 (in thousands):

	Project Management	Construction Claims	Total

Balance, December 31, 2010	$31,350	$25,960	$57,310
Additions	23,641	—	23,641
Translation adjustments	(2,542)	(99)	(2,641)

Balance, September 30, 2011	$52,449	$25,861	$78,310

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2011	December 31, 2010
(in thousands)
Accounts payable	$20,840	$19,484
Accrued payroll	23,913	20,927
Accrued subcontractor fees	9,460	7,120
Accrued agency fees	15,520	15,463
Accrued legal and professional fees	3,311	1,734
Accrued earn out related to MLL acquisition	2,934	3,046
Other accrued expenses	5,589	4,441

	$81,567	$72,215

Note 9 — Notes Payable

Outstanding debt obligations are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Revolving credit loan payable. The weighted average interest rate of all borrowings was 6.25% and 4.72% at September 30, 2011 and December 31, 2010, respectively. (For more information, see below.)	$78,400	$61,300

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $781,000 and $772,000 at September 30, 2011 and December 31, 2010, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both September 30, 2011 and December 31, 2010, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	212	231

Note payable dated June 8, 2010 for the MLL acquisition with a stated interest rate of 4.45% per annum. The note was paid on June 7, 2011.	—	2,030

Revolving credit facilities with a consortium of banks in Spain providing for total borrowings of up to €4,870,000 (approximately $6,622,000 and $6,477,000 at September 30, 2011 and December 31, 2010, respectively). The stated interest rate is 6.5%. (For more information, see below.)	3,488	6,477

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to 11,500,000 AED (approximately $3,131,000 at both September 30, 2011 and December 31, 2010, respectively), collateralized by certain overseas receivables. The interest rate is one-month Emirates InterBank Offer Rate plus 3.00%, (or 4.48% and 4.64% at September 30, 2011 and December 31, 2010, respectively) but no less than 5.50%. This facility is being renewed on a month-to-month basis. (For more information, see below.)	1,988	—

Minimum payments due for the Engineering S.A. acquisition. See Note 3.	8,030	—

Short term bank loan with Itau Unibanco SA in Brazil. The amount outstanding at September 30, 2011 was 500,000 Brazilian Reais at an interest rate of 1.69% per month and a maturity date of November 4, 2011.	271	—

Other notes payable	746	18

	93,135	70,056

Less current maturities	85,000	2,278

Notes payable, net of current maturities	$8,135	$67,778

The Company maintains a credit facility pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company and Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “Lenders”) with Bank of America, N.A. acting as Agent. The Credit Agreement provided for borrowings of up to $100,000,000 and a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International N.V. The Credit Agreement expires on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. During 2011, the Company was in violation of certain of the financial covenants and, on June 29, 2011, the Company entered into a Forbearance Agreement, which was amended on August 16, 2011 and September 30, 2011 (as so amended, the “Forbearance Agreement”), whereby, among other things, the Agent and the Lenders agreed to forbear from enforcing their remedies against the Company with respect to the Company’s previously disclosed failure to comply with financial covenants under the Credit Agreement. Pursuant to its terms, the Forbearance Agreement expired on October 17, 2011.

At September 30, 2011, the Company was in violation of the consolidated leverage ratio and the consolidated fixed charge ratio covenants and certain administrative covenants. On October 17, 2011, the Company, the Agent and the Lenders (the “Parties”) entered into a Forbearance and First Amendment to Credit Agreement (the “Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to forbear from enforcing their remedies against the Company’s failure to comply with specified defaults (“Defined Defaults”) under the Credit Agreement. Specifically, the Lenders agree to forbear from enforcing their remedies against the Company with respect to the Company’s failure to comply with Defined Defaults through the earlier of (a) March 31, 2012 if the Company pays a fee of 0.60% of the Lenders’ aggregate commitments under the Credit Agreement by January 1, 2012 (the “Forbearance Extension Fee”); (b) January 1, 2012, if the Company does not pay the Forbearance Extension Fee by January 1, 2012; or (c) the date on which there is an occurrence of any Event of Default (as defined in the Credit Agreement) other than the Defined Defaults (the “Forbearance Period”).

Under the terms of the Amendment, the Parties, among other things, agreed that during the Forbearance Period:

•

Under the Credit Agreement, amounts outstanding will be limited to $100,000,000, borrowings outstanding on a revolving or swing basis will be limited to $80,000,000 and the letter of credit sub-facility will be limited to $25,000,000;

•

Borrowings outstanding under the Credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) 3.50%;

•

50% of net cash proceeds from the issuance or sale of additional equity interests in the Company (other than under the Company’s existing 2006 Employee Stock Option Plan and Employee Stock Purchase Plan) and 100% of net proceeds from the issuance or incurrence of indebtedness (other than indebtedness already permitted under the Credit Agreement) will be used to prepay outstanding borrowings under the Credit Agreement;

•	No Lender may issue a Letter of Credit with an expiration date after March 31, 2013 without the approval by all Lenders;

•	The total amount available to be drawn under all Letters of Credit expiring after June 25, 2012 is limited to $17,500,000 without the approval by all Lenders; and

•	The Company is not permitted to request any Eurodollar Rate Loan.

Additionally, the Company is precluded from certain activities, including limiting the amount of cash it accumulates, and is required to take certain actions, including providing additional monthly reporting to the Lenders. The Amendment also contains revised covenants with which the Company must comply regarding its consolidated fixed charge coverage ratio, the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, and the aggregate public equity value of the Company’s common stock, as well as other covenants and certain restrictions relating to the retention of a financial advisor, the delivery of a refinancing proposal, updated financial projections, schedules and certificates, and Trademark Security Agreement to the Agent and other affirmative and negative covenants and events of default customary for facilities of its type. In connection with the Amendment, the Company paid the Lenders in October 2011 aggregate fees equal to 0.40% of the Lenders’ aggregate commitments under the Credit Facility, or $400,000. The Company also paid approximately $700,000 to the Agent in October 2011 as reimbursement for its out-of-pocket costs incurred in connection with the Amendment. These fees are being amortized over the period ending December 31, 2011.

Since the waiver of violations is for a period of less than one year, all borrowings under the facility have been classified as current liabilities in the consolidated balance sheet.

As of September 30, 2011, the Company had $12,708,000 in outstanding letters of credit. Due to conditions of the Forbearance Agreement, total remaining availability at September 30, 2011 was $1,600,000.

The Company’s subsidiary, Gerens Hill International, S.A. (“Gerens”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $6,622,000 and $6,477,000 at September 30, 2011 and December 31, 2010, respectively), with interest at 6.50% of which €2,565,000 (approximately $3,488,000) and €4,870,000 (approximately $6,477,000) were utilized at September 30, 2011 and December 31, 2010, respectively. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $481,000) and €689,000 (approximately $937,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens’ obligations resulting from the Credit Contracts, Gerens provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Gerens also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €750,000 (approximately $1,020,000 and $997,000 at September 30, 2011 and December 31, 2010, respectively). The interest rate is the three-month EURIBOR rate plus 1.75% but no less than 4.00%. The rate was 3.31% at September 30, 2011 and 2.76% at December 31, 2010, respectively. At both September 30, 2011 and December 31, 2010, there were no borrowings under this facility which expires on December 24, 2011.

The credit facility with the National Bank of Abu Dhabi also allows for up to 150,000,000 AED (approximately $40,836,000 at both September 30, 2011 and December 31, 2010) in Letters of Guarantee of which 140,288,000 AED and 93,992,000 AED (approximately $38,192,000 and $25,588,000, respectively) were utilized at September 30, 2011 and December 31, 2010, respectively.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,360,000 and $1,330,000 at September 30, 2011 and December 31, 2010, respectively), with interest rates at 1.54% plus Egnatia Bank’s prime rate of 5.00% (or 6.54%) at both September 30, 2011 and December 31, 2010, collateralized by certain assets of the Company. At both September 30, 2011 and December 31, 2010, there were no borrowings under this facility. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,119,000 at September 30, 2011) of which €800,000 (or $1,088,000) had been utilized at September 30, 2011. The loan has an expiration date of April 30, 2012.

Engineering S.A. maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais each (approximately $922,000, $109,000 and $543,000, respectively), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at September 30, 2011 which are renewed automatically every three months.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Nine months ended September 30,
(in thousands)	2011	2010

Interest paid	$4,927	$2,107

Income taxes paid	$4,682	$2,279

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

Revenue from SBH pursuant to such subcontract agreement for the three-month periods ended September 30, 2011 and 2010 was $0 and $2,693,000, respectively, and $0 and $11,206,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Hill Petrol

Hill International Petrol (Egypt) E.S.C. (“Hill Petrol”) is a joint stock company formed on November 20, 2007 between Hill International S.A. (Hill), the Egyptian National Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interests of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At September 30, 2011 and December 31, 2010, the Company reported receivables totaling $1,679,000 and $1,728,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended September 30, 2011 and 2010 was $0 and $286,000, respectively and for the nine-month periods ended September 30, 2011 and 2010 was $79,000 and $1,097,000, respectively.

The following table summarizes the Company’ equity in earnings (losses) of affiliates:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(in thousands)
Stanley Baker Hill	$—	$266	$4	$1,168
Hill Petrol	27	—	208	—
Hill TMG	—	108	—	266
Other	—	(5)	(25)	—

Total	$27	$369	$187	$1,434

Note 12 — (Loss) Earnings per Share

Basic (loss) earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options, warrants and unit purchase options, if dilutive. Dilutive shares were 449,381 shares and 449,540 shares for the three-month periods ended September 30, 2011 and 2010, respectively, and 0 shares and 546,875 shares for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. Certain stock options were excluded from the calculation of diluted (loss) earnings per common share because their effect was antidilutive. The total number of such shares excluded from diluted (loss) earnings per common share was 2,593,137 shares and 1,466,880 shares for the three-month periods ended September 30, 2011 and 2010, respectively, and 2,328,963 shares and 1,284,518 shares for nine-month periods ended September 30, 2011 and 2010, respectively.

Note 13 — Share-Based Compensation

At September 30, 2011, the Company had 3,837,541 options outstanding with a weighted average exercise price of $5.29. During the nine-month period ended September 30, 2011, the Company granted 285,000 options which vest over a five-year period, 907,336 options which vest over a four-year period and 61,725 options which vested immediately. The options have a weighted average exercise price of $6.97 and a weighted-average contractual life of 5.45 years. The aggregate fair value of the options was $3,214,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life — 4.05 years; volatility — 52.4% and risk-free interest rate — 1.58%. During the nine-month period ended September 30, 2011, options for 12,000 shares with a weighted average exercise price of $2.45 were exercised, options for 53,000 shares with a weighted average exercise price of $4.73 were forfeited and options for 60,000 shares with a weighted average exercise price of $6.09 lapsed.

During the nine-month period ended September 30, 2011, the Company issued 62,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the nine-month period ended September 30, 2011, employees purchased 148,636 common shares, for an aggregate purchase price of $543,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $833,000 and $517,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $2,360,000 and $1,673,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 14 — Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company may purchase shares of its common stock up to a total purchase price of $20,000,000. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2012. On March 7, 2011, the Board of Directors approved an increase in the Stock Repurchase Program to $60,000,000 and extended the program to December 31, 2012. Through September 30, 2011, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or $4.19 per share. At September 30, 2011, the Company was in violation of certain loan covenants (see Note 9). As a result, the Company is prohibited from making any further repurchases of its common stock.

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2011:

	Total	Hill International, Inc. stockholders	Noncontrolling interests

Stockholders’ equity, December 31, 2010	$168,096	$161,091	$7,005

Net (loss) earnings	(5,188)	(5,439)	251
Other comprehensive loss	(2,380)	(2,327)	(53)

Comprehensive (loss) earnings	(7,568)	(7,766)	198

Additional paid in capital	2,733	2,733	—
Acquisition of Engineering S.A.	15,597	—	15,597
Acquisition of additional interest in subsidiary	(1,615)	—	(1,615)

Stockholders’ equity, September 30, 2011	$177,243	$156,058	$21,185

Note 15 — Income Taxes

During the three-month periods ended September 30, 2011 and 2010, the Company recognized income tax benefits in the reserve for uncertain tax positions of $0 and $914,000, respectively, due to the expiration of the statue of limitations related to the filing of certain income tax returns and income tax expense of $382,000 and $177,000, respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax returns. During the nine-month periods ended September 30, 2011 and 2010, the Company recognized income tax benefits of $995,000 and $1,654,000, respectively, due to the expiration of the statute of limitations related to the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Also, during the nine-month periods ended September 30, 2011 and 2010, the Company recognized an increase in the reserve for uncertain tax positions of $520,000 and $1,552,000, respectively, primarily related to foreign subsidiaries.

The following table indicates the changes to the Company’s uncertain tax positions for the nine-month periods ended September 30, 2011 and 2010, including interest and penalties.

	Nine months ended September 30,
(in thousands)	2011	2010
Balance, beginning of period	$6,289	$2,575
Increase as a result of tax positions taken in the current year	520	1,552
Reductions due to expiration of statute of limitations	(995)	(1,654)

Balance, end of period	$5,814	$2,473

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2011, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The balance is included in “Other Liabilities” in the consolidated balance sheet at September 30, 2011.

The effective tax expense rates for the three-month periods ended September 30, 2011 and 2010 were 1140.5% and 0.0%, respectively, and the effective income tax expense (benefit) rates for the nine-month periods ended September 30, 2011 and 2010 were 25.5% and (0.4%), respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment as described above, the effective income tax (benefit) expense rates would have been 2177.3% and 14.8% for the three-month periods ended September 30, 2011 and 2010, respectively, and 24.2% and 10.3% for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended September 30,
	2011		2010

Project Management	$73,061	71.3%	$72,859	74.8%
Construction Claims	29,402	28.7%	24,542	25.2%

Total	$102,463	100.0%	$97,401	100.0%

Total Revenue:

	Three months ended September 30,
	2011		2010

Project Management	$98,013	76.1%	$85,483	77.0%
Construction Claims	30,865	23.9%	25,541	23.0%

Total	$128,878	100.0%	$111,024	100.0%

Operating (Loss) Profit:

	Three months ended September 30,
	2011	2010

Project Management before equity in earnings of affiliates	$5,073	$10,386
Equity in earnings of affiliates	27	369

Total Project Management	5,100	10,755
Construction Claims	4,386	2,431
Corporate Expenses	(7,601)	(6,865)

Total	$1,885	$6,321

Depreciation and Amortization Expense:

	Three months ended September 30,
	2011	2010

Project Management	$3,132	$1,536
Construction Claims	837	739

Subtotal segments	3,969	2,275
Corporate	111	304

Total	$4,080	$2,579

Consulting Fee Revenue by Geographic Region:

	Three months ended September 30,
	2011		2010

U.S./Canada	$29,883	29.2%	$26,924	27.6%
Latin America	13,851	13.5%	664	0.7%
Europe	23,095	22.5%	23,389	24.0%
Middle East	27,854	27.2%	24,434	25.1%
North Africa	2,253	2.2%	18,155	18.6%
Asia/Pacific	5,527	5.4%	3,835	4.0%

Total	$102,463	100.0%	$97,401	100.0%

U.S.	$28,670	28.0%	$26,367	27.1%
Non -U.S.	73,793	72.0%	71,034	72.9%

Total	$102,463	100.0%	$97,401	100.0%

Total Revenue by Geographic Region:

	Three months ended September 30,
	2011		2010

U.S./Canada	$53,764	41.7%	$37,376	33.7%
Latin America	14,060	10.9%	688	0.6%
Europe	24,429	19.0%	24,647	22.2%
Middle East	28,401	22.0%	24,837	22.4%
North Africa	2,674	2.1%	19,262	17.3%
Asia/Pacific	5,550	4.3%	4,214	3.8%

Total	$128,878	100.0%	$111,024	100.0%

U.S.	$52,551	40.8%	$36,819	33.2%
Non -U.S.	76,327	59.2%	74,205	66.8%

Total	$128,878	100.0%	$111,024	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended September 30,
	2011		2010

U.S. federal government	$2,742	2.7%	$6,263	6.4%
U.S. state, local and regional government	18,019	17.6%	13,189	13.6%
Foreign government	21,447	20.9%	42,655	43.8%
Private sector	60,255	58.8%	35,294	36.2%

Total	$102,463	100.0%	$97,401	100.0%

Total Revenue By Client Type:

	Three months ended September 30,
	2011		2010

U.S. federal government	$3,356	2.6%	$6,735	6.1%
U.S. state, local and regional government	39,385	30.6%	22,028	19.8%
Foreign government	23,432	18.2%	45,133	40.7%
Private sector	62,705	48.6%	37,128	33.4%

Total	$128,878	100.0%	$111,024	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2011	December 31, 2010

U.S./Canada	$6,591	$6,884
Latin America	1,985	28
Europe	2,109	2,344
Middle East	2,425	1,692
North Africa	308	346
Asia/Pacific	512	632

Total	$13,930	$11,926

U.S.	$6,579	$6,867
Non -U.S.	7,351	5,059

Total	$13,930	$11,926

Consulting Fee Revenue (“CFR”)

	Nine months ended September 30,
	2011		2010

Project Management	$217,148	72.5%	$210,423	74.9%
Construction Claims	82,538	27.5%	70,473	25.1%

Total	$299,686	100.0%	$280,896	100.0%

Total Revenue

	Nine months ended September 30,
	2011		2010

Project Management	$293,504	77.5%	$250,795	77.5%
Construction Claims	85,319	22.5%	72,893	22.5%

Total	$378,823	100.0%	$323,688	100.0%

Operating (Loss) Profit:

	Nine months ended September 30,
	2011	2010

Project Management before equity in earnings of affiliates	$11,692	$23,431
Equity in earnings of affiliates	187	1,434

Total Project Management	11,879	24,865
Construction Claims	7,320	8,175
Corporate Expenses	(21,783)	(19,765)

Total	$(2,584)	$13,275

Depreciation and Amortization Expense:

	Nine months ended September 30,
	2011	2010

Project Management	$8,441	$4,296
Construction Claims	2,527	1,945

Subtotal segments	10,968	6,241
Corporate	247	880

Total	$11,215	$7,121

Consulting Fee Revenue by Geographic Region:

	Nine months ended September 30,
	2011		2010

U.S./Canada	$87,562	29.2%	$74,289	26.4%
Latin America	31,459	10.5%	1,830	0.7%
Europe	68,370	22.8%	72,946	26.0%
Middle East	81,810	27.3%	76,741	27.3%
North Africa	15,411	5.2%	47,632	17.0%
Asia/Pacific	15,074	5.0%	7,458	2.6%

Total	$299,686	100.0%	$280,896	100.0%

U.S.	$85,078	28.4%	$72,670	25.9%
Non -U.S.	214,608	71.6%	208,226	74.1%

Total	$299,686	100.0%	$280,896	100.0%

Total Revenue by Geographic Region:

	Nine months ended September 30,
	2011		2010

U.S./Canada	$159,496	42.1%	$109,818	33.9%
Latin America	31,689	8.4%	1,855	0.6%
Europe	72,029	19.0%	76,994	23.8%
Middle East	83,312	22.0%	78,186	24.2%
North Africa	16,885	4.4%	48,940	15.1%
Asia/Pacific	15,412	4.1%	7,895	2.4%

Total	$378,823	100.0%	$323,688	100.0%

U.S.	$157,012	41.4%	$108,199	33.4%
Non -U.S.	221,811	58.6%	215,489	66.6%

Total	$378,823	100.0%	$323,688	100.0%

Consulting Fee Revenue By Client Type:

	Nine months ended September 30,
	2011		2010

U.S. federal government	$9,139	3.0%	$20,771	7.4%
U.S. state, local and regional government	49,204	16.4%	35,753	12.7%
Foreign government	66,619	22.3%	87,103	31.0%
Private sector	174,724	58.3%	137,269	48.9%

Total	$299,686	100.0%	$280,896	100.0%

Total Revenue By Client Type:

	Nine months ended September 30,
	2011		2010

U.S. federal government	$10,823	2.9%	$21,966	6.8%
U.S. state, local and regional government	115,874	30.6%	66,598	20.6%
Foreign government	71,244	18.8%	91,167	28.1%
Private sector	180,882	47.7%	143,957	44.5%

Total	$378,823	100.0%	$323,688	100.0%

Note 17 — Concentrations

The Company had one client that accounted for 15% of total revenue for the three-month period ended September 30, 2011 and one client that accounted for 14% of total revenue for the three-month period ended September 30, 2010. The Company had one client that accounted for 15% of total revenue for the nine-month period ended September 30, 2011 and one client that accounted for 13% of total revenue for the nine-month period ended September 30, 2010.

The Company had no clients that accounted for 10% or more of consulting fee revenue for the three-month period ended September 30, 2011 and one client that accounted for 16% of consulting fee revenue for the three-month period ended September 30, 2010. The Company had no clients that accounted for 10% or more of consulting fee revenue for the nine-month period ended September 30, 2011 and one client that accounted for 15% of consulting fee revenue for the nine-month period ended September 30, 2010.

One client, located in Libya, accounted for 30% and 33% of accounts receivable as of September 30, 2011 and December 31, 2010, respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% and 6% of total revenue during the three-month periods ended September 30, 2011 and 2010 respectively, and 3% and 7% of total revenue during the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 18 — Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at September 30, 2011) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at September 30, 2011) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. On June 29, 2011, the parties executed a settlement agreement under which Al Areen will pay to the Company the sum of approximately 394,000 Bahraini Dinars (approximately $1,043,000) and withdrew its claims against the Company. The Company had previously reserved approximately $531,000 against the receivable from Al Areen. During the nine-month period ended September 30, 2011, the Company wrote off the remaining $227,000.

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

Note 19 – Subsequent Event

On October 17, 2011, the Company, the Agent and the Lenders entered into a Forbearance and First Amendment to Credit Agreement. See Note 9 for details.

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

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a 51%-owned subsidiary of the Company, HillStone develops private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our financial statements as it does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table on page 40.

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, has adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. On October 17, 2011, we and our Lenders entered into a Forbearance and First Amendment to Credit Agreement whereby the Credit Agreement was amended, and the Lenders agreed to forbear from enforcing their remedies against the Company through March 31, 2012 under certain circumstances. In exchange, we will, among other things, be limited to borrowings of $80,000,000 under the Credit Agreement and be precluded from certain activities without the Lenders’ consent. The Company will attempt to work with those lenders to restructure its debt, or we may seek alternative sources of working capital.

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

Three Months Ended September 30, 2011 Compared to

Three Months Ended September 30, 2010

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended September 30,
(in thousands)	2011		2010		Change
Project Management	$73,061	71.3%	$72,859	74.8%	$202	0.3%
Construction Claims	29,402	28.7%	24,542	25.2%	4,860	19.8%

Total	$102,463	100.0%	$97,401	100.0%	$5,062	5.2%

Hill’s CFR increased $5,062,000 to $102,463,000 in the third quarter of 2011 from $97,401,000 in the third quarter of 2010. This was comprised of an increase of 14.7% from acquisitions, partially offset by an organic decrease of 9.5%. The organic decrease in CFR is primarily due to decreases in Libya and Iraq.

During the third quarter of 2011, Hill’s project management CFR increase of 0.3% included an increase of 19.7% due to the acquisitions of TCM and Engineering S.A., partially offset by an organic decrease of 19.4% primarily in Libya and Iraq. The increase in project management CFR consisted of a $2,715,000 increase in domestic projects and a decrease of $2,513,000 in foreign projects. The increase in domestic projects consisted primarily of the acquisition of TCM and to new projects in the Western region. The decrease in foreign project management CFR was primarily due to decreases of $15,743,000 in Libya where work stopped in February 2011 due to the political unrest and $2,693,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $12,083,000 from Engineering S.A. which was acquired on February 28, 2011 and an increase of $3,365,000 in the Middle East, primarily Saudi Arabia.

During the third quarter of 2011, Hill’s construction claims CFR increase of 19.8% was all organic and primarily included the Middle East and Australia.

Reimbursable Expenses

	Three months ended September 30,
(in thousands)	2011		2010		Change
Project Management	$24,952	94.5%	$12,624	92.7%	$12,328	97.7%
Construction Claims	1,463	5.5%	999	7.3%	464	46.4%

Total	$26,415	100.0%	$13,623	100.0%	$12,792	93.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $11,247,000 in our Northeast Region.

Cost of Services

	Three months ended September 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$45,406	77.2%	62.2%	$42,583	79.3%	58.4%	$2,823	6.6%
Construction Claims	13,389	22.8%	45.5%	11,093	20.7%	45.2%	2,296	20.7%

Total	$58,795	100.0%	57.4%	$53,676	100.0%	55.1%	$5,119	9.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in the Middle East and the acquisitions of TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct labor in the Middle East and Australia in support of the increase in CFR.

Gross Profit

	Three months ended September 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$27,655	63.3%	37.9%	$30,276	69.2%	41.6%	$(2,621)	(8.7)%
Construction Claims	16,013	36.7%	54.5%	13,449	30.8%	54.8%	2,564	19.1%

Total	$43,668	100.0%	42.6%	$43,725	100.0%	44.9%	$(57)	(0.1)%

The decrease in project management gross profit included a decrease of $4,245,000 from foreign operations and an increase of $1,624,000 in domestic operations. The decrease in foreign operations included decreases of $8,685,000 in Libya and Iraq, partially offset by increases of $3,208,000 from Engineering S.A. and $1,247,000 in the Middle East. The increase in domestic operations includes an increase of $1,086,000 from TCM and $903,000 from the other Western Region operations.

The increase in construction claims gross profit of $2,564,000 was driven by increases of $1,383,000 from the Middle East, $658,000 from Australia and $445,000 from the United States.

Selling, General and Administrative

(“SG&A”) Expenses

	Three months ended September 30,
	2011		2010		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$41,810	40.8%	$37,773	38.8%	$4,037	10.7%

The increase in SG&A of $4,037,000 included increases of $4,416,000 from the TCM and Engineering S.A. acquisitions partially offset by net organic decreases of $379,000.

The significant components of the change in SG&A are as follows:

•	An increase in unapplied and indirect labor expense of $2,663,000 including $2,314,000 from TCM and Engineering S.A.

•	An increase in amortization expense of $1,265,000 due to acquired businesses.

•	An increase of $458,000 in administrative travel costs primarily for integration efforts in connection with the Engineering S.A. acquisition.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $342,000 from $369,000 in the third quarter of 2010 to $27,000 in the third quarter of 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010 and a decrease from Hill TMG where work was completed in 2010.

Our share of the earnings of SBH decreased by $266,000 in the third quarter of 2011, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc., Michael Baker, Jr., Inc. and us.

Our share of the earnings of Hill TMG decreased by $103,000 in the third quarter of 2011. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Our share of the earnings of Hill Petrol was $27,000 in the third quarter of 2011. Hill Petrol is a joint stock company formed on November 20, 2007 between us, the Egyptian National Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interests of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects.

Operating Profit:

	Three months ended September 30,
	2011		2010		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$5,073	6.9%	$10,386	14.3%	$(5,313)	(51.2)%
Equity in earnings of affiliates	27	—%	369	0.5%	(342)	(92.7)%

Total Project Management	5,100	7.0%	10,755	14.8%	(5,655)	(52.6)%
Construction Claims	4,386	14.9%	2,431	9.9%	1,955	80.4%
Corporate	(7,601)		(6,865)		(736)	10.7%

Total	$1,885	1.8%	$6,321	6.5%	$(4,436)	(70.2)%

Operating profit decreased $4,436,000 compared to the third quarter of 2010. This was due primarily to the completion of the Iraq project at the end of 2010 and the loss in revenue and profit from disrupted operations in Libya, partially offset by increased profits in the Middle East, Australia and the United States.

The decrease in Project Management operating profit primarily included a decrease of $7,186,000 in Libya due to work stoppage caused by the political unrest and a decrease of $1,186,000 in Iraq where work concluded at the end of 2010. These decreases were partially offset by an increase in operating profit of $1,044,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi as well as an increase of $1,252,000 in the Western Region.

The increase in operating profit for the Construction Claims group was primarily due to increases of $951,000 in the Middle East, $507,000 in Australia and $460,000 in the United States.

The increase in Corporate expense of $736,000 primarily consisted of labor and travel cost in support of business development efforts.

Interest Expense, net

Net interest expense increased $919,000 to $1,922,000 during the three-month period ended September 30, 2011 as compared with $1,003,000 in the three-month period ended September 30, 2010, primarily due to higher interest rates, including the Forbearance Agreement fees, and increased borrowings driven primarily by the acquisitions of TCM and Engineering S.A., the purchase of treasury stock and the delay in the collection of Libyan receivables.

Income Taxes

For the three-month periods ended September 30, 2011 and 2010, the Company recognized income tax (benefit) expense of ($422,000) and $0, respectively. The Company’s income tax benefit for the three-month periods ended September 30, 2011 and 2010 included benefits of $0 and $914,000, respectively, related to decreases in the reserves for uncertain tax positions due to the expiration of the statute of limitations related to the filings of certain income tax returns and tax expense of $382,000 and $177,000, respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax return.

The effective income tax expense rates for the three-month periods ended September 30, 2011 and 2010 were 1140.5% and 0.0%, respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment, the effective income tax expense rate would have been 2177.3% and 14.8% for the three-month periods ended September 30, 2011 and 2010, respectively.

Net Earnings (Loss)

Net earnings (loss) attributable to Hill International, Inc. for the third quarter of 2011 was $654,000 or $0.02 per diluted common share based on 38,946,000 diluted common shares outstanding, as compared to net earnings for the second quarter of 2010 of $5,100,000 or $0.13 per diluted common share based upon 39,123,000 diluted common shares outstanding.

Nine Months Ended September 30, 2011 Compared to

Nine Months Ended September 30, 2010

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine months ended September 30,
(in thousands)	2011		2010		Change
Project Management	$217,148	72.5%	$210,423	74.9%	$6,725	3.2%
Construction Claims	82,538	27.5%	70,473	25.1%	12,065	17.1%

Total	$299,686	100.0%	$280,896	100.0%	$18,790	6.7%

Hill’s CFR increased $18,790,000 to $299,686,000 during the nine months ended September 30, 2011 from $280,896,000 in the same period of 2010. This was comprised of an increase of 15.4% from acquisitions, partially offset by an organic decrease of 8.7%. The organic decrease in CFR is primarily due to decreases in Libya and Iraq.

During the first nine months of 2011, Hill’s project management CFR increase of 3.2% included an increase of 18.2% due to the acquisitions of dck, TCM and Engineering S.A., partially offset by an organic decrease of 15.0% primarily in Libya and Iraq. The increase in project management CFR consisted of a $11,088,000 increase in domestic projects and a decrease of $4,363,000 in foreign projects. The increase in domestic projects resulted primarily from the acquisitions of dck and TCM as well as increases in the Western Region. The decrease in foreign project management CFR was primarily due to decreases of $34,274,000 in Libya where work stopped in February 2011 due to the political unrest and $11,206,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $27,808,000 from Engineering S.A. which was acquired on February 28, 2011 and $9,730,000 in the Middle East, primarily in Saudi Arabia.

During the first nine months of 2011, Hill’s construction claims CFR increase of 17.1% included an increase of 7.2% due to the acquisition of MLL and an organic increase of 9.9% primarily in the Middle East and the United States.

Reimbursable Expenses

	Nine months ended September 30,
(in thousands)	2011		2010		Change
Project Management	$76,356	96.5%	$40,371	94.3%	$35,985	89.1%
Construction Claims	2,781	3.5%	2,421	5.7%	360	14.9%

Total	$79,137	100.0%	$42,792	100.0%	$36,345	84.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $33,984,000 in our Northeast and Mid-Atlantic regions.

Cost of Services

	Nine months ended September 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$135,424	78.0%	62.4%	$128,480	80.5%	61.1%	$6,944	5.4%
Construction Claims	38,158	22.0%	46.2%	31,038	19.5%	44.0%	7,120	22.9%

Total	$173,582	100.0%	57.9%	$159,518	100.0%	56.8%	$14,064	8.8%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to an increase in the Middle East and the acquisitions of dck, TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in the Middle East and MLL.

Gross Profit

	Nine months ended September 30,
	2011			2010			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$81,724	64.8%	37.6%	$81,945	67.5%	38.9%	$(221)	(0.3)%
Construction Claims	44,380	35.2%	53.8%	39,433	32.5%	56.0%	4,947	12.5%

Total	$126,104	100.0%	42.1%	$121,378	100.0%	43.2%	$4,726	3.9%

The decrease in project management gross profit included a decrease of $5,288,000 from international operations and an increase of $5,070,000 in domestic operations. The decrease in foreign operations included decreases of $19,778,000 in Iraq and Libya, partially offset by increases of $7,984,000 from Engineering S.A. and $5,781,000 from the Middle East and Spain. The increase in domestic operations included increases of $4,892,000 from dck and TCM.

The increase in construction claims gross profit of $4,947,000 included increases of $3,837,000 from MLL, $1,870,000 from the Middle East and $1,694,000 from the United States, partially offset by a decrease of $1,970,000 in the United Kingdom.

Selling, General and Administrative (“SG&A”) Expenses

	Nine months ended September 30,
(in thousands)	2011		2010		Change
		% of CFR		% of CFR
SG&A Expenses	$128,875	43.0%	$109,537	39.0%	$19,338	17.7%

The increase in SG&A of $19,338,000 included increases of $14,505,000 from the MLL, dck, TCM and Engineering S.A. acquisitions.

The significant components of the change in SG&A are as follows:

•

An increase in unapplied and indirect labor expense of $10,253,000 including $7,409,000 from MLL, dck, TCM and Engineering S.A., $912,000 from the United Kingdom where utilization was low during the first quarter of 2011 and $1,339,000 in corporate primarily in support of business development-related projects.

•	An increase in amortization expense of $3,571,000 due to acquired businesses.

•

An increase of $1,658,000 in rent expense including $537,000 for the acquired entities, $409,000 from London where a recent office move caused some overlapping in rental costs and $186,000 for the early termination of our space in Northern New Jersey.

•	An increase of $1,190,000 in administrative travel costs primarily in overseas business development and for costs associated with the acquisition and integration of Engineering S.A.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $1,247,000 from $1,434,000 in the first nine months of 2010 to $187,000 in the same period of 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010.

Our share of the earnings of SBH decreased by $1,164,000 in the first nine months of 2011, compared with the first nine months of 2010, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc., Michael Baker Jr., Inc. and us.

Our share of the earnings of Hill TMG decreased $266,000 during the first nine months of 2011 compared with the same period of 2010. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holdings Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Our share of the earnings of Hill Petrol was $208,000 for the first nine months of 2011. Hill Petrol is a joint stock company formed on November 20, 2007 between us, the Egyptian Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interest of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects. Operations commenced in the second quarter of 2011.

Operating (Loss) Profit:

	Nine months ended September 30,
	2011		2010		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$11,692	5.4%	$23,431	11.1%	$(11,739)	(50.1)%
Equity in earnings of affiliates	187	0.1%	1,434	0.7%	(1,247)	(87.0)%

Total Project Management	11,879	5.5%	24,865	11.8%	(12,986)	(52.2)%
Construction Claims	7,320	8.9%	8,175	11.6%	(855)	(10.5)%
Corporate	(21,783)		(19,765)		(2,018)	10.2%

Total	$(2,584)	(0.9)%	$13,275	4.7%	$(15,859)	(119.5)%

Operating profit decreased $15,859,000 during the first nine months of 2011 compared to the first nine months of 2010. This was due primarily to the completion of the Iraq project at the end of 2010, the loss in revenue and profit from disrupted operations in Libya and a decrease in work in the United Kingdom construction claims business. This was partially offset by increases in profit from the acquired companies, the Middle East and domestic operations.

The decrease in Project Management operating profit primarily included a decrease of $14,223,000 in Libya due to the work stoppage caused by the political unrest and a decrease of $4,971,000 in Iraq where work concluded at the end of 2010. These decreases were partially offset by an increase in operating profit of $2,739,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi, an increase of $1,342,000 from TCM and dck and an increase of $1,308,000 from the rest of domestic operations.

The decrease in operating profit for the Construction Claims group was primarily due to a decrease of $3,399,000 in the United Kingdom where work slowed down during the early part of 2011 partially due to the settlement of a client’s case on a large assignment. In addition, during the first quarter of 2010, a contingency fee of $2,000,000 was recognized due to the successful resolution of one client’s significant claim. This was partially offset by increased profits from MLL and the United States.

Corporate costs were held to an increase of $2,018,000 over the prior year with $1,559,000 in increased labor and travel cost primarily in support of business development efforts.

Interest Expense, net

Net interest expense increased $2,178,000 to $4,380,000 in the nine-month period ended September 30, 2011 as compared with $2,202,000 in the nine-month period ended September 30, 2010, primarily due to increased borrowings driven primarily by the acquisitions of MLL, TCM, dck and Engineering S.A., the purchase of treasury stock and the delay in collections of Libyan receivables.

Income Taxes

For the nine-month periods ended September 30, 2011 and 2010, we recognized net tax benefits of $1,776,000 and ($40,000), respectively. Income tax benefits for the nine-month periods ended September 30, 2011 and 2010 included tax benefits of $995,000 and $1,654,000, respectively, principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as reductions in the reserves for uncertain tax positions. For the nine-month periods ended September 30, 2011 and 2010, the income tax benefit also included income tax expense of $520,000 and $1,552,000, respectively, related to increases in the reserves for uncertain tax positions and income tax expense (benefit) of $382,000 and ($1,375,000), respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax returns.

The effective income tax expense (benefit) rates for the nine-month periods ended September 30, 2011 and 2010 were 25.5% and (0.4%), respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment, the effective income tax expense rate would have been 24.2% and 10.3% for the nine-month periods ended September 30, 2010 and 2010, respectively.

Net (Loss) Earnings

Net (loss) earnings attributable to Hill International, Inc. for the nine-month period ended September 30, 2011 was ($5,439,000) or ($0.14) per diluted common share based upon 38,385,000 diluted common shares outstanding, as compared to net earnings for the nine-month period ended September 30, 2010 of $10,441,000 or $0.26 per diluted common share based upon 40,149,000 diluted common shares outstanding.

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

The Credit Agreement contains covenants and certain restrictions on the incurrence of debt, on the making of investments, on the payment of dividends, on transactions with affiliates and other affirmative and negative covenants and events of default customary for facilities of its type. It also requires the Company to meet certain financial tests at any time that borrowings are outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00. During 2011, the Company was in violation of certain of the financial covenants and, on June 29, 2011, the Company entered into a Forbearance Agreement, which was amended on August 16, 2011 and September 30, 2011 (as so amended, the “Forbearance Agreement”), whereby, among other things, the Agent and the Lenders agreed to forbear from enforcing their remedies against the Company with respect to the Company’s previously disclosed failure to comply with financial covenants under the Credit Agreement. Pursuant to its terms, the Forbearance Agreement expired on October 17, 2011.

At September 30, 2011, the Company was in violation of the consolidated leverage ratio and the consolidated fixed charge ratio covenants and certain administrative covenants. On October 17, 2011, the Parties entered into a Forbearance and First Amendment to Credit Agreement (the “Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to forbear from enforcing their remedies against the Company’s failure to comply with specified defaults (“Defined Defaults”) under the Credit Agreement. Specifically, the Lenders agree to forbear from enforcing their remedies against the Company with respect to the Company’s failure to comply with Defined Defaults through the earlier of (a) March 31, 2012 if the Company pays a fee of 0.60% of the Lenders’ aggregate commitments under the Credit Agreement by January 1, 2012 (the “Forbearance Extension Fee”); (b) January 1, 2012, if the Company does not pay the Forbearance Extension Fee by January 1, 2012; or (c) the date on which there is an occurrence of any Event of Default (as defined in the Credit Agreement) other than the Defined Defaults (the “Forbearance Period”).

Under the terms of the Amendment, the Parties, among other things, agreed that during the Forbearance Period:

•

Under the Credit Agreement, amounts outstanding will be limited to $100,000,000, borrowings outstanding on a revolving or swing basis will be limited to $80,000,000 and the letter of credit sub-facility will be limited to $25,000,000;

•

Borrowings outstanding under the Credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) 3.50%;

•

50% of net cash proceeds from the issuance or sale of additional equity interests in the Company (other than under the Company’s existing 2006 Employee Stock Option Plan and Employee Stock Purchase Plan) and 100% of net proceeds from the issuance or incurrence of indebtedness (other than indebtedness already permitted under the Credit Agreement) will be used to prepay outstanding borrowings under the Credit Agreement;

•	No Lender may issue a Letter of Credit with an expiration date after March 31, 2013 without the approval by all Lenders;

•	The total amount available to be drawn under all Letters of Credit expiring after June 25, 2012 is limited to $17,500,000 without the approval by all Lenders; and

•	The Company is not permitted to request any Eurodollar Rate Loan.

Additionally, the Company is precluded from certain activities, including limiting the amount of cash it accumulates, and is required to take certain actions, including providing additional monthly reporting to the Lenders. The Amendment also contains revised covenants with which the Company must comply regarding its consolidated fixed charge coverage ratio, the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, and the aggregate public equity value of the Company’s common stock, as well as other covenants and certain restrictions relating to the retention of a financial advisor, the delivery of a refinancing proposal, updated financial projections, schedules and certificates, and Trademark Security Agreement to the Agent and other affirmative and negative covenants and events of default customary for facilities of its type. In connection with the Amendment, the Company paid the Lenders aggregate fees equal to 0.40% of the Lenders’ aggregate commitments under the Credit Facility, or $400,000. The Company also paid approximately $700,000 to the Agent as reimbursement for its out-of-pocket costs incurred in connection with the Amendment. These fees are being amortized over the period ending December 31, 2011.

At September 30, 2011, total borrowings under the Credit Agreement amounted to $78,400,000 with interest at 6.25%. As of September 30, 2011, we had $12,708,000 in outstanding letters of credit. Due to conditions of the Forbearance Agreement, total remaining availability at September 30, 2011 was $1,600,000.

We currently have eight additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at September 30, 2011) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2011 was 1.48%, plus 3.00%, (or 4.48%) but no less than 5.50%. At September 30, 2011, outstanding borrowings under this facility totaled 7,299,000 AED (approximately $1,988,000). The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at September 30, 2011) in Letters of Guarantee of which 140,288,000 AED (approximately $38,192,000) was utilized September 30, 2011. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,360,000 at September 30, 2011), with interest rates at 1.54% plus Egnatia Bank’s prime rate of 5.00% (or 6.54%) at September 30, 2011, collateralized by certain of our assets. There were no borrowings under this facility at September 30, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,119,000) of which €800,000 (approximately $1,088,000) was utilized at September 30, 2011. The loan has an expiration date of April 30, 2012.

•

An unsecured credit facility with a bank in Spain for €750,000 (approximately $1,020,000 at September 30, 2011). The interest rate on that facility is the three-month EURIBOR rate (which at September 30, 2011 was 1.56%) plus 1.75, or 3.31% but no less than 4.00%. At September 30, 2011 there were no outstanding borrowings under this facility which expires on December 31, 2011.

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $781,000 at September 30, 2011) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at September 30, 2011 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. Outstanding borrowings under this facility were £136,000 (approximately $212,000) at September 30, 2011. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $6,622,000) with interest at 6.50% of which €2,565,000 (approximately $3,488,000) was utilized at September 30, 2011. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $481,000) and €689,000 (approximately $937,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

The Company also maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais each (approximately $922,000, $109,000 and $543,000, respectively) with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at September 30, 2011 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the recent political unrest commencing in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At September 30, 2011, the accounts receivable related to the work performed under contracts in Libya was $59,503,000. We are unable to determine the effect this unrest will have on the collectibility of the accounts receivable. We believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for borrowings up to $80,000,000 with a consortium of banks led by Bank of America. At September 30, 2011, availability under the Credit Agreement was $1,600,000.

Sources of Additional Capital

At September 30, 2011, our cash and cash equivalents amounted to approximately $16,575,000 of which $1,503,000 is on deposit in the U.S. and $15,072,000 is on deposit in foreign locations.

On July 27, 2011, we filed a Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for sale at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement. We cannot predict the amount of proceeds from those future sales or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

On July 27, 2011, we filed a Form S-4 with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether such shares will be accepted by any potential sellers.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine months ended September 30, 2011

For the nine-month period ended September 30, 2011, our cash and cash equivalents decreased by $22,831,000 to $16,575,000. Cash used in operations was $7,704,000, cash used in investing activities was $21,800,000 and cash provided by financing activities was $8,654,000. We also experienced a decrease in cash of $1,981,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Cash used in operations is attributable to consolidated net loss of $5,188,000 for the period adjusted by non-cash items included in net loss and working capital changes such as:

•	Non-Cash Items:

•	Depreciation and amortization of $11,215,000;

•	Bad debt expense of $1,293,000;

•	Deferred taxes of ($6,208,000); and

•	Stock based compensation expense of $2,358,000

•	Working capital changes which increased cash included the following:

•	A decrease in prepaid expense and other current assets of $1,312,000;

•	A decrease in other assets amounting to $2,118,000; and

•	An increase in accounts payable and accrued expenses of $3,760,000 due to the timing of payments for various selling, general and administrative cost, subcontractors and accrued earn out costs related to the MLL acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $1,031,000 and the acquisition of Engineering S.A. accounts payable amounting to $4,551,000.

•	Working capital changes which decreased cash included the following:

•

An increase in accounts receivable of $14,284,000 plus increases due to foreign currency translation adjustments of approximately $3,091,000 and the acquisition of Engineering S.A. accounts receivable amounting to $4,486,000;

•	A decrease in income taxes payable of $573,000 due primarily to the tax effect of net loss for the period;

•	An increase in deferred revenue of $58,000; and

•	A decrease in other liabilities of $3,166,000.

Investing Activities

We used $13,881,000, net of cash acquired, on the acquisition of Engineering S.A. We spent $4,937,000 to purchase computers, office equipment, furniture and fixtures. We spent $1,615,000 to acquire an additional interest in Gerens. We also contributed $1,846,000 to Hill Petrol and affiliates of Gerens to provide funds for those operations. We received $479,000 in cash distributions from SBH, Hill Redwood and TMG.

Financing Activities

We received $19,105,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $5,815,000. Due to bank decreased $5,208,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank. We received proceeds amounting to $572,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan.

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

Our backlog was approximately $2,307,000,000 at September 30, 2011 compared to $2,297,000,000 at June 30, 2011. At September 30, 2011, backlog attributable to work in Libya amounted to approximately $55,000,000. We estimate that $475,000,000 or 20.6% of the backlog at September 30, 2011 will be recognized during the twelve months subsequent to September 30, 2011.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of September 30, 2011, approximately $649,000,000, or 28.0%, of our backlog was in category 1 and approximately $1,658,000,000, or 72.0%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12-Month Backlog
(Dollars in thousands)
As of September 30, 2011:

Project Management	$972,000	42.1%	$284,000	59.8%
Construction Claims	35,000	1.5%	35,000	7.4%
HillStone International	1,300,000	56.4%	156,000	32.8%

	$2,307,000	100.0%	$475,000	100.0%

As of June 30, 2011:

Project Management	$952,000	41.4%	$300,000	67.4%
Construction Claims	45,000	2.0%	41,000	9.2%
HillStone International	1,300,000	56.6%	104,000	23.4%

	$2,297,000	100.0%	$445,000	100.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2010 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2010 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000 at September 30, 2011) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000 at September 30, 2011) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

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

Item 1A.	Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2010 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: November 9, 2011	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2011	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2011	By:	/s/ Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)