Form 10-K
period 2011-12-31
Hill International, Inc.
filed 2012-03-12
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2011 was approximately $136,327,000.

As of March 1, 2012, there were 38,503,403 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). We may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

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

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include:

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that we conduct pursuant to joint ventures with other parties;

•	Difficulties we may incur in implementing our acquisition strategy;

•	The need to retain and recruit key technical and management personnel; and

•	Unexpected adjustments and cancellations related to our backlog.

Other factors that may affect our businesses, financial position or results of operations include:

•	Special risks of our ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

General

Hill International, Inc. provides a broad spectrum of project management and construction claims services to clients worldwide, but primarily in the United States/Canada, Latin America, Europe, the Middle East, North Africa, and Asia/Pacific. Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector. Our diverse experience includes projects such as educational, governmental, commercial office, residential, hotels and resorts, retail, entertainment and cultural, hospitals and healthcare, transportation, power, environmental, oil and gas, industrial and process, among others. In this report, the terms “Company”, “we,” “us,” “our,” or “Hill” refer to Hill International, Inc.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,200 personnel in approximately 100 offices in more than 35 countries.

We compete for business based on reputation and past experience, including client requirements for substantial experience in similar projects and claims work. We have developed significant long-standing relationships, which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees which allows us to attract and retain superior professionals. In addition, we believe there are high barriers to entry for new competitors especially in the project management market.

Our Growth Strategy

Our growth strategy is to increase our revenue through organic growth and expand our geographic reach and service offerings through strategic acquisitions. We seek to achieve these objectives through the following strategies:

•

Pursue New Business Development Opportunities. We are pursuing a number of new business opportunities focused primarily on providing development services in real estate and infrastructure markets. We expect these new business development opportunities to be complementary in generating work for our existing project management business. Specifically, our 51%-owned subsidiary, HillStone International, LLC (“HillStone”), is a strategic technologies distribution and construction project development company that intends to provide low-cost yet high durability housing primarily in developing countries, including the Middle East, Africa, Latin America and the Caribbean. We expect to provide project management and construction management services in connection with any development projects contracted by HillStone.

•

Continue to Take Advantage of Organic Growth Opportunities. We have long-standing relationships with a number of public and private sector entities. Meeting our clients’ diverse needs in managing construction risk and generating repeat business from our clients to expand our project base is one of our key growth strategies. We accomplish this objective by providing a broad range of project management and construction claims consulting services in a wide range of geographic areas that support our clients during every phase of a project, from concept through completion. We believe that nurturing our existing client relationships expands our project base through repeat business. In addition, we strategically open new offices to expand into new geographic areas and we aggressively hire individuals with significant contacts to accelerate the growth of these new offices and to strengthen our presence in existing markets.

•

Continue to Pursue Acquisitions. We operate in a highly fragmented industry with many smaller, regional competitors. Our acquisition strategy allows us to manage risk by diversifying our services, which enables us to compete better by integrating capabilities and obtaining new relationships. We pursue acquisitions primarily for three reasons: to expand into new geographic markets; add to professional resources and gain critical mass in existing markets to compete better; and to enhance our specialization and capability in certain strategic areas. We intend to pursue both U.S. acquisitions to round out our domestic presence and enhance capabilities in specific areas and foreign acquisitions that bring new relationships as well as widen our geographic base to offer our global capabilities. For instance, we intend to leverage our acquisition of Engineering S.A. in Brazil, which predominantly has private sector contracts, to offer our capabilities to the government sector in Brazil and to the private and government sectors in other Latin American countries.

•

Strengthen Professional Resources. Our biggest asset is the people that work for Hill. We intend to continue spending significant time recruiting and retaining the best and the brightest to improve our competitive position. Our independent status has attracted top project management talent with varied industry experience. Additionally, our construction claims business provides us with a strong base of expertise that allows knowledge transfer across our businesses. We believe maintaining and bolstering our team will enable us to continue to grow our business.

Reporting Segments

We currently operate through two reporting segments: the Project Management Group and the Construction Claims Group. Our total revenue consists of two components: consulting fee revenue (“CFR”) and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of consulting fee revenue, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of our CFR from our operations in each reporting segment for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue (“CFR”)

	2011		2010		2009
Project Management	$290,787	72.8%	$286,466	75.0%	$276,811	76.0%
Construction Claims	108,467	27.2%	95,633	25.0%	87,199	24.0%

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

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

In its June 13, 2011 issue, Engineering News-Record ranked us as the eighth largest construction management firm and the tenth largest program management firm in the United States.

Construction Claims

Our Construction Claims Group advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We may be retained as a claims consultant at the onset of a project, during the course of a project or upon the completion of a project. We assist owners or contractors in adversarial situations as well as in situations where an amicable resolution is sought. Specific activities that we undertake as part of these services include claims preparation, analysis and review, litigation support, lender advisory, cost/damages assessment, delay/disruption analysis, contract review and assessment, risk assessment, adjudication and expert witness testimony. Clients are typically billed based on an hourly rate for each consultant assigned to the project, and we are reimbursed for our out-of-pocket expenses. Our claims consulting clients include participants on all sides of a construction project, including owners, contractors, subcontractors, architects, engineers, attorneys, lenders and insurance companies.

Global Business

We operate worldwide and currently have nearly 100 offices in more than 35 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

In 2011, we expanded our disclosure in the following two tables to present revenue attributable to Latin America. The amounts in the tables for 2010 and 2009 have been changed to conform to the 2011 presentation.

Consulting Fee Revenue by Geographic Region:

	2011		2010		2009
U.S./Canada	$115,378	28.9%	$102,092	26.7%	$74,740	20.5%
Latin America	48,188	12.1%	2,464	0.6%	2,469	0.7%
Europe	90,049	22.5%	97,003	25.4%	105,452	29.0%
Middle East	108,720	27.2%	102,538	26.9%	126,749	34.8%
North Africa	17,451	4.4%	66,179	17.3%	47,482	13.0%
Asia/Pacific	19,468	4.9%	11,823	3.1%	7,118	2.0%

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

U.S.	$112,098	28.1%	$99,885	26.1%	$72,229	19.8%
Non -U.S.	287,156	71.9%	282,214	73.9%	291,781	80.2%

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

Growth Organically and Through Acquisition

Over the years, our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Over the past 15 years, we have completed 20 acquisitions of project management and claims consulting businesses.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy. Our acquisition activity over the past three years is detailed below. Our acquisitions have enabled us to accelerate our growth, strengthen our geographic diversity and compete better.

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens Hill”), indirectly acquired 60 percent of the outstanding shares of common stock of Engineering S.A., one of the largest project management firms in Brazil with over 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration will not exceed 42,000,000 Brazilian Reais (BR) (approximately $25,336,000 on the date of acquisition), consisting of an initial cash payment amounting to BR22,200,000 (approximately $13,392,000), minimum additional payments of BR7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013, and a potential additional payment of BR5,000,000 (approximately $3,016,000).

During 2010, we made three acquisitions: McLachlan Lister Pty. Ltd. (“MLL”), the Construction Management Division of dck North America, LLC (“dck”) and TCM Group, Inc. (“TCM”). These acquisitions provided us with additional geographical presence in the Asia/Pacific region and the United States. On the date of the acquisitions, aggregate consideration amounted to $25,317,000, consisting of cash of $18,705,000, contingent consideration amounting to $4,050,000 and deferred payments amounting to $2,562,000.

During 2009, we purchased two companies: Boyken International, Inc. (“Boyken”) and TRS Consultants, Inc. (“TRS”). Aggregate consideration amounted to $6,236,000, consisting of cash of $2,500,000, 429,241 shares of our common stock amounting to $2,736,000 and contingent consideration amounting to $1,000,000. These acquisitions provided us with a greater geographical presence in the United States.

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type:

	2011		2010		2009
U.S. federal government	$11,667	2.9%	$24,731	6.5%	$45,493	12.5%
U.S. state, local and regional government	64,734	16.2%	55,075	14.4%	39,003	10.7%
Foreign government	85,756	21.5%	120,226	31.5%	104,764	28.8%
Private sector	237,097	59.4%	182,067	47.6%	174,750	48.0%

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

Our five largest clients accounted for 3.2%, 2.3%, 2.1%, 2.0% and 1.9% of our CFR during 2011. During 2010 our five largest clients accounted for 15.4%, 3.0%, 3.0%, 2.4% and 2.4% of our CFR and during 2009 our five largest clients accounted for 13.1%, 9.4%, 4.0%, 2.9% and 1.7% of our CFR.

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

For the year ended December 31, 2011, CFR from U.S. and foreign government contracts represented approximately 40.6% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

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

We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be a discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and a profit. We account for these contracts on a time-and-materials method, recognizing revenue as costs are incurred.

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

At December 31, 2011, our backlog was approximately $2,295,000,000 compared to approximately $675,000,000 at December 31, 2010. At December 31, 2011, backlog attributable to work in Libya amounted to approximately $44,000,000. We estimate that approximately $332,000,000, or 14.5% of the backlog at December 31, 2011, will be recognized during our 2012 fiscal year.

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a 51%-owned subsidiary of the Company, HillStone attempts to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our consolidated financial statements as is does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table below. Approximately $1,300,000,000 of our backlog is related to a contract entered into by HillStone to supply building structural systems to TRAC Development Group Ltd. (“TRAC”) in connection with a major housing development in Iraq and $200,000,000 is related to contract we entered into to provide project management and construction management services to TRAC in connection with the development. The contracts are expected to commence in late 2012. The decrease in the 12-month backlog was primarily the result of backlog related to two major contracts by Hill and HillStone which were shifted to later periods.

The table below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received and (2) contracts awarded to us where some or all of the work has not yet been authorized. As of December 31, 2011, approximately $622,000,000, or 27.1%, of our backlog was in category 1 and approximately $1,673,000,000 or 72.9%, of our backlog was in category 2. We do not track whether contracts included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenue in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. The impact of terminations and modifications on our realization of revenue from our backlog has not been significant. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be more than offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue.

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of December 31, 2011:
Project Management	$953,000	41.5%	$280,000	84.3%
Construction Claims	42,000	1.8	42,000	12.7
HillStone International	1,300,000	56.7	10,000	3.0

Total	$2,295,000	100.0%	$332,000	100.0%

As of September 30, 2011:
Project Management	$972,000	42.1%	$284,000	59.8%
Construction Claims	35,000	1.5	35,000	7.4
HillStone International	1,300,000	56.4	156,000	32.8

Total	$2,307,000	100.0%	$475,000	100.0%

As of December 31, 2010:
Project Management	$639,000	94.7%	$243,000	88.4%
Construction Claims	36,000	5.3	32,000	11.6

Total	$675,000	100.0%	$275,000	100.0%

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2011, some of our largest project management competitors included: AECOM Technology Corp.; Jacobs Engineering Group, Inc.; Michael Baker Corporation; Parsons Brinckerhoff, Inc.; Parsons Corporation; Turner Construction Company; and URS Corporation. Some of our largest claims consulting competitors last year included: Exponent, Inc.; FTI Consulting, Inc.; and Navigant Consulting, Inc.

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

Executive Officers

Name	Age	Position
Irvin E. Richter	67	Chairman of the Board of Directors and Chief Executive Officer
David L. Richter	45	President and Chief Operating Officer, Director
Thomas J. Spearing III	45	President, Project Management Group (Americas)
Raouf S. Ghali	50	President, Project Management Group (International)
Frederic Z. Samelian	64	President, Construction Claims Group
John Fanelli III	57	Senior Vice President and Chief Financial Officer
Ronald F. Emma	60	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	45	Senior Vice President and General Counsel
Catherine H. Emma	52	Senior Vice President and Chief Administrative Officer
Michael J. Petrisko	46	Senior Vice President and Chief Information Officer

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

DAVID L. RICHTER has been President and Chief Operating Officer since March 2004, and he has been a member of our Board of Directors since February 1998. Prior to his current position, he was President of our Project Management Group from April 2001 to February 2004. Before that, Mr. Richter was Senior Vice President, General Counsel and Secretary from August 1999 to March 2001 and Vice President, General Counsel and Secretary from April 1995 to August 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a member of the Young Presidents’ Organization, a member of the Board of Trustees of the Southern New Jersey Development Council and served on the Board of Directors of the CMAA from 2001 to 2007. He earned a B.S. in management, a B.S.E. in civil engineering and a J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter.

THOMAS J. SPEARING III has been President of our Project Management Group (Americas) since April 2009. He was Senior Vice President and Chief Strategy Officer, from September 2007 to March 2009. Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., most recently as Principal-in-Charge of its western region. Before that, Mr. Spearing was a Vice President of business development with Hill. Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College. He is an active member of the American Public Transportation Association, the Women’s Transportation Seminar, the New Jersey Business & Industry Association, Trustee and Transportation Co-Chair of the Southern New Jersey Development Council, and founding Co-Chair of Pen Trans Board of Directors, among others.

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

FREDERIC Z. SAMELIAN has been President of our Construction Claims Group since January 2005. He was a Senior Vice President with us from March 2003 until December 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from March 2002 to March 2003 and from April 2000 to February 2001, an Executive Director with Greyhawk North America, Inc., a construction management and consulting firm, from March 2001 to February 2002, and a Director with PricewaterhouseCoopers LLP from September 1998 to March 2000. Before that, he had worked with Hill from 1983 to August 1998. He served as Hill’s President and Chief Operating Officer from September 1996 to August 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University at Edwardsville. He is a Project Management Professional certified by the Project Management Institute and he is a licensed General Building Contractor in California and Nevada.

JOHN FANELLI III has been Senior Vice President and Chief Financial Officer since September 2006. Before that, Mr. Fanelli was Vice President and Chief Accounting Officer of CDI Corp. from June 2005 until June 2006, and he was Vice President and Corporate Controller of CDI Corporation (a subsidiary of CDI Corp.) from October 2003 until June 2006. CDI Corp. is a New York Stock Exchange-traded professional services and outsourcing firm based in Philadelphia with expertise in engineering, technical services and information technology. From February 2003 until October 2003, Mr. Fanelli was a financial consultant to Berwind Corporation, an investment management company based in Philadelphia which owns a diversified portfolio of manufacturing and service businesses and real estate. Before that, Mr. Fanelli was employed for 18 years by Hunt Corporation, then a New York Stock Exchange-traded manufacturer and marketer of office products. At Hunt, he served as Vice President and Chief Accounting Officer from 1995 until February 2003, and before that as Director of Budgeting, Financial Analysis and Control, from 1985 to 1995. Before that, Mr. Fanelli was employed with Coopers & Lybrand for eight years in various accounting and auditing positions. Mr. Fanelli earned his B.S. in accounting from LaSalle University, and he is a Certified Public Accountant in Pennsylvania.

RONALD F. EMMA has been Senior Vice President and Chief Accounting Officer since January 2007. Mr. Emma had been Senior Vice President of Finance from August 1999 to January 2007. Before that, he was Vice President of Finance. Mr. Emma has been with Hill since 1980. Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells. Mr. Emma has a B.S. in accounting from St. Joseph’s University and is a Certified Public Accountant in New Jersey.

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

CATHERINE H. EMMA has been Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from August 2005 to January 2007. Before that, she served as Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and has held professional memberships with Tri-State Human Resources, the Society for Human Resource Management and the BNA Human Resources Personnel Policies Forum. Ms. Emma is the wife of Ronald F. Emma.

MICHAEL J. PETRISKO has been Senior Vice President and Chief Information Officer since January 2009. He was Vice President and Chief Information Officer from May 2007 to December 2008. Before that, Mr. Petrisko was Director of Global IT Operations for AECOM Technology Corp. from September 2005 to May

2007 and Vice President and Chief Information Officer for DMJM Harris, Inc., a subsidiary of AECOM Technology Corp., a global architecture, engineering and construction management firm, from January 2002 to September 2005. From April 1999 to January 2002, he was Director of Technical Services for Foster Wheeler Corp., an engineering and construction services firm. Mr. Petrisko studied management information technology at Thomas Edison State College and he is a member of the New Jersey Society of Information Management.

Employees

At March 1, 2012, we had 3,168 personnel. Of these individuals 2,493 worked in our Project Management Group, 570 worked in our Construction Claims Group and 105 worked in our Corporate Group. Our personnel at March 1, 2012 included 2,521 full-time employees, 228 part-time employees and 419 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate highly qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site www.sec.gov that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

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

Risks Affecting the Business

Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel.

Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel, and may affect timing and collectibility of our accounts receivable. Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial position.

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect all amounts due from clients. In addition, the political unrest in countries in which we operate has impacted and may in the future impact our collections on accounts receivable. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We currently have existing contracts in Libya. Due to the political unrest in Libya that commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, our work will resume in Libya, where we reopened our office in November 2011. At December 31, 2011, accounts receivable relating to the work performed prior to March 2011 under contracts in Libya was $59.4 million. We are unable to determine the effect this unrest will have on the collectability of the aforementioned accounts receivable. If we are unable to collect these accounts receivable, there could be a significant adverse impact on our liquidity, consolidated results of operations and consolidated financial condition.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and related European restructuring efforts may cause the value of European currencies, including the Euro and British pound sterling, to deteriorate, thus reducing the purchasing power of European clients and reducing the translated amounts of U.S. dollar revenues. For the year ended December 31, 2011, 19% of our total revenue was attributable to European clients. In addition, continuation or worsening of general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

On March 6, 2012, we entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with the administrative agent and lenders under our credit agreement. Under the Second Amendment, the lenders under our revolving credit agreement agreed to waive prior defaults under the revolving credit agreement that we designated (the “Designated Defaults”). Pursuant to the Second Amendment, our total availability under the revolving credit agreement is $100,000,000, which includes a letter of credit sublimit of $35,000,000 (the “Aggregate Commitments”). Also, the Second Amendment extended the maturity date under our revolving credit agreement to March 31, 2014, subject to the requirement that we satisfy certain Required Commitment Reduction Conditions on or before March 31, 2013. If we do not satisfy the Required Commitment Reduction Conditions on or before March 31, 2013, our revolving credit agreement will mature on March 31, 2013. The Required Commitment Reduction Conditions require a permanent reduction in the Aggregate Commitments (as defined in the Second Amendment) to an amount equal or less than $75,000,000. The Second Amendment requires that 100% of the first $25,000,000 of net cash proceeds from any sale of our equity interests plus 50% of all such proceeds in excess of $50,000,000 plus 50% of the portion of the Net Libya Receivable (as defined in the Second Amendment), plus 50% of any payments or distributions to us from HillStone International LLC be applied to reduce the Aggregate Commitments, but not below $60,000,000.

The Company is required to comply with certain financial covenants with respect to leverage ratio, fixed charge ratio, funded indebtedness to net worth ratio as well as other covenants.

If our operating results are not as positive as we expect, that could cause us to be in violation of these covenants. In addition, our current revolving credit agreement may not provide us with sufficient credit to meet all of the future financial needs of our business. We may be unable to increase availability under our current revolving credit agreement or obtain alternative debt or equity financing on terms that would be acceptable to us, or at all.

International operations and doing business with foreign governments expose us to legal, political, operational and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

Our international operations contributed 71.9%, 73.9% and 80.2% of our consulting fee revenue for the years ended December 31, 2011, 2010 and 2009, respectively. There are risks inherent in doing business internationally, including:

•	Lack of developed legal systems to enforce contractual rights;

•	Foreign governments may assert sovereign or other immunity if we seek to assert our contractual rights thus depriving us of any ability to seek redress against them;

•	Greater difficulties in managing and staffing foreign operations;

•	Differences in employment laws and practices which could expose us to liabilities for payroll taxes, pensions and other expenses;

•	Inadequate or failed internal controls, processes, people, and systems associated with foreign operations;

•	Increased logistical complexity;

•	Increased selling, general and administrative expenses associated with managing a larger and more global business;

•	Greater risk of uncollectible accounts and longer collection cycles;

•	Currency exchange rate fluctuations;

•	Restrictions on the transfer of cash from certain foreign countries;

•	Imposition of governmental controls;

•	Political and economic instability;

•	Changes in U.S. and other national government policies affecting the markets for our services and our ability to do business with certain foreign governments or their political leaders;

•	Conflict between U.S. and non-U.S. law;

•	Changes in regulatory practices, tariffs and taxes;

•	Less well established bankruptcy and insolvency procedures;

•	Potential non-compliance with a wide variety of non-U.S. laws and regulations; and

•	General economic, political and civil conditions in these foreign markets.

Any of these factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide and local anti-corruption laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide and local anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition. Our recently acquired businesses are subject to our internal policies. However, because our internal policies are more restrictive than some local laws or customs where we operate, we may be at an increased risk for violations while we train our new employees to comply with our internal policies.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have had and expect to have significant projects in the Middle East and North Africa, including in Afghanistan, Iraq, Syria, Libya, Egypt and Bahrain. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees. Our inability to attract and retain qualified employees to work in these counties could have a material adverse effect on our operations.

Our business is sensitive to oil and gas prices, and fluctuations in oil and gas prices may negatively affect our business.

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Approximately 32% of our consulting fee revenue is derived from our operations in oil and gas producing countries in the Middle East and North Africa. A significant drop in oil or gas prices could lead to a slowdown in construction in these regions, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments. During the years ended December 31, 2011, 2010 and 2009, approximately 40.6%, 52.4% and 52.0%, respectively, of our consulting fee revenue were derived from such contracts.

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

For the year ended December 31, 2011, U.S. federal government contracts and state, regional and local government contracts contributed approximately 2.9% and 16.2%, respectively, of our total consulting fee revenue, and foreign government contracts contributed approximately 21.5% of our total consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring a clearance may be negatively impacted.

Our business is subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to fines, penalties, suspension or debarment.

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. federal government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including Federal Acquisition Regulation and the False Claims Act. We could be subject to fines, penalties or debarment, or suspended from receiving additional contracts with all U.S. government agencies if any one agency finds that we are not in compliance with the appropriate regulations. Although a small percentage of our business is from U.S. government contracts, suspension or debarment from business with the U.S. federal government could have a material adverse effect on our financial results.

Our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to economic sanctions and other trade controls, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts, which could have other repercussions and thus could have a material adverse effect on our financial results.

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

Because our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including the amount, if any, of future appropriations by the applicable contracting governmental agency, it may not be indicative of our future revenue and profits.

At December 31, 2011, our backlog of uncompleted projects under contract or awarded was approximately $2.295 billion. Approximately $1.3 billion of our backlog is related to a contract entered into by our 51% owned HillStone subsidiary to supply building structural systems to TRAC Development Group Ltd. (“TRAC”) in connection with a major housing development in Iraq and $200 million is related to a contract we entered into to provide project management and construction management services to TRAC in connection with the development. These contracts are, among other things, contingent upon TRAC successfully obtaining financing and final government approvals for the development, and we have not yet realized any revenue from these contracts. The inability to obtain such financing or governmental approvals, or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receive. Included in our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. A significant amount of our backlog is derived from ID/IQ contracts and we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts.

We depend on the continued services of our executive officers. We cannot assure you that we will be able to retain the services of these individuals.

We are dependent upon the efforts and service of our executive officers, particularly Irvin E. Richter, our Chairman and Chief Executive Officer, and David L. Richter, our President and Chief Operating Officer, because of their knowledge, experience, skills and relationships with major clients and other members of our management team. Irvin E. Richter has served as our Chief Executive Officer since 1976. The loss of the services of our key executive officers, and particularly one or both of these individuals, for any reason, could have an adverse effect on our operations.

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

We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. Professional liability policies are “claims made” policies. Thus, only claims made during the term of the policy are covered. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

The project management and construction claims businesses are highly competitive and if we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

The project management and construction claims industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. If we cannot compete effectively with our competitors, or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results may differ materially from our expectations.

We have acquired and may continue to acquire businesses as strategic opportunities arise and may be unable to realize the anticipated benefits of those acquisitions, or if we are unable to take advantage of strategic acquisition situations, our ability to expand our business may be slowed or curtailed.

Over the past 15 years, we have acquired 20 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisitions terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us. Some of the financial, business and operational risks associated with acquisitions include:

•	Unexpected losses of key personnel or clients of the acquired business;

•	Difficulties arising from the increasing scope, geographic diversity and complexity of our operations;

•	Difficulties in integrating diverse corporate cultures and management styles;

•	Increased costs to improve or coordinate managerial, operational, financial and administrative systems;

•	Dilutive issuances of equity securities;

•	Increased amortization expense of acquired intangible assets;

•

Changes in future market conditions could materially affect the determination of fair value and/or the impairment of goodwill acquired in connection with business combinations may result in future impairment charges;

•	Undisclosed or unknown liabilities associated with the acquired business;

•	Diversion of management’s attention from other business concerns; and

•	Adverse effects on existing business relationships with clients.

In addition, managing the growth of our operations will require us to continually increase and improve our operational, financial and human resources management and our internal systems and controls. If we are unable to manage growth effectively or to successfully integrate acquisitions or if we are unable to grow our business, that could have a material adverse effect on our business.

We may fail to realize expected values from our strategy of pursuing new business development opportunities.

We intend to pursue new business opportunities focused primarily on providing development services in real estate infrastructure markets as part of our growth strategy. We can provide no assurance that new business development opportunities will be successful or that we will be able to sustain our growth through these new development opportunities. To the extent that these new business development opportunities are not feasible or are not profitable, we may fail to realize expected future growth. In particular, our 51%-owned subsidiary, HillStone intends to provide low-cost yet high durability housing primarily in developing countries. We expect to provide project management and construction management service in connection with the development projects contracted by HillStone. A contract entered into by HillStone to supply building structural systems to TRAC accounted for $1.3 billion and a contract we entered into to provide project management and construction management services to TRAC accounted for $200 million of the total backlog of $2.295 billion as of December 31, 2011. This contract is contingent upon TRAC successfully obtaining financing and final government approvals. We expect HillStone could be a significant contributor to our expected growth over the next several years. To the extent that HillStone or other opportunities we pursue do not perform to our expectations, we may fail to achieve a significant portion of our expected future growth. To date, HillStone has generated no revenue.

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

Our effective tax rate may increase or decrease.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. An increase or decrease in our effective tax rate could have a material adverse impact on our financial condition and results of operations.

If our internal controls prove to be ineffective, it could impact our business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls or otherwise, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Our use of accounting estimates involves judgment and could impact our financial results.

The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. Our most critical accounting estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under “Critical Accounting Policies.” In addition, as discussed in Note 16, “Commitments and Contingencies,” we make certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

Risks Related to Ownership of Our Common Stock

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

The stock markets, including the New York Stock Exchange on which our common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	Our operating performance and the performance of other similar companies;

•	Actual or anticipated differences in our operating results;

•	Changes in our revenue or earnings estimates or recommendations by securities analysts;

•	Publication of research reports about us or our industry by securities analysts;

•	Additions and departures of key personnel;

•	Speculation in the press or investment community;

•	Actions by institutional stockholders;

•	Changes in accounting principles;

•	Terrorist acts and other events affecting political, economic or civil conditions in one or more foreign countries in which we operate; and

•	General market conditions, including factors unrelated to our performance.

Future sales of our common and preferred stock may depress the price of our common stock.

As of March 1, 2012, there were 38,503,403 shares of our common stock outstanding. An additional 3,821,541 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock with terms that are determined by our Board of Directors and additional options and warrants to purchase shares of our common stock without stockholder approval. In addition, we recently registered for issuance of 20,000,000 shares and 8,000,000 shares with the SEC. These shares may be used for working capital and general corporate purposes, or used in future acquisitions, respectively, subject to the restrictions of our credit agreement. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our revolving credit agreement. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are able to issue shares of preferred stock with greater rights than our common stock.

Our Board of Directors is authorized to issue one or more series of preferred stock from time to time without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over our common stock with respect to dividends and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or other terms, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Provisions in our organizational documents and Delaware law could discourage potential acquisition proposals, could delay or prevent a change in control of the Company that our stockholders may consider favorable and could adversely affect the market value of our common stock.

Provisions in our organizational documents and Delaware law could discourage potential acquisition proposals, could delay or prevent a change in control of the Company that our stockholders may consider favorable and could adversely affect the market value of our common stock. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	Our Board of Directors is expressly authorized to make, alter or repeal our bylaws;

•

Our Board of Directors is divided into three classes of service with staggered three-year terms. This means that only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms;

•	Our Board of Directors is authorized to issue preferred stock without stockholder approval;

•

Only our Board of Directors, Chairman of the Board, our Chief Executive Officer or the holders of a majority in amount of our capital stock issued and outstanding and entitled to vote may call a special meeting of stockholders; this means that minority stockholders cannot force stockholder consideration of a proposal, including a proposal to replace our Board of Directors, by calling a special meeting of stockholders prior to such time authorized by our Board of Directors, Chairman of the Board, our Chief Executive Officer or the holders of a majority in amount of our capital stock issued and outstanding and entitled to vote;

•	Our bylaws require advance notice for stockholder proposals and director nominations;

•	Our bylaws limit the removal of directors and the filling of director vacancies; and

•

We will indemnify officers and directors against losses that may incur in connection with investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

These provisions may make it more difficult for stockholders to take specific corporate actions and could have the effect of delaying or preventing a change in control of the Company.

In addition, Section 203 of the Delaware General Corporation Law imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding common stock. This provision is applicable to Hill and may have an anti-takeover effect that may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in the stockholder’s best interest. In general, Section 203 could delay for three years and impose conditions upon “business combinations” between an “interested shareholder” and Hill, unless prior approval by our Board of Directors is given. The term “business combination” is defined broadly to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. An “interested shareholder,” in general, would be a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation’s voting stock.

A small group of stockholders own a large quantity of our common stock thereby potentially exerting significant influence over the Company.

As of December 31, 2011, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 38% of our common stock. This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

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

Following are our principal worldwide office locations and the geographic regions in which we reflect their operations:

U.S./Canada	Europe	Middle East
Atlanta, GA	Athens, Greece	Abu Dhabi, UAE
Austin, TX	Baku, Azerbaijan	Aqaba, Jordan
Baltimore, MD	Barcelona, Spain	Damascus, Syria
Bellevue, WA	Belgrade, Serbia	Doha, Qatar
Bensalem, PA	Birmingham, UK	Dubai, UAE
Boston, MA	Bristol, UK	Jeddah, Saudi Arabia
Columbus, OH	Bucharest, Romania	Manama, Bahrain
Dallas, TX	Daresbury, UK	Musqat, Oman
Danbury, CT	Dusseldorf, Germany	Riyadh, Saudi Arabia
Granite Bay, CA	Edinburgh, Scotland	Sharq, Kuwait
Houston, TX	Glasgow, Scotland
Irvine, CA	Hong Kong, China	North Africa
Jacksonville, FL	Istanbul, Turkey	Cairo, Egypt
Las Vegas, NV	Leeds, UK	Casablanca, Morocco
Lemont Furnace, PA	London, UK	Tripoli, Libya
Los Angeles, CA	Madrid, Spain
Marlton, NJ	Munich, Germany
Miami, FL	Teesside, UK	Asia/Pacific
Montgomeryville, PA	Warsaw, Poland	Beijing, China
New Orleans, LA	Winchester, UK	Brisbane, Australia
New York, NY		Danang City, Vietnam
North Canton, OH	Latin America	Ho Chi Min, Vietnam
Ontario, CA	Mexico City, Mexico	Kuala Lumpur, Malaysia
Orlando, FL	Parauapebas, Brazil	Perth, Australia
Palm Coast, FL	Rio de Janeiro, Brazil	Shanghai, China
Perrysburg, OH	Santiago, Chile	Singapore
Philadelphia, PA	Sao Paulo, Brazil	Sydney, Australia
Phoenix, AZ	Trinidad and Tobago	Tokyo, Japan
Pittsburgh, PA
Portland, OR
Portsmouth, OH
San Diego, CA
San Ramón, CA
Spokane, WA
State College, PA
Tampa, FL
Toronto, Canada
Vancouver, Canada
Washington, DC

Item 3.	Legal Proceedings.

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately

$27,052,000) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. On June 29, 2011, the parties executed a settlement agreement under which Al Areen paid to the Company the sum of 394,000 Bahraini Dinars (approximately $1,043,000) and withdrew its claims against the Company. During 2009, the Company had reserved $531,000. During 2011, the Company wrote off the remaining $227,000.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIL.” The following table includes the range of high and low sales prices for our common stock as reported on the NYSE for the periods presented.

	Price Range
	High	Low
2011
Fourth Quarter	$5.99	$4.30
Third Quarter	6.41	3.92
Second Quarter	7.38	3.75
First Quarter	6.96	4.70

2010
Fourth Quarter	$6.63	$4.29
Third Quarter	5.31	3.59
Second Quarter	6.79	3.80
First Quarter	6.65	4.78

Stockholders

As of March 1, 2012, there were 105 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As a result, we believe there are more than 5,000 beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. The payment of any dividends is within the discretion of our Board of Directors. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and other capital needs and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

None.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2006 to December 31, 2011 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company is a component stock) and a peer group, which consists of the following ten companies: AECOM Technology Corp. (ACM), Michael Baker Corp. (BKR), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), Navigant Consulting, Inc. (NCI), Tutor Perini Corp. (TPC), Tetra Tech, Inc. (TTEK), and URS Corp. (URS).

	2007	2008	2009	2010	2011
Hill International, Inc	$198.17	$98.46	$87.27	$90.48	$71.88
Russell 2000 Index	98.45	65.18	82.90	105.16	100.75
Peer Group	175.12	117.17	111.20	132.31	107.39

Item 6.	Selected Financial Data.

The following is selected financial data from the Company’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with the Company’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands, except for earnings per share data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Data:
Consulting fee revenue	$399,254	$382,099	$364,010	$333,882	$203,118
Reimbursable expenses	102,202	69,659	57,772	46,600	87,205

Total revenue	501,456	451,758	421,782	380,482	290,323

Cost of services	227,991	213,349	209,052	183,485	107,447
Reimbursable expenses	102,202	69,659	57,772	46,600	87,205

Total direct expenses	330,193	283,008	266,824	230,085	194,652

Gross profit	171,263	168,750	154,958	150,397	95,671
Selling, general and administrative expenses	175,312	151,634	136,683	131,857	80,280
Equity in earnings of affiliates	(190)	(1,503)	(8,222)	(3,658)	(2,221)

Operating (loss) profit	(3,859)	18,619	26,497	22,198	17,612
Interest expense (income), net	7,262	3,144	1,737	(134)	433

(Loss) earnings before income taxes	(11,121)	15,475	24,760	22,332	17,179
Income tax (benefit) expense	(6,186)	481	4,577	3,654	2,788

Consolidated net (loss) earnings	(4,935)	14,994	20,183	18,678	14,391
Less: net earnings—noncontrolling interests	1,082	778	713	1,027	247

Net (loss) earnings attributable to Hill International, Inc.	$(6,017)	$14,216	$19,470	$17,651	$14,144

Basic earnings per common share—Hill International, Inc.	$(0.16)	$0.36	$0.49	$0.43	$0.53

Basic weighted average common shares outstanding	38,414	39,258	39,659	40,809	26,720

Diluted earnings per common share— Hill International, Inc.	$(0.16)	$0.36	$0.49	$0.43	$0.45

Diluted weighted average common shares outstanding	38,414	39,824	40,124	41,148	31,387

	As of December 31,
	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Cash and cash equivalents	$17,924	$39,406	$30,923	$20,430	$66,128
Accounts receivable, net	197,906	180,856	130,900	118,124	83,151
Current assets	231,833	237,466	183,602	161,492	162,428
Total assets	407,512	370,851	291,539	254,041	207,199
Current liabilities	108,800	104,465	82,657	80,563	59,648
Total debt	94,759	74,959	28,244	18,887	3,312
Stockholders’ equity:
Hill International, Inc. share of equity	$154,136	$161,091	$155,635	$135,506	$128,371
Noncontrolling interests	18,258	7,005	4,005	3,510	259

Total equity	$172,394	$168,096	$159,640	$139,016	$128,630

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Recent regional civil unrest and global economic conditions, including disruption of certain financial markets, has adversely affected our business and results of operations, primarily by disrupting our clients’ businesses and limiting our access to credit. Continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact days sales outstanding and further adversely affect our results of operations.

We currently have open contracts in Libya. Due to the recent political unrest commencing there in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work will resume in Libya where we reopened our office in November 2011. At December 31, 2011 the accounts receivable related to the work performed under contracts in the region was $59,398,000. We are unable to determine the effect the political and economic uncertainty will have on the collectibility of the accounts receivable. We believe that the amounts due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.

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

CFR increased $17,155,000, or 4.5%, from $382,099,000 in 2010 to $399,254,000 in 2011. CFR for the project management segment increased $4,321,000 principally due to the acquisition of Engineering S.A., dck and TCM offset by decreases in Libya and Iraq. CFR for the construction claims segment increased $12,834,000 due primarily to the full year effect of MLL and strong organic growth in the Middle East, primarily Saudi Arabia, and the United States, primarily Florida and New Jersey.

Reimbursable expenses increased $32,543,000, or 46.7%, from $69,659,000 in 2010 to $102,202,000 in 2011 principally due to the higher use of subcontractors New York.

Cost of services increased $14,642,000, or 6.9%, from $213,349,000 in 2010 to $227,991,000 in 2011 as a result of an increase in employees and other direct expenses for the acquired companies, offset by decreases in Libya and Iraq.

Gross profit increased $2,513,000, or 1.5%, from $168,750,000 in 2010 to $171,263,000 in 2011 due to the increases in CFR. Gross profit as a percent of CFR decreased from 44.2% in 2010 to 42.9% in 2011 principally due to lower gross profit percentages at Engineering S.A. and the reduced work in Libya where percentages were higher than average for the Company.

Selling, general and administrative expenses increased $23,678,000, or 15.6%, principally due to $19,611,000 in expenses at the acquired companies and an increase of $2,736,000 in staff costs in support of expanded operations and growth.

Equity in earnings of affiliates decreased $1,313,000 from $1,503,000 in 2010 to $190,000 in 2011 due primarily to the completion of the Iraq Reconstruction Program work for our affiliate, Stanley Baker Hill (“SBH”), in the fourth quarter of 2010.

Income taxes decreased $6,667,000 from $481,000 in 2010 to ($6,186,000) in 2011 as our pre-tax income decreased $26,596,000 from $15,475,000 in 2010 to a loss of ($11,121,000) in 2011. The effective tax rate was 55.6% in 2011 compared with 3.1% in 2010.

Net (loss) attributable to Hill was ($6,017,000) in 2011 compared to net earnings of $14,216,000 in 2010. Diluted (loss) per common share was ($0.16) in 2011 based upon 38,414,000 diluted common shares outstanding compared to $0.36 in 2010 based upon 39,824,000 diluted common shares outstanding.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2011 and 2010, the allowance for doubtful accounts was $9,181,000 and $9,457,000, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment in our third fiscal quarter or more frequently if events or circumstances indicate that there may be an impairment. We have determined that we have two reporting units, the Project Management unit and the Construction Claims unit. We made that determination based on the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base in each of these units. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for Hill, the period over which cash flows will occur, and determination of the weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges. On July 1, 2011, the Company performed its annual impairment test. Based on the results, the Company determined that there was no impairment. During 2011, as one of our assumptions, we utilized a control premium which is in addition to those used in prior years. We believe that this new assumption is an important element in determining the fair value of our reporting units. Including the use of the control premium, the fair values of our reporting units significantly exceeded their carrying values.

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

Results of Operations

Year Ended December 31, 2011 Compared to

Year Ended December 31, 2010

Consulting Fee Revenue (“CFR”)

	2011		2010		Change
	(dollars in thousands)
Project Management	$290,787	72.8%	$286,466	75.0%	$4,321	1.5%
Construction Claims	108,467	27.2	95,633	25.0	12,834	13.4

Total	$399,254	100.0%	$382,099	100.0%	$17,155	4.5%

The increase in Hill’s CFR for 2011 over 2010 was comprised of an increase of 15.4% from acquisitions, partially offset by an organic decrease of 10.9%. The organic decrease in CFR is primarily due to decreases in Libya and Iraq.

During 2011, Hill’s project management CFR included an increase of 18.8% due to the full-year effect of the 2010 acquisitions of dck and TCM and the 2011 acquisition of Engineering S.A., partially offset by an organic decrease of 17.3% primarily in Libya and Iraq. The increase in project management CFR consisted of a $10,922,000 increase in domestic projects and a decrease of $6,601,000 in foreign projects. The increase in domestic projects resulted primarily of the full-year effect of the 2010 acquisitions of dck and TCM as well as increases in the Western region. The decrease in foreign project management CFR was primarily due to decreases of $50,976,000 in Libya where work stopped in February 2011 due to the political unrest and $11,621,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $42,689,000 from Engineering S.A. which was acquired on February 28, 2011 and an increase of $11,916,000 in the Middle East, primarily Saudi Arabia.

During 2011, Hill’s construction claims CFR included an increase of 5.3% due to the acquisition of MLL and an organic increase of 8.1% primarily in the Middle East and United States.

Reimbursable Expenses

	2011		2010		Change
	(dollars in thousands)
Project Management	$98,928	96.8%	$66,330	95.2%	$32,598	49.1%
Construction Claims	3,274	3.2	3,329	4.8	(55)	(1.7)

Total	$102,202	100.0%	$69,659	100.0%	$32,543	46.7%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in project management reimbursable expenses was due primarily to increased use of subcontractors of $29,959,000 in our New York office.

Cost of Services

	2011			2010			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$178,336	78.2%	61.3%	$171,124	80.2%	59.7%	$7,212	4.2%
Construction Claims	49,655	21.8	45.8	42,225	19.8	44.2	7,430	17.6

Total	$227,991	100.0%	57.1%	$213,349	100.0%	55.8%	$14,642	6.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in the Middle East and the acquisitions of TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct labor in the Middle East and Australia in support of the increases in CFR.

Gross Profit

	2011			2010			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$112,451	65.7%	38.7%	$115,342	68.4%	40.3%	$(2,891)	(2.5)%
Construction Claims	58,812	34.3	54.2	53,408	31.6	55.8	5,404	10.1

Total	$171,263	100.0%	42.9%	$168,750	100.0%	44.2%	$2,513	1.5%

The decrease in project management gross profit included a decrease of $7,400,000 from foreign operations and an increase of $4,509,000 in domestic operations. The decrease in foreign operations included decreases of $27,844,000 in Libya and Iraq, partially offset by increases of $14,400,000 from Engineering S.A. and $4,355,000 in the Middle East. The increase in domestic operations includes increases of $5,400,000 from TCM and dck which were acquired in 2010. The decrease in the project management gross profit percentage is due to the effect of a lower gross profit percentage at Engineering S.A. and the reduced work in Libya where percentages were higher than average for the Company.

The increase in construction claims gross profit of $5,404,000 was driven by increases of $3,496,000 from a full year of MLL and $1,848,000 from the Middle East, due to new work in Saudi Arabia.

Selling, General and Administrative (“SG&A”) Expenses

	2011		2010		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$175,312	43.9%	$151,634	39.7%	$23,678	15.6%

The increase in SG&A included increases of $19,611,000 from the MLL, dck, TCM and Engineering S.A. acquisitions.

The significant components of the change in SG&A are as follows:

•

An increase in unapplied and indirect labor expense of $12,437,000 including $9,701,000 from MLL, dck, TCM and Engineering S.A., $1,023,000 from the United Kingdom where utilization was low during the first quarter of 2011 and $868,000 in corporate primarily in support of real estate development-related projects;

•	An increase in amortization expense of $5,104,000 from intangible assets of businesses acquired in 2010 and 2011;

•

An increase of $1,786,000 in rent expense, including $760,000 from acquired companies, $432,000 from London where a move early in 2011 caused some overlapping in rental costs, $186,000 for the early termination of our space in Northern New Jersey and $175,000 for expanded space in the Middle East;

•	An increase of $1,491,000 in administrative travel costs primarily in overseas business development and for costs associated with the acquisition and integration of Engineering S.A.; and

•	an increase in bad debt expense of $944,000 due primarily to a reserve of $1,600,000 related to a Saudi Arabia joint venture.

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $1,313,000 from $1,503,000 in 2010 to $190,000 in 2011, primarily due to the termination of work in Iraq by SBH where our contract was completed at the end of 2010 and a decrease from Hill TMG where work was completed in 2010.

Our share of the earnings of SBH decreased by $1,171,000 in 2011, because the assignment was completed in the fourth quarter of 2010. SBH was a joint venture between Stanley Consultants, Inc., Michael Baker, Jr., Inc. and us. SBH is currently going through the liquidation process.

Our share of the earnings of Hill TMG decreased by $300,000 in 2011. Hill TMG was a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG managed the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Our share of the earnings of Hill Petrol was $210,000 in 2011. Hill Petrol was a joint stock company formed on November 20, 2007 between us, the Egyptian National Gas Holding Company (“EGAS”) and the Egyptian Natural Gas Company (“GASCO”). The ownership interests of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects. Hill Petrol is currently going through the liquidation and dissolution process.

Operating (Loss) Profit:

	2011		2010		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$17,673	6.0%	$34,568	12.1%	$(16,895)	(48.9)%
Equity in earnings of affiliates	190	0.1	1,503	0.5	(1,313)	(87.4)

Total Project Management	17,863	6.1	36,071	12.6	(18,208)	(50.5)
Construction Claims	9,488	8.7	10,011	10.5	(523)	(5.2)
Corporate	(31,210)		(27,463)		(3,747)	13.6

Total	$(3,859)	(1.0)%	$18,619	4.9%	$(22,478)	(120.7)%

The operating profit decrease was due primarily to the loss in revenue and profit from disrupted operations in Libya, the completion of the Iraq project at the end of 2010 and a decrease in work in the United Kingdom construction claims business. This was partially offset by increases in profit from the acquired companies, the Middle East and domestic operations.

The decrease in Project Management operating profit primarily included a decrease of $21,377,000 in Libya due to work stoppage caused by the political unrest and a decrease of $5,055,000 in Iraq where work concluded at the end of 2010. These decreases were partially offset by an increase in operating profit of $3,687,000 in the Middle East as a result of several new projects in Saudi Arabia and Abu Dhabi, the contribution from Engineering S.A. of $1,712,000 and an increase of $1,717,000 from TCM and dck.

The decrease in operating profit for the Construction Claims group was primarily due to a decrease of $3,136,000 in the United Kingdom where work slowed down during the early part of 2011 partially due to the settlement of a client’s case on a large assignment. This was partially offset by increased profits from MLL and the United States.

Corporate expense was held to an increase of $3,747,000 over the prior year with $1,240,000 in increased labor and travel cost primarily in support of real estate development efforts and a reserve of $1,600,000 related to a Saudi Arabia joint venture.

Interest Expense, net

Net interest expense increased $4,118,000 to $7,262,000 in 2011 as compared with $3,144,000 in 2010, primarily due to increased borrowings driven primarily by the 2010 acquisitions of MLL, TCM and dck, the 2011 acquisition of Engineering S.A., higher interest rates and fees related to the forbearance agreement and the first amendment to our credit agreement, and the delay in the collection of Libyan receivables.

Income Taxes

In 2011, the income tax benefit was ($6,186,000) compared to an income tax expense of $481,000 in 2010. The effective income tax expense rates for 2011 and 2010 were 55.6% and 3.1%, respectively. The increase to the Company’s effective tax rate during the year was a result of the mix of the income tax benefit related to the U.S. net operating loss and the income tax expense related to the pre tax earnings of the foreign subsidiaries taxed at lower rates. The Company recognized an income tax benefit in 2011 and 2010 of 6,932,000 and $4,148,000, respectively related to net operating losses from U.S. operations. Of the total tax benefit, $1,059,000 was received as a refund from the carryback of a portion of the taxable loss to offset taxable income in the 2008 and 2009 federal income tax returns. The remaining benefit, after adjusting the net operating loss to agree the 2010 book amount to the actual amounts reported on the tax returns and to reflect the internal revenue service examination adjustments, is recorded as a deferred tax asset and relates to cumulative net operating loss that will be carried forward to future years. It is anticipated that these losses will be offset by future profits from US operations, primarily related to the Company’s 51% interest in HillStone International LLC and/or through tax planning strategies.

In addition, four items materially affected the Company’s effective tax rate during 2011. The Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,515,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns and the favorable resolution of a Kazakhstan withholding tax issue. An income tax benefit of $347,000 resulted from adjustments to agree the 2010 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. In addition, a tax benefit was recognized in the amount of $18,000 representing the tax effect on unrealized foreign exchange losses generated in the United Kingdom which are included as a deduction on the local tax returns. These benefits were offset by an increase in the reserves for uncertain tax positions of $609,000, related primarily to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would 44.5% in 2011.

In 2010, the Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,654,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns. An income tax benefit of $1,416,000 resulted from adjustments to agree the 2009 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. In addition, a tax benefit was recognized in the amount of $329,000 representing the tax effect on unrealized foreign exchange losses generated in the United Kingdom which are included as a deduction on the local tax returns. These benefits were offset by an increase in the reserves for uncertain tax positions of $5,368,000, related primarily to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would have been a benefit of 9.6% in 2010.

Net (Loss) Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for 2011 was ($6,017,000) or ($0.16) per diluted common share based on 38,414,000 diluted common shares outstanding, as compared to net earnings for 2010 of $14,216,000 or $0.36 per diluted common share based upon 39,824,000 diluted common shares outstanding. The diluted earnings per share for 2011 were impacted by a change in diluted shares outstanding as a result of the full year effect of the 2010 repurchase of common shares under our stock repurchase program. Net loss was ($6,017,000) in 2011 compared to net income of $14,216,000 in 2010, which was principally due to the temporary suspension of our work in Libya and the completion of our work on the Iraq Reconstruction Program in late 2010.

Year Ended December 31, 2010 Compared to

Year Ended December 31, 2009

Consulting Fee Revenue (“CFR”)

	2010		2009		Change
	(dollars in thousands)
Project Management	$286,466	75.0%	$276,811	76.0%	$9,655	3.5%
Construction Claims	95,633	25.0	87,199	24.0	8,434	9.7

Total	$382,099	100.0%	$364,010	100.0%	$18,089	5.0%

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

Reimbursable Expenses

	2010		2009		Change
	(dollars in thousands)
Project Management	$66,330	95.2%	$55,176	95.5%	$11,154	20.2%
Construction Claims	3,329	4.8	2,596	4.5	733	28.2

Total	$69,659	100.0%	$57,772	100.0%	$11,887	20.6%

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

Cost of Services

	2010			2009			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$171,124	80.2%	59.7%	$168,449	80.6%	60.9%	$2,675	1.6%
Construction Claims	42,225	19.8	44.2	40,603	19.4	46.6	1,622	4.0

Total	$213,349	100.0%	55.8%	$209,052	100.0%	57.4%	$4,297	2.1%

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

Gross Profit

	2010			2009			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$115,342	68.4%	40.3%	$108,362	69.9%	39.1%	$6,980	6.4%
Construction Claims	53,408	31.6	55.8	46,596	30.1	53.4	6,812	14.6

Total	$168,750	100.0%	44.2%	$154,958	100.0%	42.6%	$13,792	8.9%

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

The increase in SG&A expenses was partially attributable to an increase of $11,580,000 from the acquisitions of Boyken, TRS, dck, TCM and MLL. The significant components of the change are as follows:

•

An increase in unapplied labor expense of $10,996,000 including $6,643,000 from Boyken, TRS, dck, TCM and MLL and $4,353,000 in organic increases in labor to support the growth in operations. Unapplied labor represents the labor cost of operating staff for time charged to business development, administration, vacation, holidays and other non-billable tasks.

•

An increase in amortization expense of $2,007,000 primarily due to $1,783,000 for Boyken, TRS, dck, TCM and MLL and an increase of $328,000 for Gerens Hill due to the December 2009 purchase by Hill of an additional 4% interest in that company. Amortization relates to acquired intangibles, such as, trade names, client relationships and acquired contract rights.

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

Our share of the earnings of Hill TMG decreased $717,000, from $1,017,000 in 2009 to $300,000 in 2010. Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG is managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East. Work on these projects was completed in 2010.

Operating (Loss) Profit:

	2010		2009		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$34,568	12.1%	$35,095	12.7%	$(527)	(1.5)%
Equity in earnings of affiliates	1,503	0.5	8,222	3.0	(6,719)	(81.7)

Total Project Management	36,071	12.6	43,317	15.6	(7,246)	(16.7)
Construction Claims	10,011	10.5	8,277	9.5	1,734	20.9
Corporate	(27,463)		(25,097)		(2,366)	9.4

Total	$18,619	4.9%	$26,497	7.3%	$(7,878)	(29.7)%

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

Interest Expense (Income), net

Net interest expense increased $1,407,000 to $3,144,000 in 2010 as compared with a net interest expense of $1,737,000 in 2009, primarily due to increased borrowing under the Company’s senior credit facility driven by the acquisitions and the purchase of treasury stock.

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

During 2011, the Company was in violation of certain of the financial covenants relating to the consolidated leverage ratio and the consolidated fixed charge ratio covenants and certain administrative covenants and, on June 29, 2011, the Company entered into a Forbearance Agreement, which was amended on August 16, 2011 and September 30, 2011 (as so amended, the “Forbearance Agreement”), whereby, among other things, the Lenders agreed to forbear from enforcing their remedies against the Company with respect to the Company’s previously disclosed failure to comply with financial covenants under the Credit Agreement. On October 17, 2011, the Parties entered into a Forbearance and First Amendment to Credit Agreement (the “Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to forbear from enforcing their remedies against the Company’s failure to comply with specified defaults (“Defined Defaults”) under the Credit Agreement. Specifically, the Lenders agree to forbear from enforcing their remedies against the Company with respect to the Company’s failure to comply with Defined Defaults through the earlier of (a) March 31, 2012 if the Company pays a fee of 0.60% of the Lenders’ aggregate commitments under the Credit Agreement by January 1, 2012 (the “Forbearance Extension Fee”); (b) January 1, 2012, if the Company does not pay the Forbearance Extension Fee by January 1, 2012; or (c) the date on which there is an occurrence of any Event of Default (as defined in the Credit Agreement) other than the Defined Defaults (the “Forbearance Period”).

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

Additionally, the Company is precluded from certain activities, including limiting the amount of cash it accumulates, and is required to take certain actions, including providing additional monthly reporting to the Lenders. The Amendment also contains revised covenants with which the Company must comply regarding its consolidated fixed charge coverage ratio, the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, and the aggregate public equity value of the Company’s common stock, as well as other covenants and certain restrictions relating to the retention of a financial advisor, the delivery of a refinancing proposal, updated financial projections, schedules and certificates, and Trademark Security Agreement to the Agent and other affirmative and negative covenants and events of default customary for facilities of its type. In connection with the Amendment, the Company paid the Lenders aggregate fees equal to 0.40% of the Lenders’ aggregate commitments under the Credit Facility, or $400,000. The Company also paid approximately $750,000 to the Agent as reimbursement for its out-of-pocket costs incurred in connection with the Amendment.

At December 31, 2011, total borrowings under the Credit Agreement amounted to $77,000,000 with interest at 6.75%. As of December 31, 2011, we had $18,794,000 in outstanding letters of credit. Due to conditions of the Credit Agreement, as amended, total remaining availability at December 31, 2011 was $3,000,000.

On March 6, 2012, the Company, the Administrative Agent and the Lenders (the “Parties”) entered into a Limited Waiver and Second Amendment to Credit Agreement (the “Second Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to waive the Company’s failure to comply with specified defaults (“Designated Defaults”) under the Credit Agreement. The total availability under the Second Amendment is $100,000,000 which includes a letter of credit sublimit of $35,000,000 (the “Aggregate Commitments”). The Company is required to comply with the following financial covenants:

(a) the consolidated leverage ratio for (i) each period ending June 30, 2012, September 30, 2012 and December 31, 2012 will not be greater than 7.00 to 1.00; (ii) the period ending March 31, 2013 will not be greater than 4.25 to 1.00; (iii) the period ending June 30, 2013 will not be greater than 4.00 to 1.00; (iv) the period ending September 30, 2013 will not be greater than 3.75 to 1.00; and (v) the periods ending on or after December 31, 2013 will not be greater than 3.50 to 1.00;

(b) the consolidated fixed charge coverage ratio for (i) the two quarters ending March 31, 2012 and the three quarters ending June 30, 2012 will not be less than 1.00 to 1.00 and (ii) for the periods ending on or after September 30, 2012 will not be less than 1.25 to 1.00; and

(c) the consolidated funded indebtedness ratio will not be less than 0.65 to 1.00 for each period ending on or after June 30, 2012.

The Second Amendment requires that 100% of the first $25,000,000 of proceeds from the sale of any equity interests plus 50% of all such proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. The Company paid an amendment fee equal to 0.15% of the Aggregate Commitments as of the effective date of the Second Amendment and must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee equal to 2.0% of the total outstandings (borrowings plus letters of credit). The deferred fee will accrue from the effective date of the Second Amendment and is payable on the earliest to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) and (z) the maturity date.

We currently have eight additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at December 31, 2011) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at December 31, 2011 was 1.51%, plus 3.00%, (or 4.51%) but no less than 5.50%. At December 31, 2011, outstanding borrowings under this facility totaled 8,301,000 AED (approximately $2,260,000). The facility also allows for up to 150,000,000 AED (approximately $40,836,000 at December 31, 2011) in Letters of Guarantee of which 132,133,000 AED (approximately $35,973,000) was utilized December 31, 2011. This facility is being renewed on a month-to-month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,296,000 at December 31, 2011), with interest rates at 1.48% plus Egnatia Bank’s prime rate of 5.00% (or 6.48%) at December 31, 2011, collateralized by certain assets of our company. There were no borrowings under this facility at December 31, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,832,000) of which €1,270,000 (approximately $1,645,000) was utilized at December 31, 2011. The loan has an expiration date of April 30, 2012. The company plans to review this facility prior to the expiration date.

•

An unsecured credit facility with a bank in Spain for €1,500,000 (approximately $1,944,000 at December 31, 2011). The interest rate on that facility is the three-month EURIBOR rate which at December 31, 2011 was 1.94% plus 3.00%, (or 4.94%) but no less than 5.00%. At December 31, 2011 there were no outstanding borrowings under this facility which expires on December 23, 2013.

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $776,000 at December 31, 2011) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at December 31, 2011 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. There were no outstanding borrowings under this facility as of December 31, 2011. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings with interest at 6.50% of up to €4,870,000 (approximately $6,311,000) of which €3,319,000 (approximately $4,301,000) was utilized at December 31, 2011. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $458,000) and €689,000 (approximately $893,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens Hill resulting from the Credit Contracts, Gerens Hill took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

Three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $913,000, $107,000 and $537,000, respectively), with monthly interest rates of 2.87%, 8.70% and 1.50%, respectively. There were no borrowings outstanding on any of these facilities at December 31, 2011 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the recent political unrest commencing in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work will resume in Libya where we reopened our office in November 2011. At December 31, 2011, the accounts receivable related to the work performed under contracts in Libya was $59,398,000. We are unable to determine the effect this unrest will have on the collectibility of the accounts receivable. We believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

Acquisitions

On February 28, 2011, our subsidiary, Gerens Hill International, S.A.(“Gerens Hill”) acquired an indirect 60% interest in Engineering S.A., a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $13,392,000 on that date). Minimum additional payments are due on April 30, 2012 and 2013 in the amount of BR7,400,000 (approximately $4,464,000 each). Under certain circumstances, we may be required to pay BR5,000,000 (approximately $3,016,000) in addition to the minimum payments.

In December 2011 and January 2012, we received three letters expressing written intention to exercise their put option pursuant to the Investment and Shareholders Agreement dated February 15, 2008 among Gerens Hill, us and the other parties thereto. As a result, we will be required to pay by the end of April 2012 approximately €1,758,000 (approximately $2,343,000) for an additional interest of 6.13% of Gerens Hill. Following the acquisition of such interests, the Company will indirectly own approximately 75% of Gerens Hill.

Operations

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for borrowings up to $80,000,000 with a consortium of banks led by Bank of America. At December 31, 2011, availability under the Credit Agreement was $3,000,000. On March 6, 2012, we amended the Credit Agreement to provide for total amounts outstanding (that is, the sum of borrowings plus outstanding letters of credit) amounting to $100,000,000.

Sources of Additional Capital

At December 31, 2011, our cash and cash equivalents amounted to approximately $17,924,000 of which $1,719,000 is on deposit in the U.S. and $16,205,000 is on deposit in foreign locations.

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2011

For the year ended December 31, 2011, our cash and cash equivalents decreased by $21,482,000 to $17,924,000. Cash used in operations was $10,470,000, cash used in investing activities was $20,336,000 and cash provided by financing activities was $9,249,000. We also experienced an increase in cash of $75,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2011 was $10,470,000. Cash used in operations is comprised of consolidated net losses of ($4,935,000) adjusted by non-cash items and working capital changes such as:

•	Non-Cash Items:

•	Depreciation and amortization of $15,640,000;

•	Bad debt expense of $3,178,000;

•	Deferred taxes of ($11,629,000);

•	Stock based compensation expense of $2,091,000; and

•	Issuance of restricted stock of $ 976,000.

•	Working capital changes which increased cash included the following:

•	A decrease in prepaid expense and other current assets of $541,000;

•	A decrease in other assets amounting to $3,266,000;

•	A decrease in accounts receivable—affiliates of $1,400,000;

•

An increase in accounts payable and accrued expenses of $281,000 due to the timing of payments for various selling, general and administrative cost, subcontractors and accrued earn out costs related to the MLL acquisition; the increase in accounts payable was impacted by a foreign currency translation adjustment of approximately $1,470,000 and the acquisition of Engineering S.A. accounts payable amounting to $5,711,000;

•	An increase in income taxes payable of $1,406,000 due primarily to the tax effect of the loss for the period; and

•	An increase in deferred revenue of $1,184,000;

•	An increase in retainage payable of $1,814,000;

•	An increase in other liabilities of $1,748,000; and

•	An increase in other current liabilities of $3,130,000.

•	Working capital changes which decreased cash included the following:

•

An increase in accounts receivable of $18,722,000 minus a decrease due to foreign currency translation adjustments of approximately $4,038,000 plus an increase due to the acquisition of Engineering S.A. accounts receivable amounting to $5,544,000;

•	An increase in retainage receivable of $1,332,000; and

•	A decrease in other liabilities of $3,130,000.

Investing Activities

Net cash provided used in investing activities was $20,336,000. We used $13,154,000, net of cash acquired, on the Engineering S.A. acquisition, $1,615,000 to purchase an additional interest in Gerens Hill, $4,883,000 to purchase computers, office equipment, furniture and fixtures and contributed $949,000 to our joint ventures, primarily Hill Petrol. We also received $265,000 as distributions from affiliates, principally Hill Petrol.

Financing Activities

Net cash provided by financing activities was $9,249,000. We received $18,526,000 in net borrowings under our credit facilities and we also received $584,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We made payments on notes payable amounting to $6,257,000. Due to bank decreased $3,604,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe Earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net (loss) earnings attributable to Hill	$(6,017)	$14,216	$19,470
Interest	7,262	3,144	1,737
Income taxes	(6,186)	481	4,577
Depreciation and amortization	15,640	10,001	7,343

EBITDA	$10,699	$27,842	$33,127

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-8, which amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification (“ASC”). The ASU gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the more likely than not conclusion is reached, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. ASU No. 2011-8 is effective for fiscal years beginning after December 15, 2011. The Company is evaluating whether it will perform the optional qualitative analysis as part of its 2012 goodwill impairment test.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011, however, ASU No. 2011-12 defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company will adopt the ASU as required. It will have no effect on the Company’s results of operations, financial condition or liquidity.

In May 2011, the FASB issued ASU No. 2011-4, which amends the Fair Value Measurements Topic of the ASC to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

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

Off-Balance Sheet Arrangements

(in thousands)	Total	2012	2013 -2014	2015 -2016	2017 and later
Performance and advance payment bonds (1)	$34,393	$13,535	$15,685	$4,962	$211
Bid bonds (2)	6,391	6,391	—	—	—
Letters of credit (3)	18,863	17,708	813	342	—

	$59,647	$37,634	$16,498	$5,304	$211

(1)	Represents guarantee of service performance bonds issued through international banks required under certain international contracts.
(2)	Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength. These bonds are usually outstanding for short periods.
(3)	Represents letters of credit issued through a domestic bank in connection with securing a judgment against us and in support for certain performance, advance payments and bid bonds.

Contractual Obligations

(in thousands)	Total	2012	2013 -2014	2015 -2016	2017 and later
Long-term debt obligations (1)	$93,460	$6,025	$84,207	$3,228	$—
Interest expense	—	—	—	—	—
on notes payable (2)	8,097	5,613	2,135	349	—
Operating lease obligations (3)	38,931	11,501	12,201	5,999	9,230

	$140,488	$23,139	$98,543	$9,576	$9,230

(1)	Gives effect to the Second Amendment to the Credit Agreement dated March 6, 2012.
(2)	Estimated using the interest rates in effect at December 31, 2011.
(3)	Represents future minimum rental commitments under non-cancelable leases which comprise the majority of the operating lease obligations presented above. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. dirhams, Brazilian Reais, Libyan dinars, Polish zloty as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the local currency.

Interest Rates

All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $720,000 and $266,000, respectively.

Item 8.	Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$17,924	$39,406
Cash—restricted	1,480	2,527
Accounts receivable, less allowance for doubtful accounts of $9,181 and $9,457	197,906	180,856
Accounts receivable—affiliates	1,830	3,230
Prepaid expenses and other current assets	8,289	8,834
Income taxes receivable	1,688	1,138
Deferred income tax assets	2,716	1,475

Total current assets	231,833	237,466
Property and equipment, net	13,110	11,926
Cash—restricted, net of current portion	6,281	4,040
Retainage receivable	4,434	3,102
Acquired intangibles, net	30,937	26,709
Goodwill	82,941	57,310
Investments	12,620	10,962
Deferred income tax assets	18,186	8,918
Other assets	7,170	10,418

Total assets	$407,512	$370,851

Liabilities and Stockholders’ Equity
Due to banks	$1,299	$4,903
Current maturities of notes payable	6,025	2,278
Accounts payable and accrued expenses	76,747	72,215
Income taxes payable	4,071	2,931
Deferred revenue	15,503	15,620
Deferred income taxes	337	396
Other current liabilities	4,818	6,122

Total current liabilities	108,800	104,465
Notes payable, net of current maturities	87,435	67,778
Retainage payable	5,512	3,701
Deferred income taxes	15,224	11,275
Deferred revenue	6,604	1,747
Other liabilities	11,543	13,789

Total liabilities	235,118	202,755

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized, 44,937,054 shares and 44,686,148 shares issued at December 31, 2011 and 2010, respectively	4	4
Additional paid-in capital	127,168	123,762
Retained earnings	73,626	79,643
Accumulated other comprehensive loss	(18,896)	(14,552)

	181,902	188,857
Less treasury stock of 6,433,651 shares at both December 31, 2011 and 2010, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	154,136	161,091
Noncontrolling interests	18,258	7,005

Total equity	172,394	168,096

Total liabilities and stockholders’ equity	$407,512	$370,851

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Consulting fee revenue	$399,254	$382,099	$364,010
Reimbursable expenses	102,202	69,659	57,772

Total revenue	501,456	451,758	421,782

Cost of services	227,991	213,349	209,052
Reimbursable expenses	102,202	69,659	57,772

Total direct expenses	330,193	283,008	266,824

Gross profit	171,263	168,750	154,958
Selling, general and administrative expenses	175,312	151,634	136,683
Equity in earnings of affiliates	(190)	(1,503)	(8,222)

Operating (loss) profit	(3,859)	18,619	26,497
Interest expense, net	7,262	3,144	1,737

(Loss) earnings before income taxes	(11,121)	15,475	24,760
Income tax (benefit) expense	(6,186)	481	4,577

Consolidated net (loss) earnings	(4,935)	14,994	20,183
Less: net earnings—noncontrolling interests	1,082	778	713

Net (loss) earnings attributable to Hill International, Inc.	$(6,017)	$14,216	$19,470

Basic (loss) earnings per common share—Hill International, Inc.	$(0.16)	$0.36	$0.49

Basic weighted average common shares outstanding	38,414	39,258	39,659

Diluted (loss) earnings per common share—Hill International, Inc.	$(0.16)	$0.36	$0.49

Diluted weighted average common shares outstanding	38,414	39,824	40,124

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010, and 2009

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock		Shares Held in Escrow		Hill Share of Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
	Shares Issued	Amount				Shares	Amount	Shares	Amount
Balance—December 31, 2008	41,715	$4	$114,555	$45,957	$(15,744)	1,764	$(9,266)	303	$—	$135,506	$3,510	$139,016
Net earnings	—	—	—	19,470	—	—	—	—	—	19,470	713	20,183
Issuance of common stock for earnout	1,000	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	66	—	1,013	—	—	—	—	—	—	1,013	—	1,013
Stock issued to Board of Directors	66	—	274	—	—	—	—	—	—	274	—	274
Stock-based compensation expense	—	—	825	—	—	—	—	—	—	825	—	825
Shares issued under employee stock purchase plan	121	—	372	—	—	—	—	—	—	372	—	372
Shares issued in satisfaction of contingent consideration	133	—	1,650	—	—	—	—	—	—	1,650	—	1,650
Shares issued for acquisitions	429	—	2,736	—	—	—	—	—	—	2,736	—	2,736
Tax effect of imputed interest	—	—	131	—	—	—	—	—	—	131	—	131
Tax effect of restricted stock	—	—	(326)	—	—	—	—	—	—	(326)	—	(326)
Purchase of treasury stock	—	—	—	—	—	2,488	(9,172)	—	—	(9,172)	—	(9,172)
Other comprehensive income (loss)	—	—	—	—	3,156	—	—	—	—	3,156	(218)	2,938

Balance—December 31, 2009	43,530	4	121,230	65,427	(12,588)	4,252	(18,438)	303	—	155,635	4,005	159,640
Net earnings	—	—	—	14,216	—	—	—	—	—	14,216	778	14,994
Issuance of common stock for earnout	1,000	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	63	—	1,033	—	—	—	—	—	—	1,033	—	1,033
Stock issued to Board of Directors	35	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	1,063	—	—	—	—	—	—	1,063	—	1,063
Shares issued under employee stock purchase plan	53	—	215	—	—	—	—	—	—	215	—	215
Exercise of stock options	5	—	12	—	—	—	—	—	—	12	—	12
Tax effect of imputed interest	—	—	313	—	—	—	—	—	—	313	—	313
Tax effect of restricted stock	—	—	(254)	—	—	—	—	—	—	(254)	—	(254)
Purchase of treasury stock	—	—	—	—	—	2,182	(9,328)	—	—	(9,328)	—	(9,328)
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(166)	(166)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	2,495	2,495
Other comprehensive loss	—	—	—	—	(1,964)	—	—	—	—	(1,964)	(107)	(2,071)
Transfer of shares held in escrow	—	—	—	—	—	—	—	(290)	—	—	—	—

Balance—December 31, 2010	44,686	4	123,762	79,643	(14,552)	6,434	(27,766)	13	—	161,091	7,005	168,096
Net (loss) earnings	—	—	—	(6,017)	—	—	—	—	—	(6,017)	1,082	(4,935)
Issuance of restricted stock	62	—	976	—	—	—	—	—	—	976	—	976
Stock issued to Board of Directors	24	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	1,941	—	—	—	—	—	—	1,941	—	1,941
Shares issued under employee stock purchase plan	149	—	545	—	—	—	—	—	—	545	—	545
Exercise of stock options	16	—	39	—	—	—	—	—	—	39	—	39
Tax effect of restricted stock	—	—	(245)	—	—	—	—	—	—	(245)	—	(245)
Increase due to business combination	—	—	—	—	—	—	—	—	—	—	11,380	11,380
Other comprehensive loss	—	—	—	—	(4,344)	—	—	—	—	(4,344)	(1,209)	(5,553)
Transfer of shares held in escrow	—	—	—	—	—	—	—	(13)	—	—	—	—

Balance—December 31, 2011	44,937	$4	$127,168	$73,626	$(18,896)	6,434	$(27,766)	—	$—	$154,136	$18,258	$172,394

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(in thousands)

	2011	2010	2009
Consolidated net (loss) earnings	$(4,935)	$14,994	$20,183
Foreign currency translation adjustment, net of tax	(5,158)	(2,216)	2,967
Other, net	(395)	145	(29)

Comprehensive (loss) earnings	(10,488)	12,923	23,121
Comprehensive (loss) earnings attributable to noncontrolling interests	(127)	670	495

Comprehensive (loss) earnings attributable to Hill International, Inc.	$(10,361)	$12,253	$22,626

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net (loss) earnings	$(4,935)	$14,994	$20,183
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,640	10,001	7,343
Equity in earnings of affiliates	(190)	(1,503)	(8,222)
Provision for bad debts	3,178	2,234	5,156
Deferred tax provision	(11,629)	(4,950)	319
Stock based compensation	2,091	1,159	1,098
Issuance of restricted stock	976	1,033	1,013
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,722)	(56,811)	(13,925)
Accounts receivable—affiliate	1,400	3,933	1,973
Prepaid expenses and other current assets	541	1,041	(1,229)
Income taxes receivable	(561)	(271)	(321)
Retainage receivable	(1,332)	(1,328)	(859)
Other assets	3,266	(2,687)	480
Accounts payable and accrued expenses	281	19,592	2,071
Income taxes payable	1,406	(992)	1,822
Deferred revenue	1,184	(1,935)	(2,435)
Other current liabilities	(3,130)	(3,732)	(1,301)
Retainage payable	1,814	1,017	1,059
Other liabilities	(1,748)	3,540	(42)

Net cash (used in) provided by operating activities	(10,470)	(15,665)	14,183

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	(13,154)	(15,687)	(3,806)
Distributions from affiliate	265	2,624	7,359
Contribution to affiliate	(949)	(198)	(284)
Payments for purchase of property and equipment	(4,883)	(4,372)	(2,779)
Purchase of additional interest in subsidiary	(1,615)	(166)	—

Net cash (used in) provided by investing activities	(20,336)	(17,799)	490

Cash flows from financing activities:
Due to bank	(3,604)	3,619	(1,471)
Payments on notes payable	(6,257)	(1,972)	(1,219)
Net borrowings on revolving loans	18,526	43,208	10,186
Deferred loan cost	—	—	(1,741)
Capital contribution from noncontrolling interest	—	2,495	—
Proceeds from stock issued under employee stock purchase plan	545	215	372
Proceeds from exercise of stock options	39	12	—
Purchase of treasury stock under stock repurchase program	—	(9,328)	(9,172)

Net cash provided by (used in) financing activities	9,249	38,249	(3,045)

Effect of exchange rate changes on cash	75	3,698	(1,135)

Net (decrease) increase in cash and cash equivalents	(21,482)	8,483	10,493
Cash and cash equivalents—beginning of year	39,406	30,923	20,430

Cash and cash equivalents—end of year	$17,924	$39,406	$30,923

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, has adversely affected the Company’s business and results of operations, primarily by limiting its access to credit and disrupting its clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to its businesses may adversely affect its clients’ level of spending, ability to obtain financing, and ability to make timely payments to the Company for its services, which could require the Company to increase its allowance for doubtful accounts, negatively impact days sales outstanding and further adversely affect the Company’s results of operations.

On March 6, 2012, the Company, the Administrative Agent and the Lenders entered into a Second Amendment to Credit Agreement whereby the Credit Agreement was amended and the Lenders agreed to forbear from enforcing their remedies against the Company through the earlier of (i) March 31, 2013, or, if certain events occur, through March 14, 2014, or (ii) a new event of default shall occur. This agreement also specifies new financial covenants, terms and conditions (see Note 9).

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

Twelve percent, or 1,740,000, of the 14,500,000 shares of Arpeggio common stock issued to the Old Hill stockholders at the time of the merger were placed into escrow to secure the indemnity rights of Arpeggio under the Merger Agreement and are governed by the terms of an escrow agreement. The shares were divided into two tranches: (a) 1,450,000 shares to cover non-tax indemnities (“Basic Indemnity Shares”) and (b) 290,000 shares to cover tax indemnities (“Tax Indemnity Shares”). These shares, minus any shares applied in satisfaction of a claim for indemnification, were to be returned to the stockholders on the following dates: April 30, 2007 for the Basic Indemnity Shares and December 31, 2010 for the Tax Indemnity Shares. As of December 31, 2011, a total of 1,380,460 of the Basic Indemnity Shares have been released to the stockholders and a total of 69,540 shares have been placed in treasury in satisfaction of certain indemnification claims. The Tax Indemnity Shares were released in 2010.

The Merger Agreement also provided for Old Hill’s stockholders to receive up to an additional 6,600,000 shares of the combined company’s common stock, contingent upon the combined company attaining certain earnings targets for 2006 through 2009. The Company met the earnings targets for the each of those fiscal years and the Company issued 2,300,000 shares of its common stock in each of 2007 and 2008 and issued 1,000,000 shares in each of 2009 and 2010.

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

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in net (loss) earnings.

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

At December 31, 2011, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya, amounted to $59,398,000. We believe that the amounts due will be collected, however, if future events preclude our ability to do so, there could be a significant adverse impact on our results of operations and liquidity.

The Company had one client that accounted for 15% of total revenue in 2011, one client that accounted for 13% of total revenue in 2010 and one client that accounted for 11% of total revenue in 2009.

The Company had one client that accounted for 28% of accounts receivable at December 31, 2011 and one client that accounted for 33% of accounts receivable at December 31, 2010.

The Company has several contracts with U.S. federal government agencies that accounted for 3%, 6%, and 11% of total revenue during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Acquired intangible assets consist of contract rights, client related intangibles and trade names arising from the Company’s acquisitions. Contract rights represent the fair value of contracts in progress and backlog of an acquired entity. For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost bases. Valuation techniques consistent with the market approach, the income approach and the cost approach are used to measure fair value. These assets are amortized over their estimated lives which range from three to fifteen years.

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

Goodwill represents the excess of purchase price and other related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives. For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost bases. Valuation techniques consistent with the market approach, the income approach and the cost approach are used to measure fair value.

Goodwill is tested annually for impairment in its fiscal third quarter. The Company has determined that it has two reporting units, the Project Management unit and the Construction Claims unit. The Company made that determination based on the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base in each of these units. Goodwill is assessed for impairment using a two-step approach. In the first step of the impairment test, the Company compares the fair value of the reporting unit in which the goodwill resides to its carrying value. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed assessment. The second step, if necessary, involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

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

Gerens Hill International, S.A.

The Company’s subsidiary, Gerens Hill International, S.A. (“Gerens Hill”), has the following cost-basis investments:

•

Concessia, Cartera y Gestion de Infrastructuras, S.A.—Gerens Hill paid $3,266,045 towards a 5.16% interest in this entity which invests in the equity of companies which finance, construct and operate various public and private infrastructure projects. The payment represents 50% of the total required capital contribution. Gerens Hill has accrued the remaining commitment of approximately $ 3,104,283 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•

Nuevo Hospital de Burgos, S.A.—Gerens Hill paid $3,760,659 for a 5.18% interest in this entity which, on completion of construction, will operate a new hospital in Burgos for a period of up to 27 years. The payment represents 100% of the total required capital contribution. On January 12, 2012 Gerens signed an agreement to sell its entire holding to its associate, Concessia which is subject to the approval of the local authority, the owner of the facility and the financial institutions involved in the project. Although the final price is subject to certain conditions, Management expects the investment to be fully recovered.

•

Nuevo Parque de Bomberos Mallorca, S.A.—Gerens Hill’s investment of approximately $271,000 which represented a 10% fully-paid interest in this entity which will construct and finance certain public works facilities located in Mallorca. The total shares were sold to the municipality on June 30th, 2011 for a total price of $389,958.

Stanley Baker Hill, LLC

The Company owned a one-third interest in Stanley Baker Hill, LLC (“SBH”), which is accounted for using the equity method. SBH was formed in February 2004 for the purpose of providing various architect-engineer and construction management services in connection with the Iraq Reconstruction Program. The Iraq Reconstruction Program was completed in late 2010 and this joint venture is currently going through the dissolution process.

Hill/TMG Joint Venture

The Company owned a 50% interest in the members’ equity of Hill/TMG Joint Venture (“Hill TMG”), which is accounted for using the equity method. Hill TMG was formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

Hill Petrol

Hill International Petrol (Egypt) E.S.C. (“Hill Petrol”) is a joint stock company formed on November 20, 2007 between Hill International S.A. (“Hill”), the Egyptian National Gas Holdings Company (“EGAS”) and the Egyptian Natural Gas Company (“GASCO”). The ownership interest of the company are 50% Hill, 40% EGAS and 10% GASCO. The Company was formed to jointly participate in the field of project management for oil and gas projects. Hill Petrol is currently going through the liquidation and dissolution process.

Other

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require limited or no investment and provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.

(n)	Due to Bank

Under the Company’s cash-management system, certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented. The amounts of these credit balances were approximately $1,299,000 and $4,903,000 at December 31, 2011 and 2010, respectively.

(o)	Deferred Revenue

In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company’s consolidated balance sheets. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)	Deferred Rent

Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2011 and 2010 was $2,536,000 and $2,116,000, respectively, and is included in other liabilities in the consolidated balance sheet.

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

Time-and-Materials Contracts

Under its time-and-materials contracts, the Company negotiates hourly billing rates and charges its clients based on the actual time that the Company spends on a project. In addition, clients reimburse the Company for its actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs in connection with its performance under the contract. Its profit margins on time-and-materials contracts fluctuate based on actual labor and overhead costs that the Company directly charges or allocates to contracts compared with negotiated billing rates. Revenue on these contracts are recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. Its time-and-materials contracts generally include annual billing rate adjustment provisions.

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

Firm Fixed-Price (“FFP”) Contracts

The Company’s FFP contracts have historically accounted for most of its fixed-price contracts. Under FFP contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenue on FFP contracts using the percentage-of-completion method (recognizing revenue as costs are incurred). Profit margins the Company recognizes in all periods prior to completion of the project on any FFP contract depend on the accuracy of the Company’s estimates of approximate revenue and expenses and will increase to the extent that its current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if the Company’s current estimated costs exceed prior estimates, its profit margins will decrease and the Company may realize a loss on a project. In order to increase aggregate revenue on the contract, the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

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

The Company uses the Black-Scholes-Merton option pricing model to measure the estimated fair value of options to purchase the Company’s common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

(t)	Advertising Costs

Advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2011, 2010 and 2009 are approximately $461,000, $631,000 and $535,000, respectively.

(u)	Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

Dilutive stock options increased average common shares outstanding by approximately 566,000 shares and 465,000 shares for the years ended December 31, 2010 and 2009, respectively. For December 31, 2011, stock options were anti-dilutive.

Options to purchase 2,385,000 shares, 1,325,000 shares and 788,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, because they were anti-dilutive.

(v)	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-8, which amends the Intangibles—Goodwill and Other Topic of the Accounting Standards Codification (“ASC”). The ASU gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the more likely than not conclusion is reached, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. ASU No. 2011-8 is effective for fiscal years beginning after December 15, 2011. The Company is evaluating whether it will perform the optional qualitative analysis as part of its 2012 goodwill impairment test.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011, however, ASU No. 2011-12 defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The Company will adopt the ASU as required. It will have no effect on the Company’s results of operations, financial condition or liquidity.

In May 2011, the FASB issued ASU No. 2011-4, which amends the Fair Value Measurements Topic of the ASC to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required. The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

Note 3—Acquisitions

Effective January 1, 2009, the Company expenses all acquisition-related costs, as well as restructuring costs for which it is not obligated at acquisition date, rather than including such costs as a component of the purchase consideration. During 2011, 2010 and 2009, the Company expensed $164,000, $1,352,000 and $65,000, respectively, of acquisition-related costs.

Our acquisition activity over the past three years is detailed below. The Company’s consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company’s consolidated results of operations, either individually or in the aggregate.

On February 28, 2011, the Company’s subsidiary, Gerens Hill, indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration will not exceed 42,000,000 Brazilian Reais (“BR”) (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BR22,200,000 (approximately $13,392,000) plus minimum additional payments of BR7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BR5,000,000 ($3,016,000). The Company acquired intangible assets and goodwill amounting to BR24,540,000 ($14,783,000) and BR46,339,000 ($27,987,000), respectively. The acquired intangible assets have a weighted average life of 7.7 years. The acquired intangible assets consist of a client relationship intangible of BR13,942,000 ($8,399,000) with a ten-year life, a contract intangible of BR8,385,000 ($5,051,000) with a two-year life and a trade name intangible of BR2,213,000 ($1,333,000) with a fifteen-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment. Additionally, the Company has identified a contingency as it relates to an accrual of certain expenses by Engineering S.A. As of December 31, 2011, the amount, if any, has not been quantified. However, pursuant to the acquisition agreement, the Company believes it will have recourse to the sellers of Engineering S.A. for a portion of such contingent liability.

The Company estimates the potential payments to total approximately BR17,200,000 (approximately $10,376,000 and has discounted these amounts using an interest rate of 4.72%, the weighted average interest rate on the outstanding borrowings under the Company’s Credit Agreement. At December 31, 2011, the total discounted amount is $9,236,000 which is included in notes payable (see Note 9).

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

The Company paid the note in full in June 2011. MLL did achieve its targeted EBIT and the Company paid the contingent consideration in October 2011.

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

•

Effective November 1, 2010, the Company acquired TCM Group, Inc. (“TCM”), a firm which provides project management, construction management and related services primarily on transportation, water utilities, public buildings and other infrastructure projects in southern California. TCM, which has approximately 50 employees, is headquartered in Ontario, California. The acquisition enhances the Company’s presence and expands its infrastructure capabilities in that region. Consideration amounted to $6,000,000 (the “preliminary consideration”) consisting of cash of $4,500,000 and a promissory note of $1,500,000 plus a payment of $490,000 for excess accounts receivable plus a deferred payment of up to $362,000. The promissory note is payable if the acquired business attains operating profit of $1,000,000 for the twelve-month period ending December 31, 2011. If the operating profit is less than the targeted amount, the preliminary consideration will be reduced by the percentage to which TCM failed to achieve the target. The deferred payment is payable if certain contracts are awarded to TCM prior to May 1, 2011; the Company has accrued the full deferred payment which is included in other current liabilities at December 31, 2010. Based on the above, total consideration amounted to $6,852,000. The Company acquired intangible assets and goodwill amounting to $2,643,000 and $4,111,000, respectively. The acquired intangible assets have a weighted average life of 3.4 years. The acquired intangible assets consist of the client relationship intangible of $476,000 with a five-year life and a contract intangible of $2,167,000 with a three-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Based upon contracts awarded, the Company paid $297,000 against the deferred payment. TCM achieved its operating profit target and the Company will pay $1,285,000, net of certain claims, in early 2012.

Note 4—Accounts Receivable

The components of accounts receivable are as follows:

	December 31,
	2011	2010
	(in thousands)
Billed	$181,505	$164,938
Retainage, current portion	3,960	3,604
Unbilled	21,622	21,771

	207,087	190,313
Allowance for doubtful accounts	(9,181)	(9,457)

Total	$197,906	$180,856

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $1,619,000 and $2,620,000 of the amounts due from various branches of the U.S. federal government and $93,565,000 and $76,479,000 of receivables from foreign governments at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya amounted to $59,398,000. Due to the current political and economic uncertainty in Libya, the Company is unable to determine the effect this situation will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations and liquidity.

Note 5—Property and Equipment

	December 31,
	2011	2010
	(in thousands)
Furniture and equipment	$9,445	$7,505
Leasehold improvements	4,183	2,343
Computer equipment and software	20,227	17,111
Automobiles	2,267	1,219

	36,122	28,178
Less accumulated depreciation and amortization	(23,012)	(16,252)

Property and equipment, net	$13,110	$11,926

The Company capitalized approximately $33,000 and $127,000 of internal-use software acquisition and development costs during the years ended December 31, 2011 and 2010, respectively.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $5,048,000, $4,513,000 and $3,862,000, respectively, of which $1,331,000, $918,000 and $886,000 was charged to cost of services for the respective periods and the balance is included in selling, general and administrative expenses in the consolidated statements of operations.

Note 6—Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Client relationships	$34,040	$9,942	$26,859	$7,045
Acquired contract rights	13,096	8,244	11,255	5,410
Trade names	3,378	1,391	2,022	972
Covenant not to compete	—	—	18	18

Total	$50,514	$19,577	$40,154	$13,445

Intangible assets, net	$30,937		$26,709

Amortization expense related to intangible assets totaled $10,592,000, $5,488,000 and $3,481,000 for years ended December 31, 2011, 2010 and 2009, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)
2012	$7,816
2013	4,778
2014	3,810
2015	3,531
2016	3,039

Note 7—Goodwill

The changes to goodwill in 2010 relate to the acquisitions of McLachlan Lister Pty. Limited ($5,356,000), dck ($3,273,000) and TCM Group, Inc. ($2,911,000) and the impact of deferred taxes related to intangible assets acquired in the 2009 purchase of an additional interest in Gerens Hill.

The changes to goodwill in 2011 relate to the finalization of the acquisition of TCM Group, Inc. ($1,200,000), the acquisition of Engineering S.A. ($27,987,000) and the purchase of an additional interest in Gerens Hill ($483,000).

The following table summarizes the changes in the Company’s carrying value of goodwill during 2011 and 2010:

	Project Management	Construction Claims	Total
	(in thousands)
Balance, December 31, 2009	$25,829	$20,196	$46,025
Additions	6,592	5,356	11,948
Translation adjustments	(1,071)	408	(663)

Balance, December 31, 2010	31,350	25,960	57,310
Additions	29,670	—	29,670
Translation adjustments	(4,124)	85	(4,039)

Balance, December 31, 2011	$56,896	$26,045	$82,941

Note 8—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31,
	2011	2010
	(in thousands)
Accounts payable	$25,541	$19,484
Accrued payroll and related expenses	24,431	20,927
Accrued subcontractor fees	2,647	7,120
Accrued agency fees	15,336	15,463
Accrued legal and professional fees	2,887	1,734
Accrued earn out related to MLL acquisition	—	3,046
Other accrued expenses	5,905	4,441

	$76,747	$72,215

Note 9—Notes Payable

Outstanding debt obligations are as follows:

	December 31,
	2011	2010
	(in thousands)
Revolving credit loan payable. The weighted average interest rate of all borrowings was 6.75% and 4.72% at December 31, 2011 and 2010, respectively. (For more information, see below.)	$77,000	$61,300

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $776,000 and $772,000 at December 31, 2011 and 2010, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both December 31, 2011 and 2010, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by a minimum of three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	—	231
Note payable dated June 8, 2010 for the MLL acquisition with a stated interest rate of 4.45% per annum. The note was paid on June 7, 2011.	—	2,030
Revolving credit facilities with a consortium of banks in Spain providing for total borrowings of up to €4,870,000 (approximately $6,311,000 and $6,477,000 at December 31, 2011 and 2010, respectively). The stated interest rate is 6.5%. (For more information, see below.)	4,301	6,477

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to 11,500,000 AED (approximately $3,131,000 at both December 31, 2011 and 2010, respectively), collateralized by certain overseas receivables. The interest rate is the three-month Emirates InterBank Offer Rate of 1.51% and 1.64% at December 31, 2011 and 2010, respectively plus 3.00%, (or 4.51% and 4.64% at December 31, 2011 and 2010, respectively) but no less than 5.50%. The amount outstanding on this facility at December 31, 2011 was 8,301,000 AED. This facility is being renewed on a month-to-month basis. (For more information, see below.)

	2,260	—
Payments due for the Engineering S.A. acquisition. See Note 3.	9,236	—
Other notes payable	663	18

	93,460	70,056
Less current maturities	6,025	2,278

Notes payable, net of current maturities	$87,435	$67,778

The Company maintains a credit facility pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company and Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “Lenders”) with Bank of America, N.A. acting as Agent. During 2011, the Company was in violation of certain financial and administrative covenants. The following provides the terms of the Credit Agreement and the subsequent amendments.

The Credit Agreement provided for borrowings of up to $100,000,000 and a letter of credit sub-facility of up to $30,000,000. Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International N.V. The Credit Agreement was to expire on June 30, 2012. The Company incurred costs of approximately $1,741,000 in connection with establishing the credit facility. Such costs have been deferred and are being amortized to interest expense over the life of the loan.

The Credit Agreement provided for Base Rate loans and Eurodollar Rate loans. Base Rate loans under the original Credit Agreement bore interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 1.75% and 2.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Eurodollar Rate loans bore interest at a rate per annum equal to the British Bankers Association LIBOR Rate plus an Applicable Rate which could vary between 2.75% and 3.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing.

The Credit Agreement required the Company to meet certain financial tests at any time that borrowings were outstanding under the facility including minimum consolidated net worth of $100,000,000 plus 50% of consolidated net earnings attributable to Hill International, Inc. for each quarter after June 30, 2009, consolidated leverage ratio not to exceed 2.50 to 1.00, a minimum consolidated fixed charge coverage ratio of 2.00 to 1.00 and a minimum ratio of consolidated billed and unbilled accounts receivable to consolidated senior indebtedness of 2.00 to 1.00.

During 2011, the Company was in violation of certain of the financial covenants and, on June 29, 2011, the Company entered into a Forbearance Agreement, which was amended on August 16, 2011 and September 30, 2011 (as so amended, the “Forbearance Agreement”), whereby, among other things, the Administrative Agent and the Lenders agreed to forbear from enforcing their remedies against the Company with respect to the Company’s previously disclosed failure to comply with financial covenants under the Credit Agreement. Pursuant to its terms, the Forbearance Agreement expired on October 17, 2011.

On October 17, 2011, the Company, the Administrative Agent and the Lenders (the “Parties”) entered into a Forbearance and First Amendment to Credit Agreement (the “First Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to forbear from enforcing their remedies against the Company’s failure to comply with specified defaults (“Defined Defaults”) under the Credit Agreement. Specifically, the Lenders agree to forbear from enforcing their remedies against the Company with respect to the Company’s failure to comply with Defined Defaults through the earlier of (a) March 31, 2012 if the Company paid a fee of 0.60% of the Lenders’ aggregate commitments under the Credit Agreement by January 1, 2012 (the “Forbearance Extension Fee”); (b) January 1, 2012, if the Company did not pay the Forbearance Extension Fee by January 1, 2012; or (c) the date on which there is an occurrence of any Event of Default (as defined in the Credit Agreement) other than the Defined Defaults (the “Forbearance Period”).

Under the terms of the First Amendment, the Parties, among other things, agreed that during the Forbearance Period:

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

Additionally, the Company is precluded from certain activities, including limiting the amount of cash it accumulates, and is required to take certain actions, including providing additional monthly reporting to the Lenders. The First Amendment also contains revised covenants with which the Company must comply regarding its consolidated fixed charge coverage ratio, the ratio of the Company’s consolidated billed and unbilled accounts receivable to consolidated senior indebtedness, and the aggregate public equity value of the Company’s common stock, as well as other covenants and certain restrictions relating to the retention of a financial advisor, the delivery of a refinancing proposal, updated financial projections, schedules and certificates, and Trademark Security Agreement to the Agent and other affirmative and negative covenants and events of default customary for facilities of its type. In connection with the First Amendment, the Company paid the Lenders in October 2011 aggregate fees equal to 0.40% of the Lenders’ aggregate commitments under the Credit Facility, or $400,000, and in December 2011, the Company paid the Forbearance Extension Fee of $600,000. The Company also paid approximately $700,000 to the Agent in October 2011 as reimbursement for its out-of-pocket costs incurred in connection with the Amendment. These fees were charged to expense during the quarter ended December 31, 2011.

As of December 31, 2011, the Company had $18,794,000 in outstanding letters of credit. Due to conditions of the Credit Agreement, as amended, total remaining availability at December 31, 2011 was $3,000,000.

On March 6, 2012, the Company, the Administrative Agent and the Lenders (the “Parties”) entered into a Second Amendment to Credit Agreement (the “Second Amendment”), whereby the Parties amended the Credit Agreement and the Lenders agreed to waive the Company’s failure to comply with specified defaults (“Designated Defaults”) under the Credit Agreement. The total availability under the Second Amendment is $100,000,000 which includes a letter of credit sublimit of $35,000,000 (the “Aggregate Commitments”). The Company is required to comply with the following financial covenants:

(a) the consolidated leverage ratio for (i) each period ending June 30, 2012, September 30, 2012 and December 31, 2012 will not be greater than 7.00 to 1.00; (ii) the period ending March 31, 2013 will not be greater than 4.25 to 1.00; (iii) the period ending June 30, 2013 will not be greater than 4.00 to 1.00; (iv) the period ending September 30, 2013 will not be greater than 3.75 to 1.00; and (v) the periods ending on or after December 31, 2013 will not be greater than 3.50 to 1.00;

(b) the consolidated fixed charge coverage ratio for (i) the two quarters ending March 31, 2012 and the three quarters ending June 30, 2012 will not be less than 1.00 to 1.00 and (ii) for the periods ending on or after September 30, 2012 will not be less than 1.25 to 1.00; and

(c) the consolidated funded indebtedness ratio will not be less than 0.65 to 1.00 for each period ending on or after June 30, 2012.

The Second Amendment requires that 100% of the first $25,000,000 of proceeds from the sale of our equity interests plus 50% of all of these proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions to us from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. The Company paid an amendment fee equal to 0.15% of the Aggregate Commitments as of the effective date of the Second Amendment and must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee equal to 2.0% of the total amounts outstanding (borrowings plus letters of credit). The deferred fee will accrue from the effective date of the Second Amendment and is payable on the earlier to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) and (z) the maturity date.

In connection with the First and Second Amendments, the Company incurred fees amounting to approximately $1,970,000 which will be charged to expense in the first quarter of 2012.

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings with interest at 6.50% of up to €4,870,000 (approximately $6,311,000 and $6,477,000 at December 31, 2011 and 2010, respectively), of which €3,319,000 (approximately $4,301,000) and €4,870,000 (approximately $6,477,000) were utilized at December 31, 2011 and 2010, respectively. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $458,000) and €689,000 (approximately $893,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens Hill’s obligations resulting from the Credit Contracts, Gerens Hill provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Gerens Hill also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,500,000 (approximately $1,944,000) and €750,000 (approximately $997,000) at December 31, 2011 and 2010, respectively. The interest rate at December 31, 2011 is the three-month EURIBOR rate of 1.94% plus 3.00% (or 4.94%) but no less than 5.00%. The rate at December 31, 2010 was the three-month EURIBOR rate of 1.01% plus 1.75% (or 2.76) but no less than 5.00%. At both December 31, 2011 and 2010, there were no borrowings under this facility which expires on December 23, 2013.

The credit facility with the National Bank of Abu Dhabi also allows for up to 150,000,000 AED (approximately $40,836,000 at both December 31, 2011 and 2010) in Letters of Guarantee of which 132,133,000 AED and 93,992,000 AED (approximately $35,973,000 and $25,588,000, respectively) were utilized at December 31, 2011 and 2010, respectively.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,296,000 and $1,330,000 at December 31, 2011 and 2010, respectively), with interest rates at 1.48% and 2.50% plus Egnatia Bank’s prime rate of 5.00% (or 6.48%) at December 31, 2011 and 6.00% (or 8.50%) at December 31, 2010, collateralized by certain assets of the Company. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,832,000 and $5,985,000 at December 31, 2011 and 2010, respectively), of which €1,270,000 (approximately $1,645,000) and €1,098,000 (approximately $1,460,000) had been utilized at December 31, 2011 and 2010, respectively. The loan has an expiration date of April 30, 2012. The Company plans to renew this facility prior to the expiration date.

Engineering S.A. maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $913,000, $107,000 and $537,000, respectively, at December 31, 2011), with monthly interest rates of 2.87%, 8.70% and 1.50%, respectively. There were no borrowings outstanding on any of these facilities at December 31, 2011 which are renewed automatically every three months.

Scheduled maturities of long term debt are as follows:

Years ending December 31,
2012	$6,025
2013	83,135
2014	1,075
2015	1,075
2016	2,150

Total debt	$93,460

Note 10—Noncash Investment and Financing Activities

In 2011 and 2010, the Company recorded increases of $3,499,000 and $408,000 in goodwill due to the impact of deferred taxes on the intangible assets acquired in the purchase of additional interests in Gerens Hill in those years.

On each of March 16, 2009 and April 28, 2010, the Company issued 1,000,000 shares of its common stock in connection with the earn-out provision of the Merger Agreement with Arpeggio.

On June 3, 2011, the Company issued 23,770 shares, on June 4, 2010, the Company issued 35,295 shares and on June 10, 2009, the Company issued 66,410 shares and of its common stock to its non-employee directors as partial compensation for services on the Company’s Board through the next annual stockholders meeting. The Company recorded compensation expense of $150,000, $150,000 and $273,600 for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, the Company issued 62,000 shares, 63,000 shares and 66,000 shares of restricted stock to certain executives. The Company recorded compensation expense amounting to $976,000, $1,033,000 and $1,013,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Supplemental disclosures:
Interest paid	$5,953	$3,441	$2,154

Income taxes paid	$4,129	$3,502	$3,047

Note 11—Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”), 50.0% of the members’ equity of Hill Petrol and 50.0% of the members’ equity of Hill TMG.

Stanley Baker Hill

SBH was a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc. and Hill. SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Iraq Reconstruction Program was completed in late 2010. SBH is currently going through the dissolution process.

At December 31, 2011 and December 31, 2010, the Company reported receivables totaling $0 and $270,000 from SBH for work performed by the Company as a subcontractor to SBH. Such amounts were paid in accordance with the subcontract agreement between the Company and SBH.

Revenue from SBH pursuant to such subcontract agreement for the years ended December 31, 2011, 2010 and 2009 was $0, $11,621,000 and $34,335,000, respectively.

Hill Petrol

Hill International Petrol (Egypt) E.S.C. (“Hill Petrol”) is a joint stock company formed on November 20, 2007 between Hill International S.A. (Hill), the Egyptian National Gas Holding Company (EGAS) and the Egyptian Natural Gas Company (GASCO). The ownership interests of the company are 50% Hill, 40% EGAS and 10% GASCO. The company was formed to jointly participate in the field of project management for oil and gas projects. Hill Petrol is currently going through the liquidation and dissolution process.

Hill TMG

Equity in earnings of affiliates also reflects ownership by the Company of 50.0% of the members’ equity of Hill TMG, a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At December 31, 2011 and 2010, the Company reported receivables totaling $1,679,000 and $1,728,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the years ended December 31, 2011, 2010 and 2009 was $79,000, $1,394,000 and $3,600,000, respectively.

The following table summarizes the Company’ equity in earnings (losses) of affiliates:

	Years Ended December 31,
	2011	2010	2009
(in thousands)	(in thousands)
Stanley Baker Hill	$—	$1,171	$7,201
Hill Petrol	210	—	—
Hill TMG	—	300	1,017
Other	(20)	32	4

Total	$190	$1,503	$8,222

Note 12—Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

On June 10, 2009, the stockholders approved the 2009 Non-Employee Director Stock Grant Plan covering 200,000 shares of the Company’s common stock. Only the Company’s Non-Employee Directors are eligible to receive grants under the plan. During 2011, 2010 and 2009, the Non-Employee Directors received 23,770 shares, 35,295 shares and 30,000 shares, respectively. The Company recognized compensation expense amounting to $150,000, $150,000 and $273,600 during 2011, 2010 and 2009, respectively.

2008 Employee Stock Purchase Plan

On June 10, 2008, the stockholders approved the Employee Stock Purchase Plan covering 2,000,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During 2011, 2010 and 2009, employees purchased 149,136, 52,740 and 120,798 common shares, respectively, for an aggregate purchase price of $545,000, $216,000 and $372,000, respectively. The Company recognized compensation expense amounting to $96,000, $38,000 and $66,000 during 2011, 2010 and 2009, respectively.

2007 Restricted Stock Grant Plan

On June 10, 2008, the stockholders approved the 2007 Restricted Stock Grant Plan covering 340,000 shares of the Company’s common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vest annually over a five-year period commencing on February 28, 2008. During 2011, 2010 and 2009, the Company issued 62,000 shares, 63,000 shares and 66,000 shares, respectively, and recognized compensation expense amounting to $976,000, $1,033,000 and $1,013,000, respectively.

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended (the “Plan”), covers 6,000,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2011, a total of 2,142,459 shares of common stock were reserved for future issuance under the Plan.

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2011, 2010 and 2009 the assumptions used to estimate the fair value (no dividends were assumed):

	December 31,
	2011	2010	2009
Average expected life (years)	4.05	4.16	4.66
Forfeiture range	0 - 10.5%	0 - 15%	0-15%
Weighted average forfeiture rate	1.7%	0.8%	4.3%
Volatility range	44.6 - 67.5%	47.7 - 48.9%	46.6 - 48.7%
Weighted average volatility	52.6%	48.4%	48.2%
Range of rsk-free interest rates	0.91 - 2.37%	1.71 - 2.55%	1.83 - 2.69%
Weighted average risk-free interest rate	1.57%	2.21%	1.86%
Weighted average fair value at grant date	$2.58	$2.18	$1.11

The expected term of the options is estimated based on the “simplified method” as permitted by SAB No. 110. Expected volatility was calculated using the average historical volatility of similar public companies through June 30, 2011 and of the Company thereafter. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, which can materially affect the resulting valuation.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
(in thousands, except exercise price and remaining life data)
Outstanding, December 31, 2008	979	$8.49
Granted	1,190	2.73
Exercised	—	—
Expired	(23)	8.24
Forfeited	(107)	7.72

Outstanding, December 31, 2009	2,039	5.18
Granted	731	5.81
Exercised	(5)	2.45
Expired	(24)	7.32
Forfeited	(33)	5.90

Outstanding, December 31, 2010	2,708	4.50
Granted	1,264	6.96
Exercised	(16)	2.45
Expired	(76)	6.00
Forfeited	(59)	4.51

Outstanding, December 31, 2011	3,821	$5.29	3.76	$—

Exercisable at December 31, 2011	1,407	$5.85	3.01	$993

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2011. At December 31, 2011, the weighted average exercise price of the outstanding options was $5.29 and the closing stock price was $5.14.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2011 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$2.45	768,000	4.19	$2.45	300,000	$2.45
2.70	200,000	2.19	2.70	100,000	2.70
3.89	5,000	6.40	3.89
4.01	10,000	5.50	4.01	2,000	4.01
4.12	104,895	2.44	4.12	104,895	4.12
4.19	25,000	4.13	4.19	10,000	4.19
4.25	106,085	3.42	4.25	106,085	4.25
4.37	10,000	4.34	4.37	4,000	4.37
4.92	5,000	4.59	4.92	2,000	4.92
5.29	20,000	6.25	5.29
5.31	20,000	5.07	5.31	4,000	5.31
5.53	5,000	6.19	5.53
5.73	10,000	6.85	5.73
5.83	265,000	5.25	5.83	53,000	5.83
6.24	10,000	5.00	6.24	4,000	6.24
6.31	281,725	5.99	6.31	61,725	6.31
6.32	10,000	3.85	6.32	6,000	6.32
6.41	320,000	3.25	6.41	80,000	6.41
6.50	5,000	6.13	6.50
6.65	5,000	6.08	6.65
7.01	25,000	0.61	7.01	25,000	7.01
7.32	907,336	4.07	7.32
7.35	10,000	2.35	7.35	8,000	7.35
7.43	40,000	2.71	7.43	32,000	7.43
7.57	9,000	2.36	7.57	7,000	7.57
7.67	452,000	2.16	7.67	362,000	7.67
8.44	50,000	0.16	8.44	40,000	8.44
11.10	20,000	3.08	11.10	12,000	11.10
12.82	87,500	3.13	12.82	52,500	12.82
16.79	35,000	2.17	16.79	31,000	16.79

	3,821,541	3.76	$5.29	1,407,205	$5.85

In the years ended December 31, 2011, 2010 and 2009, the Company recorded share-based compensation related to stock options of approximately $1,845,000, $1,031,000 and $760,000, respectively, which is included in selling, general and administrative expenses.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2011, 2010 and 2009:

(in thousands, except weighted average grant date fair value)	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at December 31, 2008	762	$3.35
Granted	1,190	1.11
Vested	(269)	2.51
Forfeited	(107)	2.66

Non-vested options at December 31, 2009	1,576	1.86
Granted	731	2.18
Vested	(488)	1.91
Forfeited	(33)	2.37

Non-vested options at December 31, 2010	1,786	1.87
Granted	1,264	2.58
Vested	(577)	2.08
Forfeited	(59)	1.94

Non-vested options at December 31, 2011	2,414	$2.23

At December 31, 2011, total unrecognized compensation cost related to non-vested options was $3,930,000 and will be recognized over the remaining weighted-average service period of 2.0 years.

Note 13—Stockholders’ Equity

Stock Repurchase Program

On November 10, 2008, the Board of Directors approved a stock repurchase program authorizing the Company to purchase shares of its common stock up to a total purchase price of $20,000,000 over the subsequent 12 months. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000 and extend the program to December 31, 2010. During 2010, the Company purchased 2,181,797 shares at a cost of approximately $9,328,000. On March 7, 2011, the Board of Directors amended the stock repurchase program to increase the authorized amount to $60,000,000 and extend the program to December 31, 2012. To date, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. Under the terms of its Credit Agreement (see Note 9), the Company is precluded from making further repurchases of its common stock.

Note 14—Selling, General and Administrative Expenses

Also included in selling, general and administrative expenses in the consolidated statements of earnings is bad debt expense of $3,178,000, $2,234,000 and $5,156,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15—Income Taxes

The effective tax rates for the years ended December 31, 2011, 2010 and 2009 were 55.6%, 3.1% and 18.5%, respectively. The significant increase to the Company’s effective tax rate during the year was a result of the mix of the income tax benefit related to the U.S. net operating loss and the income tax expense related to the pre-tax earnings of the foreign subsidiaries tax at lower rates, if at all. In 2011, the Company recognized an income tax benefit of $6,932,000 related to a net operating loss from U.S. operations of $17,578,000. This loss is a result of continuing losses from the domestic operations. It is anticipated that the Company’s effective tax rate may fluctuate in the future due to the mix of foreign and domestic pre-tax earnings.

The components of (loss) earnings before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
United States	$(24,438)	$(12,586)	$(1,016)
Foreign jurisdictions	13,317	28,061	25,776

	$(11,121)	$15,475	$24,760

Income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2011:
U.S. Federal	$171	$(6,084)	$(5,913)
State and local	289	(1,560)	(1,271)
Foreign jurisdictions	5,157	(4,159)	998

	$5,617	$(11,803)	$(6,186)

Year ended December 31, 2010:
U.S. Federal	$(2,511)	$(2,608)	$(5,119)
State and local	(2)	(1,397)	(1,399)
Foreign jurisdictions	8,044	(1,045)	6,999

	$5,531	$(5,050)	$481

Year ended December 31, 2009:
U.S. Federal	$(244)	$(708)	$(952)
State and local	534	(271)	263
Foreign jurisdictions	5,292	(26)	5,266

	$5,582	$(1,005)	$4,577

The differences between income taxes based on the statutory U.S. federal income tax and the Company’s effective income tax rate are provided in the following reconciliation.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Statutory federal income tax	$(3,781)	$5,261	$8,419
Foreign tax benefit for earnings taxed at lower rates	(4,236)	(10,486)	(6,853)
Reversal of foreign net operating loss carryforward	5,544	—	—
Change in the valuation allowance	(3,894)	2,096	2,849
Net liability (reductions) additions for uncertain tax positions	(906)	3,714	(820)
Settlement of tax auditors	437	—	—
Excess compensation	170	204	372
State and local income taxes, net of federal income tax benefit	(790)	(925)	111
Stock options	570	242	135
Minority interest	353	—	—
Other	347	375	364

Total	$(6,186)	$481	$4,577

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for uncollectible accounts	$1,012	$724
Amortization of intangibles	5,653	2,937
Compensated absences	1,738	1,645
Foreign income taxes on currency translations	589	346
Net operating loss carryforward—foreign operations	4,091	7,965
Share based compensation	1,077	1,134
Net operating loss carryforward—U.S operations	9,185	2,962
Bonus accrual	394	251
Capital loss carryforward	72	89
Investment in affiliates	14	(8)
Deferred income	1,003	—
Labor contingencies	286	—
Foreign tax credit	173	41
Alternative minimum tax credits	126	137
Other	26	228

Total gross deferred tax assets	25,439	18,451
Less: valuation allowance	(4,163)	(8,058)

Net total deferred tax assets	$21,276	$10,393

Non current deferred tax liabilities:
Intangible assets in foreign subsidiaries	$(14,102)	$(9,557)
Property and equipment, principally due to	—	—
difference in depreciation	(914)	(1,139)
Prepaid expenses	(582)	(579)
Change in tax method	(337)	(396)

Total gross deferred tax liabilities	(15,935)	(11,671)

Net deferred tax liabilities	$5,341	$(1,278)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,716	$1,475
Non-current deferred tax assets	18,186	8,918
Current deferred tax liabilities	(337)	(396)
Non-current deferred tax liabilities	(15,224)	(11,275)

	$5,341	$(1,278)

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

At December 31, 2011 and 2010, there were approximately $17,432,000 and $29,223,000, respectively, of gross foreign net operating loss carryforwards. The majority of these net operating loss carryforwards have an unlimited carryforward period. A valuation allowance of $4,092,000 and $8,058,000 was recorded at December 31, 2011 and 2010, respectively, primarily related to the foreign net operating losses. It is anticipated that these will not be utilized due to continuing losses in these jurisdictions. Due to the merger of two of the Company’s foreign subsidiaries on September 30, 2011, the gross foreign net operating loss was reduced by $18,610,000. A corresponding income tax benefit was recorded to reduce the valuation allowance related to the net operating loss. At December 31, 2011 the Company recognized an income tax benefit of $6,932,000 related to a current year net operating loss from U.S. operations. As of December 31, 2011, the Company has recognized an income tax benefit of $9,311,000 related to the cumulative net operating losses from U.S. operations. The cumulative federal and state net operating losses at December 31, 2011 are $22,820,000 and $26,039,000, respectively. The total income tax benefit is recorded as a deferred tax asset and relates to the cumulative net operating loss that will be carried forward to future years. It is anticipated that these losses will be offset by future profits from the U.S. operations primarily related to the Company’s 51% interest in Hillstone International, LLC, and/or through tax planning strategies.

The Company has made no provision for U.S. taxes on $93,570,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

At, December 31, 2011 and 2010 the Company reduced current income tax payable and increased additional paid in capital by $0 and $314,000, respectively, to reflect interest expense on the earn out shares awarded to the shareholders. The final award of earnout shares was in 2010. In 2011 and 2010, the deferred tax asset and additional paid in capital were reduced by $245,000 and $254,000 respectively to record the differential between book expense and tax expense related to the vesting of restricted stock.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2011 and 2010 including interest and penalties:

	Years Ended December 31,
	2011	2010
	(in thousands)
Balance, beginning of year	$6,289	$2,575
Reductions due to lapse of statue of limitations	(999)	(1,654)
Reductions based on tax positions related to prior years	(516)	—
Additions based on tax positions related to the current year	—	2,300
Additions based on tax positions related to prior years	609	3,068

Balance, end of year	$5,383	$6,289

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2008. A U.S. federal income tax examination has recently been completed for the taxable years ended December 31, 2009 and 2010. The Company has agreed to a total proposed adjustment of $437,000 which has been included in income tax expense in 2011.

The Company’s policy is to record income tax related interest and penalties in income tax expense. December 31, 2011 and 2010, the Company had accrued $100,000 and $100,000, respectively, related to potential interest and penalties.

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

Note 16—Commitments and Contingencies

Litigation

On July 16, 2009, Al Areen Desert Resort Holding Company (“Al Areen”) filed a complaint with the Ministry of Justice & Islamic Affairs in the Kingdom of Bahrain against the Company alleging breach of contract and other causes of action in connection with its performance of a construction project known as Al Areen Desert Spa and Resort (the “Project”), seeking the sum of approximately 10,200,000 Bahraini Dinars (approximately $27,052,000) in damages. The Company provided project management services on the Project and Al Areen failed to pay the Company 679,000 Bahraini Dinars (approximately $1,801,000) for services rendered on the Project. The Company served notice of termination on April 28, 2009.

On September 26, 2009, the Company filed a Request for Arbitration with the International Chamber of Commerce, International Court of Arbitration, seeking the sum of 679,000 Bahraini Dinars. On June 29, 2011, the parties executed a settlement agreement under which Al Areen paid to the Company the sum of approximately 394,000 Bahraini Dinars (approximately $1,043,000) and withdrew its claims against the Company. During 2009, the Company reserved $531,000. During 2011, the Company wrote off the remaining $227,000.

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

Balance Sheet Arrangements

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

The maximum potential future payment under these arrangements at December 31, 2011 was $59,647,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds at December 31, 2011 and 2010 were $7,761,000 and $6,567,000, respectively.

Other

In December 2011 and January 2012, the Company received correspondence from three of Gerens Hill’s minority shareholders notifying the Company of their intention to exercise their put option pursuant to the Investment and Shareholders Agreement dated February 15, 2008 among Gerens Hill, the Company and the other parties thereto. As a result, the Company will be required to pay in late April 2012 approximately €1,758,000 (approximately $2,343,000) for an additional interest of 6.13% in Gerens Hill.

Note 17—Operating Leases

The Company has numerous operating leases which have various expiration dates through April 1, 2021. Rent expense was approximately $13,329,000, $11,543,000 and $10,414,000 for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2011, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

(in thousands)
2012	$11,501
2013	7,372
2014	4,829
2015	3,453
2016	2,546
Thereafter	9,230

Total	$38,931

Note 18—Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age. The Company matches 50% of the employee contributions up to 6% of employee compensation. For the years ended December 31, 2011, 2010 and 2009, the Company recognized expense amounting to $1,828,000, $1,768,000 and $1,384,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

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

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	2011		2010		2009
Project Management	$290,787	72.8%	$286,466	75.0%	$276,811	76.0%
Construction Claims	108,467	27.2	95,633	25.0	87,199	24.0

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

Total Revenue:

	2011		2010		2009
Project Management	$389,715	77.7%	$352,796	78.1%	$331,986	78.7%
Construction Claims	111,741	22.3	98,962	21.9	89,796	21.3

Total	$501,456	100.0%	$451,758	100.0%	$421,782	100.0%

Operating (Loss) Profit:

	2011	2010	2009
Project Management before equity in earnings of affiliates	$17,673	$34,568	$35,095
Equity in earnings of affiliates	190	1,503	8,222

Total Project Management	17,863	36,071	43,317
Construction Claims	9,488	10,011	8,277
Corporate Expenses	(31,210)	(27,463)	(25,097)

Total	$(3,859)	$18,619	$26,497

Depreciation and Amortization Expense:

	2011	2010	2009
Project Management	$11,935	$6,070	$4,139
Construction Claims	3,345	2,753	2,294

Subtotal segments	15,280	8,823	6,433
Corporate	360	1,178	910

Total	$15,640	$10,001	$7,343

In 2011, the Company has expanded its disclosure in the following two tables to present revenues attributable to Latin America. The amounts in the tables for 2010 and 2009 have been changed to conform to the 2011 presentation.

Consulting Fee Revenue by Geographic Region:

	2011		2010		2009
U.S./Canada	$115,378	28.9%	$102,092	26.7%	$74,740	20.5%
Latin America	48,188	12.1	2,464	0.6	2,469	0.7
Europe	90,049	22.5	97,003	25.4	105,452	29.0
Middle East	108,720	27.2	102,538	26.9	126,749	34.8
North Africa	17,451	4.4	66,179	17.3	47,482	13.0
Asia/Pacific	19,468	4.9	11,823	3.1	7,118	2.0

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

U.S.	$112,098	28.1%	$99,885	26.1%	$72,229	19.8%
Non -U.S.	287,156	71.9	282,214	73.9	291,781	80.2

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

Total Revenue by Geographic Region:

	2011		2010		2009
U.S./Canada	$207,906	41.5%	$161,840	35.8%	$122,229	29.0%
Latin America	48,547	9.7	2,512	0.6	2,474	0.6
Europe	95,227	19.0	102,213	22.6	109,424	25.9
Middle East	110,683	22.1	104,357	23.1	131,963	31.3
North Africa	19,349	3.8	68,328	15.1	48,311	11.5
Asia/Pacific	19,744	3.9	12,508	2.8	7,381	1.7

Total	$501,456	100.0%	$451,758	100.0%	$421,782	100.0%

U.S.	$204,629	40.8%	$159,633	35.3%	$119,125	28.2%
Non -U.S.	296,827	59.2	292,125	64.7	302,657	71.8

Total	$501,456	100.0%	$451,758	100.0%	$421,782	100.0%

Consulting Fee Revenue By Client Type:

	2011		2010		2009
U.S. federal government	$11,667	2.9%	$24,731	6.5%	$45,493	12.5%
U.S. state, local and regional government	64,734	16.2	55,075	14.4	39,003	10.7%
Foreign government	85,756	21.5	120,226	31.5	104,764	28.8%
Private sector	237,097	59.4	182,067	47.6	174,750	48.0%

Total	$399,254	100.0%	$382,099	100.0%	$364,010	100.0%

Total Revenue By Client Type:

	2011		2010		2009
U.S. federal government	$13,885	2.8%	$26,652	5.9%	$46,898	11.1%
U.S. state, local and regional government	150,818	30.1	102,067	22.6	84,219	20.0%
Foreign government	91,375	18.2	126,155	27.9	107,049	25.4%
Private sector	245,378	48.9	196,884	43.6	183,616	43.5%

Total	$501,456	100.0%	$451,758	100.0%	$421,782	100.0%

Total Assets by Geographic Region:

	December 31,
	2011	2010
U.S / Canada	$118,805	$113,412
Latin America	50,151	1,107
Europe	103,871	118,446
Middle East	63,681	59,471
North Africa	65,048	69,549
Asia / Pacific	5,956	8,866

Total	$407,512	$370,851

U.S.	$117,348	$111,238
Non-U.S.	290,164	259,613

	$407,512	$370,851

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2011	2010
U.S./Canada	$6,070	$6,884
Latin America	1,804	37
Europe	2,088	2,335
Middle East	2,371	1,692
North Africa	284	346
Asia/Pacific	493	632

Total	$13,110	$11,926

U.S.	$6,061	$6,867
Non -U.S.	7,049	5,059

Total	$13,110	$11,926

Note 20—Subsequent Event

On March 6, 2012, the Company, the Agent and the Lenders entered into a Second Amendment to Credit Agreement. See Note 9 for details.

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) earnings, and cash flows for each of the years in the two-year period ended December 31, 2011. We also have audited Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

As discussed in Note 4 to the consolidated financial statements, the Company has significant accounts receivables from its operations in Libya. The political unrest in this country has had an impact on the Company’s collection efforts. Due to these circumstances, if the Company is unable to collect these outstanding accounts receivable the Company’s financial condition and liquidity could be significantly impacted.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II – Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2011. In our opinion, this consolidated financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/    EisnerAmper LLP

Edison, New Jersey

March 12, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity, comprehensive earnings and cash flows of Hill International, Inc. and Subsidiaries for the year ended December 31, 2009. Hill International, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hill International, Inc. and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the consolidated financial statement schedule listed in the index at Item 15(a), Schedule II for the year ended December 31, 2009. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Amper, Politziner & Mattia, LLP

Edison, New Jersey

March 12, 2010

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
(in thousands, except per share data)
Year Ended December 31, 2011
Consulting fee revenue	$94,272	$102,951	$102,463	$99,568	$399,254
Total revenue	123,010	126,935	128,878	122,633	501,456
Gross profit	38,929	43,505	43,668	45,161	171,263
Operating (loss) profit	(5,293)	824	1,885	(1,275)	(3,859)
Consolidated net (loss) earnings	(5,378)	(196)	385	254	(4,935)
Net (loss) earnings attributable to Hill	(5,596)	(497)	654	(578)	(6,017)
Basic (loss) earnings per common share	($0.15)	($0.01)	$0.02	$(0.02)	($0.16)
Diluted (loss) earnings per common share	($0.15)	($0.01)	$0.02	$(0.02)	($0.16)

Year Ended December 31, 2010
Consulting fee revenue	$91,936	$91,559	$97,401	$101,203	$382,099
Total revenue	104,472	108,192	111,024	128,070	451,758
Gross profit	38,823	38,831	43,725	47,371	168,750
Operating profit	2,699	4,254	6,321	5,345	18,619
Consolidated net earnings	2,623	3,171	5,318	3,882	14,994
Net earnings attributable to Hill	2,457	2,884	5,100	3,775	14,216
Basic earnings per common share	$0.06	$0.07	$0.13	$0.10	$0.36
Diluted earnings per common share	$0.06	$0.07	$0.13	$0.10	$0.36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, EisnerAmper LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. EisnerAmper LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information appearing in our 2012 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, and “Executive Compensation” is incorporated by reference in this section.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2012 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan, our 2006 Restricted Stock Grant Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 12 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	3,821,541	$5.29	3,812,423	(1)(2)
Equity compensation plans not approved by security holders	—	—	—

Total	3,821,541	$5.29	3,812,423

(1)	Includes 2,142,459 shares which remain available for future issuance under our 2006 Employee Stock Option Plan 77,000 shares which remain available for future issuance under our 2007 Restricted Stock Grant Plan, 1,518,439 shares which remain available for future issuance under our 2008 Employee Stock Purchase Plan and 74,525 shares which remain available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.
(2)	On March 6, 2012, the Company granted options to purchase 1,077,982 shares of its common stock at an exercise price of $5.47 each.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2012 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section

Item 14.	Principal Accounting Fees and Services.

The information appearing in our 2012 Proxy Statement under the headings “Independent Auditors” and “Audit Committee Report” is incorporated by reference in this section.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2011 and December 31, 2010, the related consolidated statements of operations, stockholders’ equity, comprehensive (loss) earnings and cash flows for each of the years then ended, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

The Registrant’s consolidated statements of operations, stockholders’ equity, comprehensive (loss) earnings and cash flows for the year ended December 31, 2009, the footnotes thereto, and the report of Amper, Politziner & Mattia, LLP, independent auditors, are filed herewith.

The balance sheet of Stanley Baker Hill, LLC as of December 31, 2009 and the related statements of operations and members’ equity and cash flows for the year then ended, the footnotes thereto, and the report of Schneider Downs & Co., Inc., independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

(b)	Exhibits

(b)	Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (2)

3.2	Amended and Restated By-laws of Hill International, Inc. (3)

4.1	Specimen Common Stock Certificate. (4)

10.1*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended April 21, 2008). (5)

10.2*	Employment Agreement between the Company and Irvin E. Richter. (6)

10.3*	Employment Agreement between the Company and David L. Richter. (7)

10.4	Limited Liability Company Agreement of Stanley Baker Hill, LLC. (8)

10.5	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC. (9)

10.6	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC. (10)

10.7	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction. (11)

10.8	Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A. (12)

10.9	Forbearance Agreement, dated as of June 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined in the Credit Agreement). (13)

10.10	First Amendment to Forbearance Agreement, dated as of August 16, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement). (14)

10.11	Second Amendment to Forbearance Agreement, dated as of September 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement). (15)

10.12	Forbearance and First Amendment to Credit Agreement, dated as of October 17, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement). (16)

10.13	Limited Waiver and Second Amendment to Credit Agreement dated March 6, 2012 between Hill International, Inc., as borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Credit Agreement). (17)

10.14*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan. (18)

10.15*	Hill International, Inc. 2007 Restricted Stock Grant Plan. (19)

Exhibit No.	Description

10.16*	Hill International, Inc. 2008 Employee Stock Purchase Plan. (20)

14	Code of Ethics. (21)

21	Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

23.2	Consent of Amper, Politziner Mattia, LLP, Independent Registered Public Accounting Firm

23.3	Consent of Schneider Downs & Co., Inc., Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2011 and 2010.

99.2	Audited financial statements for our unconsolidated subsidiary, Stanley Baker Hill, LLC, for the year ended December 31, 2009.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-155332), filed on November 13, 2008 and incorporated herein by reference.

(6)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(7)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(8)	Included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(9)	Included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(10)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(11)	Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(12)	Included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.

(13)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference.

(14)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(15)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(16)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011 and incorporated herein by reference.

(17)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2012 and incorporated herein by reference.

(18)*	Included as Exhibit 4.5 to the Registrant’s Registration on Form S-8 (No. 333-155332), filed on June 19, 2009 and incorporated herein by reference.

(19)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(20)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2007 and incorporated herein by reference.

(21)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/S/ IRVIN E. RICHTER
Irvin E. Richter
Chairman and Chief Executive Officer
Date: March 12, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/S/ IRVIN E. RICHTER Irvin E. Richter Chairman, Chief Executive Officer and Director (Principal Executive Officer)	By:	/S/ WILLIAM J. DOYLE William J. Doyle Director

	Date: March 12, 2012		Date: March 12, 2012

By:	/S/ DAVID L. RICHTER David L. Richter President, Chief Operating Officer and Director	By:	/S/ BRIAN W. CLYMER Brian W. Clymer Director

	Date: March 12, 2012		Date: March 12, 2012

By:	/S/ JOHN FANELLI III John Fanelli III Senior Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/S/ ALAN S. FELLHEIMER Alan S. Fellheimer Director

	Date: March 12, 2012		Date: March 12, 2012

By:	/S/ CAMILLE S. ANDREWS Camille S. Andrews Director	By:	/S/ STEVEN M. KRAMER Steven M. Kramer Director

	Date: March 12, 2012		Date: March 12, 2012

By:	/S/ RONALD F. EMMA Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: March 12, 2012

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other - Allowance Acquired in Business Combinations	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2011	$9,457	$3,178	$75	$(3,529)	$9,181

Fiscal year ended December 31, 2010	$9,780	$2,234	$—	$(2,557)	$9,457

Fiscal year ended December 31, 2009	$5,999	$5,156	$6	$(1,381)	$9,780