Form 10-Q
period 2012-03-31
Hill International, Inc.
filed 2012-05-10
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 38,578,409 shares of the Registrant’s Common Stock outstanding at May 1, 2012.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$24,698	$17,924
Cash—restricted	2,324	1,480
Accounts receivable, less allowance for doubtful accounts of $8,982 and $9,181	196,824	197,906
Accounts receivable—affiliate	1,794	1,830
Prepaid expenses and other current assets	8,573	8,289
Income taxes receivable	2,707	1,688
Deferred income tax assets	1,763	2,716

Total current assets	238,683	231,833
Property and equipment, net	12,565	13,110
Cash—restricted, net of current portion	5,763	6,281
Retainage receivable	3,217	4,434
Acquired intangibles, net	29,384	30,937
Goodwill	84,841	82,941
Investments	9,311	12,620
Deferred income tax assets	18,824	18,186
Other assets	6,399	7,170

Total assets	$408,987	$407,512

Liabilities and Stockholders’ Equity
Due to bank	$—	$1,299
Current maturities of notes payable	86,560	6,025
Accounts payable and accrued expenses	75,623	76,747
Income taxes payable	2,160	4,071
Deferred revenue	21,615	15,503
Deferred income taxes	340	337
Other current liabilities	5,742	4,818

Total current liabilities	192,040	108,800
Notes payable, net of current maturities	11,548	87,435
Retainage payable	3,484	5,512
Deferred income taxes	15,469	15,224
Deferred revenue	5,975	6,604
Other liabilities	11,460	11,543

Total liabilities	239,976	235,118

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 75,000,000 shares authorized, 45,004,944 shares and 44,937,054 shares issued at March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	127,895	127,168
Retained earnings	66,890	73,626
Accumulated other comprehensive loss	(16,972)	(18,896)

	177,817	181,902
Less treasury stock of 6,433,651 shares, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	150,051	154,136
Noncontrolling interests	18,960	18,258

Total equity	169,011	172,394

Total liabilities and stockholders’ equity	$408,987	$407,512

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011

Consulting fee revenue	$99,197	$94,272
Reimbursable expenses	16,616	28,738

Total revenue	115,813	123,010

Cost of services	58,462	55,343
Reimbursable expenses	16,616	28,738

Total direct expenses	75,078	84,081

Gross profit	40,735	38,929

Selling, general and administrative expenses	43,472	44,226
Equity in earnings of affiliates	—	(4)

Operating loss	(2,737)	(5,293)
Interest expense and related financing fees, net	4,841	994

Loss before income taxes	(7,578)	(6,287)
Income tax benefit	(1,041)	(909)

Consolidated net loss	(6,537)	(5,378)
Less: net earnings—noncontrolling interests	199	218

Net loss attributable to Hill International, Inc.	$(6,736)	$(5,596)

Basic loss per common share—Hill International, Inc.	$(0.17)	$(0.15)

Basic weighted average common shares outstanding	38,526	38,276

Diluted loss per common share—Hill International, Inc.	$(0.17)	$(0.15)

Diluted weighted average common shares outstanding	38,526	38,276

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Consolidated net loss	$(6,537)	$(5,378)
Foreign currency translation adjustment, net of tax	2,355	3,891
Other, net	72	199

Comprehensive loss	(4,110)	(1,288)
Comprehensive earnings attributable to noncontrolling interest	702	947

Comprehensive loss attributable to Hill International, Inc.	$(4,812)	$(2,235)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(6,537)	$(5,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,305	3,102
Equity in earnings of affiliates	—	(4)
Provision for bad debts	215	446
Deferred tax provision	397	640
Stock based compensation	634	617
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,727	2,960
Accounts receivable—affiliate	36	394
Prepaid expenses and other current assets	(87)	(2,375)
Income taxes receivable	(941)	2
Retainage receivable	1,217	(249)
Other assets	736	(296)
Accounts payable and accrued expenses	(2,650)	4,837
Income taxes payable	(2,179)	(3,262)
Deferred revenue	4,962	(556)
Other current liabilities	909	787
Retainage payable	(2,031)	(29)
Other liabilities	(209)	(2,124)

Net cash provided by (used in) operating activities	3,504	(488)

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(13,881)
Distributions from affiliate	—	273
Sale of investment	3,149	—
Payments for purchase of property and equipment	(361)	(1,805)
Purchase of additional interest in subsidiary	—	(1,609)

Net cash provided by (used in) investing activities	2,788	(17,022)

Cash flows from financing activities:
Due to bank	(1,299)	(1,515)
Payments on notes payable	(605)	(4)
Net borrowings on revolving loans	4,036	8,934
Proceeds from stock issued under employee stock purchase plan	24	16
Proceeds from exercise of stock options	2	10

Net cash provided by financing activities	2,158	7,441

Effect of exchange rate changes on cash	(1,676)	(2,642)

Net increase (decrease) in cash and cash equivalents	6,774	(12,711)
Cash and cash equivalents—beginning of period	17,924	39,406

Cash and cash equivalents—end of period	$24,698	$26,695

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

Note 2—Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Note 3—Accounts Receivable

The components of accounts receivable are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Billed	$171,842	$181,505
Retainage, current portion	4,795	3,960
Unbilled	29,169	21,622

	205,806	207,087
Allowance for doubtful accounts	(8,982)	(9,181)

	$196,824	$197,906

At March 31, 2012, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya amounted to $59,838,000. Due to the current political and economic uncertainty in Libya, the Company is unable to determine the effect this situation will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations and liquidity.

Note 4—Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(in thousands)
Client relationships	$34,892	$11,243	$34,040	$9,942
Acquired contract rights	9,288	5,482	13,096	8,244
Trade names	2,792	863	3,378	1,391

Total	$46,972	$17,588	$50,514	$19,577

Intangible assets, net	$29,384		$30,937

Amortization expense related to intangible assets totaled $2,194,000 and $1,961,000 for the three-months ended March 31, 2012 and 2011, respectively. The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Year ending December 31,	Estimated amortization expense
(in thousands)

2012 (remaining 9 months)	$5,637
2013	5,071
2014	3,969
2015	3,629
2016	3,109

Note 5—Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2012 (in thousands):

	Project Management	Construction Claims	Total

Balance, December 31, 2011	$56,896	$26,045	$82,941
Translation adjustments	1,342	558	1,900

Balance, March 31, 2012	$58,238	$26,603	$84,841

Note 6—Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2012	December 31, 2011
(in thousands)
Accounts payable	$17,720	$25,541
Accrued payroll	27,236	24,431
Accrued subcontractor fees	7,560	2,647
Accrued agency fees	15,438	15,336
Accrued legal and professional fees	2,656	2,887
Other accrued expenses	5,013	5,905

	$75,623	$76,747

Note 7—Notes Payable

Outstanding debt obligations are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Revolving credit loan payable. The weighted average interest rate of all borrowings was 7.00% and 6.75% at March 31, 2012 and December 31, 2011, respectively. (For more information, see below.)	$80,000	$77,000

Revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $801,000 and $776,000 at March 31, 2012 and December 31, 2011, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both March 31, 2012 and December 31, 2011, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by a minimum of three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	149	—

Unsecured credit facility with the Caja Badajoz in Spain for €1,500,000 (approximately $2,001,000 and $1,944,000 at March 31, 2012 and December 31, 2011, respectively) of which €385,000 (approximately $514,000) was outstanding at March 31, 2012. The interest rate at March 31, 2012 is the three-month EURIBOR rate of 1.42% plus 3.00% (or 4.42%). The interest rate at December 31, 2011 was the three-month EURIBOR rate of 1.94% plus 3.00% (or 4.94%).	514	—

Revolving credit facilities with a consortium of banks in Spain providing for total borrowings of up to €4,870,000 (approximately $6,498,000 and $6,311,000 at March 31, 2012 and December 31, 2011, respectively). The stated interest rate is 6.50%. (For more information, see below.)	4,653	4,301

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to AED11,500,000 (approximately $3,131,000 at both March 31, 2012 and December 31, 2011, respectively), collateralized by certain overseas receivables. The interest rate is the three-month Emirates InterBank Offer Rate of 1.52% and 1.51% at March 31, 2012 and December 31, 2011, respectively plus 3.00%, (or 4.52% and 4.51% at March 31, 2012 and December 31, 2011, respectively) but no less than 5.50%. The amount outstanding on this facility was AED9,670,000 and AED8,301,000 at March 31, 2012 and December 31, 2011, respectively. This facility is being renewed on a month-to-month basis. (For more information, see below.)

	2,634	2,260

Payments due for the Engineering S.A. acquisition.	9,633	9,236

Other notes payable	525	663

	98,108	93,460

Less current maturities	86,560	6,025

Notes payable, net of current maturities	$11,548	$87,435

The Company maintains a credit facility pursuant to the terms of a credit agreement (the “Credit Agreement”) dated as of June 30, 2009 among the Company and Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company and PNC Bank N.A. (the “Lenders”) with Bank of America, N.A. acting as Agent.

During 2011, the Company was in violation of certain of the financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement, most recently on March 6, 2012. In connection with the amendment dated March 6, 2012, the Company incurred fees amounting to approximately $2,075,000 which were charged to interest expense and related financing fees, net in the quarter ended March 31, 2012.

The Credit Agreement, as amended, provides for borrowings of up to $100,000,000 with a letter of credit sub-facility of up to $35,000,000 (the “Aggregate Commitments”). Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International N.V. Additionally, the Credit Agreement prohibits the Company from making new investments or acquisitions, limits the amount of cash the Company may accumulate, prohibits the payment of dividends and requires the Company to take certain actions, including providing additional monthly reporting to the Lenders. Borrowings outstanding under the Credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 0.75% and 4.75% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Also, no Lender may issue a Letter of Credit with an expiration date after March 31, 2014 without the approval by all Lenders, and the total amount available to be drawn under all Letters of Credit expiring after March 31, 2013 is limited to $27,500,000 without approval by all Lenders.

Among other things, the Company is required to comply with the following financial covenants:

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

(b) the consolidated fixed charge coverage ratio for (i) the two quarters ending March 31, 2012 and the three quarters ending June 30, 2012 will not be less than 1.00 to 1.00 and (ii) for the periods ending on or after September 30, 2012 will not be less than 1.25 to 1.00; and

(c) the consolidated funded indebtedness ratio will not be less than 0.65 to 1.00.

The Credit Agreement, as amended, requires that 100% of the first $25,000,000 of proceeds from the sale of our equity interests plus 50% of all of these proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions to us from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. The Company paid an amendment fee equal to 0.15% of the Aggregate Commitments on March 6, 2012 and must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee (the “Deferred Fee”) equal to 2.0% of the total amounts outstanding (borrowings plus letters of credit). The Deferred Fee will accrue from March 6, 2012 and is payable on the earlier to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) and (z) the maturity date.

As of March 31, 2012, the Company was in violation of financial covenants (b) and (c) above. Accordingly, the Company has classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at March 31, 2012. The Company is in discussions with the Lenders regarding the Credit Facility.

As of March 31, 2012, the Company had $16,518,000 in outstanding letters of credit. Due to conditions of the Credit Agreement, as amended, total remaining availability at March 31, 2012 was $3,482,000.

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings with interest at 6.50% of up to €4,870,000 (approximately $6,498,000 and $6,311,000 at March 31, 2012 and December 31, 2011, respectively), of which €3,488,000 (approximately $4,653,000) and €3,319,000 (approximately $4,301,000) were utilized at March 31, 2012 and December 31, 2011, respectively. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $471,000) and €689,000 (approximately $919,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens Hill’s obligations resulting from the Credit Contracts, Gerens Hill provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED150,000,000 (approximately $40,838,000 at both March 31, 2012 and December 31, 2011) in Letters of Guarantee of which AED122,110,000 and AED132,133,000 (approximately $33,245,000 and $35,973,000, respectively) were utilized at March 31, 2012 and December 31, 2011, respectively.

The Company also maintains a revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,334,000 and $1,296,000 at March 31, 2012 and December 31, 2011, respectively), with interest rates at 0.99% and 1.48% plus Egnatia Bank’s prime rate of 5.00% (or 5.99%) at March 31, 2012 and 5.00% (or 6.48%) at December 31, 2011, collateralized by certain assets of the Company. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,004,000 and $5,832,000 at March 31, 2012 and December 31, 2011, respectively), of which €869,000 (approximately $1,159,000) and €1,270,000 (approximately $1,645,000) had been utilized at March 31, 2012 and December 31, 2011, respectively. . The facility expiration date has been extended to May 31, 2012. The Company expects that the facility expiration date will be further extended to April 30, 2013 and is awaiting final approval from the bank.

Engineering S.A. maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $930,000, $109,000 and $547,000, respectively, at March 31, 2012), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at March 31, 2012 which are renewed automatically every three months.

In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 Brazilian Reais (approximately $10,376,000 at the date of acquisition) and has discounted that amount using an interest rate of 4.72%, the weighted average interest rate at that time. The discounted amounts at March 31, 2012 and December 31, 2012 were $9,633,000 and $9,236,000, respectively.

Note 8—Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Three months ended March 31,
(in thousands)	2012	2011

Interest and related financing fees paid	$4,679	$712

Income taxes paid	$1,374	$1,043

Note 9—Equity in Earnings of Affiliates

Equity in earnings of affiliates reflects the Company’s ownership of 50.0% of the members’ equity of Hill TMG.

Hill TMG was a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”) and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East.

At March 31, 2012 and December 31, 2011, the Company reported receivables totaling $1,394,000 and $1,679,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Such amounts are payable in accordance with the subcontract agreement between the Company and Hill TMG.

Revenue from Hill TMG pursuant to such subcontract agreement for the three-month periods ended March 31, 2012 and 2011 was $0 and $79,000, respectively.

Note 10—Loss per Share

Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive. Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for both of the three-month periods ended March 31, 2012 and 2011. The total number of such shares excluded from diluted loss per common share was 3,943,290 shares and 2,396,944 shares for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 11—Share-Based Compensation

At March 31, 2012, the Company had 4,623,741 options outstanding with a weighted average exercise price of $5.29. During the three-month period ended March 31, 2012, the Company granted 880,200 options which vest over a four-year period, have a weighted average exercise price of $5.47 and a weighted-average contractual life of 5.00 years. The aggregate fair value of the options was $2,350,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—3.75 years; volatility—78.4% and risk-free interest rate—0.85%. During the three-month period ended March 31, 2012, options for 1,000 shares with a weighted average exercise price of $2.45 were exercised, options for 17,000 shares with a weighted average exercise price of $4.99 were forfeited and options for 60,000 shares with a weighted average exercise price of $8.14 lapsed.

During the three-month period ended March 31, 2012, the Company issued 60,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the three-month period ended March 31, 2012, employees purchased 6,890 common shares, for an aggregate purchase price of $28,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $634,000 and $617,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 12—Stockholders’ Equity

On November 10, 2008, the Board of Directors approved a stock repurchase program whereby the Company could purchase shares of its common stock up to a total purchase price of $20,000,000. On August 4, 2009, the Board of Directors amended the stock repurchase program to increase the authorized amount to $40,000,000. On March 7, 2011, the Board of Directors approved an increase in the Stock Repurchase Program to $60,000,000 and extended the program to December 31, 2012. Through March 31, 2012, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or

$4.19 per share. Under the terms of its Credit Agreement (see Note 7), the Company is prohibited from making any further repurchases of its common stock without the written consent of the Lenders.

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2012:

	Total	Hill International, Inc. stockholders	Noncontrolling interests

Stockholders’ equity, December 31, 2011	$172,394	$154,136	$18,258

Net (loss) earnings	(6,537)	(6,736)	199
Other comprehensive loss	2,427	1,924	503

Comprehensive (loss) earnings	(4,110)	(4,812)	702
Additional paid in capital	727	727	—

Stockholders’ equity, March 31, 2012	$169,011	$150,051	$18,960

Note 13—Income Taxes

During the three-month periods ended March 31, 2012 and 2011, there was no change in the reserve for uncertain tax positions. The reserves for uncertain tax positions amounted to $5,386,000 and $6,289,000 at March 31, 2012 and 2011, respectively, and are included in “Other Liabilities” in the consolidated balance sheets.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2012, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The effective tax rates for the three-month periods ended March 31, 2012 and 2011 were 13.7% and 14.5%, respectively. For both periods, the tax rates are low because a substantial portion of the Company’s profit comes from foreign operations which are taxed at lower rates, if at all, and because of the financial reporting requirements related to noncontrolling interest in pass-through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest be excluded from consolidated income tax expense.

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

Note 14—Business Segment Information

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

The following tables reflect the disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended March 31,
	2012		2011

Project Management	$73,141	73.7%	$69,848	74.1%
Construction Claims	26,056	26.3	24,424	25.9

Total	$99,197	100.0%	$94,272	100.0%

Total Revenue:

	Three months ended March 31,
	2012		2011

Project Management	$89,038	76.9%	$97,924	79.6%
Construction Claims	26,775	23.1	25,086	20.4

Total	$115,813	100.0%	$123,010	100.0%

Operating Profit (Loss):

	Three months ended March 31,
	2012	2011

Project Management before equity in earnings of affiliates	$3,555	$2,753
Equity in earnings of affiliates	—	4

Total Project Management	3,555	2,757
Construction Claims	1,180	(735)
Corporate Expenses	(7,472)	(7,315)

Total	$(2,737)	$(5,293)

Depreciation and Amortization Expense:

	Three months ended March 31,
	2012	2011

Project Management	$2,459	$2,220
Construction Claims	801	830

Subtotal segments	3,260	3,050
Corporate	45	52

Total	$3,305	$3,102

Consulting Fee Revenue by Geographic Region:

	Three months ended March 31,
	2012		2011

U.S./Canada	$28,535	28.8%	$27,852	29.5%
Latin America	13,532	13.6	4,090	4.4
Europe	21,598	21.8	21,812	23.1
Middle East	28,999	29.2	25,761	27.3
North Africa	2,595	2.6	10,463	11.1
Asia/Pacific	3,938	4.0	4,294	4.6

Total	$99,197	100.0%	$94,272	100.0%

U.S.	$27,663	27.9%	$27,203	28.9%
Non-U.S.	71,534	72.1	67,069	71.1

Total	$99,197	100.0%	$94,272	100.0%

Total Revenue by Geographic Region:

	Three months ended March 31,
	2012		2011

U.S./Canada	$42,165	36.4%	$54,292	44.1%
Latin America	13,639	11.8	4,099	3.3
Europe	23,272	20.1	22,935	18.6
Middle East	29,834	25.7	26,224	21.3
North Africa	2,973	2.6	10,928	8.9
Asia/Pacific	3,930	3.4	4,532	3.8

Total	$115,813	100.0%	$123,010	100.0%

U.S.	$41,280	35.6%	$53,643	43.6%
Non-U.S.	74,533	64.4	69,367	56.4

Total	$115,813	100.0%	$123,010	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended March 31,
	2012		2011

U.S. federal government	$2,958	3.0%	$3,334	3.5%
U.S. state, local and regional government	14,952	15.1	14,156	15.0
Foreign government	21,194	21.4	25,118	26.6
Private sector	60,093	60.5	51,664	54.9

Total	$99,197	100.0%	$94,272	100.0%

Total Revenue By Client Type:

	Three months ended March 31,
	2012		2011

U.S. federal government	$3,560	3.1%	$3,823	3.1%
U.S. state, local and regional government	19,981	17.3	40,749	33.1
Foreign government	22,931	19.8	26,628	21.6
Private sector	69,341	59.8	51,810	42.2

Total	$115,813	100.0%	$123,010	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2012	December 31, 2011

U.S./Canada	$5,411	$6,070
Latin America	1,748	1,804
Europe	2,260	2,088
Middle East	2,387	2,371
North Africa	261	284
Asia/Pacific	498	493

Total	$12,565	$13,110

U.S.	$5,403	$6,061
Non-U.S.	7,162	7,049

Total	$12,565	$13,110

Note 15—Concentrations

The Company had no clients that accounted for 10% or more of total revenue for the three-month period ended March 31, 2012 and one client that accounted for 18% of total revenue for the three-month period ended March 31, 2011.

The Company had no clients that accounted for 10% or more of consulting fee revenue in the three-month periods ended March 31, 2012 and 2011.

One client, located in Libya, accounted for 28% of accounts receivable at both March 31, 2012 and December 31, 2011.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during each of the three-month periods ended March 31, 2012 and 2011.

Note 16—Commitments and Contingencies

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

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 12, 2012 (the “2011 Annual Report”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to us are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,200 employees operating from 110 offices in more than 30 countries.

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

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a majority-owned subsidiary of the Company, HillStone intends to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our financial statements as it does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table on page 29.

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

Recent regional civil unrest and global economic conditions, including disruption of financial markets, has adversely affected our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2011 Annual Report.

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

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended March 31,
(in thousands)	2012		2011		Change
Project Management	$73,141	73.7%	$69,848	74.1%	$3,293	4.7%
Construction Claims	26,056	26.3	24,424	25.9	1,632	6.7

Total	$99,197	100.0%	$94,272	100.0%	$4,925	5.2%

Hill’s CFR increased $4,925,000 to $99,197,000 in the first quarter of 2012 from $94,272,000 in the first quarter of 2011. This was comprised of an increase of 8.2% from the acquisition of Engineering, S.A. in Brazil partially offset by an organic decrease of 3.0% primarily due to the decrease in Libya.

During the first quarter of 2012, Hill’s project management CFR increase of 4.7% included an increase of 11.0% due to the acquisition of Engineering S.A., partially offset by an organic decrease of 6.3% primarily in Libya and the UAE. The increase in project management CFR consisted of a $2,926,000 increase in foreign projects and an increase of $367,000 in domestic projects. The increase in foreign project management CFR was primarily due to an increase of $8,489,000 in Brazil, where Engineering S.A. was acquired at the end of February 2011 and an increase of $3,953,000 due to new work in Saudi Arabia. These increases were partially offset by a decrease of $7,951,000 in Libya where work stopped in February 2011 due to political unrest. The increase in domestic project management CFR was due to an increase in our Mid-Atlantic region partially offset by a decrease in our Washington D.C. region.

During the first quarter of 2012, Hill’s construction claims CFR increase of 6.7% was all organic and primarily resulted from increases in the United Kingdom and the United States.

Reimbursable Expenses

	Three months ended March 31,
(in thousands)	2012		2011		Change
Project Management	$15,896	95.7%	$28,076	97.7%	$(12,180)	(43.4)%
Construction Claims	720	4.3	662	2.3	58	8.8

Total	$16,616	100.0%	$28,738	100.0%	$(12,122)	(42.2)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $11,199,000 in our Northeast region.

Cost of Services

	Three months ended March 31,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$46,649	79.8%	63.8%	$43,611	78.8%	62.4%	$3,038	7.0%
Construction Claims	11,813	20.2	45.3	11,732	21.2	48.0	81	0.7

Total	$58,462	100.0%	58.9%	$55,343	100.0%	58.7%	$3,119	5.6%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in Brazil, Saudi Arabia and our Western region in support of the increased revenue in those areas, partially offset by a decrease in Libya.

The increase in the cost of services for construction claims was due primarily to increases in direct costs in the United States and the United Kingdom partially offset by decreases in the Middle East and Australia.

Gross Profit

	Three months ended March 31,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$26,492	65.0%	36.2%	$26,237	67.4%	37.6%	$255	1.0%
Construction Claims	14,243	35.0	54.7	12,692	32.6	52.0	1,551	12.2

Total	$40,735	100.0%	41.1%	$38,929	100.0%	41.3%	$1,806	4.6%

The increase in project management gross profit included an increase of $251,000 from international operations including increases of $3,870,000 from Brazil and $683,000 from the Middle East, primarily Saudi Arabia, partially offset by decreases of $3,463,000 from Libya and $560,000 from the United Kingdom.

The increase in construction claims gross profit of $1,551,000 was driven by increases of $1,537,000 from the United Kingdom and $428,000 from the Middle East partially offset by a decrease of $400,000 from Asia/Pacific where some large assignments were concluded.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended March 31,
(in thousands)	2012		2011		Change
		% of CFR		% of CFR
SG&A Expenses	$43,472	43.8%	$44,226	46.9%	$(754)	(1.7)%

The decrease in SG&A of $754,000 included net organic decreases of $3,563,000 offset by an increase of $2,809,000 from Engineering S.A. which was acquired in February 2011.

The significant components of the change in SG&A are as follows:

•

A decrease in unapplied and indirect labor expense of $51,000 including decreases of $795,000 in U.S. project management and $767,000 in Europe project management partially offset by an increase of $1,263,000 in Brazil.

•	A decrease of $441,000 in administrative travel costs primarily due to cost cutting efforts in reducing non-essential travel.

•

A decrease of $346,000 in rent expense due to the closure of a Northern New Jersey office in early 2011 offset by a temporary overlapping of rental costs in the United Kingdom during an office relocation during the first quarter of 2011.

•	A decrease of $231,000 in bad debt expense due primarily to a reduction in reserves accrued in the first quarter of 2011 for Washington D.C. and the United Kingdom construction claims group.

•

An increase of $233,000 in amortization expense due to an increase of $589,000 for Engineering S.A. partially offset by a decrease of $243,000 for Euromost (Poland) and $101,000 for TRS Consultants (Northern California).

Operating Profit (Loss):

	Three months ended March 31,
	2012		2011		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$3,555	4.9%	$2,753	3.9%	$802	29.1%
Equity in earnings of affiliates	—	—	4	—	(4)	(100.0)

Total Project Management	3,555	4.9	2,757	3.9	798	28.9
Construction Claims	1,180	4.5	(735)	(3.0)	1,915	(260.5)
Corporate	(7,472)		(7,315)		(157)	2.1

Total	$(2,737)	(2.8)%	$(5,293)	(5.6)%	$2,556	(48.3)%

Operating loss improved by $2,556,000 during the first quarter of 2012 compared to the first quarter of 2011. This was due primarily to an increase in the Construction Claims operating profit of $1,915,000 and an increase in Project Management operating profit of $798,000.

The increase in Project Management operating profit included increases of $1,249,000 in Brazil, $1,151,000 in the U.S., $874,000 in the Middle East, primarily Saudi Arabia, and $375,000 in Asia/Pacific. These increases were partially offset by a decrease of $3,171,000 in Libya.

The increase in operating profit for the Construction Claims group was primarily due to an increase of $2,586,000 in the United Kingdom and $220,000 in the Americas partially offset by a decrease of $1,165,000 in Australia.

Corporate costs were held to an increase of $157,000 over the prior year with increases in accounting fees, due primarily to first quarter work on the Brazil audit, and increases in Information Technology related costs including licenses, maintenance and depreciation.

Interest Expense and Related Financing Fees, net

This item increased $3,847,000 to $4,841,000 in the three-month period ended March 31, 2012 as compared with $994,000 in three-month period ended March 31, 2011, primarily due to higher levels of debt outstanding and higher interest rates, including the forbearance agreement fees, amended Credit Agreement fees and related legal and advisory fees amounting to $2,075,000.

Income Taxes

For the three-month periods ended March 31, 2012 and 2011 we recognized net tax benefits of $1,041,000 and $909,000, respectively. The tax benefits were related to the pre-tax loss generated in those quarters.

The effective income tax rates for the three-month periods ended March 31, 2012 and 2011 were 13.7% and 14.5%, respectively. The Company’s effective income tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all, and because of the financial reporting requirements related to noncontrolling interest in pass-through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest holders be excluded from consolidated income tax expense.

Net Loss

The net loss attributable to Hill International, Inc. for the quarter ended March 31, 2012 was ($6,736,000) or ($0.17) per diluted common share based upon 38,526,000 diluted common shares outstanding, as compared to a net loss for the first quarter ended March 31, 2011 of ($5,596,000) or ($0.15) per diluted common share based upon 38,276,000 diluted common shares outstanding.

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

During 2011, the Company was in violation of certain of the financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement, most recently on March 6, 2012. In connection with the amendment dated March 6, 2012, the Company incurred fees amounting to approximately $2,075,000 which were charged to expense in the quarter ended March 31, 2012.

The Credit Agreement, as amended, provides for borrowings of up to $100,000,000 with a letter of credit sub-facility of up to $35,000,000 (the “Aggregate Commitments”). Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly owned subsidiary, Hill International N.V. Additionally, the Credit Agreement prohibits the Company from making new investments or acquisitions, limits the amount of cash the Company may accumulate, prohibits the payment of dividends and requires the Company to take certain actions, including providing additional monthly reporting to the Lenders. Borrowings outstanding under the Credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 0.75% and 4.75% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Also, no Lender may issue a Letter of Credit with an expiration date after March 31, 2014 without the approval by all Lenders, and the total amount available to be drawn under all Letters of Credit expiring after March 31, 2013 is limited to $27,500,000 without approval by all Lenders.

Among other things, the Company is required to comply with the following financial covenants:

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

(b) the consolidated fixed charge coverage ratio for (i) the two quarters ending March 31, 2012 and the three quarters ending June 30, 2012 will not be less than 1.00 to 1.00 and (ii) for the periods ending on or after September 30, 2012 will not be less than 1.25 to 1.00; and

(c) the consolidated funded indebtedness ratio will not be less than 0.65 to 1.00.

The Credit Agreement, as amended, requires that 100% of the first $25,000,000 of proceeds from the sale of any equity interests plus 50% of any of these proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions to us from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. The Company paid an amendment fee equal to 0.15% of the Aggregate Commitments on March 6, 2012 and must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee (the “Deferred Fee”) equal to 2.0% of the total amounts outstanding (borrowings plus letters of credit). The Deferred Fee will accrue from March 6, 2012 and is payable on the earlier to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) and (z) the maturity date.

As of March 31, 2012, the Company was in violation of financial covenants (b) and (c) above. Accordingly, we have classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at March 31, 2012. We are in discussions with the Lenders regarding the Credit Facility.

As of March 31, 2012, the Company had $16,518,000 in outstanding letters of credit. Due to conditions of the Credit Agreement, as amended, total remaining availability at March 31, 2012 was $3,482,000.

We currently have eight additional credit facilities with international financial institutions as follows:

•

A credit facility with a bank in the Middle East for 11,500,000 AED (approximately $3,131,000 at March 31, 2012) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at March 31, 2012 was 1.52%, plus 3.00%, (or 4.52%) but no less than 5.50%. At March 31, 2012, outstanding borrowings under this facility totaled 9,670,000 AED (approximately $2,634,000). The facility also allows for up to 150,000,000 AED (approximately $40,838,000 at March 31, 2012) in Letters of Guarantee of which 122,110,000 AED (approximately $33,245,000) was utilized March 31, 2012. This facility expired on August 27, 2010 and is being renewed on a month to month basis.

•

A revolving credit loan payable with a European bank up to €1,000,000 (approximately $1,334,000 at March 31, 2012), with interest rates at 0.99% plus Egnatia Bank’s prime rate of 5.00% (or 5.99%) at March 31, 2012, collateralized by certain of our assets. There were no borrowings under this facility at March 31, 2012. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,004,000) of which €869,000 (approximately $1,159,000) was utilized at March 31, 2012. The facility expiration date has been extended to May 31, 2012. The Company expects that the facility expiration date will be further extended to April 30, 2013 and is awaiting final approval from the bank.

•

An unsecured credit facility with a bank in Spain for €1,500,000 (approximately $2,001,000 at March 31, 2012). The interest rate on this facility is the three-month EURIBOR rate (which at March 31, 2012) was 1.42% plus 3.00%, or 4.42% but no less than 5.00%. At March 31, 2012 outstanding borrowings under this facility which expires on December 23, 2013 were €385,000 (approximately $514,000).

•

A revolving credit loan payable to Barclays Bank PLC up to £500,000 (approximately $801,000 at March 31, 2012) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by a minimum of three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

•

A revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings of up to €4,870,000 (approximately $6,498,000) with interest at 6.50% of which €3,488,000 (approximately $4,653,000) was utilized at March 31, 2012. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €353,000 (approximately $471,000) and €689,000 (approximately $919,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

The Company also maintains three revolving credit lines with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais each (approximately $930,000, $109,000 and $547,000, respectively) with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at March 31, 2012 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the recent political unrest which commenced in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work will resume in Libya where we reopened our office in November 2011. At March 31, 2012, the accounts receivable related to the work performed under contracts in Libya was $59,838,000. We are unable to determine the effect this unrest will have on the collectability of the accounts receivable. We believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

Acquisitions

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens Hill”) acquired an indirect 60% interest in Engineering S.A., a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000). A minimum additional payment was made on April 30, 2012 in the amount of BR6,624,000 (approximately $3,508,000). A minimum additional payment is due on April 30, 2013 in the amount of BR7,400,000 (approximately $3,919,000). Under certain circumstances, we may be required to pay BR5,000,000 (approximately $2,064,000) in addition to the minimum payments.

In December 2011 and January 2012, we received three letters expressing written intention to exercise their put option pursuant to the Investment and Shareholders Agreement dated February 15, 2008 among Gerens Hill, us and the other parties thereto. Upon consummation of the transaction, we will acquire an additional interest of 6.13% of Gerens Hill which will require the payment of €1,758,000 (approximately $2,343,000). Following the acquisition of such interests, the Company will indirectly own 75.48% of Gerens Hill.

Operations

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a credit agreement that allows for total amounts outstanding (that is, the sum of borrowings plus outstanding letters of credit) amounting to $100,000,000 with a consortium of banks led by Bank of America. At March 31, 2012, availability under the Credit Agreement was $3,482,000.

Commencing in the first quarter of 2012, we have reexamined our cost structure at every level of the Company and we are in the process of cutting a total of nearly $20 million in annual overhead costs. The areas affected are personnel and related benefits, professional fees, advertising, and travel and entertainment. We believe that effort combined with the positive revenue and sales trends we have seen so far this year should return us to profitability by the third quarter.

Sources of Additional Capital

At March 31, 2012, our cash and cash equivalents amounted to approximately $24,698,000 of which $1,024,000 is on deposit in the U.S. and $23,674,000 is on deposit in foreign locations.

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

On July 27, 2011, we filed a Form S-4 with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether such shares will be accepted by any potential sellers. Under the current terms of our Credit Agreement, as amended, we are precluded from making any acquisitions without the written consent of the Lenders.

We are pursuing other sources of financing, but we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Three Months Ended March 31, 2012

For the three months ended March 31, 2012, our cash and cash equivalents increased by $6,774,000 to $24,698,000. Cash provided by operations was $3,504,000, cash provided by investing activities was $2,788,000 and cash provided by financing activities was $2,158,000. We also experienced a decrease in cash of $1,676,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Cash provided by operations is attributable to consolidated net loss of $6,537,000 for the period adjusted by non-cash items included in net loss and working capital changes such as:

•	Non-cash items:

•	Depreciation and amortization of $3,305,000;

•	Bad debt expense of $215,000;

•	Deferred taxes of $397,000; and

•	Stock based compensation expense of $634,000.

•	Working capital changes which increased cash included the following:

•	A decrease in accounts receivable of $5,727,000 offset by unfavorable foreign currency translation adjustments of approximately $4,324,000;

•	A decrease in retainage receivable of $1,217,000 due to retainage payments received from various projects in New York;

•	A decrease in other assets amounting to $736,000;

•	An increase in deferred revenue of $4,962,000 due to a large advance payment from a project in Afghanistan; and

•	An increase in other current liabilities of $909,000.

•	Working capital changes which decreased cash included the following:

•

A decrease in accounts payable and accrued expenses of $2,650,000 due to the timing of payments for various selling, general and administrative cost, subcontractors offset by a foreign currency translation adjustment of approximately $1,516,000; and

•	A decrease in income taxes payable of $2,179,000 due primarily to the tax effect of net loss for the period.

Investing Activities

We received $3,149,000 from the sale, at book value, of an investment held by our subsidiary, Gerens Hill. We spent $361,000 to purchase computers, office equipment, furniture and fixtures.

Financing Activities

We received $4,036,000 in net borrowings under our credit facilities. We made payments on notes payable amounting to $605,000. Due to bank decreased $1,299,000 due to the timing of funding of payments made to the banks. We received proceeds amounting to $26,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan.

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

Our backlog was approximately $2,292,000,000 at March 31, 2012 compared to $2,295,000,000 at December 31, 2011. At March 31, 2012, backlog attributable to work in Libya amounted to approximately $44,000,000. We estimate that $321,000,000 or 14.0% of the backlog at March 31, 2012 will be recognized during the twelve months subsequent to March 31, 2012.

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a majority-owned subsidiary of the Company, HillStone attempts to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our consolidated financial statements as is does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table below. Approximately $1,300,000,000 of our backlog is related to a contract entered into by HillStone to supply building structural systems to TRAC Development Group (“TRAC”) in connection with a major housing development in Iraq and $200,000,000 is related to a contract we entered into to provide project management and construction management services to TRAC in connection with the development. The contracts are expected to commence in late 2012, although no assurances can be given that this will be the case.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and

(2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of March 31, 2012, approximately $633,000,000, or 27.6%, of our backlog was in category 1 and approximately $1,659,000,000 or 72.4%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

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

	Total Backlog		12-Month Backlog
(Dollars in thousands)
As of March 31, 2012:

Project Management	$953,000	41.6%	$272,000	84.7%
Construction Claims	39,000	1.7%	39,000	12.2%
HillStone International	1,300,000	56.7%	10,000	3.1%

	$2,292,000	100.0%	$321,000	100.0%

As of December 31, 2011

Project Management	$953,000	41.5%	$280,000	84.3%
Construction Claims	42,000	1.8%	42,000	12.7%
HillStone International	1,300,000	56.7%	10,000	3.0%

	$2,295,000	100.0%	$332,000	100.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2011 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2011 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1. Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material changes pertaining to risk factors discussed in the Company’s 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Hill International, Inc.

Dated: May 10, 2012	By:	/s/ Irvin E. Richter

Irvin E. Richter Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ John Fanelli III

John Fanelli III Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2012	By:	/s/ Ronald F. Emma

Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)