Form 10-Q
period 2012-06-30
Hill International, Inc.
filed 2012-08-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

There were 38,643,379 shares of the Registrant’s Common Stock outstanding at August 1, 2012.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Cash and cash equivalents	$19,592	$17,924
Cash - restricted	3,854	1,480
Accounts receivable, less allowance for doubtful accounts of $8,988 and $9,181	202,081	197,906
Accounts receivable - affiliate	1,285	1,830
Prepaid expenses and other current assets	9,800	8,289
Income taxes receivable	2,987	1,688
Deferred income tax assets	1,767	2,716

Total current assets	241,366	231,833
Property and equipment, net	11,913	13,110
Cash - restricted, net of current portion	6,087	6,281
Retainage receivable	3,200	4,434
Acquired intangibles, net	28,565	30,937
Goodwill	81,531	82,941
Investments	8,773	12,620
Deferred income tax assets	19,424	18,186
Other assets	5,818	7,170

Total assets	$406,677	$407,512

Liabilities and Stockholders’ Equity

Due to bank	$4	$1,299
Current maturities of notes payable	90,623	6,025
Accounts payable and accrued expenses	81,904	76,747
Income taxes payable	717	4,071
Deferred revenue	20,743	15,503
Deferred income taxes	340	337
Other current liabilities	7,135	4,818

Total current liabilities	201,466	108,800
Notes payable, net of current maturities	7,124	87,435
Retainage payable	3,813	5,512
Deferred income taxes	13,998	15,224
Deferred revenue	5,102	6,604
Other liabilities	10,734	11,543

Total liabilities	242,237	235,118

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized (75,000,000 at December 31, 2011), 45,077,030 shares and 44,937,054 shares issued at June 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	128,740	127,168
Retained earnings	66,566	73,626
Accumulated other comprehensive loss	(20,010)	(18,896)

	175,301	181,902
Less treasury stock of 6,433,651 shares at June 30, 2012 and December 31, 2011, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	147,535	154,136
Noncontrolling interests	16,905	18,258

Total equity	164,440	172,394

Total liabilities and stockholders’ equity	$406,677	$407,512

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Consulting fee revenue	$104,069	$102,951	$203,266	$197,223
Reimbursable expenses	15,359	23,984	31,975	52,722

Total revenue	119,428	126,935	235,241	249,945

Cost of services	59,801	59,446	118,263	114,787
Reimbursable expenses	15,359	23,984	31,975	52,722

Total direct expenses	75,160	83,430	150,238	167,509

Gross profit	44,268	43,505	85,003	82,436

Selling, general and administrative expenses	41,071	42,838	84,543	87,065
Equity in earnings of affiliates	—	(157)	—	(160)

Operating profit (loss)	3,197	824	460	(4,469)

Interest expense and related financing fees, net	3,150	1,464	7,991	2,458

Earnings (loss) before income tax benefit	47	(640)	(7,531)	(6,927)
Income tax benefit	(471)	(444)	(1,512)	(1,354)

Consolidated net earnings (loss)	518	(196)	(6,019)	(5,573)

Less: net earnings - noncontrolling interests	842	301	1,041	520

Net loss attributable to Hill International, Inc.	$(324)	$(497)	$(7,060)	$(6,093)

Basic loss per common share - Hill International, Inc.	$(0.01)	$(0.01)	$(0.18)	$(0.16)

Basic weighted average common shares outstanding	38,590	38,379	38,558	38,328

Diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.01)	$(0.18)	$(0.16)

Diluted weighted average common shares outstanding	38,590	38,379	38,558	38,328

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$518	$(196)	$(6,019)	$(5,573)
Foreign currency translation adjustment, net of tax	(4,335)	2,934	(1,980)	6,825
Other, net	(221)	(539)	(149)	(340)

Comprehensive (loss) earnings	(4,038)	2,199	(8,148)	912
Comprehensive (loss) earnings attributable to noncontrolling interest	(677)	2,378	25	3,325

Comprehensive loss attributable to Hill International, Inc.	$(3,361)	$(179)	$(8,173)	$(2,413)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(6,019)	$(5,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,322	7,135
Equity in earnings of affiliates	—	(160)
Provision for bad debts	971	954
Deferred tax provision (benefit)	(1,363)	427
Share based compensation	1,437	1,527
Accounts receivable	(9,114)	7,864
Accounts receivable - affiliate	545	394
Prepaid expenses and other current assets	(1,747)	187
Income taxes receivable	(1,386)	(543)
Retainage receivable	1,234	(712)
Other assets	1,506	2,003
Accounts payable and accrued expenses	6,770	3,808
Income taxes payable	(3,070)	(3,673)
Deferred revenue	1,697	(3,022)
Other current liabilities	164	(796)
Retainage payable	(1,702)	951

Other liabilities	(632)	(2,804)

Net cash (used in) provided by operating activities	(4,387)	7,967

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	—	(13,881)
Distributions from affiliate	98	396
Contribution to affiliate	—	(1,668)
Sale of investment	3,149	—
Payments for purchase of property and equipment	(1,209)	(4,029)
Purchase of additional interest in subsidiary	—	(1,609)

Net cash provided by (used in) investing activities	2,038	(20,791)

Cash flows from financing activities:
Due to bank	(1,295)	(711)
Proceeds from notes payable	2,211	—
Payments on notes payable	(5,094)	(3,683)
Dividends paid to noncontrolling interest	(1,378)	—
Net borrowings on revolving loans	7,670	13,157
Proceeds from stock issued under employee stock purchase plan	39	531
Proceeds from exercise of stock options	15	20

Net cash provided by financing activities	2,168	9,314

Effect of exchange rate changes on cash	1,849	(5,603)

Net increase (decrease) in cash and cash equivalents	1,668	(9,113)
Cash and cash equivalents - beginning of period	17,924	39,406

Cash and cash equivalents - end of period	$19,592	$30,293

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

Over the last few years, global economic conditions, including disruption of financial markets, and periodic regional civil unrest has adversely affected the Company’s business and results of operations, primarily by limiting its access to credit and disrupting its clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to its businesses may adversely affect its clients’ level of spending, ability to obtain financing, and ability to make timely payments to the Company for its services, which could require the Company to increase its allowance for doubtful accounts, negatively impact days sales outstanding and further adversely affect the Company’s results of operations.

At June 30, 2012, the Company was in violation of certain financial and other covenants stipulated by its Credit Agreement (see Note 7 to the consolidated financial statements).

Note 2 — Basis of Presentation

The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the SEC on March 12, 2012.

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2012	December 31, 2011
Billed	$175,854	$181,505
Retainage, current portion	4,656	3,960
Unbilled	30,559	21,622

	211,069	207,087
Allowance for doubtful accounts	(8,988)	(9,181)

	$202,081	$197,906

At June 30, 2012, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya amounted to approximately $60,000,000. Due to the current political and economic uncertainty in Libya, the Company is unable to determine the effect this situation will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations and liquidity.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$35,524	$11,990	$34,040	$9,942
Acquired contract rights	8,114	5,352	13,096	8,244
Trade names	2,807	538	3,378	1,391

Total	$46,445	$17,880	$50,514	$19,577

Intangible assets, net	$28,565		$30,937

Amortization expense related to intangible assets totaled $1,922,000 and $2,750,000 for the three months ended June 30, 2012 and 2011, respectively, and $4,116,000 and $4,710,000 for the six months ended June 30, 2012 and 2011. The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Year ending December 31,	Estimated amortization expense

2012 (remaining 6 months)	$3,651
2013	5,213
2014	4,123
2015	3,809
2016	3,461

Note 5 — Goodwill

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

The following table summarizes the changes in the Company’s carrying value of goodwill during 2012 (in thousands):

	Project Management	Construction Claims	Total

Balance, December 31, 2011	$56,896	$26,045	$82,941
Translation adjustments	(1,607)	197	(1,410)

Balance, June 30, 2012	$55,289	$26,242	$81,531

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2012	December 31, 2011

Accounts payable	$22,232	$25,541
Accrued payroll	27,933	24,431
Accrued subcontractor fees	6,333	2,647
Accrued agency fees	15,886	15,336
Accrued legal and professional fees	2,750	2,887
Accrued bank deferral, amendment and default fees	1,383	—
Accrued interest	1,819	1,480
Other accrued expenses	3,568	4,425

	$81,904	$76,747

Note 7 — Notes Payable

Outstanding debt obligations are as follows (in thousands):

	June 30, 2012	December 31, 2011

Revolving credit loan payable. The weighted average interest rate of all borrowings was 7.03% and 6.75% at June 30, 2012 and December 31, 2011, respectively. In addition, effective April 1, 2012, the Company became subject to the bank’s default rate of an additional 2.00% per annum on the entire $100,000,000 facility. (For more information, see below.)	$82,500	$77,000

Revolving credit facility with Barclays Bank PLC up to £500,000 (approximately $785,000 and $776,000 at June 30, 2012 and December 31, 2011, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both June 30, 2012 and December 31, 2011, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	604	—

Unsecured credit facility with Caja Badajoz in Spain for €1,500,000 (approximately $1,900,000 and $1,944,000 at June 30, 2012 and December 31, 2011, respectively) of which €1,484,000 was outstanding at June 30, 2012. The interest rate is the twelve-month EURIBOR rate plus 3.00% (or 4.22% and 4.94% at June 30, 2012 and December 31, 2011, respectively).	1,880

Revolving credit facilities with a consortium of banks in Spain providing for total borrowings of up to €5,028,000 (€4,870,000 at December 31, 2011) (approximately $6,369,000 and $6,311,000 at June 30, 2012 and December 31, 2011, respectively). The stated interest rate is 6.50%. (For more information, see below.)	5,022	4,301

Credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both June 30, 2012 and December 31, 2011, respectively), collateralized by certain overseas receivables. The interest rate is three-month Emirates InterBank Offer Rate plus 3.00% (or 4.53% and 4.51% at June 30, 2012 and December 31, 2011, respectively) but no less than 5.50%. This facility is being renewed on a month-to-month basis. (For more information, see below.)	1,947	2,260

Payments due for the Engineering S.A. acquisition.	5,428	9,236

Other notes payable	366	663

	97,747	93,460

Less current maturities	90,623	6,025

Notes payable, net of current maturities	$7,124	$87,435

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

The Credit Agreement, as amended, provides for borrowings of up to $100,000,000 with a letter of credit sub-facility of up to $35,000,000 (the “Aggregate Commitments”). Obligations under the Credit Agreement are collateralized by all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly-owned subsidiary Hill International N.V. Additionally, the Credit Agreement prohibits the Company from making new investments or acquisitions, limits the amount of cash the Company may accumulate, prohibits the payment of dividends and requires the Company to take certain actions, including providing additional monthly reporting to the Lenders. Borrowings outstanding under the Credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 0.75% and 4.75% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Also, no Lender may issue a Letter of Credit with an expiration date after March 31, 2014 without the approval by all Lenders, and the total amount available to be drawn under all Letters of Credit expiring after March 31, 2013 is limited to $27,500,000 without approval by all Lenders.

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

The Credit Agreement, as amended, requires that 100% of the first $25,000,000 of proceeds from the sale of any equity interests in the Company plus 50% of such proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions to the Company from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. In addition, the Company must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee (the “Deferred Fee”) equal to 2.0% of the total amounts outstanding (borrowings plus letters of credit). The Deferred Fee will accrue from March 6, 2012 and is payable on the earlier to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) and (z) the maturity date.

As of June 30, 2012, the Company was in violation of the financial covenants mentioned above. In addition, during the quarter ended June 30, 2012, the Company was in violation of the covenant regarding restricted payments due to the payment of dividends by certain of the Company’s subsidiaries to their noncontrolling interest parties. The Company also received a Notice of Default and Reservation of Rights letter and a Notice of Matters Relating to Events of Default letter relating to credit extension, reporting requirements and deferral payments of Default Rate Interest and the Deferred Fee. Accordingly, the Company has classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at June 30, 2012. The Company is in discussions with the Lenders regarding an amendment to and restructuring of the Credit Agreement.

As of June 30, 2012, the Company had $14,342,000 in outstanding letters of credit under the Credit Agreement. Due to conditions of the Credit Agreement, as amended, total remaining availability at June 30, 2012 was $3,158,000.

The Company’s subsidiary, Gerens Hill International S.A. (“Gerens Hill”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings with interest at 6.50% of up to €5,028,000 (€4,870,000 at December 31, 2011) (approximately $6,369,000 and $6,311,000 at June 30, 2012 and December 31, 2011, respectively), of which €3,965,000 (approximately $5,022,000) and €3,319,000 (approximately $4,301,000) were utilized at June 30, 2012 and December 31, 2011, respectively. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €159,000 (approximately $201,000) and €689,000 (approximately $873,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens Hill’s obligations resulting from the Credit Contracts, Gerens Hill provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED150,000,000 (approximately $40,836,000 at both June 30, 2012 and December 31, 2011) in Letters of Guarantee of which AED 129,121,000 and AED132,133,000 (approximately $35,152,000 and $35,973,000, respectively) were utilized at June 30, 2012 and December 31, 2011, respectively.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,267,000 and $1,296,000 at June 30, 2012 and December 31, 2011, respectively), with interest rates at Egnatia’s prime rate of 5.00% plus 0.67% (or 5.67%) at June 30, 2012 and Egnatia’s prime rate of 5.00% plus 1.48% (or 6.48%) at December 31, 2011, collateralized by certain assets of the Company. There were no borrowings outstanding under this facility at June 30, 2012 and December 31, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,700,000 and $5,832,000 at June 30, 2012 and December 31, 2011, respectively), of which €1,649,000 (approximately $2,089,000) and €1,270,000 (approximately $1,645,000) had been utilized at June 30, 2012 and December 31, 2011, respectively. The facility has an expiration date of April 30, 2013.

Engineering S.A. maintains three revolving credit facilities with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $846,000, $100,000 and $498,000, respectively, at June 30, 2012), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at June 30, 2012 which are renewed automatically every three months.

In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 Brazilian Reais (approximately $10,376,000 at the date of acquisition) and has discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time. The discounted amounts at June 30, 2012 and December 31, 2011 were $5,428,000 and $9,236,000, respectively. The Company paid the first installment, amounting to BR6,624,000 (approximately $3,508,000) on April 30, 2012.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six months ended June 30,
	2012	2011

Interest and related financing fees paid	$6,206	$2,533

Income taxes paid	$2,888	$2,450

Note 9 — Loss per Share

Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive. Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for both of the three-and six-month periods ended June 30, 2012 and 2011. The total number of such shares excluded from diluted loss per common share was 3,599,856 shares and 3,603,262 shares for the three-month periods ended June 30, 2012 and 2011, respectively, and 3,106,280 shares and 3,533,554 shares for the six-month periods ended June 30, 2012 and 2011, respectively.

Note 10 — Share-Based Compensation

At June 30, 2012, the Company had 4,701,376 options outstanding with a weighted average exercise price of $5.24. During the six-month period ended June 30, 2012, the Company granted 880,200 options which vest over a four-year period, have a weighted average exercise price of $5.47 and a weighted-average contractual life of 5.00 years and 113,635 options which vested immediately, have a weighted average exercise price of $2.85 and a weighted-average contractual life of 5.00 years. The aggregate fair value of the options was $2,500,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life — 3.66 years; volatility — 77.5% and risk-free interest rate — 0.80%. During the first six months of 2012, options for 7,000 shares with a weighted average exercise price of $2.45 were exercised, options for 41,000 shares with a weighted average exercise price of $5.25 were forfeited and options for 66,000 shares with a weighted average exercise price of $7.93 lapsed.

During the six-month period ended June 30, 2012, the Company issued 60,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the six-month period ended June 30, 2012, the Company issued 52,630 shares of its common stock to its Non-Employee Directors. The Company recognized compensation expense amounting to approximately $150,000.

During the six-month period ended June 30, 2012, employees purchased 20,346 common shares, for an aggregate purchase price of $63,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $803,000 and $911,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $1,437,000 and $1,527,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Note 11 — Stockholders’ Equity

Under the Board-approved Stock Repurchase Program, the Company is authorized to purchase up to $60,000,000 of its common stock through December 31, 2012. Through June 30, 2012, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or an average price of $4.19 per share. Under the terms of its Credit Agreement (see Note 7), the Company is prohibited from making any further repurchases of its common stock without the written consent of the Lenders.

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2012 (in thousands):

	Total	Hill International, Inc. stockholders	Noncontrolling interests

Stockholders’ equity, December 31, 2011	$172,394	$154,136	$18,258
Net (loss) earnings	(6,019)	(7,060)	1,041
Other comprehensive loss	(2,129)	(1,113)	(1,016)

Comprehensive (loss) earnings	(8,148)	(8,173)	25

Dividends paid to noncontrolling interest	(1,378)	—	(1,378)
Additional paid in capital	1,572	1,572	—

Stockholders’ equity, June 30, 2012	$164,440	$147,535	$16,905

Note 12 — Income Taxes

During the three- and six-month periods ended June 30, 2012, there were no changes in the reserve for uncertain tax positions.

During the three- and six-month periods ended June 30, 2011, the Company recognized an income tax benefit of $995,000 due to the expiration of the statute of limitations related to the filing of certain income tax returns. Also, during those periods, the Company recognized an increase in the reserve amounting to $520,000 primarily related to foreign subsidiaries.

The following table indicates the changes to the Company’s reserve for uncertain tax positions for the three- and six-month periods ended June 30, 2012 and 2011, including interest and penalties:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$5,383	$6,289	$5,383	$6,289
Increase from tax positions taken in the current year	—	520	—	520
Reductions due to expiration of statute of limitations	—	(995)	—	(995)

Balance, end of period	$5,383	$5,814	$5,383	$5,814

The Company’s policy is to record income tax related interest and penalties in income tax expense. Potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balances above at June 30, 2012 and December 31, 2011. The reserve for uncertain tax positions is included in other liabilities in the consolidated balance sheets at June 30, 2012 and December 31, 2011.

The effective tax rates for the three-month periods ended June 30, 2012 and 2011 were (1002.1%) and 69.4%, respectively and 20.1% and 19.5% for the six-month periods ended June 30, 2012 and 2011. For both periods, the tax rates are low because a substantial portion of the Company’s profit comes from foreign operations which are taxed at lower rates, if at all, because of the recognition of income tax benefits related to U.S. net operating losses and because of the financial reporting requirements related to noncontrolling interest in pass-through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest be excluded from consolidated income tax expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of foreign net operating losses. It is anticipated that the U.S. net operating losses will be offset by future profits from the U.S. operations primarily related to the Company’s majority-owned interest in HillStone International, LLC, and/or through tax planning strategies. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Note 13 — Business Segment Information

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

The following tables reflect information about each of the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
	2012		2011

Project Management	$77,175	74.2%	$74,239	72.1%
Construction Claims	26,894	25.8	28,712	27.9

Total	$104,069	100.0%	$102,951	100.0%

Total Revenue:

	Three months ended June 30,
	2012		2011

Project Management	$91,880	76.9%	$97,567	76.9%
Construction Claims	27,548	23.1	29,368	23.1

Total	$119,428	100.0%	$126,935	100.0%

Operating Profit:

	Three months ended June 30,
	2012	2011

Project Management before equity in earnings of affiliates	$7,079	$3,865
Equity in earnings of affiliates	—	157

Total Project Management	7,079	4,022
Construction Claims	2,524	3,669
Corporate Expenses	(6,406)	(6,867)

Total	$3,197	$824

Depreciation and Amortization Expense:

	Three months ended June 30,
	2012	2011

Project Management	$2,150	$3,082
Construction Claims	822	861

Subtotal segments	2,972	3,943
Corporate	45	90

Total	$3,017	$4,033

Consulting Fee Revenue by Geographic Region:

	Three months ended June 30,
	2012		2011

U.S./Canada	$30,529	29.3%	$29,974	29.1%
Latin America	12,676	12.2	13,371	13.0
Europe	21,362	20.5	23,463	22.8
Middle East	32,357	31.1	28,195	27.4
North Africa	3,477	3.4	2,695	2.6
Asia/Pacific	3,668	3.5	5,253	5.1

Total	$104,069	100.0%	$102,951	100.0%

U.S.	$29,774	28.6%	$29,352	28.5%
Non-U.S.	74,295	71.4	73,599	71.5

Total	$104,069	100.0%	$102,951	100.0%

Total Revenue by Geographic Region:

	Three months ended June 30,
	2012		2011

U.S./Canada	$42,643	35.7%	$51,589	40.7%
Latin America	12,716	10.6	13,381	10.5
Europe	23,052	19.3	24,665	19.4
Middle East	33,443	28.0	28,687	22.6
North Africa	3,888	3.3	3,283	2.6
Asia/Pacific	3,686	3.1	5,330	4.2

Total	$119,428	100.0%	$126,935	100.0%

U.S.	$41,851	35.0%	$50,967	40.2%
Non-U.S.	77,577	65.0	75,968	59.8

Total	$119,428	100.0%	$126,935	100.0%

Consulting Fee Revenue By Client Type:

	Three months ended June 30,
	2012		2011

U.S. federal government	$3,222	3.1%	$3,063	3.0%
U.S. state, local and regional government	14,990	14.4	15,741	15.3
Foreign government	22,481	21.6	20,054	19.5
Private sector	63,376	60.9	64,093	62.2

Total	$104,069	100.0%	$102,951	100.0%

Total Revenue By Client Type:

	Three months ended June 30,
	2012		2011

U.S. federal government	$4,156	3.5%	$3,644	2.9%
U.S. state, local and regional government	22,678	19.0	35,741	28.2
Foreign government	23,820	19.9	21,185	16.7
Private sector	68,774	57.6	66,365	52.2

Total	$119,428	100.0%	$126,935	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2012	December 31, 2011

U.S./Canada	$5,226	$6,070
Latin America	1,471	1,804
Europe	2,177	2,088
Middle East	2,353	2,371
North Africa	237	284
Asia/Pacific	449	493

Total	$11,913	$13,110

U.S.	$5,220	$6,061
Non-U.S.	6,693	7,049

Total	$11,913	$13,110

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
	2012		2011

Project Management	$150,316	74.0%	$144,087	73.1%
Construction Claims	52,950	26.0	53,136	26.9

Total	$203,266	100.0%	$197,223	100.0%

Total Revenue

	Six months ended June 30,
	2012		2011

Project Management	$180,918	76.9%	$195,491	78.2%
Construction Claims	54,323	23.1	54,454	21.8

Total	$235,241	100.0%	$249,945	100.0%

Operating Profit (Loss):

	Six months ended June 30,
	2012	2011

Project Management before equity in earnings of affiliates	$10,634	$6,619
Equity in earnings of affiliates	—	160

Total Project Management	10,634	6,779
Construction Claims	3,704	2,934
Corporate Expenses	(13,878)	(14,182)

Total	$460	$(4,469)

Depreciation and Amortization Expense:

	Six months ended June 30,
	2012	2011

Project Management	$4,609	$5,310
Construction Claims	1,623	1,690

Subtotal segments	6,232	7,000
Corporate	90	135

Total	$6,322	$7,135

Consulting Fee Revenue by Geographic Region:

	Six months ended June 30,
	2012		2011

U.S./Canada	$59,064	29.1%	$57,826	29.2%
Latin America	26,208	12.9	17,461	8.9
Europe	42,960	21.1	45,275	23.0
Middle East	61,356	30.2	53,956	27.4
North Africa	6,072	3.0	13,158	6.7
Asia/Pacific	7,606	3.7	9,547	4.8

Total	$203,266	100.0%	$197,223	100.0%

U.S.	$57,437	28.3%	$56,555	28.7%
Non-U.S.	145,829	71.7	140,668	71.3

Total	$203,266	100.0%	$197,223	100.0%

Total Revenue by Geographic Region:

	Six months ended June 30,
	2012		2011

U.S./Canada	$84,808	36.1%	$105,881	42.4%
Latin America	26,355	11.2	17,480	7.0
Europe	46,324	19.7	47,600	19.0
Middle East	63,277	26.9	54,911	22.0
North Africa	6,861	2.9	14,211	5.7
Asia/Pacific	7,616	3.2	9,862	3.9

Total	$235,241	100.0%	$249,945	100.0%

U.S.	$83,131	35.3%	$104,610	41.9%
Non-U.S.	152,110	64.7	145,335	58.1

Total	$235,241	100.0%	$249,945	100.0%

Consulting Fee Revenue By Client Type:

	Six months ended June 30,
	2012		2011

U.S. federal government	$6,180	3.0%	$6,396	3.2%
U.S. state, local and regional government	29,942	14.7	31,185	15.8
Foreign government	43,676	21.5	45,172	23.0
Private sector	123,468	60.8	114,470	58.0

Total	$203,266	100.0%	$197,223	100.0%

Total Revenue By Client Type:

	Six months ended June 30,
	2012		2011

U.S. federal government	$7,716	3.3%	$7,467	3.0%
U.S. state, local and regional government	42,659	18.1	76,490	30.6
Foreign government	46,751	19.9	47,813	19.1
Private sector	138,115	58.7	118,175	47.3

Total	$235,241	100.0%	$249,945	100.0%

Note 14 — Concentrations

The Company had no clients that accounted for 10% or more of total revenue for the three-month period ended June 30, 2012 and one client that accounted for 14% of total revenue for the three-month period ended June 30, 2011. The Company had no clients that accounted for 10% or more of total revenue for the six-month period ended June 30, 2012 and one client that accounted for 16% of total revenue for the six-month period ended June 30, 2011.

The Company had no clients that accounted for 10% or more of consulting fee revenue for the three-month periods ended June 30, 2012 and 2011. The Company also had no clients that accounted for 10% or more of consulting fee revenue for the six-month periods ended June 30, 2012 and 2011.

One client, located in Libya, accounted for 28% of accounts receivable at both June 30, 2012 and December 31, 2011.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during each of the three-month periods ended June 30, 2012 and 2011, and 3% of total revenue during each of the six-month periods ended June 30, 2012 and 2011.

Note 15 — Commitments and Contingencies

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

Acquisitions

On February 15, 2008, the Company’s subsidiary Hill International N.V. (formerly Hill International S.A.) acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($22,800,000 as of June 30, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Gerens Hill’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

In December 2011 and January 2012, the Company received three letters from the minority shareholders of Gerens Hill expressing the intention to exercise their Gerens Put Option. Upon consummation of the transaction, the Company will acquire an additional interest of 6.13% of Gerens Hill which will require the payment of approximately €1,758,000 (approximately $2,267,000 at June 30, 2012). Following the acquisition of such interests, the Company will indirectly own approximately 75.5% of Gerens Hill. The Company has increased intangible assets and recorded the liability in other current liabilities. The Company expects to make payment in the third quarter of 2012.

On February 28, 2011, the Company’s majority-owned subsidiary Gerens Hill acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000). A minimum additional payment was made on April 30, 2012 in the amount of BR6,624,000 (approximately $3,508,000 on that date). A minimum additional payment is due on April 30, 2013 in the amount of BR7,400,000 (approximately $3,682,000 at June 30, 2012). Under certain circumstances, the Company may be required to pay BR5,000,000 (approximately $2,488,000 at June 30, 2012) in addition to the minimum payments. Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Gerens Hill to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Gerens Hill also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Gerens Hill, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

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

Over the last few years, global economic conditions, including disruption of financial markets, and periodic regional civil unrest and has adversely affected our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. In addition, continuation or worsening of general market conditions in the United States or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

Three Months Ended June 30, 2012 Compared to

Three Months Ended June 30, 2011

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
(in thousands)	2012		2011		Change
Project Management	$77,175	74.2%	$74,239	72.1%	$2,936	4.0%
Construction Claims	26,894	25.8	28,712	27.9	(1,818)	(6.3)

Total	$104,069	100.0%	$102,951	100.0%	$1,118	1.1%

The increase in Hill’s CFR in the second quarter of 2012 over the second quarter of 2011 was entirely based on organic growth.

During the second quarter of 2012, Hill’s project management CFR increase of 4.0% included a $1,545,000 increase in foreign projects and an increase of $1,391,000 in domestic projects. The increase in foreign project management CFR was primarily due to an increase of $3,780,000 in Saudi Arabia, $1,146,000 in Afghanistan and $1,106,000 in Egypt. These increases were partially offset by decreases in Spain, Brazil, and Romania where work slowed down in the second quarter of 2012. The increase in domestic project management CFR was primarily due to increases in our Mid-Atlantic and Western regions.

During the second quarter of 2012, the decrease in Hill’s construction claims CFR was primarily due to decreases in Australia and the Middle East, partially offset by an increase in Europe.

Reimbursable Expenses

	Three months ended June 30,
(in thousands)	2012		2011		Change
Project Management	$14,707	95.8%	$23,327	97.3%	$(8,620)	(37.0)%
Construction Claims	652	4.2	657	2.7	(5)	(0.8)

Total	$15,359	100.0%	$23,984	100.0%	$(8,625)	(36.0)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $9,375,000 in our Northeast region.

Cost of Services

	Three months ended June 30,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$47,824	80.0%	62.0%	$46,409	78.1%	62.5%	$1,415	3.0%
Construction Claims	11,977	20.0	44.5	13,037	21.9	45.4	(1,060)	(8.1)

Total	$59,801	100.0%	57.5%	$59,446	100.0%	57.7%	$355	0.6%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in Saudi Arabia, Afghanistan and our Western U.S. region in support of the increased revenue in those areas, partially offset by decreases in Spain and Brazil where revenue declined.

The decrease in the cost of services for construction claims was due primarily to decreases in direct costs in Australia and the Middle East, partially offset by an increase in Europe. These changes correspond to the change in revenue in those areas.

Gross Profit

	Three months ended June 30,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$29,351	66.3%	38.0%	$27,830	64.0%	37.5%	$1,521	5.5%
Construction Claims	14,917	33.7	55.5	15,675	36.0	54.6	(758)	(4.8)

Total	$44,268	100.0%	42.5%	$43,505	100.0%	42.3%	$763	1.8%

The increase in project management gross profit included an increase of $776,000 from foreign operations and an increase of $744,000 from domestic operations. The increase in foreign operations included increases in Saudi Arabia, Afghanistan and Egypt, partially offset by decreases in Spain and Romania. The increase in domestic operations was primarily from the Mid-Atlantic and Western regions.

The decrease in construction claims gross profit was driven by decreases in Australia, New Jersey and Washington D.C., partially offset by an increase in Europe.

Selling, General and Administrative (“SG&A”)

Expenses

	Three months ended June 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR
SG&A
Expenses	$41,071	39.5%	$42,838	41.6%	$(1,767)	(4.1)%

The significant components of the change in SG&A are as follows:

•

A decrease of $832,000 in amortization expense including $353,000 from Gerens, $264,000 from Euromost and $101,000 from TRS where some components of the intangible assets became fully amortized in 2011;

•	A decrease of $449,000 in legal fees, including $243,000 related to the 2011 acquisition of Engineering S.A.;

•	A decrease of $156,000 in rent expense primarily in Washington, D.C. and Florida; and

•	A decrease of $154,000 in professional fees.

Operating Profit

	Three months ended June 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$7,079	9.2%	$3,865	5.2%	$3,214	83.2%
Equity in earnings of affiliates	—	—	157	0.2	(157)	(100.0)

Total Project Management	7,079	9.2	4,022	5.4	3,057	76.0
Construction Claims	2,524	9.4	3,669	12.8	(1,145)	(31.2)
Corporate	(6,406)		(6,867)		461	(6.7)

Total	$3,197	3.1%	$824	0.8%	$2,373	288.0%

The increase in Project Management operating profit primarily included increases in Saudi Arabia, Egypt, Afghanistan and the United States, partially offset by decreases in Spain and Romania. These changes are consistent with the change in the level of work in these areas.

The decrease in operating profit for the Construction Claims group was primarily due to decreases in Australia, the Middle East and New Jersey, partially offset by an increase in Europe.

Corporate costs decreased as we began to see the effects of our cost-cutting initiatives resulting in lower indirect labor, travel expenses and professional fees.

Interest Expense and related financing fees, net

This line item increased $1,686,000 to $3,150,000 in the three-month period ended June 30, 2012 as compared with $1,464,000 in three-month period ended June 30, 2011, primarily due to higher levels of debt outstanding and higher interest rates, including the forbearance agreement fees, amended Credit Agreement fees and related legal and advisory fees amounting to $800,000.

Income Taxes

For the three-month periods ended June 30, 2012 and 2011, we recognized net tax benefits of $471,000 and $444,000, respectively, related to a net operating loss from U.S. operations in those quarters.

The effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were (1,002.1%) and 69.4%, respectively. The Company’s effective income tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all, because of the recognition of income tax benefits related to the U.S. net operating losses and because of the financial reporting requirements related to noncontrolling interest in pass-through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest holders be excluded from consolidated income tax expense.

Net Loss

Net loss attributable to Hill International, Inc. for the second quarter ended June 30, 2012 was ($324,000) or ($0.01) per diluted common share based on 38,590,000 diluted common shares outstanding, as compared to a net loss for the second quarter ended June 30, 2011 of ($497,000) or ($0.01) per diluted common share based upon 38,379,000 diluted common shares outstanding.

Six Months Ended June 30, 2012 Compared to

Six Months Ended June 30, 2011

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
(in thousands)	2012		2011		Change
Project Management	$150,316	74.0%	$144,087	73.1%	$6,229	4.3%
Construction Claims	52,950	26.0	53,136	26.9	(186)	(0.4)

Total	$203,266	100.0%	$197,223	100.0%	$6,043	3.1%

The increase in Hill’s CFR was comprised of an increase of 3.9% from the acquisition of Engineering S.A. in Brazil, partially offset by an organic decrease of 0.8% primarily due to the suspension of work in Libya.

During the first six months of 2012, Hill’s project management CFR increase included an increase of 5.3% due to the acquisition of Engineering S.A., partially offset by an organic decrease of 1.0% primarily in Libya and Spain. The increase in project management CFR consisted of a $4,471,000 increase in foreign projects and an increase of $1,758,000 in domestic projects. The increase in foreign project management CFR was primarily due to an increase of $7,333,000 in Brazil, where Engineering S.A. was acquired at the end of February 2011, and an increase of $7,733,000 due to new work in Saudi Arabia. These increases were partially offset by a decrease of $8,133,000 in Libya where work was suspended in February 2011 due to political unrest. The increase in domestic project management CFR was due to increases in our Mid-Atlantic and Western regions, partially offset by a decrease in our Washington D.C. region.

The decrease in Hill’s construction claims CFR was all organic and primarily resulted from decreases in Australia and the Middle East, partially offset by an increase in the United Kingdom.

Reimbursable Expenses

	Six months ended June 30,
(in thousands)	2012		2011		Change
Project Management	$30,603	95.7%	$51,404	97.5%	$(20,801)	(40.5)%
Construction Claims	1,372	4.3	1,318	2.5	54	4.1

Total	$31,975	100.0%	$52,722	100.0%	$(20,747)	(39.4)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in project management reimbursable expenses was due primarily to decreased use of subcontractors of $20,579,000 in our Northeast region.

Cost of Services

	Six months ended June 30,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$94,473	79.9%	62.8%	$90,018	78.4%	62.5%	$4,455	4.9%
Construction Claims	23,790	20.1	44.9	24,769	21.6	46.6	(979)	(4.0)

Total	$118,263	100.0%	58.2%	$114,787	100.0%	58.2%	$3,476	3.0%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in project management cost of services is primarily due to increases in Brazil, Saudi Arabia and our Western region in support of the increased revenue in those areas, partially offset by a decrease in Libya.

The decrease in the cost of services for construction claims was due primarily to decreases in direct costs in the Middle East and Australia partially offset by increases in Europe and the United States.

Gross Profit

	Six months ended June 30,
	2012			2011			Change
			% of CFR			% of CFR
(in thousands)
Project Management	$55,843	65.7%	37.2%	$54,069	65.6%	37.5%	$1,774	3.3%
Construction Claims	29,160	34.3	55.1	28,367	34.4	53.4	793	2.8

Total	$85,003	100.0%	41.8%	$82,436	100.0%	41.8%	$2,567	3.1%

The increase in project management gross profit included an increase of $1,027,000 from international operations including increases of $3,772,000 from Brazil, $2,926,000 from the Middle East, primarily Saudi Arabia, and $733,000 from Egypt, partially offset by decreases of $3,531,000 from Libya and $2,682,000 from Spain.

The increase in construction claims gross profit was driven by increases of $2,092,000 from the United Kingdom partially offset by a decrease of $1,460,000 from Australia where some large assignments were completed.

Selling, General and Administrative (“SG&A”) Expenses

	Six months ended June 30,
(in thousands)	2012		2011		Change
		% of CFR		% of CFR
SG&A
Expenses	$84,543	41.6%	$87,065	44.1%	$(2,522)	(2.9)%

The decrease in SG&A included net organic decreases of $4,601,000 offset by an increase of $2,079,000 from Engineering S.A. which was acquired in February 2011.

The significant components of the change in SG&A are as follows:

•	A decrease in unapplied and indirect labor expense of $86,000 including an organic decrease of $1,428,000 due to cost-cutting initiatives offset by an increase of $1,342,000 at Engineering S.A.;

•

A decrease of $599,000 in amortization expense due to decreases of $1,125,000 for Euromost, Gerens, TRS and Boyken where components of the intangible assets became fully amortized in 2011. This was partially offset by an increase of $596,000 for Engineering S.A.;

•

A decrease of $502,000 in rent expense due to the early termination of a northern New Jersey office lease in early 2011 and a temporary overlapping of rental costs in the United Kingdom during an office relocation during the first quarter of 2011. In addition, office space expenses were lower in Washington, D.C. and Florida;

•

A decrease of $403,000 in legal fees including a reduction of $190,000 in Brazil and Spain due to 2011 costs associated with the acquisition of Engineering S.A. and a reduction of $101,000 in the United Kingdom including a recovery of $45,000 in legal fees from a client collection settlement; and

•	A decrease of $332,000 in administrative travel costs.

Operating Profit (Loss)

	Six months ended June 30,
	2012		2011		Change
		% of CFR		% of CFR
(in thousands)
Project Management before equity in earnings of affiliates	$10,634	7.1%	$6,619	4.6%	$4,015	60.7%
Equity in earnings of affiliates	—	—	160	0.1	(160)	(100.0)

Total Project Management	10,634	7.1	6,779	4.7	3,855	56.9
Construction Claims	3,704	7.0	2,934	5.5	770	26.2
Corporate	(13,878)		(14,182)		304	(2.1)

Total	$460	0.2%	$(4,469)	(2.3)%	$4,929	NM %

The increase in Project Management operating profit included $3,160,000 in the Middle East, primarily Saudi Arabia, $2,311,000 in the United States, $1,590,000 in Egypt and $792,000 in Brazil. These increases were partially offset by a decrease of $3,371,000 in Libya and $1,077,000 in Romania.

The increase in operating profit for the Construction Claims group was primarily due to an increase of $3,557,000 in the United Kingdom, partially offset by a decreases of $2,055,000 in Australia and $1,054,000 in the Middle East.

Corporate costs decreased due primarily to decreases in indirect labor and travel expenses as a result of our cost-cutting initiatives.

Interest Expense and related financing fees, net

This item increased $5,533,000 to $7,991,000 in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to higher levels of debt outstanding and higher interest rates, including the forbearance agreement fees, amended Credit Agreement fees and related legal and advisory fees amounting to $2,875,000.

Net Loss

Net loss attributable to Hill International, Inc. for the six-month period ended June 30, 2012 was ($7,060,000) or ($0.18) per diluted common share based upon 38,558,000 diluted common shares outstanding, as compared to a net loss for the six-month period ended June 30, 2011 of ($6,093,000) or ($0.16) per diluted common share based upon 38,328,000 diluted common shares outstanding.

Income Taxes

For the six-month periods ended June 30, 2012 and 2011, we recognized net tax benefits of $1,512,000 and $1,354,000, respectively, related to a net operating loss from U.S. operations in those periods.

The effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 20.1% and 19.5%, respectively. The Company’s effective income tax rate continues to remain low since a substantial portion of its profit comes from foreign operations which are taxed at lower rates, if at all, because of income tax benefits related to the U.S. net operating losses and because of the financial reporting requirements related to noncontrolling interest in pass-through entities that requires the income tax expense on the pass-through entity’s pretax income attributable to the noncontrolling interest holders be excluded from consolidated income tax expense.

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

During 2011, the Company was in violation of certain financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement, most recently on March 6, 2012. In connection with the amendment dated March 6, 2012, the Company incurred fees amounting to approximately $2,075,000 which were charged to expense in the quarter ended March 31, 2012.

The Credit Agreement, as amended, provides for borrowings of up to $100,000,000 and for a letter of credit sub-facility of up to $35,000,000 (the “Aggregate Commitments”). Obligations under the Credit Agreement are collateralized by all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary Hill International N.V. Additionally, the Credit Agreement prohibits the Company from making new investments or acquisitions, limits the amount of cash the Company may accumulate, prohibits the payment of dividends and requires the Company to take certain actions, including providing additional monthly reporting to the Lenders. Borrowings outstanding under the credit Agreement will bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus (as defined in the Credit Agreement) plus 0.50%, (ii) the Bank of America prime rate or (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate which may vary between 0.75% and 4.75% depending on the Company’s consolidated leverage ratio at the time of the borrowing. Also, no Lender may issue a Letter of Credit with an expiration date after March 31, 2014 without approval of all Lenders, and the total amount available to be drawn under all Letters of Credit expiring after March 31, 2013 is limited to $27,500,000 without approval by all Lenders. In addition, effective April 1, 2012, the Company became subject to a default rate of 2.00% per annum on the entire $100,000,000 facility.

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

The Credit Agreement, as amended, requires that 100% of the first $25,000,000 of proceeds from the sale of any equity interests plus 50% of such proceeds in excess of $50,000,000 plus 50% of the Net Libya Receivable (as defined in the Second Amendment) plus 50% of any payments or distributions to us from HillStone shall be applied to reduce the Aggregate Commitments, but not below $60,000,000. By March 31, 2013, the Aggregate Commitments must be no greater than $75,000,000. The Company paid an amendment fee equal to 0.15% of the Aggregate Commitments on March 6, 2012 and must pay a subsequent amendment fee equal to 1.0% of the Aggregate Commitments on April 15, 2013 and a deferred fee equal to 2.0% of the total amounts outstanding (borrowings plus letters of credit). The Company commenced accruing the deferred fee on March 6, 2012. The deferred fee is payable on the earlier to occur of (x) the date the Aggregate Commitments are reduced to $75,000,000, (y) the date of the occurrence of an event of default (other than the Designated Defaults) (which, as noted in the paragraph below, has already occurred) and (z) the maturity date.

As of June 30, 2012, the Company was in violation of the financial covenants mentioned above. In addition, during the quarter ended June 30, 2012, the Company was in violation of the covenant regarding restricted payments due to the payment of dividends by certain of the Company’s subsidiaries to their noncontrolling interest parties. The Company also received a Notice of Default and Reservation of Rights letter and a Notice of Matters Relating to Events of Default letter relating to credit extension, reporting requirements and deferral payments of Default Rate Interest and the Deferred Fee. Accordingly, the Company has classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at June 30, 2012. These defaults could have a significant adverse effect on our ability to obtain additional borrowings under the Credit Agreement. The Company is in discussions with the Lenders regarding an amendment to and restructuring of the Credit Agreement.

At June 30, 2012, total borrowings under the Credit Agreement amounted to $82,500,000 with interest at 7.03%. As of June 30, 2012, we had $14,342,000 in outstanding letters of credit under the Credit Agreement. Due to conditions of the Forbearance Agreement, total remaining availability at June 30, 2012 was $3,158,000.

The Company currently has eight additional credit facilities with international financial institutions as follows:

•

A revolving credit facility with Barclays Bank PLC for up to £500,000 (approximately $785,000 at June 30, 2012) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at June 30, 2012 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. Outstanding borrowings under this facility were £384,000 (approximately $604,000) at June 30, 2012. The loan has an indeterminate term and is subject to annual review by the bank.

•

An unsecured credit facility with Caja Badajos in Spain for up to €1,500,000 (approximately $1,900,000 and $1,944,000 at June 30, 2012 and December 31, 2011, respectively) of which €1,484,000 (approximately $1,880,000) was outstanding at June 30, 2012. The interest rate at June 30, 2012 is the twelve-month EURIBOR rate of 1.22% plus 3.00% (or 4.22%). The interest rate at December 31, 2011 was the three-month EURIBOR rate of 1.94% plus 3.00% (or 4.94%).

•

A revolving credit facility with a consortium of banks (the “Financing Entities”) in Spain providing for total borrowings of up to €5,028,000 (approximately $6,369,000) with interest at 6.50% of which €3,965,000 (approximately $5,022,000) was utilized at June 30, 2012. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €159,000 (approximately $201,000) and €689,000 (approximately $873,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

A credit facility with the National Bank of Abu Dhabi for up to AED11,500,000 (approximately $3,131,000 at June 30, 2012) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at June 30, 2012 was 1.53%, plus 3.00%, (or 4.53%) but no less than 5.50%. At June 30, 2012, outstanding borrowings under this facility totaled AED7,152,000 (approximately $1,947,000). The facility also allows for up to AED150,000,000 (approximately $40,836,000 at June 30, 2012) in Letters of Guarantee of which AED129,121,000 (approximately $35,152,000) was utilized June 30, 2012. This facility is renewed on a month to month basis.

•

A revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,267,000 at June 30, 2012), with interest rates at Egnatia’s prime rate of 5.00% plus .067% (or 5.67%) at June 30, 2012, collateralized by certain of our assets. There were no borrowings under this facility at June 30, 2012. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,700,000) of which €1,649,000 (approximately $2,089,000) was utilized at June 30, 2012. The loan has an expiration date of April 30, 2013.

•

The Company also maintains three revolving credit facilities with two banks in Brazil for BR1,700,000, BR200,000 and BR1,000,000 (approximately $846,000, $100,000 and $498,000, respectively) with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at June 30, 2012 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the political unrest which commenced in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At June 30, 2012, the accounts receivable related to the work performed under contracts in Libya was approximately $60,000,000. We are unable to determine the effect this unrest will have on the collectability of the accounts receivable. We have been in a dialogue with current government officials and we believe that the amount due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Additional Capital Requirements

Acquisitions

On February 15, 2008, our subsidiary Hill International N.V. (formerly Hill International S.A.) acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($22,800,000 as of June 30, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Gerens Hill’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

In December 2011 and January 2012, we received three letters from minority shareholders expressing written intention to exercise their Gerens Put Options. Upon consummation of the transaction, we will acquire an additional interest of 6.13% of Gerens Hill which will require the payment of approximately €1,758,000 (approximately $2,227,000). Following the acquisition of such interests, we will indirectly own approximately 75.5% of Gerens Hill. We expect to make payment in the third quarter of 2012.

On February 28, 2011, our subsidiary, Gerens Hill acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000). A minimum additional payment was made on April 30, 2012 in the amount of BR6,624,000 (approximately $3,508,000 on that date). A minimum additional payment is due on April 30, 2013 in the amount of BR7,400,000 (approximately $3,682,000 at

June 30, 2012). Under certain circumstances, we may be required to pay BR5,000,000 (approximately $2,488,000 at June 30, 2012) in addition to the minimum payments. Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel Gerens Hill to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Gerens Hill also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Gerens Hill, the purchase price shall be increased by five percent.

Operations

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a Credit Agreement that allows for total amounts outstanding (that is, the sum of borrowings plus outstanding letters of credit) amounting to $100,000,000 with a consortium of banks led by Bank of America. However, at June 30, 2012, we were in violation of certain covenants of that agreement. At June 30, 2012, availability under the Credit Agreement was $ 3,158,000.

Sources of Additional Capital

At June 30, 2012, our cash and cash equivalents amounted to approximately $19,592,000 of which $1,804,000 is on deposit in the U.S. and $17,788,000 is on deposit in foreign locations.

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

On July 27, 2011, we filed a Form S-4 with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether such shares will be accepted by the sellers. Under the terms of our Credit Agreement, as amended, we are precluded from making any acquisition without the written consent of the Lenders.

We are actively pursuing alternative sources of financing, but we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2012

For the six months ended June 30, 2012, our cash and cash equivalents increased by $1,668,400 to $19,592,400. Cash used in operations was $4,387,000, cash provided by investing activities was $2,038,000 and cash provided by financing activities was $2,168,000. We also experienced an increase in cash of $1,849,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Cash used in operations is attributable to consolidated net loss of $6,019,000 for the period adjusted by non-cash items included in net loss and working capital changes such as:

•	Non-Cash Items:

•	Depreciation and amortization of $6,322,000;

•	Bad debt expense of $971,000;

•	Deferred taxes of ($1,363,000); and,

•	Stock-based compensation expense of $1,437,000

•	Working capital changes which increased cash included the following:

•	A decrease in retainage receivable of $1,234,000 due to retainage payments received from various projects in Our Northeast Region;

•	A decrease in other assets amounting to $1,506,000; and

•

An increase in accounts payable and accrued expenses of $6,770,000 due to the timing of payments for various selling, general and administrative cost, subcontractors offset by a foreign currency translation adjustment of approximately $1,618,000;

•	An increase in deferred revenue of $1,697,000 due to a large advance payment from a project in Afghanistan; and

•	An increase in other current liabilities of $164,000.

•	Working capital changes which decreased cash included the following:

•	An increase in accounts receivable of $9,114,000 offset by unfavorable foreign currency translation adjustments of approximately $4,504,000;

•	An increase in prepaid expenses and other current assets of $1,747,000 due to the timing of payments;

•	An increase in income taxes receivable of $1,386,000;

•	A decrease in income taxes payable of $3,070,000; and

•	A decrease in retainage payable of $1,702,000.

Investing Activities

We received $3,149,000 from the sale, at book value, of an investment held by our subsidiary Gerens Hill. We spent $1,209,000 to purchase computers, office equipment and furniture and fixtures.

Financing Activities

We received $7,670,000 in net borrowings under our credit facilities and $2,211,000 from other notes payable. We made payments on notes payable amounting to $5,094,000. Due to bank decreased $1,295,000 due to the timing of certain payments made to the banks. Three of our subsidiaries paid dividends to their noncontrolling shareholders amounting to $1,378,000. We received proceeds amounting to $54,000 from the exercise of stock options and purchases under our 2006 Employee Stock Purchase Plan.

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

Our backlog was $2,360,000,000 at June 30, 2012 compared to $2,292,000,000 at March 31, 2012. At June 30, 2012, backlog attributable to work in Libya amounted to $44,000,000. We estimate that $344,000,000 or 14.6% of the backlog at June 30, 2012 will be recognized during the twelve months subsequent to June 30, 2012.

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a majority-owned subsidiary of the Company, HillStone attempts to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table below. Approximately $1,300,000,000 of our backlog is related to a contract entered into by HillStone to supply building structural systems to TRAC Development Group (“TRAC”) in connection with a major housing development in Iraq and $200,000,000 is related to a contract we entered into to provide project management and construction management services to TRAC in connection with the development. The contracts are expected to commence in late 2012 or early 2013 although no assurances can be given that this will be the case. In addition to the contract with TRAC, we are pursuing other opportunities in this field outside of HillStone.

The schedule below includes backlog under two categories: (1) contracts for which work authorizations have been or are expected to be received on a time and material basis, fixed-price basis and not-to-exceed projects that are well defined and (2) contracts awarded to the Company where some or all of the work has not yet been authorized. As of June 30, 2012, approximately $677,000,000, or 28.7%, of our backlog was in category 1 and approximately $1,683,000,000, or 71.3%, of our backlog was in category 2. We do not track whether the contracts and awards included in our backlog are fully funded, incrementally funded, or unfunded.

Included in category 2 of our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order contracts, or a lesser amount if we do not reasonably expect task orders to be issued for the maximum amount of such contracts. Also included in category 2 of our backlog is the amount of anticipated revenues in option years beyond the base term of our contracts if we reasonably expect our clients to exercise such option years. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. Historically, the impact of terminations and modifications on our realization of revenue from our backlog has not been significant, however, there can be no assurance that such changes will not be significant in the future. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.

	Total Backlog		12-Month Backlog
(In thousands)	$	%	$	%
As of June 30, 2012:

Project Management	$1,021,000	43.3%	$295,000	85.8%
Construction Claims	39,000	1.6%	39,000	11.3%
HillStone International	1,300,000	55.1%	10,000	2.9%

	$2,360,000	100.0%	$344,000	100.0%

As of March 31, 2012:

Project Management	$953,000	41.6%	$272,000	84.7%
Construction Claims	39,000	1.7%	39,000	12.2%
HillStone International	1,300,000	56.7%	10,000	3.1%

	$2,292,000	100.0%	$321,000	100.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2011 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2011 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

Dated: August 9, 2012	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2012	By:	/s/ Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)