Form 10-Q/A
period 2012-06-30
Hill International, Inc.
filed 2012-09-06
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Hill International, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 9, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T (the “Rule”). The Company elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail-tagged footnote submission as permitted by the Rule. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

101.CAL**	XBRL Taxonomy Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Label Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.
**	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: September 6, 2012	By:	/s/ Irvin E. Richter
Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: September 6, 2012	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: September 6, 2012	By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

4