Form 10-Q
period 2012-09-30
Hill International, Inc.
filed 2012-11-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 38,648,982 shares of the Registrant’s Common Stock outstanding at November 1, 2012.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

Index to Form 10-Q

PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$14,794	$17,924
Cash - restricted	9,766	1,480
Accounts receivable, less allowance for doubtful accounts of $9,129 and $9,181	208,632	197,906
Accounts receivable - affiliate	1,267	1,830
Prepaid expenses and other current assets	9,520	8,289
Income taxes receivable	3,341	1,688
Deferred income tax assets	1,804	2,716

Total current assets	249,124	231,833
Property and equipment, net	11,549	13,110
Cash - restricted, net of current portion	7,614	6,281
Retainage receivable	3,693	4,434
Acquired intangibles, net	26,848	30,937
Goodwill	82,001	82,941
Investments	8,866	12,620
Deferred income tax assets	22,748	18,186
Other assets	5,272	7,170

Total assets	$417,715	$407,512

Liabilities and Stockholders’ Equity
Due to bank	$221	$1,299
Current maturities of notes payable	22,463	6,025
Accounts payable and accrued expenses	90,127	76,747
Income taxes payable	3,343	4,071
Deferred revenue	16,855	15,503
Deferred income taxes	358	337
Other current liabilities	6,954	4,818

Total current liabilities	140,321	108,800
Notes payable, net of current maturities	74,244	87,435
Retainage payable	3,938	5,512
Deferred income taxes	12,466	15,224
Deferred revenue	9,033	6,604
Other liabilities	10,984	11,543

Total liabilities	250,986	235,118

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized (75,000,000 at December 31, 2011), 45,082,333 shares and 44,937,054 shares issued at September 30, 2012 and December 31, 2011, respectively	5	4
Additional paid-in capital	129,267	127,168
Retained earnings	67,869	73,626
Accumulated other comprehensive loss	(19,482)	(18,896)

	177,659	181,902
Less treasury stock of 6,433,651 shares at September 30, 2012 and December 31, 2011, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	149,893	154,136
Noncontrolling interests	16,836	18,258

Total equity	166,729	172,394

Total liabilities and stockholders’ equity	$417,715	$407,512

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consulting fee revenue	$103,565	$102,463	$306,831	$299,686
Reimbursable expenses	16,322	26,415	48,297	79,137

Total revenue	119,887	128,878	355,128	378,823

Cost of services	58,459	58,795	176,722	173,582
Reimbursable expenses	16,322	26,415	48,297	79,137

Total direct expenses	74,781	85,210	225,019	252,719

Gross profit	45,106	43,668	130,109	126,104
Selling, general and administrative expenses	40,016	41,810	124,559	128,875
Equity in earnings of affiliates	—	(27)	—	(187)

Operating profit (loss)	5,090	1,885	5,550	(2,584)
Interest expense and related financing fees, net	4,757	1,922	12,748	4,380

Earnings (loss) before income tax benefit	333	(37)	(7,198)	(6,964)
Income tax benefit	(1,109)	(422)	(2,621)	(1,776)

Consolidated net earnings (loss)	1,442	385	(4,577)	(5,188)
Less: net earnings (loss) - noncontrolling interests	138	(269)	1,179	251

Net earnings (loss) attributable to Hill International, Inc.	$1,304	$654	$(5,756)	$(5,439)

Basic earnings (loss) per common share - Hill International, Inc.	$0.03	$0.02	$(0.15)	$(0.14)

Basic weighted average common shares outstanding	38,226	38,497	38,446	38,385

Diluted earnings (loss) per common share - Hill International, Inc.	$0.03	$0.02	$(0.15)	$(0.14)

Diluted weighted average common shares outstanding	38,566	38,946	38,446	38,385

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consolidated net earnings (loss)	$1,442	$385	$(4,577)	$(5,188)
Foreign currency translation adjustment, net of tax	556	(8,958)	(1,424)	(2,133)
Other, net	(236)	93	(385)	(247)

Comprehensive earnings (loss)	1,762	(8,480)	(6,386)	(7,568)
Comprehensive (loss) earnings attributable to noncontrolling interests	(69)	(3,127)	(44)	198

Comprehensive earnings (loss) attributable to Hill International, Inc.	$1,831	$(5,353)	$(6,342)	$(7,766)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(4,577)	$(5,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,245	11,215
Equity in earnings of affiliates	—	(187)
Provision for bad debts	1,721	1,293
Deferred tax benefit	(6,557)	(6,208)
Share based compensation	1,931	2,358
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,525)	(14,284)
Accounts receivable - affiliate	563	1,060
Prepaid expenses and other current assets	(1,309)	1,312
Income taxes receivable	(1,687)	(848)
Retainage receivable	741	(673)
Other assets	2,509	2,118
Accounts payable and accrued expenses	13,962	3,760
Income taxes payable	(629)	(573)
Deferred revenue	(5,758)	58
Other current liabilities	(6)	(850)
Retainage payable	(1,573)	1,099
Other liabilities	(571)	(3,166)

Net cash used in operating activities	(5,520)	(7,704)

Cash flows used in investing activities:
Purchase of businesses, net of cash acquired	—	(13,881)
Distributions from affiliate	130	479
Contribution to affiliate	—	(1,846)
Sale of investment	3,149	—
Payments for purchase of property and equipment	(1,806)	(4,937)
Purchase of additional interest in subsidiary	—	(1,615)

Net cash provided by (used in) investing activities	1,473	(21,800)

Cash flows from financing activities:
Due to bank	(1,197)	(5,208)
Proceeds from notes payable	3,697	—
Payments on notes payable	(5,790)	(5,815)
Dividends paid to noncontrolling interest	(1,378)	—
Net borrowings on revolving loans	5,781	19,105
Proceeds from stock issued under employee stock purchase plan	70	543
Proceeds from exercise of stock options	24	29

Net cash provided by financing activities	1,207	8,654

Effect of exchange rate changes on cash	(290)	(1,981)

Net decrease in cash and cash equivalents	(3,130)	(22,831)
Cash and cash equivalents – beginning of period	17,924	39,406

Cash and cash equivalents – end of period	$14,794	$16,575

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

On October 18, 2012, the Company entered into a Third Amendment to our Credit Agreement and entered into a new Second Lien Term Loan Agreement. See Note 7 for details.

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2012	December 31, 2011
Billed	$185,377	$181,505
Retainage, current portion	4,884	3,960
Unbilled	27,500	21,622

	217,761	207,087
Allowance for doubtful accounts	(9,129)	(9,181)

	$208,632	$197,906

At September 30, 2012, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya amounted to approximately $60,000,000. Due to the current political and economic uncertainty in Libya, the Company is unable to determine the effect this situation will have on our ability to collect this receivable. Management believes that the amount due will be collected, however, if future events preclude the Company’s ability to do so, there could be a significant adverse impact on its results of operations.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$35,769	$13,096	$34,040	$9,942
Acquired contract rights	8,032	6,082	13,096	8,244
Trade names	2,814	589	3,378	1,391

Total	$46,615	$19,767	$50,514	$19,577

Intangible assets, net	$26,848		$30,937

Amortization expense related to intangible assets totaled $1,835,000 and $2,698,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $5,947,000 and $7,409,000 for the nine-month periods ended September 30, 2012 and 2011. The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Year ending December 31,	Estimated amortization expense

2012 (remaining 3 months)	$1,815
2013	5,200
2014	4,111
2015	3,815
2016	3,488

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

The Company utilizes an independent valuation firm in connection with our annual testing for potential goodwill impairment, which looks at the fair value of its operating segments relative to their carrying value. Fair value is generally determined using (1) an income approach (discounted cash flow method) which utilizes management’s current estimates regarding future financial performance and macroeconomic factors discounted at a weighted average cost of capital, and (2) a market approach (public company method and quoted price method) in determining the total reporting unit fair value. The results of each approach are weighted to arrive at an estimated fair value.

As of the filing date of this Form 10-Q, the Company has not finalized its review of the preliminary impairment analysis. At this time, management does not believe an impairment is probable and therefore has not included any estimated impairment charge for the third quarter. However, management cannot provide assurance that an impairment charge will not be necessary once it completes its review of the independent valuation firm’s impairment testing results and reaches a final conclusion.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2012 (in thousands):

	Project Management	Construction Claims	Total
Balance, December 31, 2011	$56,896	$26,045	$82,941
Translation adjustments	(1,663)	723	(940)

Balance, September 30, 2012	$55,233	$26,768	$82,001

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable	$26,233	$25,541
Accrued payroll	26,942	24,431
Accrued subcontractor fees	8,249	2,647
Accrued agency fees	15,976	15,336
Accrued legal and professional fees	3,177	2,887
Accrued bank deferral, amendment and default fees	3,693	—
Accrued interest	1,778	1,480
Other accrued expenses	4,079	4,425

	$90,127	$76,747

Note 7 — Notes Payable

Outstanding debt obligations are as follows (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit loan payable. The weighted average interest rate of all borrowings was 6.97% and 6.75% at September 30, 2012 and December 31, 2011, respectively. (For more information, see below.)	$82,500	$77,000

Revolving credit facility with Barclays Bank PLC up to £500,000 (approximately $808,000 and $776,000 at September 30, 2012 and December 31, 2011, respectively), with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at both September 30, 2012 and December 31, 2011, respectively, collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered by three times the aggregate value of the UK accounts receivable less than 90 days old and excluding the amounts receivable from any associate or subsidiary company. The loan has an indeterminate term and is subject to annual review by the bank.

	612	—
Unsecured credit facility with Caja Badajoz in Spain for €1,500,000 (approximately $1,930,000 and $1,944,000 at September 30, 2012 and December 31, 2011, respectively) of which €1,500,000 was outstanding at September 30, 2012. The interest rate at September 30, 2012 is the twelve-month EURIBOR rate of 0.7% plus 3.00% (or 3.70%). The interest rate at December 31, 2011 was the three-month EURIBOR rate of 1.94% plus 3.00% ( or 4.94%).	1,930	—
Revolving credit facilities with a consortium of banks in Spain. (For more information, see below.)	5,965	4,301

Borrowings under credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both September 30, 2012 and December 31, 2011) of which AED 8,301,000 (approximately $2,260,000 was utilized at December 31, 2011, collateralized by certain overseas receivables. The interest rate is the three-month Emirates InterBank Offer Rate plus 3.00% (or 4.30% and 4.51% at September 30, 2012 and December 31, 2011, respectively) but no less than 5.50%. This facility is being renewed on a month-to-month basis. (For more information, see below.)

	—	2,260
Payments due for the Engineering S.A. acquisition.	5,387	9,236
Other notes payable	313	663

	96,707	93,460
Less current maturities	22,463	6,025

Notes payable, net of current maturities	$74,244	$87,435

The Company entered into a Credit Agreement, dated June 30, 2009, (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association (the “Lenders”), and Bank of America, N.A., as Administrative Agent (the “Agent”).

During 2011 and through the first quarter of 2012, the Company was in violation of certain financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement. During the first quarter of 2012, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”), dated March 6, 2012 with the Agent and Lenders. The Company incurred fees related to the Second Amendment amounting to approximately $2,075,000 which were charged to interest expense and related financing fees, net in the quarter ended March 31, 2012.

During the second quarter of 2012, the Company was in violation, under the Second Amendment, of certain financial covenants and the covenant regarding restricted payments due to the payment of dividends by certain of the Company’s subsidiaries to their noncontrolling interest parties. The Company also received a Notice of Default and Reservation of Rights letter and a Notice of Matters Relating to Events of Default letter relating to credit extension, reporting requirements and deferral payments of default rate interest and a deferred fee.

On October 18, 2012, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”), pursuant to which the Agent and the Lenders agreed to waive the defaults noted above and the parties thereto, agreed, among other things, as follows:

•	Maximum amounts outstanding under the Credit Agreement, including amounts under the letter of credit sub-facility, are reduced from $100,000,000 to $65,000,000;

•	The letter of credit sub-facility is increased from $35,000,000 to $45,000,000;

•

The maturity date is extended to March 31, 2015; however, no Letter of Credit (as defined in the Credit Agreement) may be issued with an expiration date after March 31, 2016 without the approval by all Lenders;

•	The interest rates for loans, fees for Letters of Credit and unused facility fees are as follows:

•

Eurodollar Rate (as defined in the Credit Agreement) loans (for Interest Periods of one, two, three or six months, as selected by the Company in accordance with the provisions of the Credit Agreement) will bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate (as referenced in the Credit Agreement), plus an Applicable Rate (as defined in the Credit Agreement) between 2.50% and 7.00% depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement) at the time of the borrowing;

•

Base Rate (as defined in the Credit Agreement) loans will bear interest at fluctuating rates per annum equal to sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus a rate of 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate between 1.10% and 5.50% depending on our Consolidated Leverage Ratio at the time of the borrowing;

•

Letter of Credit fees will accrue on each Letter of Credit issued under the Credit Agreement, based on the amount available for draw thereunder, at an Applicable Rate per annum which may vary between 2.50% and 7.00% depending on our Consolidated Leverage Ratio at the time of issuance; and

•	Unused facility commitment fees will accrue at a rate per annum which may vary between 0.25% and 0.50% depending on our Consolidated Leverage Ratio from time to time;

•

From the date of the Third Amendment, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum – such interest will be added to the principal balance and capitalized on March 31, 2014 and thereafter payable in cash or waived in the event that prior to March 31, 2014 the Company has paid in full all Obligations (as defined in the Credit Agreement) under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement;

•	From and after April 1, 2014, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 2.00% per annum;

•

During any fiscal quarter, if the total amount outstanding of certain cash investments made by the Company or any domestic subsidiaries to any foreign subsidiaries as of the last day of the prior fiscal quarter (net of repayments of such investments) exceeds (i) $6,000,000, the Applicable Rate for Eurodollar Rate loans, Base

Rate loans and Letters of Credit will be increased by 1.00% per annum, and (ii) $12,000,000, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by an additional 1.00% per annum; and

•

Subject to the three preceding paragraphs, from the date of the Third Amendment to the date of delivery by the Company of a Compliance Certificate in accordance with the Credit Agreement for the fiscal quarter ended September 30, 2012, the Applicable Rate for Eurodollar Rate loans, Base Rate loans, and Letters of Credit will be 7.00%, 5.50%, and 7.00%, respectively.

The Company is required to comply with the following financial covenants:

•

The consolidated leverage ratio for (i) the period ending December 31, 2012 will not be greater than 7.75 to 1.00; (ii) for the period ending March 31, 2013 will not be greater than 6.25 to 1.00; (iii) for the periods ending June 30, 2013, September 30, 2013 and December 31, 2013 will not be greater than 6.00 to 1.00; (iv) for each quarterly period ending in 2014 will not be greater than 5.75 to 1.00; and (v) for each quarterly period ending in 2015 will not be greater than 5.50 to 1.00;

•

The consolidated fixed charge coverage ratio for (i) the period ending December 31, 2012 will not be less than 0.75 to 1.00; (ii) for the periods ending March 31, 2013 and June 30, 2013 will not be less than 1.00 to 1.00; (iii) for the periods ending September 30, 2013 and December 31, 2013 will not be less than 1.05 to 1.00; (iv) for the period ending March 31, 2014 will not be less than 1.5 to 1.00; (v) for the period ending June 30, 2014 will not be less than 1.25 to 1.00; and (vi) for the period ending September 30, 2014 and each quarterly period thereafter will not be less than 1.35 to 1.00; and

•

The senior leverage ratio for (i) the period ending December 31, 2012 will not be greater than 2.50 to 1.00 and (ii) for the period ending March 31, 2013 and each quarterly period thereafter will not be greater than 2.25 to 1.00.

The Third Amendment also contains other covenants and certain restrictions relating to limitations on the ability of the Company or its subsidiaries to incur additional indebtedness, on the ability of the Company or its subsidiaries to make investments (including restrictions on the ability of the Company and its domestic subsidiaries to make loans to or investments in the Company’s foreign subsidiaries) and acquisitions, on the ability of the Company to accumulate cash, declare or pay cash dividends to its stockholders, and on the ability of the Company’s subsidiaries to declare or pay certain cash dividends.

In connection with the Third Amendment, the Company agreed to pay: (i) an amendment fee of 1.00% of the Lenders’ aggregate commitments as of October 18, 2012, payable in two parts: 0.50%, or $325,000, on October 18, 2012 and 0.50%, or $325,000, on March 31, 2014, however the latter payment will be waived in the event that prior to March 31, 2014 the Company has paid in full all Obligations (as defined in the Credit Agreement) under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement; (ii) deferred fees of $1,215,000; (iii) an arrangement fee of $100,000; and (iv) accrued default interest of $1,059,000. The Company also paid approximately $1,150,000 to the Agent as reimbursement for its out-of-pocket costs incurred in connection with the Third Amendment. These costs amounted to approximately $4,174,000 in the aggregate of which approximately $2,000,000 was charged to interest expense and related financing fees, net in the quarter ended September 30, 2012.

Simultaneously with its entry into the Third Amendment, the Company entered into a Credit Agreement (the “Term Loan Agreement”) dated as of October 18, 2012 among the Company, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Tennenbaum Opportunities Fund VI, LLC (the “Term Loan Lenders”), and Obsidian Agency Services, Inc. (the “Term Loan Agent”). The Term Loan Lenders made term loans (collectively, the “Term Loan”) to the Company in the aggregate amount of $100,000,000 from which the Company received net proceeds of approximately $71,500,000 on October 18, 2012 (the “Closing Date”). The proceeds of the Term Loan were used for the partial repayment of amounts outstanding under the Credit Agreement, and the payment of fees and expenses incurred in connection with the Term Loan Agreement and the Third Amendment. Obligations (as defined in the Term Loan Agreement) under the Term Loan Agreement are collateralized by a second lien (subject to the first/prior lien of the Agent under the Credit Agreement and to other Permitted Liens (as defined in the Term Loan Agreement)) on substantially all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries. The maturity date of the Term Loan is October 18, 2016.

Among other things, the Term Loan Agreement:

•	Limits the indebtedness which the Company and its subsidiaries may incur (including certain intercompany indebtedness, such as indebtedness from foreign subsidiaries to the Company);

•	Limits the investments, acquisitions and dividends which the Company and its subsidiaries may make (including investments by the Company in its foreign subsidiaries);

•	Limits the amount of cash the Company and its subsidiaries may accumulate;

•	Requires the Company to take certain actions, including providing monthly reporting to the Term Loan Lenders; and

•

Contains representations, warranties, affirmative and negative covenants and events of default which are substantially similar to those contained in the Credit Agreement (except in respect of financial covenants) and the other Loan Documents (as defined in the Credit Agreement).

In connection with the Term Loan Agreement, the Company agreed, under certain conditions, to allow certain Term Loan Lenders to appoint two non-voting observers to the Company’s board of directors.

The Company will pay interest on amounts outstanding from time to time under the Term Loan at a rate per annum equal to 7.50%; provided, however, such rate may be increased to 9.50% per annum if Fixed Price Contracts (as defined under the Term Loan Agreement) or certain accounts receivable of the Company and its subsidiaries exceed percentages specified in the Term Loan Agreement.

Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter. The Fee Letter requires the Company to pay to the Lenders an exit fee (the “Exit Fee”) in an amount equal to the Exit Fee Amount (as hereinafter defined), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the “Exit Date”). “Exit Fee Amount” means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return to the Term Loan Lenders with respect to the Term Loan (the “IRR”) on the Exit Date, as reasonably determined by the Term Loan Agent pursuant to the IRR Calculation (as hereinafter defined), being equal to, but no greater than, 20% (the “Target IRR”); provided, that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000. “IRR Calculation” means that the IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

Additionally, the Company is required to make the following mandatory prepayments/payments and/or commitment reductions in respect of the Company’s indebtedness under the Credit Agreement and under the Term Loan Agreement:

•

100% of the net proceeds received by the Company or any of its subsidiaries from certain sales of assets (subject to certain reinvestment rights), certain condemnation awards (subject to certain reinvestment rights) and insurance payments (subject to certain reinvestment rights) and from the issuance or incurrence of certain indebtedness with respect to borrowed monies of the Company (“Specified Proceeds”), and 50% of the net proceeds received by the Company or any of its subsidiaries from the issuance or sale of any equity interests in the Company (subject to certain exceptions), will be applied:

•	first, to satisfy the Minimum Liquidity Requirement (as defined in the Third Amendment), and

•	second, up to 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the remaining net proceeds to prepay the outstanding principal amount of the Term Loan; and

•

100% of the net proceeds received by the Company or any of its subsidiaries from any payment on the Net Libya Receivable (as defined in the Third Amendment) and any payments or distributions from the Company’s majority-owned subsidiary HillStone International LLC will be applied:

•	first, to satisfy the Minimum Liquidity Requirement, and

•	second, 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the other 50% to prepay the outstanding principal amount of the Term Loan.

•	All Excess Cash Flow (as defined in the Third Amendment) will be applied as follows:

•	if the consolidated leverage ratio as of the last day of the relevant fiscal year is 3.25 to 1.00 or greater,

•	first, to satisfy the Minimum Liquidity Requirement, and

•	second, 50% of the remaining Excess Cash Flow to repay the loans under the Credit Agreement and the other 50% to prepay the principal amount of the Term Loan; and

•	if the consolidated leverage ratio as of the last day of the relevant fiscal year is less than 3.25 to 1.00,

•	first, 50% of such Excess Cash Flow will be retained by the Company for working capital,

•	second, the remaining Excess Cash Flow to satisfy the Minimum Liquidity Requirement, and

•	third, 50% of the remaining Excess Cash Flow to repay the loans under the Credit Agreement and the other 50% to prepay the outstanding principal amount of the Term Loan.

•

If an Event of Default (as defined in the Credit Agreement) exists, each prepayment pursuant to the forgoing will not be applied to satisfy the Minimum Liquidity Requirement and will be applied as follows:

•

up to 50% of the remaining net proceeds or Excess Cash Flow, as applicable, first, to repay the loans under the Credit Agreement, and second, to cash collateralize outstanding Letters of Credit (and in the case of Specified Proceeds, but without regard to reinvestment rights otherwise available to the Company and/or its subsidiaries pursuant thereto, together with a concurrent permanent reduction to the commitment under the Credit Agreement equal to the sum of such repayment and cash collateral); and

•	the remaining net proceeds or Excess Cash Flow, as applicable, to prepay the outstanding principal amount of the Term Loan.

In connection with the Term Loan Agreement, the Company incurred approximately $609,000 of costs of which $514,000 was charged to interest expense and related financing costs, net in the quarter ended September 30, 2012, and the balance of $95,000 will be charged to expense in the fourth quarter of 2012. In addition, the Company incurred costs of approximately $2,975,000 in connection with establishing the Term Loan. Such costs have been deferred and will be amortized to interest expense over the life of the Term Loan.

On October 18, 2012, upon completion of the transactions described herein, the Company’s outstanding borrowings under the Credit Agreement amounted to $14,486,928 and total principal repayment obligations under the Term Loan Agreement amounted to $100,000,000. The Company cannot provide any assurance that the Company will be in compliance with the covenants and other provisions of the Credit Agreement, as amended, the Term Loan Agreement, or the Company’s other credit arrangements in the future or that, if the Company is not so compliant, the applicable lender(s) would agree to waive such default or to forbear from enforcing their rights against the Company, which would have a material adverse effect on the Company.

As of September 30, 2012, the Company had $13,170,000 in outstanding letters of credit under the Credit Agreement. Due to conditions of the Credit Agreement, as amended, total remaining availability at September 30, 2012 was $4,330,000. Total remaining availability under the Credit Agreement at October 18, 2012 was $37,343,000.

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,252,000 at September 30, 2012). As of September 30, 2012 total borrowings outstanding were €4,639,000 (approximately $5,965,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $200,000) and €689,000 (approximately $886,000). The facility expires on December 17, 2016. The maximum available amount will be reduced 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens Hill’s obligations resulting from the Credit Contracts, Gerens Hill provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil

Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED 150,000,000 (approximately $40,847,000 at September 30, 2012 and $40,837,000 December 31, 2011) in Letters of Guarantee of which AED 138,498,000 and AED 132,133,000 (approximately $37,715,000 and $35,973,000, respectively) were utilized at September 30, 2012 and December 31, 2011, respectively.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,286,000 and $1,296,000 at September 30, 2012 and December 31, 2011, respectively), with interest rates of 0.28% and 1.48% plus Egnatia’s prime 5.00% (or 5.28% and 6.48%) at September 30, 2012 and December 31, 2011, collateralized by certain assets of the Company. There were no borrowings outstanding under this facility at September 30, 2012 and December 31, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,786,000 and $5,832,000 at September 30, 2012 and December 31, 2011, respectively), of which €1,147,000 (approximately $1,475,000) and €1,270,000 (approximately $1,645,000) had been utilized at September 30, 2012 and December 31, 2011, respectively. The facility has an expiration date of April 30, 2013.

Engineering S.A. maintains three revolving credit facilities with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $839,000, $98,000 and $493,000, respectively, at September 30, 2012), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at September 30, 2012 which are renewed automatically every three months.

In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 Brazilian Reais (approximately $10,376,000 at the date of acquisition) and has discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time. The discounted amounts at September 30, 2012 and December 31, 2011 were $5,387,000 and $9,236,000, respectively. The Company paid the first installment amounting to BR 6,624,000 (approximately $3,508,000) on April 30, 2012. The second payment is due on April 30, 2013.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine months ended September 30,
	2012	2011
Interest and related financing fees paid	$8,670	$4,927

Income taxes paid	$3,947	$4,682

Note 9 — Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive. Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for the nine-month periods ended September 30, 2012 and 2011. The total number of such shares excluded from diluted loss per common share was 3,421,201 shares and 2,328,963 shares for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 10 — Share-Based Compensation

At September 30, 2012, the Company had 4,679,376 options outstanding with a weighted average exercise price of $5.23. During the nine-month period ended September 30, 2012, the Company granted 880,200 options which vest over a four-year period, have a weighted average exercise price of $5.47 and a weighted-average contractual life of 5.00 years and 113,635 options which vested immediately, have a weighted average exercise price of $2.85 and a weighted-average contractual life of 5.00 years. The aggregate fair value of the options was $2,500,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life — 3.66 years; volatility — 77.5% and risk-free interest rate — 0.80%. During the first nine months of 2012, options for 10,000 shares with a weighted average exercise price of $2.45 were exercised, options for 43,000 shares with a weighted average exercise price of $5.12 were forfeited and options for 83,000 shares with a weighted average exercise price of $7.78 lapsed.

During the nine-month period ended September 30, 2012, the Company issued 60,000 shares of restricted common stock to certain of its officers under the Company’s 2007 Restricted Stock Grant Plan.

During the nine-month period ended September 30, 2012, the Company issued 52,630 shares of its common stock to its Non-Employee Directors. The Company recognized compensation expense amounting to approximately $150,000.

During the nine-month period ended September 30, 2012, employees purchased 22,649 common shares, for an aggregate purchase price of $70,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $493,000 and $833,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $1,934,000 and $2,360,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 11 — Stockholders’ Equity

Under the Board-approved Stock Repurchase Program, the Company is authorized to purchase up to $60,000,000 of its common stock through December 31, 2012. Through September 30, 2012, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or an average price of $4.19 per share. Under the terms of its Credit Agreement (see Note 7), the Company is limited to repurchasing no more than $2,000,000 of its common stock in the future without the written consent of the Lenders and the Second Lien Lenders.

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2012 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. stockholders	interests
Stockholders’ equity, December 31, 2011	$172,394	$154,136	$18,258
Net (loss) earnings	(4,577)	(5,756)	1,179
Other comprehensive loss	(1,809)	(586)	(1,223)

Comprehensive loss	(6,386)	(6,342)	(44)
Dividends paid to noncontrolling interests	(1,378)	—	(1,378)
Additional paid in capital	2,099	2,099	—

Stockholders’ equity, September 30, 2012	$166,729	$149,893	$16,836

Note 12 — Income Taxes

The effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were (333.0%) and 1,140.5%, respectively, and the effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 36.4% and 25.5%, respectively. For both periods, the income tax rates are different than the U.S. statutory rate of 34% due to a) a portion of the Company’s profit comes from foreign operations which are taxed at different rates, b) the recognition of income tax benefits related to U.S. net operating losses, and c) the recognition of a valuation allowance against net operating losses of foreign subsidiaries.

During the three-month periods ending September 30, 2012 and 2011, the Company recognized an income tax (benefit) expense of ($195,000) and $382,000, respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax returns. During the nine-month period ended September 30, 2011, the Company recognized an income tax benefit of $995,000 due to the expiration of the statute of limitations related to the filing of certain income tax returns resulting in a reduction in the reserves for uncertain tax positions. Also, during the nine-month period ended September 30, 2011, the Company recognized an increase in the reserve for uncertain tax positions of $520,000 primarily related to foreign subsidiaries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, with the exception of foreign net operating losses. This will continue to be evaluated every quarter. It is anticipated that the U.S. net operating losses will be offset by future profits from U.S. operations primarily related to contracts held by the Company, the Company’s majority-owned HillStone International, LLC, and the Company’s other related ventures for the construction of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. The Company must generate U.S. pre-tax income of approximately $41,000,000 in taxable years ending in 2013 and later to realize the existing deferred income tax asset of $13,700,000 at September 30, 2012 arising from U.S. net operating losses. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table indicates the changes to the Company’s reserve for uncertain tax positions for the three- and nine-month periods ended September 30, 2012 and 2011, including interest and penalties. The balance is included in “Other Liabilities” in the consolidated balance sheets at September 30, 2012 and 2011.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$5,383	$5,814	$5,383	$6,289
Increase from tax positions taken in the current year	—	—	—	520
Reductions due to expiration of statute of limitations	—	—	—	(995)

Balance, end of period	$5,383	$5,814	$5,383	$5,814

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2012 potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

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

The following tables reflect information about each of the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended September 30,
	2012		2011
Project Management	$77,194	74.5%	$73,061	71.3%
Construction Claims	26,371	25.5	29,402	28.7

Total	$103,565	100.0%	$102,463	100.0%

Total Revenue:

	Three months ended September 30,
	2012		2011
Project Management	$92,752	77.4%	$98,013	76.1%
Construction Claims	27,135	22.6	30,865	23.9

Total	$119,887	100.0%	$128,878	100.0%

Operating Profit:

	Three months ended September 30,
	2012	2011
Project Management before equity in earnings of affiliates	$8,012	$5,073
Equity in earnings of affiliates	—	27

Total Project Management	8,012	5,100
Construction Claims	2,641	4,386
Corporate Expenses	(5,563)	(7,601)

Total	$5,090	$1,885

Depreciation and Amortization Expense:

	Three months ended September 30,
	2012	2011
Project Management	$2,173	$3,132
Construction Claims	688	837

Subtotal segments	2,861	3,969
Corporate	62	111

Total	$2,923	$4,080

Consulting Fee Revenue by Geographic Region:

	Three months ended September 30,
	2012		2011
U.S./Canada	$29,747	28.7%	$29,883	29.2%
Latin America	11,302	10.9	13,851	13.5
Europe	20,710	20.0	23,095	22.5
Middle East	34,119	32.9	27,854	27.2
North Africa	3,755	3.7	2,253	2.2
Asia/Pacific	3,932	3.8	5,527	5.4

Total	$103,565	100.0%	$102,463	100.0%

U.S.	$29,091	28.1%	$28,670	28.0%
Non-U.S.	74,474	71.9	73,793	72.0

Total	$103,565	100.0%	$102,463	100.0%

For the three-month period ended September 30, 2012, Middle East consulting fee revenue included $14,888,000 (14.4% of CFR) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of our consolidated consulting fee revenue.

For the three-month period ended September 30, 2011, Latin America consulting fee revenue included $12,083,000 (11.8% of CFR) attributable to Brazil and Middle East consulting fee revenue included $16,429,000 (16.0% of CFR) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of our consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three months ended September 30,
	2012		2011
U.S./Canada	$42,687	35.6%	$53,764	41.7%
Latin America	11,341	9.5	14,060	10.9
Europe	22,146	18.5	24,429	19.0
Middle East	35,487	29.6	28,401	22.0
North Africa	4,252	3.5	2,674	2.1
Asia/Pacific	3,974	3.3	5,550	4.3

Total	$119,887	100.0%	$128,878	100.0%

U.S.	$42,003	35.0%	$52,551	40.8%
Non-U.S.	77,884	65.0	76,327	59.2

Total	$119,887	100.0%	$128,878	100.0%

For the three-month period ended September 30, 2012, Middle East total revenue included $15,281,000 (12.7% of total revenue) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of our consolidated total revenue.

For the three-month period ended September 30, 2011, Middle East total revenue included $16,834,000 (13.1% of total revenue) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of our consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three months ended September 30,
	2012		2011
U.S. federal government	$3,234	3.1%	$2,742	2.7%
U.S. state, local and regional government	16,867	16.3	18,019	17.6
Foreign government	24,843	24.0	21,447	20.9
Private sector	58,621	56.6	60,255	58.8

Total	$103,565	100.0%	$102,463	100.0%

Total Revenue By Client Type:

	Three months ended September 30,
	2012		2011
U.S. federal government	$3,615	3.0%	$3,356	2.6%
U.S. state, local and regional government	23,535	19.6	39,385	30.6
Foreign government	26,644	22.2	23,432	18.2
Private sector	66,093	55.2	62,705	48.6

Total	$119,887	100.0%	$128,878	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2012	December 31, 2011
U.S./Canada	$4,788	$6,070
Latin America	1,387	1,804
Europe	2,371	2,088
Middle East	2,329	2,371
North Africa	215	284
Asia/Pacific	459	493

Total	$11,549	$13,110

U.S.	$4,784	$6,061
Non-U.S.	6,765	7,049

Total	$11,549	$13,110

Consulting Fee Revenue (“CFR”)

	Nine months ended September 30,
	2012		2011
Project Management	$227,510	74.1%	$217,148	72.5%
Construction Claims	79,321	25.9	82,538	27.5

Total	$306,831	100.0%	$299,686	100.0%

Total Revenue

	Nine months ended September 30,
	2012		2011
Project Management	$273,670	77.1%	$293,504	77.5%
Construction Claims	81,458	22.9	85,319	22.5

Total	$355,128	100.0%	$378,823	100.0%

Operating Profit (Loss):

	Nine months ended September 30,
	2012	2011
Project Management before equity in earnings of affiliates	$18,646	$11,692
Equity in earnings of affiliates	—	187

Total Project Management	18,646	11,879
Construction Claims	6,345	7,320
Corporate Expenses	(19,441)	(21,783)

Total	$5,550	$(2,584)

Depreciation and Amortization Expense:

	Nine months ended September 30,
	2012	2011
Project Management	$6,744	$8,441
Construction Claims	2,303	2,527

Subtotal segments	9,047	10,968
Corporate	198	247

Total	$9,245	$11,215

Consulting Fee Revenue by Geographic Region:

	Nine months ended September 30,
	2012		2011
U.S./Canada	$88,811	28.9%	$87,562	29.2%
Latin America	37,510	12.2	31,459	10.5
Europe	63,670	20.8	68,370	22.8
Middle East	95,475	31.1	81,810	27.3
North Africa	9,827	3.2	15,411	5.2
Asia/Pacific	11,538	3.8	15,074	5.0

Total	$306,831	100.0%	$299,686	100.0%

U.S.	$86,528	28.2%	$85,078	28.4%
Non-U.S.	220,303	71.8	214,608	71.6

Total	$306,831	100.0%	$299,686	100.0%

For the nine-month period ended September 30, 2012, Latin America consulting fee revenue included $33,114,000 (10.8% of CFR) attributable to Brazil, and Middle East consulting fee revenue included $44,862,000 (14.6% of CFR) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of consolidated consulting fee revenue.

For the nine-month period ended September 30, 2011, Middle East consulting fee revenue included $50,892,000 (17.0% of CFR) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Nine months ended September 30,
	2012		2011
U.S./Canada	$127,495	35.9%	$159,496	42.1%
Latin America	37,696	10.6	31,689	8.4
Europe	68,470	19.3	72,029	19.0
Middle East	98,764	27.8	83,312	22.0
North Africa	11,113	3.1	16,885	4.4
Asia/Pacific	11,590	3.3	15,412	4.1

Total	$355,128	100.0%	$378,823	100.0%

U.S.	$125,134	35.2%	$157,012	41.4%
Non-U.S.	229,994	64.8	221,811	58.6

Total	$355,128	100.0%	$378,823	100.0%

For the nine-month period ended September 30, 2012, Middle East total revenue included $45,939,000 (12.9% of total revenue) attributable to the United Arab Emirates. No other individual foreign country accounted for 10% or more of our consolidated total revenue.

For the nine-month period ended September 30, 2011, Middle East total revenue included $52,050,000 (13.7% of total revenue) attributable to the United Arab Emirates. No other individual country accounted for 10% or more of our consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Nine months ended September 30,
	2012		2011
U.S. federal government	$9,414	3.1%	$9,139	3.0%
U.S. state, local and regional government	46,809	15.3	49,204	16.4
Foreign government	68,519	22.3	66,619	22.3
Private sector	182,089	59.3	174,724	58.3

Total	$306,831	100.0%	$299,686	100.0%

Total Revenue By Client Type:

	Nine months ended September 30,
	2012		2011
U.S. federal government	$11,332	3.2%	$10,823	2.9%
U.S. state, local and regional government	66,194	18.6	115,874	30.6
Foreign government	73,395	20.7	71,244	18.8
Private sector	204,207	57.5	180,882	47.7

Total	$355,128	100.0%	$378,823	100.0%

Note 14 — Concentrations

The Company had no clients that accounted for 10% or more of total revenue for the three-month period ended September 30, 2012 and one client that accounted for 15% of total revenue for the three-month period ended September 30, 2011. The Company had no clients that accounted for 10% or more total revenue for the nine-month period ended September 30, 2012 and one client that accounted for 15% of total revenue for the nine-month period ended ended September 30, 2011.

The Company had no clients that accounted for 10% or more of consulting fee revenue for the three-month periods ended September 30, 2012 and 2011. The Company also had no clients that accounted for 10% or more of consulting fee revenue for the nine-month periods ended September 30, 2012 and 2011.

One client, located in Libya, accounted for 27% of accounts receivable at both September 30, 2012 and December 31, 2011.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during each of the three-month periods ended September 30, 2012 and 2011, and 3% of total revenue during each of the nine-month periods ended September 30, 2012 and 2011.

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

Acquisitions

On February 15, 2008, the Company’s subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International, S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,139,000 as of September 30, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Gerens Hill’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

In December 2011 and January 2012, the Company received three letters from minority shareholders of Gerens Hill expressing the intention to exercise their Gerens Put Options. Upon consummation of the transaction, the Company will acquire an additional interest of 6.13% of Gerens Hill which will require the payment of approximately €1,758,000 (approximately $2,260,000 at September 30, 2012). Following the acquisition of such interests, the Company will indirectly own approximately 75.5% of Gerens Hill. The Company has increased intangible assets and recorded the liability in other current liabilities. The Company expects to make the payment in the fourth quarter of 2012.

On February 28, 2011, the Company’s majority-owned subsidiary Gerens Hill acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000 on that date). A minimum additional payment was made on April 30, 2012 in the amount of BR 6,624,000 (approximately $3,508,000 on that date). A minimum additional payment is due on April 30, 2013 in the amount of BR 7,400,000 (approximately $3,653,000 at September 30, 2012). Under certain circumstances, the Company may be required to pay BR 5,000,000 (approximately $2,468,000 at September 30, 2012) in addition to the minimum payments. Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Gerens Hill to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Gerens Hill also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Gerens Hill, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

16 — Subsequent Event

On October 18, 2012, the Company entered into a Third Amendment to our Credit Agreement and entered into a new Second Lien Term Loan Agreement. See Note 7 for details.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses. We are a global company with approximately 3,300 employees operating from 110 offices in more than 30 countries.

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

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a majority-owned subsidiary of the Company, HillStone intends to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our financial statements as it does not have any revenues to date. Its costs, which are not material, have been included within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table on page 43.

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

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2011 Annual Report, except as discussed below.

We utilize an independent valuation firm in connection with our annual testing for potential goodwill impairment, which looks at the fair value of our operating segments relative to their carrying value. Fair value is generally determined using (1) an income approach (discounted cash flow method) which utilizes our current estimates regarding future financial performance and macroeconomic factors discounted at a weighted average cost of capital, and (2) a market approach (public company method and quoted price method) in determining the total reporting unit fair value. The results of each approach are weighted to arrive at an estimated fair value.

As of the filing date of this Form 10-Q, we have not finalized our review of the preliminary impairment analysis. At this time, management does not believe an impairment is probable and therefore has not included any estimated impairment charge for the third quarter. However, management cannot provide assurance that an impairment charge will not be necessary once it completes its review of the independent valuation firm’s impairment testing results and reaches a final conclusion.

Three Months Ended September 30, 2012 Compared to

Three Months Ended September 30, 2011

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended September 30,
(in thousands)	2012		2011		Change
Project Management	$77,194	74.5%	$73,061	71.3%	$4,133	5.7%
Construction Claims	26,371	25.5	29,402	28.7	(3,031)	(10.3)

Total	$103,565	100.0%	$102,463	100.0%	$1,102	1.1%

The increase in Hill’s CFR in the third quarter of 2012 over the third quarter of 2011 was entirely based on organic growth.

During the third quarter of 2012, Hill’s Project Management CFR increase of 5.7% included a $4,796,000 increase in foreign projects and a decrease of $663,000 in domestic projects. The increase in foreign project management CFR was primarily due to an increase of $3,945,000 in Saudi Arabia, $1,637,000 in Egypt and $1,178,000 in Afghanistan. These increases were partially offset by decreases in Spain and Brazil where work slowed down in 2012. The decrease in domestic project management CFR was primarily due to decreases in our Northeast region.

During the third quarter of 2012, the decrease in Hill’s Construction Claims CFR was primarily due to decreases in Australia, the Middle East and the United Kingdom.

Reimbursable Expenses

	Three months ended September 30,
( in thousands)	2012		2011		Change
Project Management	$15,558	95.3%	$24,952	94.5%	$(9,394)	(37.6)%
Construction Claims	764	4.7	1,463	5.5	(699)	(47.8)

Total	$16,322	100.0%	$26,415	100.0%	$(10,093)	(38.2)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was due primarily to decreased use of subcontractors of $10,622,000 in our Northeast region.

Cost of Services

	Three months ended September 30,
	2012			2011			Change
(in thousands)			% of CFR			% of CFR
Project Management	$46,789	80.0%	60.6%	$45,406	77.2%	62.1%	$1,383	3.0%
Construction Claims	11,670	20.0	44.3	13,389	22.8	45.5	(1,719)	(12.8)

Total	$58,459	100.0%	56.4%	$58,795	100.0%	57.4%	$(336)	(0.6)%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in Saudi Arabia, Afghanistan and Egypt in support of the increased revenue in those areas, partially offset by decreases in Spain and Brazil where revenue declined.

The decrease in the cost of services for Construction Claims was due primarily to decreases in direct costs in Australia, the Middle East and the United Kingdom due to the decreases in revenue in those regions.

Gross Profit

	Three months ended September 30,
	2012			2011			Change
( in thousands)			% of CFR			% of CFR
Project Management	$30,405	67.4%	39.4%	$27,655	63.3%	37.9%	$2,750	9.9%
Construction Claims	14,701	32.6	55.7	16,013	36.7	54.5	(1,312)	(8.2)

Total	$45,106	100.0%	43.6%	$43,668	100.0%	42.6%	$1,438	3.3%

The increase in Project Management gross profit included an increase of $2,896,000 from foreign operations which included increases in Saudi Arabia, Afghanistan and Egypt, partially offset by decreases in Spain and Romania.

The decrease in Construction Claims gross profit was driven by decreases in Australia and the United Kingdom partially offset by an increase in the Western region.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended September 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR

SG&A Expenses	$40,016	38.6%	$41,810	40.8%	$(1,794)	(4.3)%

The significant components of the change in SG&A are as follows:

•	A decrease of $863,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years;

•	A decrease of $618,000 in administrative travel costs due to cost-cutting initiatives; and

•	A decrease of $431,000 in indirect and unapplied labor expense due to cost-cutting initiatives.

Operating Profit

	Three months ended September 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$8,012	10.4%	$5,073	6.9%	$2,939	57.9%
Equity in earnings of affiliates	—	—	27	—	(27)	(100.0)

Total Project Management	8,012	10.4	5,100	7.0	2,912	57.1
Construction Claims	2,641	10.0	4,386	14.9	(1,745)	(39.8)
Corporate	(5,563)		(7,601)		2,038	(26.8)

Total	$5,090	4.9%	$1,885	1.8%	$3,205	170.0%

The increase in Project Management operating profit primarily included increases in Saudi Arabia, Afghanistan and the United States, partially offset by decreases in Romania and Asia/Pacific. These changes are consistent with the change in the level of work in these areas.

The decrease in operating profit for the Construction Claims group was primarily due to decreases in Australia, the Middle East and the United Kingdom.

Corporate costs decreased as we began to see the effects of our cost-cutting initiatives resulting in lower indirect labor, travel expenses and professional fees.

Interest Expense and Related Financing Fees, Net

This line item increased $2,835,000 to $4,757,000 in the three-month period ended September 30, 2012 as compared to $1,922,000 in the three-month period ended September 30, 2011, primarily due to higher levels of debt outstanding and higher interest rates, including default fees, amended Credit Agreement fees and related legal, advisory and financing fees amounting to $2,475,000.

Income Taxes

For the three-month periods ended September 30, 2012 and 2011, the Company recognized income tax benefits of ($1,109,000) and ($422,000), respectively. The Company’s income tax benefit for the three-month periods ended September 30, 2012 and 2011 included tax (benefit) expense of ($195,000) and $382,000, respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax return.

The effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were (333.0%) and 1,140.5%, respectively. Excluding the effect of the provision to return adjustment, the effective income tax rate would have been (274.5%) and 2,177.3% for the three-month periods ended September 30, 2012 and 2011, respectively.

Net Earnings

Net earnings attributable to Hill International, Inc. for the three-month period ended September 30, 2012 was $1,304,000 or $0.03 per diluted common share based on 38,566,000 diluted common shares outstanding, as compared to net earnings for the three-month period ended September 30, 2011 of $654,000 or $0.02 per diluted common share based upon 38,946,000 diluted common shares outstanding.

Nine Months Ended September 30, 2012 Compared to

Nine Months Ended September 30, 2011

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine months ended September 30,
(in thousands)	2012		2011		Change
Project Management	$227,510	74.1%	$217,148	72.5%	$10,362	4.8%
Construction Claims	79,321	25.9	82,538	27.5	(3,217)	(3.9)

Total	$306,831	100.0%	$299,686	100.0%	$7,145	2.4%

The increase in Hill’s CFR was comprised of an increase of 2.6% from the acquisition of Engineering, S.A. in Brazil, partially offset by an organic decrease of 0.2% primarily due to the suspension of work in Libya.

During the first nine months of 2012, Hill’s Project Management CFR increase included an increase of 3.6% due to the acquisition of Engineering S.A. plus an organic increase of 1.2% primarily from the Middle East. The increase in Project Management CFR consisted of a $9,267,000 increase in foreign projects and an increase of $1,095,000 in domestic projects. The increase in foreign project management CFR was primarily due to an increase of $5,307,000 in Brazil, where Engineering S.A. was acquired at the end of February 2011 and increased work in Saudi Arabia, Afghanistan and Egypt. These increases were partially offset by a decrease of $8,206,000 in Libya where work was suspended in February 2011 due to political unrest. The increase in domestic project management CFR was due to increases in our Mid-Atlantic and Western regions partially offset by decreases in our Washington D.C. and Northeast regions.

The decrease in Hill’s Construction Claims CFR was all organic and primarily resulted from decreases in Australia, Europe and the Middle East, partially offset by increases in the United Kingdom and the United States.

Reimbursable Expenses

	Nine months ended September 30,
( in thousands)	2012		2011		Change
Project Management	$46,160	95.6%	$76,356	96.5%	$(30,196)	(39.5)%
Construction Claims	2,137	4.4	2,781	3.5	(644)	(23.2)

Total	$48,297	100.0%	$79,137	100.0%	$(30,840)	(39.0)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was due primarily to decreased use of subcontractors of $31,201,000 in our Northeast region.

Cost of Services

	Nine months ended September 30,
	2012			2011			Change
( in thousands)			% of CFR			% of CFR
Project Management	$141,262	79.9%	62.1%	$135,424	78.0%	62.4%	$5,838	4.3%
Construction Claims	35,460	20.1	44.7	38,158	22.0	46.2	(2,698)	(7.1)

Total	$176,722	100.0%	57.6%	$173,582	100.0%	57.9%	$3,140	1.8%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in Brazil, Saudi Arabia and our Western region in support of the increased revenue in those areas, partially offset by a decrease in Libya.

The decrease in the cost of services for Construction Claims was due primarily to decreases in direct costs in Australia, the Middle East and Europe partially offset by increases in the United Kingdom and the United States.

Gross Profit

	Nine months ended September 30,
	2012			2011			Change
( in thousands)			% of CFR			% of CFR
Project Management	$86,248	66.3%	37.9%	$81,724	64.8%	37.6%	$4,524	5.5%
Construction Claims	43,861	33.7	55.3	44,380	35.2	53.8	(519)	(1.2)

Total	$130,109	100.0%	42.4%	$126,104	100.0%	42.1%	$4,005	3.2%

The increase in Project Management gross profit included an increase of $3,922,000 from international operations including increases of $4,129,000 from Brazil, $5,548,000 from the Middle East, primarily Saudi Arabia and Afghanistan and $1,808,000 from Egypt, partially offset by decreases of $3,537,000 from Libya and $3,367,000 from Spain.

The decrease in Construction Claims gross profit was driven by a decrease of $2,380,000 from Australia where some large assignments were completed, partially offset by an increase of $1,923,000 from the United Kingdom.

Selling, General and Administrative (“SG&A”) Expenses

	Nine months ended September 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR
SG&A Expenses	$124,559	40.6%	$128,875	43.0%	$(4,316)	(3.3)%

The decrease in SG&A included net decreases of $6,328,000 offset by an increase of $2,012,000 from Engineering S.A. which was acquired in February 2011.

The significant components of the change in SG&A are as follows:

•	A decrease in unapplied and indirect labor expense of $516,000 including a decrease of $1,757,000 due to cost-cutting initiatives, partially offset by an increase of $1,241,000 at Engineering S.A.;

•

A decrease of $1,462,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years. This was partially offset by an increase of $592,000 for Engineering S.A.;

•	A decrease of $950,000 in administrative travel costs due to cost-cutting initiatives;

•

A decrease of $714,000 in rent expense due to the early termination of a northern New Jersey office lease in early 2011 and a temporary overlapping of rental costs in the United Kingdom during an office relocation during the first quarter of 2011. In addition, office space expenses were lower in Washington, D.C. and Florida in 2012; and

•	A decrease of $737,000 in legal fees including a reduction of $400,000 due to 2011 costs associated with certain international legal and tax consulting work.

Operating Profit (Loss)

	Nine months ended September 30,
	2012		2011		Change
(in thousands)		% of CFR		% of CFR
Project Management before equity in earnings of affiliates	$18,646	8.2%	$11,692	5.4%	$6,954	59.5%
Equity in earnings of affiliates	—	—	187	0.1	(187)	(100.0)

Total Project Management	18,646	8.2	11,879	5.5	6,767	57.0
Construction Claims	6,345	8.0	7,320	8.9	(975)	(13.3)
Corporate	(19,441)		(21,783)		2,342	(10.8)

Total	$5,550	1.8%	$(2,584)	(0.9)%	$8,134	(314.8)%

The increase in Project Management operating profit included $4,954,000 in the Middle East, primarily Saudi Arabia and Afghanistan, $3,038,000 in the United States, $1,586,000 in Egypt and $793,000 in Brazil. These increases were partially offset by a decrease of $3,680,000 in Libya and $1,576,000 in Romania.

The decrease in operating profit for the Construction Claims group was primarily due to a decrease of $2,990,000 in Australia and $1,284,000 in the Middle East, partially offset by an increase of $3,087,000 in the United Kingdom.

Corporate costs decreased primarily due to decreases in indirect labor and travel expenses as a result of cost-cutting initiatives.

Interest Expense and Related Financing Fees, Net

This item increased $8,368,000 to $12,748,000 in the nine-month period ended September 30, 2012 as compared to the nine-month period ended September 30, 2011 primarily due to higher levels of debt outstanding and higher interest rates, including the forbearance agreement fees, default fees, amended Credit Agreement fees and related legal and advisory fees amounting to $6,098,000 for 2012 compared to $250,000 in 2011.

Income Taxes

For the nine-month periods ended September 30, 2012 and 2011, we recognized net tax (benefits) of ($2,621,000) and ($1,776,000), respectively. Income tax (benefits) for the nine-month periods ended September 30, 2011 included tax (benefits) of ($995,000) principally arising from the expiration of the statute of limitations upon the filing of certain income tax returns. The Company recognized the tax benefits as reductions in the reserves for uncertain tax positions. For the nine-month periods ended September 30, 2011, the income tax (benefit) also included income tax expense of $520,000, related to increases in the reserves for uncertain tax positions and income tax (benefits) expense of ($195,000) and $382,000, respectively, resulting from adjustments to agree the prior year’s book amount to the actual amounts per the tax returns.

The effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 36.4% and 25.5%, respectively. Excluding the effect of the reserve adjustment and the provision to return adjustment, the effective income tax expense rate would have been 33.7% and 24.2% for the nine-month periods ended September 30, 2012 and 2011, respectively.

Net Loss

Net loss attributable to Hill International, Inc. for the nine-month period ended September 30, 2012 was ($5,756,000) or ($0.15) per diluted common share based upon 38,446,000 diluted common shares outstanding, as compared to a net loss for the nine-month period ended September 30, 2011 of ($5,439,000) or ($0.14) per diluted common share based upon 38,385,000 diluted common shares outstanding.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations. On October 18, 2012, we entered into a Third Amendment to our Credit Agreement and entered into a Second Lien Term Loan with a new lender. The new loan provided us with gross proceeds of $75,000,000, before fees and other expenses of approximately $3,500,000, which was used to pay down approximately $68,000,000 of the outstanding balance under our Credit Agreement. At October 31, 2012, we have an aggregate availability under our various credit facilities of approximately $32,561,000 and unrestricted cash and cash equivalents of approximately $10,898,000. As a result, we believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year.

Credit Facilities

The Company entered into a Credit Agreement, dated June 30, 2009, (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association (the “Lenders”), and Bank of America, N.A., as Administrative Agent (the “Agent”).

On October 18, 2012, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”), whereby the Parties amended the terms of the Credit Agreement.

Under the terms of the Third Amendment, the parties thereto agreed, among other things, as follows:

•	Maximum amounts outstanding under the Credit Agreement, including amounts under the letter of credit sub-facility, are reduced from $100,000,000 to $65,000,000;

•	The letter of credit sub-facility is increased from $35,000,000 to $45,000,000;

•

The maturity date is extended to March 31, 2015; however, no Letter of Credit (as defined in the Credit Agreement) may be issued with an expiration date after March 31, 2016 without the approval by all Lenders;

•	The interest rates for loans, fees for Letters of Credit and unused facility fees are as follows:

•

Eurodollar Rate (as defined in the Credit Agreement) loans (for Interest Periods of one, two, three or six months, as selected by the Company in accordance with the provisions of the Credit Agreement) will bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate (as referenced in the Credit Agreement), plus an Applicable Rate (as defined in the Credit Agreement) between 2.50% and 7.00% depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement) at the time of the borrowing;

•

Base Rate (as defined in the Credit Agreement) loans will bear interest at fluctuating rates per annum equal to sum of (a) the highest of (i) the Federal Funds Rate (as defined in the Credit Agreement) plus a rate of 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by

Bank of America, N.A. as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate between 1.10% and 5.50% depending on our Consolidated Leverage Ratio at the time of the borrowing;

•

Letter of Credit fees will accrue on each Letter of Credit issued under the Credit Agreement, based on the amount available for draw thereunder, at an Applicable Rate per annum which may vary between 2.50% and 7.00% depending on our Consolidated Leverage Ratio at the time of issuance; and

•	Unused facility commitment fees will accrue at a rate per annum which may vary between 0.25% and 0.50% depending on our Consolidated Leverage Ratio from time to time;

•

From the date of the Third Amendment, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum – such interest will be added to the principal balance and capitalized on March 31, 2014 and thereafter payable in cash or waived in the event that prior to March 31, 2014 the Company has paid in full all Obligations (as defined in the Credit Agreement) under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement;

•	From and after April 1, 2014, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 2.00% per annum;

•

During any fiscal quarter, if the total amount outstanding of certain cash investments made by the Company or any domestic subsidiaries to any foreign subsidiaries as of the last day of the prior fiscal quarter (net of repayments of such investments) exceeds (i) $6,000,000, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum, and (ii) $12,000,000, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by an additional 1.00% per annum; and

•

Subject to the three preceding paragraphs, from the date of the Third Amendment to the date of delivery by the Company of a Compliance Certificate in accordance with the Credit Agreement for the fiscal quarter ended September 30, 2012, the Applicable Rate for Eurodollar Rate loans, Base Rate loans, and Letters of Credit will be 7.00%, 5.50%, and 7.00%, respectively.

The Company is required to comply with the following financial covenants:

•

The consolidated leverage ratio for (i) the period ending December 31, 2012 will not be greater than 7.75 to 1.00; (ii) for the period ending March 31, 2013 will not be greater than 6.25 to 1.00; (iii) for the periods ending June 30, 2013, September 30, 2013 and December 31, 2013 will not be greater than 6.00 to 1.00; (iv) for each quarterly period ending in 2014 will not be greater than 5.75 to 1.00; and (v) for each quarterly period ending in 2015 will not be greater than 5.50 to 1.00;

•

The consolidated fixed charge coverage ratio for (i) the period ending December 31, 2012 will not be less than 0.75 to 1.00; (ii) for the periods ending March 31, 2013 and June 30, 2013 will not be less than 1.00 to 1.00; (iii) for the periods ending September 30, 2013 and December 31, 2013 will not be less than 1.05 to 1.00; (iv) for the period ending March 31, 2014 will not be less than 1.5 to 1.00; (v) for the period ending June 30, 2014 will not be less than 1.25 to 1.00; and (vi) for the period ending September 30, 2014 and each quarterly period thereafter will not be less than 1.35 to 1.00; and

•

The senior leverage ratio for (i) the period ending December 31, 2012 will not be greater than 2.50 to 1.00 and (ii) for the period ending March 31, 2013 and each quarterly period thereafter will not be greater than 2.25 to 1.00.

The Third Amendment also contains other covenants and certain restrictions relating to limitations on the ability of the Company or its subsidiaries to incur additional indebtedness, on the ability of the Company or its subsidiaries to make investments (including restrictions on the ability of the Company and its domestic subsidiaries to make loans to or investments in the Company’s foreign subsidiaries) and acquisitions, on the ability of the Company to accumulate cash, declare or pay cash dividends to its stockholders, and on the ability of the Company’s subsidiaries to declare or pay certain cash dividends.

Simultaneously with its entry into the Third Amendment, the Company entered into a Credit Agreement (the “Term Loan Agreement”) dated as of October 18, 2012 among the Company, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Tennenbaum Opportunities Fund VI, LLC (the “Term Loan Lenders”), and Obsidian Agency Services, Inc. (the “Term Loan Agent”). The Term Loan Lenders made term loans (collectively, the “Term Loan”) to the Company in the aggregate amount of $100,000,000 from which the Company received net proceeds of approximately $71,500,000 on October 18, 2012 (the “Closing Date”). The proceeds of the Term Loan were used for the partial repayment of amounts outstanding under the Credit Agreement, and the payment of fees and expenses incurred in connection with the Term Loan Agreement and the Third Amendment. Obligations (as defined in the Term Loan Agreement) under the Term Loan Agreement are collateralized by a second lien (subject to the first/prior lien of the Agent under the Credit Agreement and to other Permitted Liens (as defined in the Term Loan Agreement)) on substantially all of our assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries. The maturity date of the Term Loan is October 18, 2016.

Among other things, the Term Loan Agreement:

•	Limits the indebtedness which the Company and its subsidiaries may incur (including certain intercompany indebtedness, such as indebtedness from foreign subsidiaries to the Company);

•	Limits the investments, acquisitions and dividends which the Company and its subsidiaries may make (including investments by the Company in its foreign subsidiaries);

•	Limits the amount of cash the Company and its subsidiaries may accumulate;

•	Requires the Company to take certain actions, including providing monthly reporting to the Term Loan Lenders; and

•

Contains representations, warranties, affirmative and negative covenants and events of default which are substantially similar to those contained in the Credit Agreement (except in respect of financial covenants) and the other Loan Documents (as defined in the Credit Agreement).

The Company will pay interest on amounts outstanding from time to time under the Term Loan at a rate per annum equal to 7.50%; provided, however, such rate may be increased to 9.50% per annum if Fixed Price Contracts (as defined under the Term Loan Agreement) or certain accounts receivable of the Company and its subsidiaries exceed certain percentages specified in the Term Loan Agreement.

Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter. The Fee Letter requires the Company to pay to the Lenders an exit fee (the “Exit Fee”) in an amount equal to the Exit Fee Amount (as hereinafter defined), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the “Exit Date”). “Exit Fee Amount” means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return to the Term Loan Lenders with respect to the Term Loan (the “IRR”) on the Exit Date, as reasonably determined by the Term Loan Agent pursuant to the IRR Calculation (as hereinafter defined), being equal to, but no greater than, 20% (the “Target IRR”); provided, that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000. “IRR Calculation” means that the IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

Additionally, the Company is required to make the following mandatory prepayments/payments and/or commitment reductions in respect of the Company’s indebtedness under the Credit Agreement and under the Term Loan Agreement:

•

100% of the net proceeds received by the Company or any of its subsidiaries from certain sales of assets (subject to certain reinvestment rights), certain condemnation awards (subject to certain reinvestment rights) and insurance payments (subject to certain reinvestment rights) and from the issuance or incurrence of certain indebtedness with respect to borrowed monies of the Company (“Specified Proceeds”), and 50% of the net proceeds received by the Company or any of its subsidiaries from the issuance or sale of any equity interests in the Company (subject to certain exceptions), will be applied:

•	first, to satisfy the Minimum Liquidity Requirement (as defined in the Third Amendment), and

•	second, up to 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the remaining net proceeds to prepay the outstanding principal amount of the Term Loan; and

•

100% of the net proceeds received by the Company or any of its subsidiaries from any payment on the Net Libya Receivable (as defined in the Third Amendment) and any payments or distributions from the Company’s majority-owned subsidiary HillStone International LLC will be applied:

•	first, to satisfy the Minimum Liquidity Requirement, and

•	second, 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the other 50% to prepay the outstanding principal amount of the Term Loan.

•	All Excess Cash Flow (as defined in the Third Amendment) will be applied as follows:

•	if the consolidated leverage ratio as of the last day of the relevant fiscal year is 3.25 to 1.00 or greater,

•	first, to satisfy the Minimum Liquidity Requirement, and

•	second, 50% of the remaining Excess Cash Flow to repay the loans under the Credit Agreement and the other 50% to prepay the principal amount of the Term Loan; and

•	if the consolidated leverage ratio as of the last day of the relevant fiscal year is less than 3.25 to 1.00,

•	first, 50% of such Excess Cash Flow will be retained by the Company for working capital,

•	second, the remaining Excess Cash Flow to satisfy the Minimum Liquidity Requirement, and

•	third, 50% of the remaining Excess Cash Flow to repay the loans under the Credit Agreement and the other 50% to prepay the outstanding principal amount of the Term Loan.

•

If an Event of Default (as defined in the Credit Agreement) exists, each prepayment pursuant to the forgoing will not be applied to satisfy the Minimum Liquidity Requirement and will be applied as follows:

•

up to 50% of the remaining net proceeds or Excess Cash Flow, as applicable, first, to repay the loans under the Credit Agreement, and second, to cash collateralize outstanding Letters of Credit (and in the case of Specified Proceeds, but without regard to reinvestment rights otherwise available to the Company and/or its subsidiaries pursuant thereto, together with a concurrent permanent reduction to the commitment under the Credit Agreement equal to the sum of such repayment and cash collateral); and

•	the remaining net proceeds or Excess Cash Flow, as applicable, to prepay the outstanding principal amount of the Term Loan.

At September 30, 2012, total borrowings under the Credit Agreement amounted to $82,500,000 with interest at 6.97%. As of September 30, 2012, we had $13,170,000 in outstanding letters of credit under the Credit Agreement. Total remaining availability at September 30, 2012 was $4,330,000. At October 31, 2012, total availability amounted to $32,561,000.

The Company currently has eight additional credit facilities with international financial institutions as follows:

•

A revolving credit facility with Barclays Bank PLC for up to £500,000 (approximately $808,000 at September 30, 2012) with interest at 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at September 30, 2012 collateralized by cross guarantees of all United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate or subsidiary company. Outstanding borrowings under this facility were £378,000 (approximately $612,000) at September 30, 2012. The loan has an indeterminate term and is subject to annual review by the bank.

•

An unsecured credit facility with Caja Badajos in Spain for up to €1,500,000 (approximately $1,929,000 and $1,944,000 at September 30, 2012 and December 31, 2011, respectively) of which €1,501,000 (approximately $1,930,000) was outstanding at September 30, 2012. The interest rate at September 30, 2012 is the twelve-month EURIBOR rate of 0.7% plus 3.00% (or 3.70%). The interest rate at December 31, 2011 was the three-month EURIBOR rate of 1.94% plus 3.00% (or 4.94%).

•

A revolving credit facility with a consortium of banks (the “Financing Entities”) in Spain providing for total borrowings of up to €5,639,000 (approximately $7,252,000) with interest at 6.50% of which €4,640,000 (approximately $5,965,000) was utilized at September 30, 2012. The total amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $200,000) and €689,000 (approximately $886,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and 50.0% at December 31, 2015. The facility expires on December 17, 2016. To guarantee the obligations of Gerens resulting from the Credit Contracts, Gerens took out a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of an unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participações Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

•

A credit facility with the National Bank of Abu Dhabi for up to AED 11,500,000 (approximately $3,131,000 at September 30, 2012) collateralized by certain overseas receivables. The interest rate on that facility is the three-month Emirates InterBank Offer Rate (“EIBOR”), which at September 30, 2012 was 1.30%, plus 3.00%, (or 4.30%) but no less than 5.50%. At September 30, 2012, there were no outstanding borrowings under this facility. The facility also allows for up to AED 150,000,000 (approximately $40,847,000 at September 30, 2012) in Letters of Guarantee of which AED 138,498,000 (approximately $37,715,000) was utilized September 30, 2012. This facility is renewed on a month to month basis.

•

A revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,286,000 at September 30, 2012), with interest rates at Egnatia’s prime rate of 5.00% plus 0.28% (or 5.28%) at September 30, 2012, collateralized by certain of our assets. There were no borrowings under this facility at September 30, 2012. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,786,000) of which €1,147,000 (approximately $1,475,000) was utilized at September 30, 2012. The loan has an expiration date of April 30, 2013.

•

The Company also maintains three revolving credit facilities with two banks in Brazil for BR1,700,000, BR200,000 and BR1,000,000 (approximately $839,000, $98,000 and $493,000, respectively) with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at September 30, 2012 which are renewed automatically every three months.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the political unrest which commenced in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At September 30, 2012, the accounts receivable related to the work performed under contracts in Libya was approximately $60,000,000.

In connection with the work performed in Libya, our consolidated financial statements for the nine-month periods ended September 30, 2012 and 2011 included the following amounts:

	2012	2011
Consulting fee revenue	$—	$8,206,000
Gross profit	—	4,576,000
Collections received during the year	—	7,748,000

With the advent of the elections in Libya in early July, the forming of a new National Congress in August and appointment of a new prime minister and cabinet in October, we believe that the Libyan government will soon focus on reviving the country’s economy. We have had ongoing discussions with ODAC officials who have indicated that our payments will be forthcoming. These officials are many of the same individuals that we dealt with prior to the political unrest. Based on those discussions and public statements from the new Libyan government, we believe that we will begin to receive payments and new work in the near future. However, there could be a significant adverse impact on our results of operations and liquidity if we do not realize those receipts.

Additional Capital Requirements

Acquisitions

On February 15, 2008, our subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International, S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,144,000 as of September 30, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Gerens Hill’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

In December 2011 and January 2012, we received three letters from minority shareholders expressing written intention to exercise their Gerens Put Options. Upon consummation of the transaction, we will acquire an additional interest of 6.13% of Gerens Hill which will require the payment of approximately €1,758,000 (approximately $2,260,000). Following the acquisition of such interests, we will indirectly own approximately 75.5% of Gerens Hill. We expect to make payment in the fourth quarter of 2012.

On February 28, 2011, our subsidiary, Gerens Hill acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000 on that date). A minimum additional payment was made on April 30, 2012 in the amount of BR 6,624,000 (approximately $3,508,000 on that date). A minimum additional payment is due on April 30, 2013 in the amount of BR 7,400,000 (approximately $3,654,000 at September 30, 2012). Under certain circumstances, we may be required to pay BR 5,000,000 (approximately $2,469,000 at September 30, 2012) in addition to the minimum payments. Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Gerens Hill to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Gerens Hill also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Gerens Hill, the purchase price shall be increased by five percent.

Operations

We experience lags between receipt of fees from our clients and payment of our costs. In order to continue our growth, and in light of the cash obligations described above, we have a Credit Agreement, as amended, that allows for total amounts outstanding (that is, the sum of borrowings plus outstanding letters of credit) amounting to $65,000,000 with a consortium of banks led by Bank of America. At October 31, 2012, availability under the Credit Agreement was $32,561,000.

Average days sales outstanding (“DSO”) at September 30, 2012 was 130 days compared to 116 days at September 30, 2011. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (that is, revenue for the quarter divided by 90 days). The increase in DSO relates to the receivable from ODAC (Libya) and an increase in work in the Middle East.

Excluding the Libya receivable, the DSO would have been 84 days and 75 days at September 30, 2012 and 2011, respectively. The age of our receivables is adversely affected by the timing of payments from our clients in Europe, North Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other regions where the Company provides services.

Sources of Additional Capital

At September 30, 2012, our cash and cash equivalents amounted to approximately $14,794,000 of which $1,712,000 is on deposit in the U.S. and $13,082,000 is on deposit in foreign locations.

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

On July 27, 2011, we filed a Form S-4 with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether such shares will be accepted by potential sellers. Under the terms of our Credit Agreement, as amended, and our Term Loan Agreement, we are precluded from making certain acquisitions without the written consent of the Lenders.

Cash Flow Activity During the Nine Months Ended September 30, 2012

For the nine-month period ended September 30, 2012, our cash and cash equivalents decreased by $3,130,000 to $14,794,000. Cash used in operations was $5,520,000, cash provided by investing activities was $1,473,000 and cash provided by financing activities was $1,207,000. We also experienced a decrease in cash of $290,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $5,520,000 in 2012 compared to cash used of $7,704,000 in 2011. We had a net loss in the first nine months of 2012 amounting to $4,577,000 compared to a net loss of $5,188,000 in the first nine months of 2011. Depreciation and amortization was $9,245,000 in the first nine months of 2012 compared to $11,215,000 in the first nine months of 2011; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We also had deferred tax benefits of $6,557,000 in the first nine months of 2012 compared to $6,208,000 in the first nine months of 2011 primarily from U.S. operating loss carry forwards in those years.

Although we continually monitor our accounts receivable, we manage our operating cash flows by managing the working capital accounts in total, rather than by individual elements. The primary elements of our working capital are accounts receivable, prepaid and other current assets, accounts payable and deferred revenue. Accounts receivable consist of billing to our clients for our consulting fees and other job-related costs. Prepaid expenses and other current assets consist of prepayments for various selling, general and administrative costs, such as insurance, rent, maintenance, etc. Accounts payable consist of obligations to third parties relating primarily to costs incurred for specific engagements, including pass-through costs such as subcontractor costs. Deferred revenue consists of payments received from clients in advance of work performed.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with increases in our receivables and payables relative to the increase in our overall business, as well as our acquisition activity. During 2011, we experienced an increase in the aging of our receivables primarily due to one client in Libya, where we ceased operations and demobilized substantially all of our personnel due to the political unrest that commenced in February 2011. This client, the Libyan Organization for the Development of Administrative Centers (“ODAC”), owes approximately $60,000,000 million. This situation has had a detrimental effect on our operating cash flows over the last two years, and we have had to rely on borrowings under our Credit Agreement to support our operations. However, we have had ongoing discussions with officials of ODAC who have indicated that payment will be forthcoming. Based on those discussions and public statements made by the new Libyan government, we believe that we will begin to receive payments from ODAC in the near future.

Investing Activities

We received $3,149,000 from the sale, at book value, of an investment held by our subsidiary Gerens Hill. We spent $1,806,000 to purchase computers, office equipment and furniture and fixtures.

Financing Activities

We received $5,781,000 in net borrowings under our various credit facilities and $3,697,000 from other notes payable. We made payments on notes payable amounting to $5,790,000. Due to bank decreased $1,197,000 due to the timing of certain payments made to the banks. Three of our subsidiaries paid dividends to their noncontrolling shareholders amounting to $1,378,000. We received proceeds amounting to $94,000 from the exercise of stock options and purchases under our 2008 Employee Stock Purchase Plan.

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

Our backlog was a record $2,373,000,000 at September 30, 2012 compared to $2,360,000,000 at June 30, 2012. At September 30, 2012, backlog attributable to work in Libya amounted to $44,000,000. We estimate that $351,000,000 or 14.8% of the backlog at September 30, 2012 will be recognized during the twelve months subsequent to September 30, 2012.

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. As a majority-owned subsidiary of the Company, HillStone attempts to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within the Corporate segment. However, for purposes of this report, we have shown the backlog attributable to HillStone as a separate line item within the backlog table below. Approximately $1,300,000,000 of our backlog is related to a contract entered into by HillStone to supply building structural systems to TRAC Development Group (“TRAC”) in connection with a major housing development in Iraq and $200,000,000 in related to a contract we entered into to provide project management and construction management services to TRAC in connection with the development. The contracts are expected to commence in 2013 although no assurances can be given that this will be the case. In addition to the contract with TRAC, we are pursuing other opportunities in this field outside of HillStone.

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

	Total Backlog		12-Month Backlog
(In thousands)	$	%	$	%
As of September 30, 2012:
Project Management	$1,033,000	43.5%	$302,000	86.0%
Construction Claims	40,000	1.7%	39,000	11.1%
HillStone International	1,300,000	54.8%	10,000	2.9%

	$2,373,000	100.0%	$351,000	100.0%

As of June 30, 2012
Project Management	$1,021,000	43.3%	$295,000	85.8%
Construction Claims	39,000	1.6%	39,000	11.3%
HillStone International	1,300,000	55.1%	10,000	2.9%

	$2,360,000	100.0%	$344,000	100.0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2011 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2011 Annual Report.

Item 4.	Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2011 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Irvin E. Richter, Chief Executive Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Fanelli III, Chief Financial Officer of Hill International, Inc., pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: November 9, 2012	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2012	By:	/s/ Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)