Form 10-K
period 2012-12-31
Hill International, Inc.
filed 2013-03-18
CIK 1287808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 001-33961

HILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0953973
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

303 Lippincott Centre, Marlton, NJ	08053
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (856) 810-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of shares of common stock held by non-affiliates based upon the closing sale price of the stock on the New York Stock Exchange on June 30, 2012 was approximately $77,663,000. As of March 6, 2013, there were 38,663,782 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the 2013 Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  We may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

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

We are one of the leading firms in the world in both the Project Management and Construction Claims consulting businesses. We are a global company with approximately 3,700 personnel in approximately 100 offices worldwide.

We compete for business based on a variety of factors such as technical capability, global resources, price, reputation and past experience, including client requirements for substantial experience in similar projects and claims work. We have developed significant long-standing relationships, which bring us repeat business and would be very difficult to replicate. We have an excellent reputation for developing and rewarding employees which allows us to attract and retain superior professionals. In addition, we believe there are high barriers to entry for new competitors especially in the project management market.

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

•                  Continue to Pursue Acquisitions.  We operate in a highly fragmented industry with many smaller, regional competitors. Our acquisition strategy allows us to manage risk by diversifying our services, which enables us to compete better by integrating capabilities and obtaining new relationships. We pursue acquisitions primarily for three reasons: to expand into new geographic markets; add to professional resources and gain critical mass in existing markets to compete more effectively; and to enhance our specialization and capability in certain strategic areas. We intend to pursue both U.S. acquisitions to round out our domestic presence and enhance capabilities in specific areas and foreign acquisitions that bring new relationships as well as widen our geographic base to offer our global capabilities.

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

Reporting Segments

We primarily operate through two reporting segments: the Project Management Group and the Construction Claims Group. Our total revenue consists of two components: consulting fee revenue (“CFR”) and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of CFR from our operations in each reporting segment for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue (“CFR”)

	2012		2011		2010
Project Management	$312,232	74.8%	$290,787	72.8%	$286,466	75.0%
Construction Claims	105,366	25.2	108,467	27.2	95,633	25.0
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

Project Management

Our Project Management Group provides fee-based or “agency” construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, estimating and cost management, project labor agreement consulting, commissioning, labor compliance and other services.

Our clients are typically billed a negotiated multiple of the actual direct cost of each consultant assigned to a project and we are reimbursed for our out-of-pocket expenses. We believe our fee-based consulting has significant advantages over traditional general contractors. Specifically, because we do not assume project completion risk, our fee-based model eliminates many of the risks typically associated with providing “at risk” construction services.

We have managed all phases of the construction process on behalf of project owners and developers, from concept through completion. Specific activities that we undertake as part of these services include: planning, scheduling, estimating, budgeting, design review, constructability analyses, value engineering, regulatory compliance, development of project procedures, procurement, project reporting, expediting, inspection, quality assurance/quality control, safety oversight, contract administration, change order processing, claims management, and on-site management of contractors, subcontractors and suppliers.

In its June 11, 2012 issue, Engineering News-Record magazine ranked us as the eighth largest construction management firm and the tenth largest program management firm in the United States.

Construction Claims

Our Construction Claims Group advises clients in order to assist them in preventing or resolving claims and disputes based upon schedule delays, cost overruns and other problems on major construction projects worldwide.

We may be retained as a claims consultant at the onset of a project, during the course of a project or upon the completion of a project. We assist owners or contractors in adversarial situations as well as in situations where an amicable resolution is sought. Specific activities that we undertake as part of these services include claims preparation, analysis and review, litigation support, cost/damages assessment, delay/disruption analysis, adjudication, risk assessment, lender advisory, expert witness testimony and other services.

Clients are typically billed based on an hourly rate for each consultant assigned to the project, and we are reimbursed for our out-of-pocket expenses. Our claims consulting clients include participants on all sides of a construction project, including owners, contractors, subcontractors, architects, engineers, attorneys, lenders and insurance companies.

Global Business

We operate worldwide and currently have approximately 100 offices in nearly 35 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue by Geographic Region:

	2012		2011		2010
U.S./Canada	$117,593	28.2%	$115,378	28.9%	$102,092	26.7%
Latin America	51,820	12.4	48,188	12.1	2,464	0.6
Europe	84,267	20.2	90,049	22.5	97,003	25.4
Middle East	134,037	32.1	108,720	27.2	102,538	26.9
North Africa	13,591	3.3	17,451	4.4	66,179	17.3
Asia/Pacific	16,290	3.8	19,468	4.9	11,823	3.1
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

U.S.	$114,368	27.4%	$112,098	28.1%	$99,885	26.1%
Non-U.S.	303,230	72.6	287,156	71.9	282,214	73.9
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

Growth Organically and Through Acquisitions

Over the years, our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Over the past 15 years, we have completed 20 acquisitions of project management and claims consulting businesses.

We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy. Our acquisition activity over the past three years is detailed below. Our acquisitions have enabled us to accelerate our growth, strengthen our geographic diversity and compete more effectively.

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

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type:

	2012		2011		2010
U.S. federal government	$12,877	3.1%	$11,667	2.9%	$24,731	6.5%
U.S. state, regional and local governments	61,790	14.8	64,734	16.2	55,075	14.4
Foreign governments	96,242	23.0	85,756	21.5	120,226	31.5
Private sector	246,689	59.1	237,097	59.4	182,067	47.6
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

The following table sets forth the percentage of our consulting fee revenue contributed by each of our five largest clients for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012	2011	2010
Largest client	3.6%	3.2%	15.4%
2nd largest client	2.6%	2.3%	3.0%
3rd largest client	2.2%	2.1%	3.0%
4th largest client	2.1%	2.0%	2.4%
5th largest client	2.0%	1.9%	2.4%
Top 5 largest clients	12.5%	11.5%	26.2%

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

Although a significant factor in our business development consists of our standing in our industry, including existing relationships and reputation based on performance on completed projects, our marketing department undertakes a variety of activities in order to expand our exposure to potential new clients. These activities include media relations, advertising, promotions, market sector initiatives and maintaining our website and related web marketing. Media relations include placing articles that feature us and our personnel in trade publications and other media outlets. Our promotions include arranging speaking engagements for our personnel, participation in trade shows and other promotional activities. Market sector initiatives are designed to broaden our exposure to specific sectors of the construction industry, such as, for example, participating in or organizing industry seminars.

For the year ended December 31, 2012, CFR from U.S. and foreign government contracts represented approximately 40.9% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in many of the jurisdictions where we operate. Our businesses of providing project management and construction claims services are not subject to significant regulation by state, federal or foreign governments.

Contracts

The price provisions of our contracts can be grouped into three broad categories: cost-plus, time and materials, and fixed-price.

Cost-plus contracts provide for reimbursement of our costs and overhead plus a predetermined fee. Under some cost-plus contracts, our fee may be based partially on quality, schedule and other performance factors.

We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be at a discount from this schedule. In some cases, primarily for foreign work, a monthly rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and profit. We account for these contracts on a time-and-materials method, recognizing revenue as costs are incurred.

Fixed-price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred.

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

At December 31, 2012, our backlog was approximately $923,000,000 compared to approximately $795,000,000 at December 31, 2011. At December 31, 2012, backlog attributable to future work in Libya amounted to approximately $44,000,000. We estimate that approximately $382,000,000, or 41.4% of the backlog at December 31, 2012, will be recognized during our 2013 fiscal year.

HillStone International, LLC (“HillStone”) is a strategic technologies distribution and construction project development company. A majority-owned subsidiary of the Company, HillStone attempts to develop private and public ventures for the implementation of affordable, durable and environmentally sound housing technologies in regions of the world where housing solutions are a high priority of various governmental and private interests. HillStone has not been shown separately within our financial statements as it does not have any revenues to date. Its costs, which have not been material, have been included within the Corporate segment. We previously included $1,300,000,000 in our backlog related to a contract entered into by HillStone to supply building structural systems to TRAC Development Group Ltd. (“TRAC”) in connection with a major housing development in Iraq and $200,000,000 related to a contract we entered into to provide project management and construction management services to TRAC in connection with the development.  The contracts were executed in June 2011. However, to date the Iraq housing development has not moved forward. As a result, we have removed the $1,500,000,000 related to the TRAC contracts from our backlog as of December 31, 2012. In addition, given the very large amount of this backlog relative to the backlog of our Project Management segment, we have revised our historical backlog information to remove all references to this backlog.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of December 31, 2012:
Project Management	$884,000	95.8%	343,000	89.8%
Construction Claims	39,000	4.2	39,000	10.2
Total	$923,000	100.0%	$382,000	100.0%

As of September 30, 2012:
Project Management	$833,000	95.4%	$302,000	88.6%
Construction Claims	40,000	4.6	39,000	11.4
Total	$873,000	100.0%	$341,000	100.0%

As of December 31, 2011:
Project Management	$753,000	94.7%	$280,000	87.0%
Construction Claims	42,000	5.3	42,000	13.0
Total	$795,000	100.0%	$322,000	100.0%

Competition

The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other “pure” construction management companies, other claims consulting firms, the “Big Four” and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2012, some of our largest project management competitors included: AECOM Technology Corp.; ARCADIS N.V.; Jacobs Engineering Group, Inc.; Parsons Brinckerhoff, Inc.; Parsons Corp.; Turner Construction Co.; and URS Corp. Some of our largest claims consulting competitors last year included: Exponent, Inc.; Navigant Consulting, Inc. and Systech Group, Ltd.

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

Management

We are led by an experienced management team with significant experience in the construction industry. Additional information about our executive officers follows.

Executive Officers

Name	Age	Position
Irvin E. Richter	68	Chairman and Chief Executive Officer
David L. Richter	46	President and Chief Operating Officer, Director
Thomas J. Spearing III	46	President, Project Management Group (Americas)
Raouf S. Ghali	51	President, Project Management Group (International)
Frederic Z. Samelian	65	President, Construction Claims Group
John Fanelli III	58	Senior Vice President and Chief Financial Officer
Ronald F. Emma	61	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	46	Senior Vice President and General Counsel
Catherine H. Emma	53	Senior Vice President and Chief Administrative Officer
Shawn L. Pressley	34	Senior Vice President and Chief Information Officer

IRVIN E. RICHTER has been Chairman of our Board of Directors since 1985 and he has been Chief Executive Officer and a member of our Board of Directors since he founded the company in 1976. Mr. Richter is a Fellow of the Construction Management Association of America (“CMAA”). He is a member of the World Presidents’ Organization. He is the author of several books including Handbook of Construction Law & Claims and International Construction Claims: Avoiding and Resolving Disputes.  He serves or has served on a number of Boards of Directors, including Rutgers University, Temple University Hospital, CMAA, incNETWORKS, Inc., Energy Storage & Power and Proton Therapy, Inc. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden, and he has been named a Distinguished Alumnus at both schools.

DAVID L. RICHTER has been our President and Chief Operating Officer since March 2004, and he has been a member of our Board of Directors since 1998. Prior to his current position, he was President of our Project Management Group from 2001 to 2004. Before that, Mr. Richter was Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a Fellow of the CMAA. He is a member of the Young Presidents’ Organization, the Construction Industry Round Table, and the American Society of Civil Engineers.  Mr. Richter is a member of the Board of Trustees of the Southern New Jersey Development Council and served on the Board of Directors of the CMAA from 2001 to 2007. He earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania. Mr. Richter is a son of Irvin E. Richter.

THOMAS J. SPEARING III has been President of our Project Management Group (Americas) since April 2009. He was Senior Vice President and Chief Strategy Officer, from September 2007 to March 2009. Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., most recently as Principal-in-Charge of its western region. Before that, Mr. Spearing was a Vice President of business development with Hill. Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College. He is an active member of the American Public Transportation Association, the Women’s Transportation Seminar, the New Jersey Business &

Industry Association, Trustee and Transportation Co-Chair of the Southern New Jersey Development Council, and founding Co-Chair of the PenTrans Board of Directors, among others.

RAOUF S. GHALI has been President of our Project Management Group (International) since January 2005. He was Senior Vice President in charge of project management operations in Europe and the Middle East from June 2001 to December 2004. Mr. Ghali was a Vice President with us from 1993 to 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993. Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne.

FREDERIC Z. SAMELIAN has been President of our Construction Claims Group since January 2005. He was a Senior Vice President with us from March 2003 until December 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from 2002 to 2003 and from 2000 to 2001, an Executive Director with Greyhawk North America, Inc., a construction management and consulting firm, from 2001 to 2002, and a Director with PricewaterhouseCoopers LLP from 1998 to 2000. Before that, he had worked with Hill from 1983 to August 1998. He served as Hill’s President and Chief Operating Officer from 1996 to 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University at Edwardsville. He is a Project Management Professional certified by the Project Management Institute and he is a licensed General Building Contractor in California and Nevada. Mr. Samelian is also a member of the Chartered Institute of Arbitrators.

JOHN FANELLI III has been our Senior Vice President and Chief Financial Officer since September 2006. Before that, Mr. Fanelli was Vice President and Chief Accounting Officer of CDI Corp. from June 2005 until June 2006, and he was Vice President and Corporate Controller of CDI Corporation (a subsidiary of CDI Corp.) from October 2003 until June 2006. CDI Corp. is a New York Stock Exchange-traded professional services and outsourcing firm based in Philadelphia with expertise in engineering, technical services and information technology. During 2003, Mr. Fanelli was a financial consultant to Berwind Corporation, an investment management company based in Philadelphia which owns a diversified portfolio of manufacturing and service businesses and real estate. Before that, Mr. Fanelli was employed for 18 years by Hunt Corporation, then a New York Stock Exchange-traded manufacturer and marketer of office products. At Hunt, he served as Vice President and Chief Accounting Officer from 1995 until 2003, and before that as Director of Budgeting, Financial Analysis and Control, from 1985 to 1995. Before that, Mr. Fanelli was employed with Coopers & Lybrand for eight years in various accounting and auditing positions. Mr. Fanelli earned his B.S. in accounting from LaSalle University, and he is a Certified Public Accountant in Pennsylvania.

RONALD F. EMMA has been our Senior Vice President and Chief Accounting Officer since January 2007. Mr. Emma had been Senior Vice President of Finance from August 1999 to January 2007. Before that, he was Vice President of Finance.  Mr. Emma has been with Hill since 1980. Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells. Mr. Emma has a B.S. in accounting from St. Joseph’s University and is a Certified Public Accountant in New Jersey.

WILLIAM H. DENGLER, JR. has been our Senior Vice President and General Counsel since March 2007. Mr. Dengler was previously Vice President and General Counsel from January 2002 to March 2007, and Corporate Counsel from 2001 to 2002. Mr. Dengler also serves as corporate secretary to Hill and its subsidiaries. Prior to joining Hill, Mr. Dengler served as Assistant Counsel to former New Jersey Governors Donald DiFrancesco and Christine Todd Whitman from 1999 to 2001. Mr. Dengler earned his B.A. in political science from Western Maryland College and his J.D. from Rutgers University School of Law at Camden. He is licensed to practice law in New Jersey, as well as before the U.S. Court of Appeals for the Third Circuit and the U.S. Supreme Court.

CATHERINE H. EMMA has been our Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from August 2005 to January 2007. Before that, she served as Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and has held professional memberships with Tri-State Human Resources, the Society for Human Resource Management and the BNA Human Resources Personnel Policies Forum. Ms. Emma is the wife of Ronald F. Emma.

SHAWN L. PRESSLEY has been our Senior Vice President and Chief Information Officer since May 2012. Mr. Pressley had been Vice President of Information Technology from March 2009 to May 2012.  Before that, he served as Hill’s Director of Project Management Systems and Development. Mr. Pressley has been with Hill since 2001. Mr. Pressley earned his B.S. in civil engineering and his M.E. in civil engineering and engineering management from Widener University and his M.B.A. in management from LaSalle University. He is a certified Planning and Scheduling Professional.

Employees

At March 6, 2013, we had 3,663 personnel. Of these individuals 3,027 worked in our Project Management Group, 536 worked in our Construction Claims Group and 100 worked in our Corporate Group. Our personnel at March 6, 2013 included 2,992 full-time employees, 216 part-time employees and 455 independent contractors. Our future success will depend significantly on our ability to attract, retain and motivate highly qualified personnel. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site www.sec.gov that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website or by responding to requests addressed to our Legal Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as practicable after such material is filed with or furnished to the SEC. Our primary website is www.hillintl.com. We post the charters for our audit, compensation and governance and nominating committees, corporate governance principles and code of ethics on our website. The information contained on our website, or on other websites linked to our website, is not part of this document.

Item 1A. Risk Factors.

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

Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel, and may affect timing and collectibility of our accounts receivable. Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East and North Africa, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, consolidated results of operations and consolidated financial position.

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

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

We currently have existing contracts in Libya. Due to the political unrest in Libya that commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, our work will resume in Libya, where we reopened our office in November 2011. At December 31, 2012, accounts receivable relating to the work performed prior to March 2011 under contracts in Libya was approximately $60 million. Although there has been positive economic and political progress made in Libya, we are unable to determine the effect this will have on the collectability of the aforementioned accounts receivable. If we are unable to collect these accounts receivable, there could be a significant adverse impact on our consolidated results of operations and consolidated financial condition.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and related European restructuring efforts may cause the value of European currencies, including the Euro and British pound sterling, to deteriorate, thus reducing the purchasing power of European clients and reducing the translated amounts of U.S. dollar revenues.  For the year ended December 31, 2012, 18.8% of our total revenue was attributable to European clients. In addition, continuation or worsening of general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We cannot be certain that we will be able to raise capital or obtain debt financing to meet required capital needs.

We are currently party to a revolving credit agreement to assist in funding working capital needs. This agreement provides for a maximum total outstanding debt (that is, borrowings plus letters of credit) amounting to $65,000,000.  The Company is required to comply with certain financial covenants with respect to leverage ratios and a fixed charge ratio as well as other covenants. If our operating results and financial liquidity are not as positive as we expect, that could cause us to be in violation of these covenants.

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

Our international operations contributed 72.6%, 71.9% and 73.9% of our consulting fee revenue for the years ended December 31, 2012, 2011 and 2010, respectively. There are risks inherent in doing business internationally, including:

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

We operate in many different jurisdictions and we could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act or similar worldwide and local anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide and local anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from improper or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition. All of our recently acquired businesses are subject to our internal policies.  However, because our internal policies are more restrictive than some local laws or customs where we operate, we may be at an increased risk for violations while we train our new employees to comply with our internal policies and procedures.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have had and expect to have significant projects in the Middle East and North Africa, including in Afghanistan, Iraq, Libya, Egypt, Saudi Arabia, Qatar and Oman. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees. Our inability to attract and retain qualified employees to work in these counties could have a material adverse effect on our operations.

Our business is sensitive to oil and gas prices, and fluctuations in oil and gas prices may negatively affect our business.

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In 2012, approximately 35.4% of our consulting fee revenue was derived from our operations in oil and gas producing countries in the Middle East and North Africa.  A significant drop in oil or gas prices could lead to a slowdown in construction in these regions, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments. During the years ended December 31, 2012, 2011 and 2010, approximately 40.9%, 40.6% and 52.4%, respectively, of our consulting fee revenue were derived from such contracts.

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

We depend on government contracts for a significant portion of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

In 2012, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 3.1% and 14.8%, respectively, of our total consulting fee revenue, and foreign government contracts contributed approximately 23.0% of our total consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

Our business is subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject us to fines, penalties, suspension or debarment.

Our contracts and operations are subject to various laws and regulations. Prime contracts with various agencies of the U.S. federal government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including the Federal Acquisition Regulations and the False Claims Act.  We could be subject to fines, penalties or debarment, or suspended from receiving additional contracts with all U.S. government agencies if any one agency finds that we are not in compliance with the appropriate regulations.  Although a small percentage of our business is from U.S. federal government contracts, suspension or debarment from business with the U.S. federal government could impact other public-sector clients and have a material adverse effect on our financial results.

Our international business subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to economic sanctions and other trade controls, technology transfer restrictions, repatriation of earnings, exchange controls, the FCPA and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect our ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts, which could have other repercussions and thus could have a material adverse effect on our financial results.

We depend on contracts that may be terminated by our clients on short notice, which may adversely impact our ability to recognize all of our potential revenue and profit from the project.

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

At December 31, 2012, our backlog of uncompleted projects under contract or awarded was approximately $923 million. The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

We are dependent upon the efforts and service of our executive officers, particularly Irvin E. Richter, Chairman and Chief Executive Officer; David L. Richter, President and Chief Operating Officer; Thomas J. Spearing III, President, Project Management Group (Americas); Raouf S. Ghali, President, Project Management Group (International) and Frederic Z. Samelian, President, Construction Claims Group; because of their knowledge, experience, skills and relationships with major clients and other members of our management team. Irvin E. Richter has served as our only Chief Executive Officer since he founded the Company in 1976. The loss of the services of our key executive officers, and particularly one or more of these individuals, for any reason, could have an adverse effect on our operations.

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

Over the past 15 years, we have acquired 20 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us. Some of the financial, business and operational risks associated with acquisitions include:

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

•                  Changes in accounting principles;

•                  Terrorist acts and other events affecting political, economic or civil conditions in one or more foreign countries in which we operate; and

•                  General economic and market conditions, including factors unrelated to our performance.

Future sales of our common and preferred stock may depress the price of our common stock.

As of March 6, 2013, there were 38,663,782 shares of our common stock outstanding. An additional 4,644,376 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock upon terms that are determined by our Board of Directors and additional options to purchase 3,304,624 shares of our common stock without stockholder approval. In addition, in 2011, we registered for the potential issuance of 20,000,000 shares and 8,000,000 shares with the SEC. These shares may be used for working capital and general corporate purposes, or used in future acquisitions, respectively, subject to the restrictions of our Credit Agreement. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

•                  Only our Board of Directors, our Chairman of the Board, our Chief Executive Officer or the holders of a majority in amount of our capital stock issued and outstanding and entitled to vote may call a special meeting of stockholders; this means that minority stockholders cannot force stockholder consideration of a proposal, including a proposal to replace our Board of Directors, by calling a special meeting of stockholders prior to such time authorized by our Board of Directors, our Chairman of the Board, our Chief Executive Officer or the holders of a majority in amount of our capital stock issued and outstanding and entitled to vote;

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

As of December 31, 2012, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 38% of our common stock.  This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

Item 1B.                          Unresolved Staff Comments.

None.

Item 2.                                   Properties.

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

Following are our principal worldwide office locations and the geographic regions in which we reflect their operations:

U.S./Canada		Middle East
Atlanta, GA	Toronto, Canada	Abu Dhabi, UAE
Austin, TX	Vancouver, Canada	Aqaba, Jordan
Bensalem, PA	Washington, DC	Doha, Qatar
Broadview Heights, OH		Dubai, UAE
Columbus, OH	Europe	Jeddah, Saudi Arabia
Dallas, TX	Ankara, Turkey	Kabul, Afghanistan
Danbury, CT	Athens, Greece	Makkah, Saudi Arabia
Fresno, CA	Baku, Azerbaijan	Manama, Bahrain
Granite Bay, CA	Barcelona, Spain	Muscat, Oman
Houston, TX	Belgrade, Serbia	Riyadh, Saudi Arabia
Irvine, CA	Birmingham, UK	Sharq, Kuwait
Jacksonville, FL	Bristol, UK
Las Vegas, NV	Bucharest, Romania	North Africa
Lemont Furnace, PA	Daresbury, UK	Cairo, Egypt
Los Angeles, CA	Dusseldorf, Germany	Casablanca, Morocco
Marlton, NJ	Edinburgh, Scotland	Tripoli, Libya
Miami, FL	Glasgow, Scotland
Montgomeryville, PA	Istanbul, Turkey	Asia/Pacific
New Orleans, LA	Leeds, UK	Beijing, China
New York, NY	London, UK	Brisbane, Australia
Ontario, CA	Madrid, Spain	Danang City, Vietnam
Orlando, FL	Munich, Germany	Hong Kong, China
Palm Beach Gardens, FL	Pristina, Kosovo	Kochi, India
Perrysburg, OH	Riga, Latvia	Kuala Lumpur, Malaysia
Philadelphia, PA	Teesside, UK	Perth, Australia
Phoenix, AZ	Warsaw, Poland	Shanghai, China
Pittsburgh, PA	Winchester, UK	Singapore
Portland, OR		Sydney, Australia
San Diego, CA	Latin America
San Francisco, CA	Mexico City, Mexico
Seattle, WA	Rio de Janeiro, Brazil
Spokane, WA	Santiago, Chile
Tampa, FL	Sao Paulo, Brazil
Trinidad and Tobago

Item 3.                                   Legal Proceedings.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIL.” The following table includes the range of high and low trading prices for our common stock as reported on the NYSE for the periods presented.

	Price Range
	High	Low
2012
Fourth Quarter	$4.48	$2.80
Third Quarter	4.44	2.96
Second Quarter	4.00	2.74
First Quarter	6.69	3.93

2011
Fourth Quarter	$5.99	$4.30
Third Quarter	6.41	3.92
Second Quarter	7.38	3.75
First Quarter	6.96	4.70

Stockholders

As of March 6, 2013, there were 105 holders of record of our common stock.  However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As a result, we believe there are approximately 3,000 beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. Our Credit Agreement currently precludes the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

None.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2007 to December 31, 2012 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company is a component stock) and a peer group which consists of the following ten companies:  AECOM Technology Corp. (ACM), Michael Baker Corp. (BKR), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), Navigant Consulting, Inc. (NCI), Tutor Perini Corp. (TPC), Tetra Tech, Inc. (TTEK), and URS Corp. (URS).

	2007	2008	2009	2010	2011	2012
Hill International, Inc.	$100.00	$49.68	$44.04	$45.66	$36.27	$25.82
Russell 2000 Index	100.00	66.20	84.20	106.81	102.33	119.05
Peer Group	100.00	66.91	63.50	75.56	61.33	69.78

Item 6. Selected Financial Data.

The following is selected financial data from the Company’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with the Company’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The data presented below is in thousands, except for (loss) earnings per share data.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Data:
Consulting fee revenue	$417,598	$399,254	$382,099	$364,010	$333,882
Reimbursable expenses	63,183	102,202	69,659	57,772	46,600
Total revenue	480,781	501,456	451,758	421,782	380,482

Cost of services	239,572	227,991	213,349	209,052	183,485
Reimbursable expenses	63,183	102,202	69,659	57,772	46,600
Total direct expenses	302,755	330,193	283,008	266,824	230,085

Gross profit	178,026	171,263	168,750	154,958	150,397
Selling, general and administrative expenses	172,779	175,312	151,634	136,683	131,857
Equity in earnings of affiliates	—	(190)	(1,503)	(8,222)	(3,658)

Operating profit (loss)	5,247	(3,859)	18,619	26,497	22,198
Interest and related financing fees, net	18,150	7,262	3,144	1,737	(134)

(Loss) earnings before income taxes	(12,903)	(11,121)	15,475	24,760	22,332
Income tax expense (benefit)	13,442	(6,186)	481	4,577	3,654

Net (loss) earnings	(26,345)	(4,935)	14,994	20,183	18,678
Less: net earnings - noncontrolling interests	1,872	1,082	778	713	1,027

Net (loss) earnings attributable to Hill International, Inc.	$(28,217)	$(6,017)	$14,216	$19,470	$17,651

Basic (loss) earnings per common share - Hill International, Inc.	$(0.73)	$(0.16)	$0.36	$0.49	$0.43

Basic weighted average common shares outstanding	38,500	38,414	39,258	39,659	40,809

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.73)	$(0.16)	$0.36	$0.49	$0.43

Diluted weighted average common shares outstanding	38,500	38,414	39,824	40,124	41,148

	As of December 31,
	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Cash and cash equivalents	$16,716	$17,924	$39,406	$30,923	$20,430
Accounts receivable, net	211,176	197,906	180,856	130,900	118,124
Current assets	257,270	231,833	237,466	183,602	161,492
Total assets	421,673	407,512	370,851	291,539	254,041
Current liabilities	150,135	108,800	104,465	82,657	80,563
Total debt	109,456	94,759	74,959	28,244	18,887
Stockholders’ equity:
Hill International, Inc. share of equity	$127,546	$154,136	$161,091	$155,635	$135,506
Noncontrolling interests	13,557	18,258	7,005	4,005	3,510

Total equity	$141,103	$172,394	$168,096	$159,640	$139,016

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our revenue consists of two components: consulting fee revenue (“CFR”) and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these pass-through revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue.

CFR increased $18,344,000, or 4.6%, to $417,598,000 in 2012. CFR for the Project Management segment increased $21,445,000 principally due to increased work in the Middle East, primarily Saudi Arabia, partially offset by a decrease in Libya. CFR for the Construction Claims segment decreased $3,101,000 due primarily to a decrease in work in Australia.

Cost of services increased $11,581,000, or 5.1%, to $239,572,000 in 2012 as a result of an increase in employees and other direct expenses related to the additional work in the Middle East.

Gross profit increased $6,763,000, or 3.9%, to $178,026,000 in 2012 due to the increases in CFR. Gross profit as a percent of CFR remained relatively constant at 42.6% in 2012.

Selling, general and administrative expenses decreased $2,533,000, or 1.4%, principally due to our cost-cutting initiatives as well as a decrease in amortization expense, offset by the establishment of a $4,000,000 reserve for potential employment taxes for certain foreign subsidiaries.

Operating profit was $5,247,000 in 2012 compared to an operating loss of ($3,859,000) in 2011.

Income tax expense was $13,442,000 for 2012 compared to an income tax benefit of $6,186,000 for 2011. The change is primarily the result of an increase of $17,707,000 in the reserve against the Company’s U.S. deferred tax asset.

Net loss attributable to Hill was ($28,217,000) in 2012 compared to a net loss of ($6,017,000) in 2011. Diluted loss per common share was ($0.73) in 2012 based upon 38,500,000 diluted common shares outstanding compared to ($0.16) in 2011 based upon 38,414,000 diluted common shares outstanding.

We currently have open contracts in Libya. Due to the political unrest which commenced there in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. Although we reopened our office there in November 2011, we are unable to predict when, or if, the work will resume. At December 31, 2012, the accounts receivable related to the work performed under contracts in the region was approximately $60,000,000. We are unable to determine the effect the political and economic uncertainty will have on the collectibility of the accounts receivable. We believe that the amounts due will be collected, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and liquidity.

Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. Among other things, our optimism stems from the growth of our backlog at December 31, 2012. Our total backlog is a record $923,000,000, an increase of $50,000,000 from September 30, 2012 and $128,000,000 from December 31, 2011. Our 12-month backlog is also a record $382,000,000, an increase of $41,000,000 from September 30, 2012 and $60,000,000 from December 31, 2011. These increases are primarily related to new work in Oman, Qatar and Saudi Arabia.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net (loss) earnings attributable to Hill	$(28,217)	$(6,017)	$14,216
Interest	18,150	7,262	3,144
Income taxes	13,442	(6,186)	481
Depreciation and amortization	12,430	15,640	10,001

EBITDA	$15,805	$10,699	$27,842

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2012 and 2011, the allowance for doubtful accounts was $10,268,000 and $9,181,000, respectively.

Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment in our third fiscal quarter or more frequently if events or circumstances indicate that there may be an impairment. We have determined that we have two reporting units, the Project Management unit and the Construction Claims unit. We made that determination based on the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base in each of these units. To determine the fair value of our reporting units, we use the market approach and the income approach, weighting the results of each approach.

Under the market approach, we determine fair value using the public company method and the quoted price method. For our determination with respect to the current year, we utilized a control premium of 30% to arrive at the preliminary fair value for each reporting unit, and we applied a weighting of 20% to the preliminary fair value determined by using the public company method.  The quoted price method is based upon the market value of the transactions of minority interests in the publicly-traded shares of the Company. For our determination with respect to the current year, we utilized a control premium of 30% to arrive at the preliminary fair value for each reporting unit , and we applied a weighting of 50% to the preliminary fair value determined using the quoted price method.

Our calculation under the income approach utilizes our internal forecasts. In the income approach (that is, the discounted cash flow method), the projected cash flows reflect the cash flows subsequent to the sale of the reporting unit pursuant to the guidance in ASC 350 and ASC 820.  Consistent with applicable literature, we include in projected cash flows any expected improvements in cash flows or other changes that, in our view, a market participant would consider and be willing to pay for (but we exclude any buyer- or entity-specific synergies).   The projections are developed by us and are based upon cash flows that maximize reporting unit value by taking into account improvements that controlling-interest holders can make, but minority interest holders cannot make.  These improvements include:  increasing revenues, reducing operating costs, or reducing non-operating costs such as taxes. The owners of the enterprise may also increase enterprise value by reducing risk; for example, by diversifying the business, improving access to capital, increasing the certainty of cash flows, or optimizing the capital structure.

For our determination using the income approach with respect to July 1, 2012, we considered the factors listed above when developing the cash flows to support the income approach, but did not consider these factors when determining the value of a minority interest holder.  We made this distinction recognizing that the owner of a minority interest in a company is unlikely to be able to influence the operating and financial policies of that company. Recognizing that due to elements of control incorporated into our reporting units’ forecasts, we applied no control premium to our conclusion of value indicated by the discounted cash flows. In determining fair value, we applied a weighting of 30% to the preliminary fair value determined using the income approach.

With regard to weighting the conclusions rendered by the approaches utilized, we believe that the quoted price method provides the most reliable indication of value (that is, a Level 1 input); therefore, we placed the greatest emphasis upon this method assigning a 50% weighting. We also determined that the value using the discounted cash flow method (to which we assigned a 30% weighting) provided a more reliable indication of value than the public company method (to which we assigned a 20% weighting) with the relative levels of reliability contributing to the weighting accorded to each approach.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for each reporting unit, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2012, the fair values of the Project Management unit and the Construction Claims unit substantially exceeded their carrying values. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill’s reporting units, which could result in future impairment charges.

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

Income Taxes

We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. We evaluate the deferred tax assets to determine on the basis of objective factors whether the net assets will be realized through future years’ taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

At December 31, 2012, we evaluated the deferred tax asset related to our U.S. net operating losses.  Due to three consecutive years of U.S.-based net operating losses, we determined that it was more likely than not that we would not be able to utilize the majority of our deferred tax assets with the exception of certain foreign deferred tax assets. As a consequence, we established a valuation allowance against our entire U.S.-based deferred tax asset.

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

Stock Options

We recognize compensation expense for all stock-based awards. These awards have included stock options and restricted stock grants. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option pricing model to estimate the fair value of options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility, expected life and stock option exercise behavior.

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

Results of Operations

Year Ended December 31, 2012 Compared to

Year Ended December 31, 2011

Consulting Fee Revenue (“CFR”)

	2012		2011		Change
	(dollars in thousands)
Project Management	$312,232	74.8%	$290,787	72.8%	$21,445	7.4%
Construction Claims	105,366	25.2	108,467	27.2	(3,101)	(2.9)

Total	$417,598	100.0%	$399,254	100.0%	$18,344	4.6%

The increase in Hill’s CFR for 2012 over 2011 was comprised of an organic increase of 2.7% primarily due to increased work in the Middle East and an increase of 1.9% from the acquisition of Engineering S.A. in Brazil.

During 2012, Hill’s Project Management CFR included an organic increase of 4.7% primarily from the Middle East plus an increase of 2.7% due to the acquisition of Engineering S.A. The increase in Project Management CFR consisted of a $19,677,000 increase in foreign projects and an increase of $1,768,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $16,815,000 in Saudi Arabia, $4,638,000 in Egypt and $4,339,000 in Afghanistan. These increases were partially offset by decreases of $8,208,000 in Libya where work was suspended in February 2011 due to political unrest and $4,327,000 in Spain. The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic and Western regions.

The decrease in Hill’s Construction Claims CFR was all organic and primarily resulted from decreases in Australia, Europe and the Middle East where several large assignments were completed, partially offset by increases in the United Kingdom and the United States.

Reimbursable Expenses

	2012		2011		Change
	(dollars in thousands)
Project Management	$60,049	95.0%	$98,928	96.8%	$(38,879)	(39.3)%
Construction Claims	3,134	5.0	3,274	3.2	(140)	(4.3)

Total	$63,183	100.0%	$102,202	100.0%	$(39,019)	(38.2)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was due primarily to decreased use of subcontractors of $41,260,000 primarily in our Northeast region.

Cost of Services

	2012			2011			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$192,592	80.4%	61.7%	$178,336	78.2%	61.3%	$14,256	8.0%
Construction Claims	46,980	19.6	44.6	49,655	21.8	45.8	(2,675)	(5.4)

Total	$239,572	100.0%	57.4%	$227,991	100.0%	57.1%	$11,581	5.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in Saudi Arabia, Afghanistan, Egypt and our U.S. Mid-Atlantic and Western regions in support of the increased revenue in those areas and due to the acquisition of Engineering S.A., partially offset by decreases in Libya and Spain.

The decrease in the cost of services for Construction Claims was due primarily to decreases in direct cost in Australia, the Middle East and Europe, partially offset by increases in the United Kingdom and the United States.

Gross Profit

	2012			2011			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$119,640	67.2%	38.3%	$112,451	65.7%	38.7%	$7,189	6.4%
Construction Claims	58,386	32.8	55.4	58,812	34.3	54.2	(426)	(0.7)
Total	$178,026	100.0%	42.6%	$171,263	100.0%	42.9%	$6,763	3.9%

The increase in Project Management gross profit included an increase of $5,971,000 from international operations including increases of $8,885,000 from the Middle East, primarily Saudi Arabia and Afghanistan, $3,197,000 from Brazil and $2,926,000 from Egypt, partially offset by decreases of $4,636,000 from Libya and $3,061,000 from Spain.

The decrease in Construction Claims gross profit was driven by a decrease of $2,412,000 from Australia where some large assignments were completed, partially offset by an increase in $1,801,000 from the United Kingdom.

Selling, General and Administrative (“SG&A”) Expenses

	2012		2011		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$172,779	41.4%	$175,312	43.9%	$(2,533)	(1.4)%

The decrease in SG&A included decreases of $7,523,000, partially offset by an increase of $4,990,000 from Engineering S.A. which was acquired in February 2011.

The significant components of the change in SG&A are as follows:

•                  An increase of $4,000,000 for a reserve for potential employment tax liabilities for certain foreign subsidiaries;

•                  A decrease in unapplied and indirect labor expense of $140,000 including a decrease of $1,275,000 due to cost-cutting initiatives, partially offset by an increase of $1,135,000 at Engineering S.A.;

•                  A decrease of $2,556,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years;

•                  A decrease of $1,384,000 in administrative travel due to cost-cutting initiatives, $454,000 of which was attributable to Engineering S.A.;

•                  A credit of $1,000,000 to indirect expenses for the reversal of an unachieved earnout liability which was recorded as part of the acquisition of TRS Consultants in December 2009;

•                  A decrease of $792,000 in rent expense due to the early termination of a northern New Jersey office lease in early 2011, a temporary overlapping of rental cost in the United Kingdom during an office relocation during the first quarter of 2011 and to lower office space expenses in 2012 due to renegotiation of various leases during 2012; and

•                  A decrease in legal fees of $767,000.

Operating Profit (Loss):

	2012		2011		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR

Project Management before equity in earnings of affiliates	$23,273	7.5%	$17,673	6.0%	$5,600	31.7%
Equity in earnings of affiliates	—	—	190	0.1	(190)	(100.0)
Total Project Management	23,273	7.5	17,863	6.1	5,410	30.3
Construction Claims	8,071	7.7	9,488	8.7	(1,417)	(14.9)
Corporate	(26,097)		(31,210)		5,113	(16.4)

Total	$5,247	1.3%	$(3,859)	(1.0)%	$9,106	N.M. %

The increase in Project Management operating profit primarily included an increase of $7,381,000 in the Middle East, primarily Saudi Arabia and Afghanistan, $5,204,000 in the United States and $1,875,000 in Egypt. The increases were partially offset by a decrease in operating profit of $4,869,000 in Libya and $2,956,000 in Romania.

The decrease in Construction Claims operating profit was primarily due to a decrease of $3,626,000 in Australia and $1,417,000 in the Middle East, partially offset by an increase of $2,735,000 in the United Kingdom.

Corporate expenses decreased $5,113,000 primarily due to decreases of $1,675,000 in indirect labor and travel expenses as a result of cost-cutting initiatives, a reserve of $1,600,000 in 2011 related to a Saudi Arabian joint venture and a decrease of $1,004,000 in legal fees.

Interest and related financing fees, net

Interest and related financing fees, net increased $10,888,000 to $18,150,000 in 2012 as compared with $7,262,000 in 2011, primarily due to higher levels of debt outstanding and higher interest rates, including forbearance agreement fees, default fees, amended Credit Agreement fees, refinancing fees and related legal and advisory fees amounting to $10,775,000 for 2012 compared to $1,076,000 in 2011.

Income Taxes

In 2012, the income tax expense was $13,442,000 compared to an income tax benefit of ($6,186,000) in 2011. The effective income tax expense rates for 2012 and 2011 were (104.2%) and 55.6%, respectively. The decrease in the Company’s effective tax rate during the year was primarily a result of recording a valuation allowance on the net U.S. deferred tax asset of $17,700,000.

The valuation allowance primarily relates to the U.S. federal and state net operating losses of $38,400,000 and $41,600,000, respectively. The losses were generated in fiscal years 2010 through 2012. The primary reason for recording the valuation allowance was due to the inability of the Company’s majority owned subsidiary, HillStone International, LLC to finalize the contracts that were projected to commence in 2012. In 2011 the Company recognized an income tax benefit of $6,932,000 related to net operating losses from U.S. operations.

In addition, several items materially affected the Company’s effective tax rate during 2012. The Company realized a benefit from the reversal of prior year’s uncertain tax position amounting to $350,000 due to the expiration of the statute of limitations upon filing of certain income tax returns in a foreign jurisdiction. An income tax benefit of $666,000 resulted from adjustments to agree the 2011 book amount to the actual amounts reported on the tax returns, primarily in foreign jurisdictions. In addition, the Company recognized an income tax expense related to withholding tax in the amount of $573,000 primarily related to foreign operations and an income tax expense of $804,000 related to potential prior year tax assessments of certain foreign subsidiaries.

In 2011, four items materially affected the Company’s effective tax rate. The Company realized substantial benefits from the reversal of a prior year’s uncertain tax position amounting to $1,515,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns and the favorable resolution of a Kazakhstan withholding tax issue. An income tax benefit of $347,000 resulted from adjustments to agree the 2010 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. In addition, a tax benefit was recognized in the amount of $18,000 representing the tax effect on unrealized foreign exchange losses generated in the United Kingdom which are included as a deduction on the local tax returns. These benefits were offset by an increase in the reserves for uncertain tax positions of $609,000, related primarily to uncertain tax positions of foreign operations.  Excluding these items our effective tax rate would have been 44.5% in 2011.

Net Loss Attributable to Hill

The net loss attributable to Hill International, Inc. for 2012 was ($28,217,000) or ($0.73) per diluted common share based on 38,500,000 diluted common shares outstanding, as compared to a net loss for 2011 of ($6,017,000) or ($0.16) per diluted common share based upon 38,414,000 diluted common shares outstanding.

Year Ended December 31, 2011 Compared to

Year Ended December 31, 2010

Consulting Fee Revenue (“CFR”)

	2011		2010		Change
	(dollars in thousands)
Project Management	$290,787	72.8%	$286,466	75.0%	$4,321	1.5%
Construction Claims	108,467	27.2	95,633	25.0	12,834	13.4

Total	$399,254	100.0%	$382,099	100.0%	$17,155	4.5%

The increase in Hill’s CFR for 2011 over 2010 was comprised of an increase of 15.4% from acquisitions, partially offset by an organic decrease of 10.9%. The organic decrease in CFR was primarily due to decreases in Libya and Iraq.

During 2011, Hill’s Project Management CFR included an increase of 18.8% due to the full-year effect of the 2010 acquisitions of dck and TCM and the 2011 acquisition of Engineering S.A., partially offset by an organic decrease of 17.3% primarily in Libya and Iraq. The increase in Project Management CFR consisted of a $10,922,000 increase in domestic projects and a decrease of $6,601,000 in foreign projects. The increase in domestic projects resulted primarily of the full-year effect of the 2010 acquisitions of dck and TCM as well as increases in the Western region. The decrease in foreign Project Management CFR was primarily due to decreases of $50,976,000 in Libya where work stopped in February 2011 due to the political unrest and $11,621,000 in Iraq, where Hill’s work on the Iraq Reconstruction Program was completed at the end of 2010. These decreases were partially offset by an increase of $42,689,000 from Engineering S.A. which was acquired on February 28, 2011 and an increase of $11,916,000 elsewhere in the Middle East, primarily Saudi Arabia.

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

Cost of Services

	2011			2010			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$178,336	78.2%	61.3%	$171,124	80.2%	59.7%	$7,212	4.2%
Construction Claims	49,655	21.8	45.8	42,225	19.8	44.2	7,430	17.6

Total	$227,991	100.0%	57.1%	$213,349	100.0%	55.8%	$14,642	6.9%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services was primarily due to increases in the Middle East and the acquisitions of TCM and Engineering S.A., partially offset by decreases in Iraq and Libya.

The increase in the cost of services for Construction Claims was due primarily to increases in direct labor in the Middle East and Australia in support of the increases in CFR.

Gross Profit

	2011			2010			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$112,451	65.7%	38.7%	$115,342	68.4%	40.3%	$(2,891)	(2.5)%
Construction Claims	58,812	34.3	54.2	53,408	31.6	55.8	5,404	10.1

Total	$171,263	100.0%	42.9%	$168,750	100.0%	44.2%	$2,513	1.5%

The decrease in Project Management gross profit included a decrease of $7,400,000 from foreign operations and an increase of $4,509,000 in domestic operations. The decrease in foreign operations included decreases of $27,844,000 in Libya and Iraq, partially offset by increases of $14,400,000 from Engineering S.A. and $4,355,000 in the Middle East. The increase in domestic operations includes increases of $5,400,000 from TCM and dck which were acquired in 2010. The decrease in Project Management gross profit percentage was due to the effect of a lower gross profit percentage at Engineering S.A. and the reduced work in Libya where percentages were higher than average for the Company.

The increase in Construction Claims gross profit of $5,404,000 was driven by increases of $3,496,000 from a full year of MLL and $1,848,000 from the Middle East, due to new work in Saudi Arabia.

Selling, General and Administrative (“SG&A”) Expenses

	2011		2010		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR

SG&A Expenses	$175,312	43.9%	$151,634	39.7%	$23,678	15.6%

The increase in SG&A included increases of $19,611,000 from the MLL, dck, TCM and Engineering S.A. acquisitions.

The significant components of the change in SG&A were as follows:

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

Equity in Earnings of Affiliates

Our share of the earnings of affiliates decreased $1,313,000 from $1,503,000 in 2010 to $190,000 in 2011, primarily due to the completion of work in Iraq by SBH at the end of 2010 and a decrease from Hill TMG where work was completed in 2010.

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

Operating (Loss) Profit:

	2011		2010		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
Project Management before equity in earnings of affiliates	$17,673	6.0%	$34,568	12.1%	$(16,895)	(48.9)%
Equity in earnings of affiliates	190	0.1	1,503	0.5	(1,313)	(87.4)
Total Project Management	17,863	6.1	36,071	12.6	(18,208)	(50.5)
Construction Claims	9,488	8.7	10,011	10.5	(523)	(5.2)
Corporate	(31,210)		(27,463)		(3,747)	13.6

Total	$(3,859)	(1.0)%	$18,619	4.9%	$(22,478)	(120.7)%

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

The decrease in Construction Claims operating profit was primarily due to a decrease of $3,136,000 in the United Kingdom where work slowed down during the early part of 2011 partially due to the settlement of a client’s case on a large assignment. This was partially offset by increased profits from MLL and the United States.

Corporate expenses was held to an increase of $3,747,000 over the prior year with $1,240,000 in increased labor and travel cost primarily in support of real estate development efforts and a reserve of $1,600,000 related to a Saudi Arabia joint venture.

Interest and related financing fees, net

Interest and related financing fees, net increased $4,118,000 to $7,262,000 in 2011 as compared with $3,144,000 in 2010, primarily due to increased borrowings driven primarily by the 2010 acquisitions of MLL, TCM and dck, the 2011 acquisition of Engineering S.A., higher interest rates and fees related to the forbearance agreement and the first amendment to our credit agreement, and the delay in the collection of Libyan receivables.

Income Taxes

In 2011, the income tax benefit was ($6,186,000) compared to an income tax expense of $481,000 in 2010. The effective income tax expense rates for 2011 and 2010 were 55.6% and 3.1%, respectively. The increase to the Company’s effective tax rate during the year was a result of the mix of the income tax benefit related to the U.S. net operating loss and the income tax expense related to the pre-tax earnings of the foreign subsidiaries taxed at lower rates. The Company recognized an income tax benefit in 2011 and 2010 of 6,932,000 and $4,148,000, respectively related to net operating losses from U.S. operations. Of the total tax benefit, $1,059,000 was received as a refund from the carryback of a portion of the taxable loss to offset taxable income in the 2008 and 2009 federal income tax returns. The remaining benefit, after adjusting the net operating loss to agree the 2010 book amount to the actual amounts reported on the tax returns and to reflect the internal revenue service examination adjustments, was recorded as a deferred tax asset and related to cumulative net operating loss that would be carried forward to future years. At that time, it was anticipated that these losses would be offset by future profits from U.S. operations.

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

Net (Loss) Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for 2011 was ($6,017,000) or ($0.16) per diluted common share based on 38,414,000 diluted common shares outstanding, as compared to net earnings for 2010 of $14,216,000 or $0.36 per diluted common share based upon 39,824,000 diluted common shares outstanding. The diluted earnings per share for 2011 were impacted by a change in diluted shares outstanding as a result of the full year effect of the 2010 repurchase of common shares under our stock repurchase program. Net loss was ($6,017,000) in 2011 compared to net income of $14,216,000 in 2010, which was principally due to the suspension of our work in Libya and the completion of our work on the Iraq Reconstruction Program in late 2010.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations. On October 18,

2012, we entered into a Third Amendment to our Credit Agreement and entered into a Second Lien Term Loan with a new lender. The new loan provided us with gross proceeds of $75,000,000, before fees and other expenses of approximately $3,500,000, which was used to pay down approximately $68,000,000 of the outstanding balance under our Credit Agreement. See Note 9 to our consolidated financial statements for a description of our credit facilities and term loan. At December 31, 2012, our primary sources of liquidity consisted of $16,716,000 of cash and cash equivalents, of which $1,271,000 is on deposit in the U.S. and $15,445,000 is on deposit in foreign locations, and $46,386,000 of available borrowing capacity under our various credit facilities. As a result, we believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year.

Uncertainties With Respect to Operations in Libya

We currently have open contracts in Libya. Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At December 31, 2012, the accounts receivable related to the work performed under contracts in Libya was approximately $60,000,000.

In connection with the work performed in Libya, our consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 included the following amounts:

	2012	2011	2010
Consulting fee revenue	$—	$8,206,000	$59,192,000
Gross profit	$—	$4,576,000	$27,759,000
Collections received during the year	$—	$7,748,000	$29,677,000

With the advent of the elections in Libya in July 2012, the forming of a new National Congress in August 2012 and appointment of a new prime minister and cabinet in October 2012, we believe that the Libyan government will soon focus on reviving the country’s economy. We have had ongoing discussions with Libyan government officials who have indicated that our payments will be forthcoming. These officials are many of the same individuals that we dealt with prior to the political unrest. Based on those discussions and public statements from the new Libyan government, we believe that we will begin to receive payments and new work during 2013. However, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position if we do not realize those receipts.

Additional Capital Requirements

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens Hill”) acquired an indirect 60% interest in Engineering S.A., a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $13,392,000 on that date). Minimum additional payments were and are due on April 30, 2012 and 2013 in the amount of BR7,400,000 (approximately $4,464,000 each). Under certain circumstances, we may be required to pay BR5,000,000 (approximately $3,016,000) in addition to the minimum payments.

During late 2011 and 2012, ten of the minority shareholders of Gerens Hill notified us of their intention to exercise their Gerens Put Options (see Note 3 to the consolidated financial statements). In this series of transactions, the Company has acquired an additional 23.9% interest and now owns 93.2% of Gerens Hill. The aggregate consideration amounted to €7,051,000 ($9,325,000 at December 31, 2012) which was paid in January 2013.

Sources of Additional Capital

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

Cash Flow Activity During the Year Ended December 31, 2012

For the year ended December 31, 2012, our cash and cash equivalents decreased by $1,208,000 to $16,716,000. This compares to a net decrease in cash and cash equivalents of $21,482,000 during the corresponding period of the prior year. Cash used in operations was ($6,471,000), cash provided by investing activities was $928,000 and cash provided by financing activities was $8,917,000. We also experienced a decrease in cash of $4,582,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of ($6,471,000) in 2012. This compares to cash used of ($10,470,000) in 2011 and ($15,665,000) in 2010. We had a net loss in 2012 amounting to ($26,345,000), a net loss of ($4,935,000) in 2011 and net earnings of $14,994,000 in 2010. Depreciation and amortization was $12,430,000 in 2012 compared to $15,640,000 in 2011; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We had deferred tax expense of $5,256,000 in 2012 primarily due to establishing a valuation allowance against U.S.-based net operating losses and a deferred tax benefit of $11,629,000 in 2011 primarily from U.S. operating loss carry forwards in that year.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2012 and 2011 were $21,226,000 and $7,761,000, respectively. The increase results primarily from a requirement that the Company provide cash collateral to support letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at December 31, 2012 was 130 days compared to 134 days at December 31, 2011 and 117 days at December 31, 2010. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days). The increase in DSO 2012 and 2011 primarily relates to the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $60,000,000. This situation has had a detrimental effect on our operating cash flows over the last two years, and we have had to rely on borrowings under our Credit Agreement to support our operations.  However, we have had ongoing discussions with officials of ODAC who have indicated that payment will be forthcoming.  Based on those discussions and public statements made by the new Libyan government, we believe that we will begin to receive payments from ODAC during 2013. Excluding the ODAC receivable, the DSO would have been 90 days at December 31, 2012, 93 days at December 31, 2011 and 91 days at December 31, 2010. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, North Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash provided by investing activities was $928,000. We used $2,377,000 to purchase computers, office equipment, furniture and fixtures. We also received $3,149,000 from the sale, at book value, of an investment held by our subsidiary Gerens Hill and $156,000 as distributions from affiliates.

Financing Activities

Net cash provided by financing activities was $8,917,000. We received $75,000,000 from a new term loan and paid $3,329,000 in related fees. We utilized most of the proceeds from the term loan to repay borrowings under our revolving credit facilities resulting in a net decrease for the year amounting to $56,497,000. We made payments on notes payable amounting to $3,669,000.  Certain subsidiaries paid dividends amounting to $1,439,000 to their noncontrolling interest parties. We also received $129,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan.  Due to banks decreased $1,278,000 due to the timing of certain payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the ASC. The ASU requires companies to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of the category of shareholder equity called accumulated other comprehensive income. The adjustments will consist of amounts from the fiscal period covered by the financial statements. Companies will also have to make cross references to other disclosures required in U.S. GAAP for other line items used to adjust earnings. The FASB wants this requirement applied to amounts that are initially transferred to another balance sheet item before being entered as an adjustment to earnings. The ASU is effective for interim and annual periods commencing after December 15, 2012. The Company will adopt the ASU as required. The ASU will not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-8, which amends the Intangibles — Goodwill and Other Topic of the Accounting Standards Codification (“ASC”). The ASU gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the more likely than not conclusion is reached, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. ASU No. 2011-8 is effective for fiscal years beginning after December 15, 2011. The adoption of this ASU dis not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

(in thousands)	Total (4)	2013	2014-2015	2016-2017	2018 and later
Performance and advance payment bonds (1)	$36,698	$19,398	$8,208	$9,092	$—
Bid bonds (2)	3,683	3,683	—	—	—
Letters of credit (3)	12,992	12,404	588	—	—

	$53,373	$35,485	$8,796	$9,092	$—

(1)         Represents guarantee of service performance bonds issued through international banks required under certain international contracts.

(2)         Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength. These bonds are usually outstanding for short periods.

(3)         Represents letters of credit issued through a domestic bank in support for certain performance, advance payments and bid bonds.

(4)         At December 31, 2012, the Company had provided cash collateral amounting to $17,777 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet.

Contractual Obligations

(in thousands)	Total	2013	2014-2015	2016-2017	2018 and later

Long-term debt obligations (1)	$109,435	21,769	8,781	78,885
Interest expense on notes payable (2)	73,358	11,640	20,305	41,413	—
Operating lease obligations (3)	40,976	11,860	13,179	7,762	8,175

	$223,769	$45,269	$42,265	$128,060	$8,175

(1)         Gives effect to the Second Amendment to the Credit Agreement dated October 18, 2012.

(2)         Estimated using the interest rates in effect at December 31, 2012.

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

Interest Rates

All of our borrowings under our revolving credit facilities bear interest at variable rates.  If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $772,000 and $467,000, respectively.

Item 8.         Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$16,716	$17,924
Cash - restricted	12,091	1,480
Accounts receivable, less allowance for doubtful accounts of $10,268 and $9,181	211,176	197,906
Accounts receivable - affiliates	1,260	1,830
Prepaid expenses and other current assets	10,395	8,289
Income taxes receivable	3,445	1,688
Deferred income tax assets	2,187	2,716
Total current assets	257,270	231,833
Property and equipment, net	11,268	13,110
Cash - restricted, net of current portion	9,135	6,281
Retainage receivable	3,946	4,434
Acquired intangibles, net	28,248	30,937
Goodwill	84,007	82,941
Investments	8,275	12,620
Deferred income tax assets	14,426	18,186
Other assets	5,098	7,170
Total assets	$421,673	$407,512
Liabilities and Stockholders’ Equity
Due to banks	$21	$1,299
Current maturities of notes payable and long-term debt	21,769	6,025
Accounts payable and accrued expenses	90,306	76,747
Income taxes payable	6,955	4,071
Deferred revenue	17,156	15,503
Deferred income taxes	101	337
Other current liabilities	13,827	4,818
Total current liabilities	150,135	108,800
Notes payable and long-term debt, net of current maturities	87,666	87,435
Retainage payable	4,163	5,512
Deferred income taxes	17,675	15,224
Deferred revenue	9,652	6,604
Other liabilities	11,279	11,543
Total liabilities	280,570	235,118

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized (75,000 at December 31, 2011) 45,097 shares and 44,937 shares issued at December 31, 2012 and 2011, respectively	5	4
Additional paid-in capital	129,913	127,168
Retained earnings	45,409	73,626
Accumulated other comprehensive loss	(20,015)	(18,896)
	155,312	181,902
Less treasury stock of 6,434 shares at both December 31, 2012 and 2011, at cost	(27,766)	(27,766)
Hill International, Inc. share of equity	127,546	154,136
Noncontrolling interests	13,557	18,258
Total equity	141,103	172,394
Total liabilities and stockholders’ equity	$421,673	$407,512

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Consulting fee revenue	$417,598	$399,254	$382,099
Reimbursable expenses	63,183	102,202	69,659
Total revenue	480,781	501,456	451,758

Cost of services	239,572	227,991	213,349
Reimbursable expenses	63,183	102,202	69,659
Total direct expenses	302,755	330,193	283,008

Gross profit	178,026	171,263	168,750

Selling, general and administrative expenses	172,779	175,312	151,634
Equity in earnings of affiliates	—	(190)	(1,503)

Operating profit (loss)	5,247	(3,859)	18,619

Interest and related financing fees, net	18,150	7,262	3,144

(Loss) earnings before income taxes	(12,903)	(11,121)	15,475
Income tax expense (benefit)	13,442	(6,186)	481

Net (loss) earnings	(26,345)	(4,935)	14,994
Less: net earnings - noncontrolling interests	1,872	1,082	778

Net loss attributable to Hill International, Inc.	$(28,217)	$(6,017)	$14,216

Basic (loss) earnings per common share - Hill International, Inc.	$(0.73)	$(0.16)	$0.36

Basic weighted average common shares outstanding	38,500	38,414	39,258

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.73)	$(0.16)	$0.36

Diluted weighted average common shares outstanding	38,500	38,414	39,824

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net (loss) earnings	$(26,345)	$(4,935)	$14,994
Foreign currency translation adjustment, net of tax	(2,267)	(5,158)	(2,216)
Other, net	(392)	(395)	145

Comprehensive (loss) earnings	(29,004)	(10,488)	12,923
Comprehensive earnings (loss) attributable to noncontrolling interests	332	(127)	670

Comprehensive (loss) earnings attributable to Hill International, Inc.	$(29,336)	$(10,361)	$12,253

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011, and 2010

(in thousands)

	Common Stock		Additional		Accumulated Other			Shares Held		Hill Share of	Non-	Total
	Shares		Paid-in	Retained	Comprehensive	Treasury Stock		in Escrow		Stockholders’	controlling	Stockholders’
	Issued	Amount	Capital	Earnings	(Loss)	Shares	Amount	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2009	43,530	$4	$121,230	$65,427	$(12,588)	4,252	$(18,438)	303	$—	$155,635	$4,005	$159,640
Net earnings	—	—	—	14,216	—	—	—	—	—	14,216	778	14,994
Other comprehensive loss	—	—	—	—	(1,964)	—	—	—	—	(1,964)	(107)	(2,071)
Issuance of common stock for earnout	1,000	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	63	—	1,033	—	—	—	—	—	—	1,033	—	1,033
Stock issued to Board of Directors	35	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	1,063	—	—	—	—	—	—	1,063	—	1,063
Stock issued under employee stock purchase plan	53	—	215	—	—	—	—	—	—	215	—	215
Exercise of stock options	5	—	12	—	—	—	—	—	—	12	—	12
Tax effect of imputed interest	—	—	313	—	—	—	—	—	—	313	—	313
Tax effect of restricted stock	—	—	(254)	—	—	—	—	—	—	(254)	—	(254)
Purchase of treasury stock	—	—	—	—	—	2,182	(9,328)	—	—	(9,328)	—	(9,328)
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(166)	(166)
Capital contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	2,495	2,495
Transfer of shares held in escrow	—	—	—	—	—	—	—	(290)	—	—	—	—
Balance - December 31, 2010	44,686	4	123,762	79,643	(14,552)	6,434	(27,766)	13	—	161,091	7,005	168,096
Net (loss) earnings	—	—	—	(6,017)	—	—	—	—	—	(6,017)	1,082	(4,935)
Other comprehensive loss	—	—	—	—	(4,344)	—	—	—	—	(4,344)	(1,209)	(5,553)
Issuance of restricted stock	62	—	976	—	—	—	—	—	—	976	—	976
Stock issued to Board of Directors	24	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	1,941	—	—	—	—	—	—	1,941	—	1,941
Stock issued under employee stock purchase plan	149	—	545	—	—	—	—	—	—	545	—	545
Exercise of stock options	16	—	39	—	—	—	—	—	—	39	—	39
Tax effect of restricted stock	—	—	(245)	—	—	—	—	—	—	(245)	—	(245)
Increase due to business combination	—	—	—	—	—	—	—	—	—	—	11,380	11,380
Transfer of shares held in escrow	—	—	—	—	—	—	—	(13)	—	—	—	—
Balance - December 31, 2011	44,937	4	127,168	73,626	(18,896)	6,434	(27,766)	—	—	154,136	18,258	172,394
Net (loss) earnings	—	—	—	(28,217)	—	—	—	—	—	(28,217)	1,872	(26,345)
Other comprehensive loss	—	—	—	—	(1,119)	—	—	—	—	(1,119)	(1,540)	(2,659)
Issuance of restricted stock	61	1	179	—	—	—	—	—	—	180	—	180
Stock issued to Board of Directors	52	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,126	—	—	—	—	—	—	2,126	—	2,126
Stock issued under employee stock purchase plan	37	—	105	—	—	—	—	—	—	105	—	105
Exercise of stock options	10	—	24	—	—	—	—	—	—	24	—	24
Tax effect of restricted stock	—	—	161	—	—	—	—	—	—	161	—	161
Payment of dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,439)	(1,439)
Acquisition of additional interest in subsidiaries	—	—	—	—	—	—	—	—	—	—	(3,594)	(3,594)
Balance - December 31, 2012	45,097	$5	$129,913	$45,409	$(20,015)	6,434	$(27,766)	—	$—	$127,546	$13,557	$141,103

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(26,345)	$(4,935)	$14,994
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	12,430	15,640	10,001
Equity in earnings of affiliates	—	(190)	(1,503)
Provision for bad debts	3,209	3,178	2,234
Interest accretion on term loan	1,520	—	—
Deferred tax provision (benefit)	5,256	(11,629)	(4,950)
Stock based compensation	2,276	2,091	1,159
Issuance of restricted stock	180	976	1,033
Restricted cash	(10,499)	(1,801)	(4,292)
Accounts receivable	(11,638)	(18,722)	(56,811)
Accounts receivable - affiliate	570	1,400	3,933
Prepaid expenses and other current assets	(1,515)	541	1,041
Income taxes receivable	(1,665)	(561)	(271)
Retainage receivable	488	(1,332)	(1,328)
Other assets	5,144	3,266	(2,687)
Accounts payable and accrued expenses	11,944	281	19,592
Income taxes payable	2,596	1,406	(992)
Deferred revenue	1,741	2,985	2,357
Other current liabilities	(428)	(3,130)	(3,732)
Retainage payable	(1,352)	1,814	1,017
Other liabilities	(383)	(1,748)	3,540
Net cash used in operating activities	(6,471)	(10,470)	(15,665)

Purchase of businesses, net of cash acquired	—	(13,154)	(15,687)
Distributions from affiliate	156	265	2,624
Sale of investment	3,149	(949)	(198)
Payments for purchase of property and equipment	(2,377)	(4,883)	(4,372)
Purchase of additional interest in subsidiaries	—	(1,615)	(166)
Net cash provided by (used in) investing activities	928	(20,336)	(17,799)

Due to bank	(1,278)	(3,604)	3,619
Payments on notes payable	(3,669)	(6,257)	(1,972)
Net (payments) borrowings on revolving loans	(56,497)	18,526	43,208
Payment of deferred loan costs	(3,329)	—	—
Term loan borrowing	75,000	—	—
Dividends paid to noncontrolling interests	(1,439)	—	—
Capital contribution from noncontrolling interests	—	—	2,495
Proceeds from stock issued under employee stock purchase plan	105	545	215
Proceeds from exercise of stock options	24	39	12
Purchase of treasury stock under stock repurchase program	—	—	(9,328)
Net cash provided by financing activities	8,917	9,249	38,249
Effect of exchange rate changes on cash	(4,582)	75	3,698
Net (decrease) increase in cash and cash equivalents	(1,208)	(21,482)	8,483
Cash and cash equivalents — beginning of year	17,924	39,406	30,923
Cash and cash equivalents — end of year	$16,716	$17,924	$39,406

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

On October 18, 2012, the Company entered into a Third Amendment to our Credit Agreement and entered into a new Second Lien Term Loan Agreement. See Note 9 for details.

Note 2 — Summary of Significant Accounting Policies

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

(d)                                 Fair Value of Financial Instruments

The fair value of financial instruments, which primarily consists of cash and cash equivalents, accounts receivable, accounts payable and due to bank, approximates carrying value due to the short-term nature of the instruments.  The carrying value of our various credit facilities approximates fair value as the interest rate is variable. The term loan approximates fair value as the Company recently entered into that agreement.

(e)                                  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

(f)                                    Restricted Cash

Restricted cash represents advance payments from clients and cash collateral required to be maintained in foreign bank accounts to serve as collateral for letters of credit, bonds or guarantees on several projects.  The cash will remain restricted until the respective project has been completed, which typically is greater than one year.

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

At December 31, 2012, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya, amounted to approximately $60,000,000. The Company believes that the amounts due will be collected, however, if future events preclude us from doing so, there could be a significant adverse impact on the Company’s consolidated results of operations and consolidated financial position.

The following tables show the number of the Company’s clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Years Ended December 31,
	2012	2011	2010
Number of 10% clients	—	1	1
Percentage of total revenue	N/A	15%	13%

	December 31,
	2012	2011
Number of 10% clients	1	1
Percentage of accounts receivable	26%	28%

The following provides information with respect to total revenue from contracts with U.S. federal government agencies:

	Years Ended December 31,
	2012	2011	2010
Percentage of total revenue	3%	3%	6%

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

(j)                                    Retainage Receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in the construction management contracts and will be due upon completion of specific tasks or the completion of the contract.  The current portion of retainage receivable is included in accounts receivable and the long-term portion of retainage receivable is included in retainage receivable in the consolidated balance sheets.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company performed its annual impairment test effective July 1, 2012 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time. Changes in the Company’s estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

(m)                              Investments

Gerens Hill International, S.A.

The Company’s subsidiary, Gerens Hill International, S.A. (“Gerens Hill”), has the following cost-basis investments:

•                  Concessia, Cartera y Gestion de Infrastructuras, S.A. — Gerens Hill has made payments totaling $4,239,000 towards a 5.16% interest in this entity which invests in the equity of companies which finance, construct and operate various public and private infrastructure projects. The payments represent 66% of Gerens Hill’s total required capital contribution. Gerens Hill has accrued the remaining commitment of approximately $2,120,000 and has included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet.

•                  Nuevo Hospital de Burgos, S.A. — Gerens Hill paid $3,761,000 for a 5.18% interest in this entity which, on completion of construction, will operate a new hospital in Burgos, Spain.  On January 12, 2012 Gerens signed an agreement to sell its entire holding to its affiliate Concessia which is subject to the approval of the local authority, the owner of the facility and the financial institutions involved in the project. Gerens Hill received a down payment of $3,149,000 and has accrued a receivable for $612,000. Although the final price is subject to certain conditions, the Company expects the investment to be fully recovered.

Other

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require limited or no investment and simply provide a pass-through for the Company’s billings.  Any distributions in excess of the Company’s billings are accounted for as income when received.

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

(p)                                 Deferred Rent

Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis.  The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability.  The deferred rent at December 31, 2012 and 2011 was $2,791,745 and $2,536,000, respectively, and is included in other liabilities in the consolidated balance sheet.

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

(t)                                    Advertising Costs

Advertising costs are expensed as incurred and amounted to the following (in thousands):

Years Ended December 31,
2012	2011	2010
$325	$461	$631

(u)                                 Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

Dilutive stock options increased average common shares outstanding by approximately 566,000 shares for the year ended December 31, 2010. For the years ended December 31, 2012 and 2011, stock options were anti-dilutive.

Options to purchase 4,492,000 shares, 2,385,000 shares and 1,325,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, because they were anti-dilutive.

(v)                                  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-5, which amends the Comprehensive Income Topic of the Accounting Standards Codification (“ASC”). The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the ASU effective January 1, 2012. The adoption had no effect on the Company’s results of operations, financial condition or liquidity.

In May 2011, the FASB issued ASU No. 2011-4, which amends the Fair Value Measurements Topic of the ASC to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Company adopted the ASU effective January 1, 2012. The ASU had no effect on the Company’s results of operations, financial condition or liquidity.

In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the ASC. The ASU requires companies to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of the category of shareholder equity called accumulated other comprehensive income. The adjustments will consist of amounts from the fiscal period covered by the financial statements. Companies will also have to make cross references to other disclosures required in U.S. GAAP for other line items used to adjust earnings. The FASB wants this requirement applied to amounts that are initially transferred to another balance sheet item before being entered as an adjustment to earnings. The ASU is effective for interim and annual periods commencing after December 15, 2012. The Company will adopt the ASU as required. The ASU will not affect the Company’s results of operations, financial condition or liquidity.

Note 3 — Acquisitions

The Company expenses all acquisition-related costs plus any anticipated restructuring costs for which it is not obligated at the acquisition date, rather than including such costs as a component of the purchase consideration. During 2012, 2011 and 2010, the Company expensed $84,000, $164,000 and $1,352,000, respectively, of acquisition-related costs.

Our recent acquisition activity is detailed below. The Company’s consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company’s consolidated results of operations, either individually or in the aggregate.

Engineering S.A.

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

The Company estimated the fair value of the potential additional payments to total approximately BR17,200,000 (approximately $10,376,000)  and has discounted these amounts using an interest rate of 4.72%, the weighted average interest rate on the outstanding borrowings under the Company’s Credit Agreement at the acquisition date. At December 31, 2012 and 2011, the total discounted amount was $5,327,000 and $9,236,000, respectively, which are included in notes payable (see Note 9).

Gerens Management Group, S.A.

On February 15, 2008, the Company’s subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International, S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,808,000 as of December 31, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Gerens Hill’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

During late 2011 through late 2012, ten minority shareholders of Gerens Hill notified the Company of their intention to exercise their Gerens Put Options. In this series of transactions, the Company acquired an additional 23.9% interest and now owns 93.2% of Gerens Hill. The Company has accrued the liability of approximately €7,166,000 (approximately $9,477,000) which is included in other current liabilities in the consolidated balance sheet at December 31, 2012. The balance includes interest of approximately €115,000 (approximately $152,000) which has been charged to interest expense in the consolidated statement of operations for the year ended December 31, 2012. The aggregate consideration plus interest was paid on January 3, 2013. In connection with the transactions, the Company has reduced noncontrolling interests by €2,717,000 (approximately $3,594,000) and has increased goodwill by €1,300,000 (approximately $1,720,000) and intangible assets by €4,334,000 (approximately $5,580,000).

TCM Group, Inc.

Effective November 1, 2010, the Company acquired TCM Group, Inc. (“TCM”), a firm which provides project management, construction management and related services primarily on transportation, water utilities, public buildings and other infrastructure projects in southern California. TCM, which has approximately 50 employees, is headquartered in Ontario, California. The acquisition enhanced the Company’s presence and expanded its infrastructure capabilities in that region. Consideration amounted to $6,000,000 (the “preliminary consideration”) consisting of cash of $4,500,000 and a promissory note of $1,500,000 plus a payment of $490,000 for excess accounts receivable plus a deferred payment of up to $362,000. The promissory note was payable if the acquired business attained operating profit of $1,000,000 for the twelve-month period ending December 31, 2011. TCM achieved its operating profit target and the Company paid $1,285,000, net of certain claims, in early 2012. The deferred payment was payable if certain contracts were awarded to TCM prior to May 1, 2011. The Company accrued the full deferred payment (based upon actual contracts awarded, the Company paid $297,000 against the deferred payment in 2011; the difference of $65,000 was credited to earnings for the year ended December 31, 2011). Based on the above, total consideration amounted to $6,852,000. The Company acquired intangible assets and goodwill amounting to $2,643,000 and $4,111,000, respectively. The acquired intangible assets have a weighted average life of 3.4 years. The acquired intangible assets consist of the client relationship intangible of $476,000 with a five-year life and a contract intangible of $2,167,000 with a three-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Construction Management Division of dck North America, LLC

On July 6, 2010, the Company acquired certain assets and assumed certain liabilities of the Construction Management Division of dck North America, LLC (“dck”). The acquired business, with approximately 90 employees, provides program management, agency construction management and construction inspection services primarily on transportation and building projects in Pennsylvania, Ohio and Florida. The acquisition extended our geographic reach and significantly strengthened our highway and bridge practice in the United States. Total consideration amounted to approximately $5,385,000, consisting of $4,885,000 in cash and a deferred payment, subsequently paid on July 8, 2011, amounting to $500,000. The Company acquired intangible assets and goodwill amounting to $2,052,000 and $3,273,000, respectively. The acquired intangible assets have a weighted average life of 5.2 years. The acquired intangible assets consist of a client relationship intangible of $571,000 with a ten-year life, a contract intangible of $1,283,100 with a three and one-half year life and a trade name intangible of $198,000 with a two-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment.

McLachlan Lister Pty. Ltd.

On June 8, 2010, the Company acquired McLachlan Lister Pty. Ltd. (“MLL”), a firm that provides management consulting and project management services throughout Australia. MLL, which has approximately 50 employees, is based in Sydney with an additional office in Brisbane. The acquisition strengthened the Company’s existing construction claims business and provided opportunities for the project management business in Australia. Total consideration amounted to approximately 15,388,000 Australian dollars (A$) ($13,080,000 at the exchange rate on the date of acquisition), consisting of A$9,393,000 ($7,984,000) in cash, an excess net worth payment of approximately A$995,000 ($846,000) paid on October 8, 2010, a A$2,000,000 ($1,700,000) note which was paid on June 8, 2011 and contingent consideration amounting to A$3,000,000 ($2,550,000). The contingent consideration was payable if MLL achieved earnings before interest and taxes (“EBIT”) of at least A$2,500,000 ($2,125,000) during the twelve month period ended June 30, 2011. MLL did achieve its targeted EBIT and the Company paid the contingent consideration in October 2011. The Company acquired intangible assets and goodwill amounting to A$6,182,000 ($5,255,000) and A$6,286,000 ($5,356,000), respectively. The acquired intangible assets have a weighted average life of 8.8 years. The acquired intangible assets consist of a client relationship intangible of A$5,275,000 ($4,484,000) with a ten-year life, a contract intangible of A$540,000 ($459,000) with a two-year life and a trade name intangible of A$367,000 ($312,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.

TRS Consultants, Inc.

On December 31, 2009, we acquired TRS Consultants, Inc. (“TRS”), a 40-employee construction management firm headquartered in San Ramon, California. TRS increased our resources and experience in California and added additional capabilities in the transportation and infrastructure sectors. Total consideration amounted to approximately $4,000,000, consisting of $2,500,000 in cash, 79,365 shares of the Company’s common stock with a fair value of $500,000 based on the closing price of the Company’s common stock on December 29, 2009, and contingent consideration amounting to $1,000,000. The contingent consideration was to be paid in the event that TRS achieved operating profit of $1,000,000 in 2010, 2011 or 2012. The Company accrued the contingent consideration at the date of purchase. TRS did not achieve the targeted operating profit and the Company has written off the liability by a credit to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2012. The Company acquired intangible assets and goodwill amounting to $2,079,000 and $1,512,000, respectively. The acquired intangible assets have a weighted average life of 6.9 years. The acquired intangible assets consist of a client related intangible of $1,269,000 with a ten-year life and a contract intangible of $810,000 with a two-year life. Goodwill, which is deductible for income tax purposes, was allocated to the Project Management segment.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows:

	December 31,
	2012	2011
	(in thousands)
Billed	$181,075	$181,505
Retainage, current portion	5,022	3,960
Unbilled	35,347	21,622
	221,444	207,087
Allowance for doubtful accounts	(10,268)	(9,181)
Total	$211,176	$197,906

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Included in billed receivables are $2,066,000 and $1,619,000 of the amounts due from various branches of the U.S. federal government and $84,773,000 and $93,565,000 of receivables from foreign governments at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012 and 2011, the accounts receivable related to work performed prior to March 2011 under contracts in Libya amounted to approximately $60,000,000. With the advent of the elections in Libya in July 2012, the forming of a new National Congress in August 2012 and appointment of a new prime minister and cabinet in October 2012, we believe that the Libyan government will soon focus on reviving the country’s economy. We have had ongoing discussions with Libyan government officials who have indicated that our payments will be forthcoming. These officials are many of the same individuals that we dealt with prior to the political unrest. Based on those discussions and public statements from the new Libyan government, we believe that we will begin to receive payments and new work during 2013. However, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position if we do not realize those receipts.

Bad debt expense of $3,209,000, $3,178,000 and $2,234,000 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 5 — Property and Equipment

	December 31,
	2012	2011
	(in thousands)
Furniture and equipment	$10,495	$9,445
Leasehold improvements	3,491	4,183
Automobiles	1,648	2,267
Computer equipment and software	21,791	20,227
	37,425	36,122
Less accumulated depreciation and amortization	(26,157)	(23,012)
Property and equipment, net	$11,268	$13,110

Information with respect to depreciation expense is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Total expense	$4,394	$5,048	$4,513
Portion charged to cost of services	$1,350	$1,331	$918
Portion charged to selling, general and administrative expense	$3,044	$3,717	$3,595

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Client relationships	$36,506	$14,175	$34,040	$9,942
Acquired contract rights	10,449	6,931	13,096	8,244
Trade names	3,042	643	3,378	1,391
Total	$49,997	$21,749	$50,514	$19,577

Intangible assets, net	$28,248		$30,937

Amortization expense related to intangible assets was as follows:

Years Ended December 31,
2012	2011	2010
(in thousands)
$8,036	$10,592	$5,488

The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2013	$5,936
2014	4,848
2015	4,509
2016	3,795
2017	3,013

Note 7 — Goodwill

The additions to goodwill in 2011 relate to the finalization of the acquisition of TCM Group, Inc. ($1,200,000), the acquisition of Engineering S.A. ($27,987,000) and the purchase of an additional equity interest in Gerens Hill ($483,000).

The addition to goodwill in 2012 is due to the impact of deferred income taxes on the intangibles assets acquired in the purchase of an additional equity interest in Gerens Hill.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2012 and 2011:

	Project Management	Construction Claims	Total
	(in thousands)

Balance, December 31, 2010	$31,350	$25,960	$57,310
Additions	29,670	—	29,670
Translation adjustments	(4,124)	85	(4,039)
Balance, December 31, 2011	56,896	26,045	82,941
Additions	1,720	—	1,720
Translation adjustments	(1,385)	731	(654)
Balance, December 31, 2012	$57,231	$26,776	$84,007

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31,
	2012	2011
	(in thousands)
Accounts payable	$24,486	$25,541
Accrued payroll and related expenses	33,750	24,431
Accrued subcontractor fees	8,253	2,647
Accrued agency fees	16,239	15,336
Accrued legal and professional fees	3,303	2,887
Other accrued expenses	4,275	5,905
	$90,306	$76,747

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows:

	December 31,
	2012	2011
	(in thousands)
Revolving credit loan payable under Credit Agreement. The weighted average interest rate of all borrowings was 7.78% and 6.75% at December 31, 2012 and 2011, respectively. (For more information, see below.)	$22,300	$77,000

Term loan payable. (For more information, see below.)	76,520	—

Revolving credit facilities with a consortium of banks in Spain. (For more information, see below.)	5,021	4,301

Borrowings under credit facility with the National Bank of Abu Dhabi providing for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both December 31, 2012 and 2011) of which AED 8,301,000 (approximately $2,260,000 was utilized at December 31, 2011, collateralized by certain overseas receivables. The interest rate is the three-month Emirates InterBank Offer Rate plus 3.00% (or 4.30 % and 4.51% at December 31, 2012 and 2011, respectively) but no less than 5.50%. This facility is being renewed on a month-to-month basis. (For more information, see below.)	—	2,260

Payments due for the Engineering S.A. acquisition.	5,327	9,236

Other notes payable	267	663
	109,435	93,460
Less current maturities	21,769	6,025
Notes payable and long-term debt, net of current maturities	$87,666	$87,435

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009, (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association (the “Lenders”), and Bank of America, N.A., as Administrative Agent (the “Agent”).

During 2011 and through the first quarter of 2012, the Company was in violation of certain financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement. During the first quarter of 2012, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”), dated March 6, 2012 with the Agent and Lenders. The Company incurred fees related to the Second Amendment amounting to approximately $2,075,000 which were charged to interest expense and related financing fees, net.

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

•                  The maturity date is extended to March 31, 2015; however, no Letter of Credit may be issued with an expiration date after March 31, 2016 without approval by all Lenders;

•                  The interest rates for loans, fees for Letters of Credit and unused facility fees are as follows:

•                  Eurodollar Rate loans (for interest periods of one, two, three or six months, as selected by the Company) will bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate, plus an applicable rate between 2.50% and 7.00% depending on the Company’s consolidated leverage ratio at the time of the borrowing;

•                  Base Rate loans will bear interest at fluctuating rates per annum equal to sum of (a) the highest of (i) the Federal Funds Rate plus a rate of 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate between 1.10% and 5.50% depending on the Company’s consolidated leverage ratio at the time of the borrowing;

•                  Letter of Credit fees will accrue on each Letter of Credit issued under the Credit Agreement, based on the amount available for draw thereunder, at an Applicable Rate per annum which may vary between 2.50% and 7.00% depending on the Company’s consolidated leverage ratio at the time of issuance; and

•                  Unused facility commitment fees will accrue at a rate per annum which may vary between 0.25% and 0.50% depending on the Company’s consolidated leverage ratio from time to time;

•                  From the date of the Third Amendment, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum — such interest will be added to the principal balance and capitalized on March 31, 2014 and thereafter payable in cash or waived in the event that prior to March 31, 2014 the Company has paid in full all obligations under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement;

•                  From and after April 1, 2014, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 2.00% per annum; and

•                  During any fiscal quarter, if the total amount outstanding of certain cash investments made by the Company or any domestic subsidiaries to any foreign subsidiaries as of the last day of the prior fiscal quarter (net of repayments of such investments) exceeds (i) $6,000,000, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum, and (ii) $12,000,000, the applicable rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by an additional 1.00% per annum.

The Company is required to comply with a consolidated leverage ratio, a consolidated fixed charge ratio and a senior leverage ratio.

•                  Consolidated leverage ratio is the ratio of consolidated funded indebtedness to consolidated EBITDA for the most recently completed measurement period.

•                  Consolidated fixed charge coverage ratio is the ratio of (a) consolidated EBITDA, plus rental expense less the sum of (A) the aggregate amount of federal, state, local and foreign income taxes paid in cash (other than taxes paid as a result of the receipt of the Libya Receivable) and (B) the aggregate amount of all dividends and distributions paid in cash by the Company to its shareholders to (b) the sum of consolidated interest charges, rental expense, payments on long-term debt and the principal component of capital leases during the most recently completed measurement period and (iv) any earnout payments required to be paid in cash for the most recently completed measurement period.

•                  Senior leverage ratio is the ratio of (i) consolidated funded indebtedness minus certain subordinated indebtedness and the par amount of the term loan to (ii) consolidated EBITDA.

Consolidated funded indebtedness is the sum of the outstanding principal amount of all obligations for borrowed money, the par value of the term loan, all obligations evidenced by bonds, debentures, notes, loan agreements, capital leases and guarantees of indebtedness of persons other than the Company or its subsidiaries.

Consolidated EBITDA is an amount equal to consolidated net income for the most recently completed four fiscal quarters plus (a) the following to the extent deducted in calculating such consolidated net income: consolidated interest charges, the provision for federal, state, local and foreign income taxes payable, depreciation and amortization expense, non-cash charges and (v) any deductions attributable to minority interests of third parties in non-wholly owned subsidiaries, except to the extent of cash dividends declared or paid to such minority interests minus (b) the following to the extent included in calculating such consolidated net income: federal, state, local and foreign income tax credits, all gains from investments recorded using the equity method, except to the extent of cash dividends or distributions received by the Company in respect of such investments and all non-cash items increasing consolidated net income for the most recently completed measurement period.

The following tables set forth the requirements for the consolidated leverage ratio, consolidated fixed charge ratio and the senior leverage ratio.

Consolidated Leverage Ratio		Consolidated Fixed Charge Ratio		Senior Leverage Ratio
Period ending	Not to exceed	Period ending	Not less than	Period ending	Not to exceed
December 31, 2012	7.75 to 1.00	December 31, 2012	0.75 to 1.00	December 31, 2012	2.50 to 1.00
March 31, 2013	6.25 to 1.00	March 31, 2013	1.00 to 1.00	Subsequent quarters	2.25 to 1.00
June 30, 2013	6.00 to 1.00	June 30, 2013	1.00 to 1.00
September 30, 2013	6.00 to 1.00	September 30, 2013	1.05 to 1.00
December 31, 2013	6.00 to 1.00	December 31, 2013	1.05 to 1.00
Each quarter in 2014	5.75 to 1.00	March 31, 2014	1.15 to 1.00
Each quarter in 2015	5.50 to 1.00	June 30, 2014	1.25 to 1.00
		Subsequent quarters	1.35 to 1.00

The following table presents the Company’s actual ratios at December 31, 2012:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio

7.15 to 1.00	0.85 to 1.00	2.25 to 1.00

The Third Amendment also contains other covenants and certain restrictions relating to limitations on the ability of the Company or its subsidiaries to incur additional indebtedness, on the ability of the Company or its subsidiaries to make investments (including restrictions on the ability of the Company and its domestic subsidiaries to make loans to or investments in the Company’s foreign subsidiaries) and acquisitions, on the ability of the Company to accumulate cash, declare or pay cash dividends to its stockholders, and on the ability of the Company’s subsidiaries to declare or pay certain cash dividends. At December 31, 2012, the Company was in compliance with all of the loan covenants.

In connection with the Third Amendment, the Company agreed to pay: (i) an amendment fee of 1.00% of the Lenders’ aggregate commitments as of October 18, 2012, payable in two parts: 0.50%, or $325,000, on October 18, 2012 and 0.50%, or $325,000, on March 31, 2014, however the latter payment will be waived in the event that prior to March 31, 2014 the Company has paid in full all Obligations (as defined in the Credit Agreement) under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement; (ii) deferred fees of $1,215,000; (iii) an arrangement fee of $100,000; and (iv) accrued default interest of $1,059,000.  The Company also paid approximately $1,150,000 to the Agent as reimbursement for its out-of-pocket costs incurred in connection with the Third Amendment. These costs amounting to approximately $4,174,000 in the aggregate were paid at closing and charged to interest expense and related financing fees, net.

At December 31, 2012, the Company had $12,992,000 in outstanding letters of credit. Due to conditions of the Credit Facility, as amended, total remaining availability was $29,708,000.

Term Loan Agreement

Simultaneously with its entry into the Third Amendment, the Company entered into a Term Loan Agreement dated as of October 18, 2012 among the Company, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Tennenbaum Opportunities Fund VI, LLC (the “Term Loan Lenders”), and Obsidian Agency Services, Inc. (the “Term Loan Agent”).  The Term Loan Lenders made term loans (collectively, the “Term Loan”) to the Company in the aggregate amount of $100,000,000 from which the Company received net proceeds of approximately $71,500,000 on October 18, 2012 (the “Closing Date”).  The proceeds of the Term Loan were used for the partial repayment of amounts outstanding under the Credit Agreement, and the payment of fees and expenses incurred in connection with the Term Loan Agreement and the Third Amendment.  Obligations (as defined in the Term Loan Agreement) under the Term Loan Agreement are collateralized by a second lien (subject to the first/prior lien of the Agent under the Credit Agreement and to other Permitted Liens (as defined in the Term Loan Agreement)) on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries.  The maturity date of the Term Loan is October 18, 2016.

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

•                  Requires the Company to take certain actions, including providing monthly reporting to the Term Loan Lenders; and

•                  Contains representations, warranties, affirmative and negative covenants and events of default which are substantially similar to those contained in the Credit Agreement (except in respect of financial covenants which are less restrictive than those under the Credit Agreement) and the other Loan Documents (as defined in the Credit Agreement).

At December 31, 2012, the Company was in compliance with all of the Term Loan covenants.

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

Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter.  The Fee Letter requires the Company to pay to the Lenders an exit fee (the “Exit Fee”), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the “Exit Date”).  “Exit Fee” means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return (the “IRR”) to the Term Loan Lenders (the “IRR”) on the Exit Date being equal to, but no greater than, 20%; provided, that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000.  The IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

Additionally, the Company is required to make the following mandatory prepayments/payments and/or commitment reductions in respect of the Company’s indebtedness under the Credit Agreement and under the Term Loan Agreement:

•                  100% of the net proceeds received by the Company or any of its subsidiaries from certain sales of assets (subject to certain reinvestment rights), certain condemnation awards (subject to certain reinvestment rights) and insurance payments (subject to certain reinvestment rights) and from the issuance or incurrence of certain indebtedness with respect to borrowed monies of the Company (“Specified Proceeds”), and 50% of the net proceeds received by the Company or any of its subsidiaries from the issuance or sale of any equity interests in the Company (subject to certain exceptions), will be applied:

•                  first, to satisfy the Minimum Liquidity Requirement (that is, unrestricted cash and cash equivalents plus availability under the Credit Agreement aggregating $30,000,000), and

•                  second, up to 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the remaining net proceeds to prepay the outstanding principal amount of the Term Loan; and

•                  100% of the net proceeds received by the Company or any of its subsidiaries from any payment on the Net Libya Receivable (as defined in the Third Amendment) and any payments or distributions from the Company’s majority-owned subsidiary HillStone International LLC will be applied:

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

In connection with the Term Loan Agreement, the Company incurred approximately $609,000 of costs which were charged to interest expense and related financing costs, net. In addition, the Company incurred costs of approximately $2,975,000 in connection with establishing the Term Loan. Such costs have been deferred and will be amortized to interest expense over the life of the Term Loan.

Other Debt Arrangements

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,460,000 at December 31, 2012).  As of December 31, 2012 total borrowings outstanding were €3,796,000 (approximately $5,021,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $206,000) and €689,000 (approximately $911,000). The facility expires on December 17, 2016.  The maximum available amount will be reduced 75.0% at December 31, 2014 and 50.0% at December 31, 2015. To guarantee Gerens Hill’s obligations resulting from the Credit Contracts, Gerens Hill provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Gerens also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,500,000 (approximately $1,984,000 and $1,944,000) at December 31, 2012 and 2011, respectively. The interest rate at December 31, 2012 is the three-month EURIBOR rate of 0.54% plus 3.00% (or 3.54%) but no less than 5.00%. The rate at December 31, 2011 was the three-month EURIBOR rate of 1.94% plus 3.00% (or 4.94%) but no less than 5.00%. At both December 31, 2012 and 2011, there were no borrowings under this facility which expires on December 23, 2013.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED 150,000,000 (approximately $40,839,000 at December 31, 2012 and $40,836,000 December 31, 2011) in Letters of Guarantee of which AED 130,171,000 and AED 132,133,000 (approximately $35,440,000 and $35,973,000, respectively) were utilized at December 31, 2012 and December 31, 2011, respectively. This facility is being renewed on a month-to-month basis.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,323,000 and $1,296,000 at December 31, 2012 and December 31, 2011, respectively), with interest rates of 1.19% and 1.48% plus Egnatia Bank’s prime rate of 5.00% (or 6.19% and 6.48%) at December 31, 2012 and December 31, 2011, collateralized by certain assets of the Company.  There were no borrowings outstanding under this facility at December 31, 2012 and December 31, 2011. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,952,000 and $5,832,000 at December 31, 2012 and December 31, 2011, respectively), of which €1,388,000 (approximately $1,836,000) and €1,270,000 (approximately $1,645,000) had been utilized at December 31, 2012 and December 31, 2011, respectively.  The facility has an expiration date of April 30, 2013. The Company plans to renew this facility prior to the expiration date.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil for 1,700,000, 200,000 and 1,000,000 Brazilian Reais (approximately $830,000, $98,000 and $489,000, respectively, at December 31, 2012), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at December 31, 2012 which are renewed automatically every three months.

At December 31, 2012, the Company had $16,678,000 of available borrowing capacity under its foreign credit agreements.

In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 Brazilian Reais (approximately $10,376,000 at the date of acquisition) and discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time. The discounted amounts at December 31, 2012 and December 31, 2011 were approximately $5,327,000 and $9,236,000. The Company paid the first installment amounting to BR 6,624,000 (approximately $3,508,000) on April 30, 2012. The second payment is due on April 30, 2013.

Over the next five years, scheduled maturities of long term debt are as follows (in thousands):

Years Ending December 31,
2013	$21,769	(1)
2014	1,286
2015	7,495
2016	78,826
2017	59
Total debt	$109,435

(1)          Current maturities for 2013 includes collections anticipated from Libya amounting to $16,169 which must be paid to the lenders under the terms of the Credit Agreement and Term Loan.

Note 10 — Supplemental Cash Flow Information

In 2012 and 2011, the Company recorded increases of $1,720,000 and $3,499,000 in goodwill due to the impact of deferred taxes on the intangible assets acquired in the purchase of additional interests in Gerens Hill in those years.

The Company issues shares of its common stock to its non-employee directors as partial compensation for services on the Company’s Board through the next annual stockholders meeting. Under its 2007 Restricted Stock Grant Plan, the Company issues shares of restricted common stock to certain executives. Information with respect to those plans is in the following table. See Note 12 for further information with respect to these plans.

At December 31, 2012, the Company has included in other current liabilities €7,166,000 (approximately $9,477,000) related to its acquisition of an additional 23.9% interest in Gerens Hill.

On April 28, 2010, the Company issued 1,000,000 shares of its common stock in connection with the earn-out provision of the Merger Agreement with Arpeggio.

Other non-cash activity is provided in the following table.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Interest and related financing fees paid	$16,952	$5,953	$3,441
Income taxes paid	$4,443	$4,129	$3,502

Note 11 — Equity in Earnings of Affiliates

Equity in earnings of affiliates primarily reflects the Company’s ownership of 33.33% of the members’ equity of Stanley Baker Hill, LLC (“SBH”), 50.0% of the members’ equity of Hill Petrol and 50.0% of the members’ equity of Hill TMG.

Stanley Baker Hill

SBH was a joint venture formed in February 2004 between Stanley Consultants, Inc., Michael Baker, Jr. Inc. and Hill. SBH had a contract for an indefinite delivery and indefinite quantity for construction management and general architect-engineer services for facilities in Iraq with the U.S. Army Corps of Engineers. The Iraq Reconstruction Program was completed in late 2010. Revenue for the year ended December 31, 2010 from SBH pursuant to a subcontract agreement amounted to $11,621,000. The Company received no revenue in the years ended December 31, 2012 and 2011. SBH is currently going through the dissolution process.

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

Hill TMG

Hill TMG is a joint venture formed in May 2008 between Talaat Moustafa Group Holding Co. (“TMG”), and Hill. Hill TMG was managing the construction of several of TMG’s largest developments in Egypt and elsewhere in the Middle East. At December 31, 2012 and 2011, the Company reported receivables totaling $0 and $1,679,000, respectively, for work performed by the Company as a subcontractor to Hill TMG. Revenue from Hill TMG pursuant to such subcontract agreement for the years ended December 31, 2011 and 2010 was $79,000 and $1,394,000, respectively. The Company received no revenue in the year ended December 31, 2012. At December 31, 2012, based on an evaluation of its investment in the joint venture, the Company wrote off approximately $750,000, leaving a remaining balance of $706,000.

The following table summarizes the Company’s equity in earnings (losses) of affiliates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Stanley Baker Hill	$—	$—	$1,171
Hill Petrol	—	210	—
Hill TMG	—	—	300
Other	—	(20)	32

Total	$—	$190	$1,503

Note 12 — Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

The 2009 Non-Employee Director Stock Grant Plan covers 200,000 shares of the Company’s common stock. Only the Company’s Non-Employee Directors are eligible to receive grants under the plan. Information with respect to the plan’s activity follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Shares issued	52	24	35
Compensation expense	$150	$150	$150

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan covers 2,000,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan’s activity follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Shares purchased	37	149	53
Aggregate purchase price	$105	$545	$216
Compensation expense	$19	$96	$38

2007 Restricted Stock Grant Plan

The 2007 Restricted Stock Grant Plan covered 340,000 shares of the Company’s common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vested annually over a five-year period commencing on February 28, 2008. Through December 31, 2012, the Company has issued 319,000 shares of its common stock. Under the terms of the plan, no further grants may be made. Information with respect to the plan follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Shares issued	61	62	63
Compensation expense	$180	$976	$1,033

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended, covers 8,000,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2012, a total of 3,304,624 shares of common stock were reserved for future issuance under the plan.

The Black-Scholes option valuation model is used to estimate the fair value of the options.  The following table summarizes the fair value of options granted during 2012, 2011 and 2010 and the assumptions used to estimate the fair value:

	December 31,
	2012	2011	2010
Average expected life (years)	3.66	4.05	4.16
Forfeiture range	0%	0 - 10.5%	0 - 15.0%
Weighted average forfeiture rate	0%	1.7%	0.8%
Dividends	$0.00	$0.00	$0.00
Volatility range	70.8 - 78.4%	44.6 - 67.5%	47.7 - 48.9%
Weighted average volatility	77.5%	52.6%	48.4%
Range of risk-free interest rates	0.36 - 0.86%	0.91 - 2.37%	1.71 - 2.55%
Weighted average risk-free interest rate	0.80%	1.57%	2.21%
Weighted average fair value at grant date	$2.52	$2.58	$2.18

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2012, 2011 and 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
(in thousands, except exercise price		Exercise	Contractual	Intrinsic
and remaining life data)	Options	Price	Life	Value
Outstanding, December 31, 2009	2,039	$5.18
Granted	731	5.81
Exercised	(5)	2.45
Expired	(24)	7.32
Forfeited	(33)	5.90
Outstanding, December 31, 2010	2,708	4.50
Granted	1,264	6.96
Exercised	(16)	2.45
Expired	(76)	6.00
Forfeited	(59)	4.51
Outstanding, December 31, 2011	3,821	5.29
Granted	994	5.17
Exercised	(10)	2.45
Expired	(117)	7.48
Forfeited	(44)	4.94
Outstanding, December 31, 2012	4,644	$5.22	3.12	$—
Exercisable, December 31, 2012	2,161	$5.65	2.50	$—

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2012. At December 31, 2012, the weighted average exercise price of the outstanding options was $5.22 and the closing stock price was $3.66.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2012 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2012	Life	Price	2012	Price
$2.45	745,000	4.19	$2.45	441,000	$2.45
2.70	200,000	2.19	2.70	150,000	2.70
2.85	113,635	4.45	2.85	113,635	2.85
3.89	5,000	5.39	3.89	1,000	3.89
4.12	104,895	1.44	4.12	104,895	4.12
4.19	25,000	3.13	4.19	15,000	4.19
4.25	106,085	2.42	4.25	106,085	4.25
4.37	10,000	3.34	4.37	6,000	4.37
4.92	5,000	3.59	4.92	3,000	4.92
5.29	10,000	5.25	5.29	2,000	5.29
5.31	20,000	4.07	5.31	8,000	5.31
5.47	880,200	4.18	5.47	—
5.73	10,000	5.84	5.73	2,000	5.73
5.83	265,000	4.25	5.83	106,000	5.83
6.24	10,000	4.00	6.24	6,000	6.24
6.31	266,725	4.96	6.31	102,725	6.31
6.32	10,000	2.84	6.32	8,000	6.32
6.41	320,000	2.24	6.41	160,000	6.41
6.50	5,000	5.13	6.50	1,000	6.50
6.65	5,000	5.07	6.65	1,000	6.65
7.32	907,336	3.07	7.32	226,834	7.32
7.43	40,000	1.71	7.43	40,000	7.43
7.57	9,000	1.35	7.57	9,000	7.57
7.67	429,000	1.16	7.67	429,000	7.67
11.10	20,000	2.08	11.10	16,000	11.10
12.82	87,500	2.12	12.82	70,000	12.82
16.79	35,000	1.17	16.79	33,000	16.79
	4,644,376	3.12	$5.22	2,161,174	$5.65

In the years ended December 31, 2012, 2011 and 2010, the Company recorded share-based compensation related to stock options of approximately $2,107,000, $1,845,000 and $1,031,000, respectively, which is included in selling, general and administrative expenses.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2012, 2011 and 2010:

		Average
		Grant Date
(in thousands, except weighted average		Fair Value
grant date fair value)	Options	Per Share
Non-vested options at December 31, 2009	1,576	$1.86
Granted	731	2.18
Vested	(488)	1.91
Forfeited	(33)	2.37
Non-vested options at December 31, 2010	1,786	1.87
Granted	1,264	2.58
Vested	(577)	2.08
Forfeited	(59)	1.94
Non-vested options at December 31, 2011	2,414	2.23
Granted	994	2.52
Vested	(881)	2.12
Forfeited	(44)	2.15
Non-vested options at December 31, 2012	2,483	$2.39

At December 31, 2012, total unrecognized compensation cost related to non-vested options was $4,335,000 and will be recognized over the remaining weighted-average service period of 1.76 years.

Note 13 — Stockholders’ Equity

Stock Repurchase Program

Under its stock repurchase program, the Company is authorized to purchase shares of its common stock up to a total purchase price of $60,000,000. To date, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. Under the terms of its Credit Agreement (see Note 9), the Company may purchase up to an aggregate of $2,000,000 as long as immediately before and after giving effect to the purchase, the Company shall have satisfied the Minimum Liquidity Requirement (see Note 9) and no event of default shall have occurred and be continuing at the time.

Other

On June 11, 2012, the stockholders approved an increase in the Company’s authorized common shares from 75,000,000 shares to 100,000,000 shares.

Note 14 — Income Taxes

The effective tax rates for the years ended December 31, 2012, 2011 and 2010 were (104.2%), 55.6% and 3.1%, respectively. The significant decrease in the Company’s effective tax rate during the year was primarily a result of recording a valuation allowance on the net U.S. deferred tax asset of $17,707,000. In 2012, the Company had a federal, state and local net operating loss from U.S. operations of $15,355,000. This is the third consecutive year of U.S.-based net operating losses and as a result, the Company has established a valuation allowance for all deferred tax assets related to its U.S.-based net operating losses. It is anticipated that the Company’s future tax rate will relate to foreign operations until domestic operations generate profits in the future.

The components of (loss) earnings before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$(19,172)	$(24,438)	$(12,586)
Foreign jurisdictions	6,269	13,317	28,061
	$(12,903)	$(11,121)	$15,475

Income tax (benefit) expense consists of the following:
	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2012:
U.S. Federal	$285	$10,586	$10,871
State and local	(12)	(1,684)	(1,696)
Foreign jurisdictions	7,913	(3,646)	4,267
	$8,186	$5,256	$13,442
Year ended December 31, 2011:
U.S. Federal	$171	$(6,084)	$(5,913)
State and local	289	(1,560)	(1,271)
Foreign jurisdictions	5,157	(4,159)	998
	$5,617	$(11,803)	$(6,186)
Year ended December 31, 2010:
U.S. Federal	$(2,511)	$(2,608)	$(5,119)
State and local	(2)	(1,397)	(1,399)
Foreign jurisdictions	8,044	(1,045)	6,999
	$5,531	$(5,050)	$481

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Statutory federal income tax	$(4,387)	$(3,781)	$5,261
Foreign tax benefit for earnings taxed at lower rates	1,837	(4,236)	(10,486)
Reversal of foreign net operating loss carry forward	—	5,544	—
Change in the valuation allowance	18,258	(3,894)	2,096
Net liability (reductions) additions for uncertain tax positions	(350)	(906)	3,714
Settlement of tax audits	—	437	—
Excess compensation	170	170	204
State and local income taxes, net of federal income tax benefit	(1,065)	(790)	(925)
Stock options	(356)	570	242
Minority interest	—	353	—
Deferred tax adjustment	(497)	27	—
Other	(168)	320	375
Total	$13,442	$(6,186)	$481

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$15,340	$9,185
Amortization of intangibles	7,626	5,653
Net operating loss carry forward - foreign operations	5,590	4,091
Compensated absences	2,358	1,738
Share based compensation	1,984	1,077
Labor contingencies	1,438	286
Allowance for uncollectible accounts	1,360	1,012
Bonus accrual	998	394
Deferred income	714	1,003
Foreign tax credit	668	173
Marketable securities	422	20
Foreign income taxes on currency translations	—	589
Other	536	218
Total gross deferred tax assets	39,034	25,439
Valuation allowances	(22,421)	(4,163)
Net deferred tax assets	16,613	21,276

Deferred tax liabilities:
Intangible assets in foreign subsidiaries	(15,468)	(14,102)
Depreciation	(1,471)	(914)
Prepaid expenses	(689)	(582)
Change in tax method	(101)	(337)
Foreign income taxes on currency translations	(47)	—
Total gross deferred tax liabilities	(17,776)	(15,935)
Net deferred tax liabilities	$(1,163)	$5,341

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$2,187	$2,716
Non-current deferred tax assets	14,426	18,186
Current deferred tax liabilities	(101)	(337)
Non-current deferred tax liabilities	(17,675)	(15,224)
	$(1,163)	$5,341

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance.

In prior years, the Company had projected significant future income from its majority-owned subsidiary HillStone related to a June 2011 contract for a housing development in Iraq. However, to date the Iraq housing development has not moved forward. Without the anticipated income from HillStone, the Company generated a net operating loss of $15,355,000 in 2012. The Company also generated net operating losses in 2011 and 2010. At December 31, 2012, the Company has recorded a net U.S. deferred tax asset of $17,707,000 primarily related to the U.S. federal and state net operating losses of approximately $38,400,000 and $41,600,000, respectively.  Management believes that it is more likely than not that the Company will not be able to utilize its U.S. related deferred tax assets. As a consequence, the Company recorded a valuation allowance reserve by $17,707,000 at December 31, 2012.

At December 31, 2012 and 2011, there were approximately $20,337,000 and $17,432,000, respectively, of gross foreign net operating loss carry forwards.  The majority of these net operating loss carry forwards have an unlimited carry forward period.  A valuation allowance of $4,714,000 and $4,092,000 was recorded at December 31, 2012 and 2011, respectively, primarily related to the foreign net operating losses.  It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Due to the merger of two of the Company’s foreign subsidiaries on September 30, 2011, the gross foreign net operating loss was reduced by $18,610,000. The Company recorded an income tax expense related to the reduction of the deferred tax asset and an offsetting income tax benefit to reduce the valuation allowance related to the net operating loss.

The Company has made no provision for U.S. taxes on $93,388,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

In 2012, the deferred tax asset and additional paid in capital were increased by $161,000 and in 2011,the deferred tax asset and additional paid in capital were reduced by $245,000 to record the differential between book expense and tax expense related to the vesting of restricted stock.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2012 and 2011 including interest and penalties:

	Years Ended December 31,
	2012	2011
	(in thousands)
Balance, beginning of year	$5,383	$6,289
Reductions due to lapse of statute of limitations	(378)	(999)
Reductions based on tax positions related to prior years	—	(516)
Additions based on tax positions related to prior years	28	609
Balance, end of year	$5,033	$5,383

The Company files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions.  The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2009. A U.S. federal income tax examination was completed for the taxable years ended December 31, 2009 and 2010. The Company agreed to a total proposed adjustment of $437,000 which has been included in income tax expense in 2011.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both December 31, 2012 and 2011, the Company has accrued $100,000 related to potential interest and penalties.

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

The maximum potential future payment under these arrangements at December 31, 2012 was 53,373,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2012 and 2011 were $21,226,000 and $7,761,000, respectively. The increase results from a requirement that the Company provide cash collateral to support letters of credit related to new work in the Middle East.

Acquisition-related

On February 15, 2008, the Company’s subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Gerens Hill International, S.A. (“Gerens Hill”). In connection with the acquisition, Gerens Hill’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. See Note 3 for further information regarding certain minority shareholders’ exercise of their Gerens Put Option during 2012.

On February 28, 2011, the Company’s majority-owned subsidiary Gerens Hill acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000). A minimum additional payment was made on April 30, 2012 in the amount of BR 6,624,000 (approximately $3,508,000 on that date). A minimum additional payment is due on April 30, 2013 in the amount of BR 7,400,000 (approximately $3,615,000 at December 31, 2012). Under certain circumstances, the Company may be required to pay BR 5,000,000 (approximately $2,468,000 at December 31, 2012) in addition to the minimum payments. Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Gerens Hill to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Gerens Hill also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Gerens Hill, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

Other

The Company has identified a potential employment tax liability related to certain foreign subsidiaries treatment of certain individuals as independent contractors rather than as employees. The Company has estimated the potential liability to be approximately $4,000,000 and has reflected that amount in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2012 and in other liabilities in the consolidated balance sheet at December 31, 2012. Should any liability arise from employment tax liabilities generated for periods prior to the acquisition of the subsidiaries, the Company believes it would be able to recover any such exposure because the Company is indemnified by the subsidiaries’ former shareholders.

Note 16 — Operating Leases

The Company has numerous operating leases which have various expiration dates through April 1, 2021.  Rent expense was approximately $12,538,000, $13,329,000 and $11,543,000 for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.  The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2012, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2013	11,860
2014	7,332
2015	5,847
2016	4,239
2017	3,523
Thereafter	8,175
Total	$40,976

Note 17 - Benefit Plans

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees.  The terms of the 401(k) Plan define qualified employees as those over 21 years of age.  Through April 30, 2012, the Company matched 50% of the employee contributions up to 6% of employee compensation.  Effective May 1, 2102, the Company suspended its matching contribution. Effective January 1, 2013, the Company matches 50% of employee contributions up to 2% of employee compensation. For the years ended December 31, 2012, 2011 and 2010, the Company recognized expense amounting to $666,000, $1,828,000 and $1,768,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 18 — Business Segment Information

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

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	2012		2011		2010
Project Management	$312,232	74.8%	$290,787	72.8%	$286,466	75.0%
Construction Claims	105,366	25.2	108,467	27.2	95,633	25.0
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

Total Revenue:

	2012		2011		2010
Project Management	$372,281	77.4%	$389,715	77.7%	$352,796	78.1%
Construction Claims	108,500	22.6	111,741	22.3	98,962	21.9
Total	$480,781	100.0%	$501,456	100.0%	$451,758	100.0%

Operating (Loss) Profit:

	2012	2011	2010
Project Management before equity in earnings of affiliates	$23,273	$17,673	$34,568
Equity in earnings of affiliates	—	190	1,503
Total Project Management	23,273	17,863	36,071
Construction Claims	8,071	9,488	10,011
Corporate	(26,097)	(31,210)	(27,463)
Total	$5,247	$(3,859)	$18,619

Depreciation and Amortization Expense:

	2012	2011	2010
Project Management	$9,172	$11,935	$6,070
Construction Claims	2,998	3,345	2,753
Subtotal segments	12,170	15,280	8,823
Corporate	260	360	1,178
Total	$12,430	$15,640	$10,001

Consulting Fee Revenue by Geographic Region:

	2012		2011		2010
U.S./Canada	$117,593	28.2%	$115,378	28.9%	$102,092	26.7%
Latin America	51,820	12.4	48,188	12.1	2,464	0.6
Europe	84,267	20.2	90,049	22.5	97,003	25.4
Middle East	134,037	32.1	108,720	27.2	102,538	26.9
North Africa	13,591	3.3	17,451	4.4	66,179	17.3
Asia/Pacific	16,290	3.8	19,468	4.9	11,823	3.1
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

U.S.	$114,368	27.4%	$112,098	28.1%	$99,885	26.1%
Non-U.S.	303,230	72.6	287,156	71.9	282,214	73.9
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

For the year ended December 31, 2012, Middle East consulting fee revenue included $61,729,000 representing (14.8% of CFR) attributable to the United Arab Emirates and Latin America consulting fee revenue included $45,663,000 (10.9% of CFR) attributable to Brazil. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the year ended December 31, 2011, Middle East consulting fee revenue included $66,147,000 representing (16.6% of CFR) attributable to the United Arab Emirates and Latin America consulting fee revenue included $42,688,000 (10.7% of CFR) attributable to Brazil. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the year ended December 31, 2010, Middle East consulting fee revenue included $60,159,000 representing (15.7% of CFR) attributable to the United Arab Emirates. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	2012		2011		2010
U.S./Canada	$167,682	34.9%	$207,906	41.5%	$161,840	35.8%
Latin America	52,046	10.8	48,547	9.7	2,512	0.6
Europe	90,624	18.8	95,227	19.0	102,213	22.6
Middle East	138,731	28.9	110,683	22.1	104,357	23.1
North Africa	15,303	3.2	19,349	3.8	68,328	15.1
Asia/Pacific	16,395	3.4	19,744	3.9	12,508	2.8
Total	$480,781	100.0%	$501,456	100.0%	$451,758	100.0%

U.S.	$164,347	34.2%	$204,629	40.8%	$159,633	35.3%
Non-U.S.	316,434	65.8	296,827	59.2	292,125	64.7
Total	$480,781	100.0%	$501,456	100.0%	$451,758	100.0%

For the year ended December 31, 2012, Middle East total revenue included $63,072,000 (13.1% of total revenue) attributable to the United Arab Emirates. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the year ended December 31, 2011, Middle East total revenue included $67,537,000 (13.5% of total revenue) attributable to the United Arab Emirates. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the year ended December 31, 2010, Middle East total revenue included $61,254,000 (13.6% of total revenue) attributable to the United Arab Emirates. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	2012		2011		2010
U.S. federal government	$12,877	3.1%	$11,667	2.9%	$24,731	6.5%
U.S. state, regional and local governments	61,790	14.8	64,734	16.2	55,075	14.4
Foreign governments	96,242	23.0	85,756	21.5	120,226	31.5
Private sector	246,689	59.1	237,097	59.4	182,067	47.6
Total	$417,598	100.0%	$399,254	100.0%	$382,099	100.0%

Total Revenue By Client Type:

	2012		2011		2010
U.S. federal government	$15,429	3.2%	$13,885	2.8%	$26,652	5.9%
U.S. state, regional and local governments	82,898	17.2	150,818	30.1	102,067	22.6
Foreign governments	102,136	21.2	91,375	18.2	126,155	27.9
Private sector	280,318	58.4	245,378	48.9	196,884	43.6
Total	$480,781	100.0%	$501,456	100.0%	$451,758	100.0%

Total Assets by Geographic Region:

	December 31,
	2012	2011
U.S./Canada	$115,621	$118,805
Latin America	42,088	50,151
Europe	110,013	103,871
Middle East	81,185	63,681
North Africa	66,772	65,048
Asia/Pacific	5,994	5,956
Total	$421,673	$407,512

U.S.	$114,035	$117,348
Non-U.S.	307,638	290,164
	$421,673	$407,512

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2012	2011
U.S./Canada	$4,700	$6,070
Latin America	1,278	1,804
Europe	2,334	2,088
Middle East	2,344	2,371
North Africa	191	284
Asia/Pacific	421	493
Total	$11,268	$13,110

U.S.	$4,697	$6,061
Non-U.S.	6,571	7,049
Total	$11,268	$13,110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2013 expressed an unqualified opinion thereon.

As discussed in Note 4 to the consolidated financial statements, the Company has significant accounts receivable from its operations in Libya. The political unrest in this country has had an impact on the Company’s collection efforts. Due to these circumstances, if the Company is unable to collect these outstanding accounts receivable, the Company’s financial condition could be significantly impacted.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2012. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Edison, New Jersey

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Edison, New Jersey

March 18, 2013

Quarterly Results (Unaudited)

The following is a summary of certain quarterly financial information for fiscal years 2012 and 2011:

(in thousands, except per share data)	First	Second	Third	Fourth
Year Ended December 31, 2012	Quarter	Quarter	Quarter	Quarter (1)	Total
Consulting fee revenue	$99,197	$104,069	$103,565	$110,767	$417,598
Total revenue	115,813	119,428	119,887	125,653	480,781
Gross profit	40,735	44,268	45,106	47,917	178,026
Operating (loss) profit	(2,737)	3,197	5,090	(303)	5,247
Net (loss) earnings	(6,537)	518	1,442	(21,768)	(26,345)
Net (loss) earnings attributable to Hill	(6,736)	(324)	1,304	(22,461)	(28,217)
Basic (loss) earnings per common share	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)
Diluted (loss) earnings per common share	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)

(1)          During the fourth quarter of 2012, the Company evaluated its U.S.-based net operating losses and established a valuation allowance of approximately $17,707. See Note 14 to the consolidated financial statements. Also during the fourth quarter of 2012, the Company established a reserve of $4,000 related to a potential employment tax liability at certain foreign subsidiaries.

Year Ended December 31, 2011
Consulting fee revenue	$94,272	$102,951	$102,463	$99,568	$399,254
Total revenue	123,010	126,935	128,878	122,633	501,456
Gross profit	38,929	43,505	43,668	45,161	171,263
Operating (loss) profit	(5,293)	824	1,885	(1,275)	(3,859)
Net (loss) earnings	(5,378)	(196)	385	254	(4,935)
Net (loss) earnings attributable to Hill	(5,596)	(497)	654	(578)	(6,017)
Basic (loss) earnings per common share	$(0.15)	$(0.01)	$0.02	$(0.02)	$(0.16)
Diluted (loss) earnings per common share	$(0.15)	$(0.01)	$0.02	$(0.02)	$(0.16)

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                          Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2012, has issued an audit report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Form 10-K.

(c)          Changes in Internal Control.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                                  Other Information.

Not applicable.

Part III

Item 10.                                      Directors, Executive Officers and Corporate Governance.

The information in our 2013 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2013 Proxy Statement is incorporated by reference in this section.

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

Item 11.                                      Executive Compensation.

The information appearing in our 2013 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, and “Executive Compensation” is incorporated by reference in this section.

Item 12.                                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 12 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
	A	B	C

Equity compensation plans approved by security holders	4,644,376	$5.65	4,844,619	(1)(2)

Equity compensation plans not approved by security holders	—	—	—

Total	4,644,376	$5.65	4,844,619

(1)          Includes 3,304,624 shares which remain available for future issuance under our 2006 Employee Stock Option Plan, 1,481,690 shares which remain available for future issuance under our 2008 Employee Stock Purchase Plan and 58,305 shares which remain available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.

(2)          On January 11, 2013, the Company granted options to purchase (1) 950,000 shares of its common stock at an exercise price of $3.67 each and (2) 1,000,000 shares of its common stock at an exercise price of $4.04 each. The table above does not reflect the effect of these grants.

Item 13.                                      Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2013 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section

Item 14.                                      Principal Accounting Fees and Services.

The information appearing in our 2013 Proxy Statement under the headings “Independent Auditors” and “Audit Committee Report” is incorporated by reference in this section.

PART IV

Item 15.                                               Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2012 and December 31, 2011, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

(b) Exhibits

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)

3.2	Amended and Restated By-laws of Hill International, Inc.(3)

3.3	Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.

4.1	Specimen Common Stock Certificate.(4)

10.1*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(5)

10.2*	Employment Agreement between the Company and Irvin E. Richter.(6)

10.3*	Employment Agreement between the Company and David L. Richter.(7)

10.4	Limited Liability Company Agreement of Stanley Baker Hill, LLC.(8)

10.5	Joint Venture Operating Agreement dated April 8, 2004 of Stanley Baker Hill, LLC.(9)

10.6	Subconsultant Agreement dated August 27, 2004 between Hill International, Inc. and Stanley Baker Hill, LLC.(10)

10.7	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(11)

10.8	Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A.(12)

10.9

Forbearance Agreement, dated as of June 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined in the Credit Agreement).(13)

10.10

First Amendment to Forbearance Agreement, dated as of August 16, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(14)

10.11

Second Amendment to Forbearance Agreement, dated as of September 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(15)

10.12

Forbearance and First Amendment to Credit Agreement, dated as of October 17, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(16)

10.13

Limited Waiver and Second Amendment to Credit Agreement dated March 6, 2012 between Hill International, Inc., as borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Credit Agreement).(17)

10.14

Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent. (18)

10.15

Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International Inc. and certain of its subsidiaries party thereto in favor of Obsidian Agency Services, Inc. as administrative agent.(19)

10.16

Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, each lender from time to time party thereto, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(20)

10.17

Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International, Inc. and certain of its subsidiaries party thereto in favor of Obsidian Agency Services, Inc. as administrative agent.(21)

10.18	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Fund VI, LLC for $28,000,000.(22)

10.19	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Partners V, LLC for $46,666,667.(23)

10.20	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Expansion Fund, LLC for $8,000,000.(24)

10.21	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Opportunities Fund, LLC for $17,333,333.(25)

10.22	Trademark Security Agreement, dated as of October 18, 2012, made by Hill International, Inc. in favor of Obsidian Agency Services, Inc.(26)

10.23	Intercreditor Agreement, dated as of October 18, 2012, by and between Bank of America, N.A. and Obsidian Agency Services, Inc. (27)

10.24	Letter, dated as of October 18, 2012, from Hill International, Inc. to Obsidian Agency Services, Inc., as Administrative Agent regarding Fee Letter.(28)

10.25*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan.(29)

10.26*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(30)

10.27*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(31)

14	Code of Ethics. (32)

21	Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

(5)                              Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.

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

(14)                            Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(15)                            Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(16)                            Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011 and incorporated herein by reference.

(17)                            Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2012 and incorporated herein by reference.

(18)                            Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(19)                            Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(20)                            Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(21)                           Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(22)                            Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(23)                            Included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(24)                            Included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(25)                            Included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(26)                            Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(27)                            Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(28)                            Included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(29)*                     Included as Exhibit 4.5 to the Registrant’s Registration on Form S-8 (No. 333-155332), filed on June 19, 2009 and incorporated herein by reference.

(30)*                     Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(31)*                     Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.

(32)                        Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Irvin E. Richter

Irvin E. Richter

Chairman and Chief Executive Officer

Date: March 18, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ Irvin E. Richter	By:	/s/ William J. Doyle
Irvin E. Richter		William J. Doyle
Chairman, Chief Executive Officer and Director		Director
(Principal Executive Officer)		Date: March 18, 2013
Date: March 18, 2013

By:	/s/ David L. Richter	By:	/s/ Brian W. Clymer
David L. Richter		Brian W. Clymer
President, Chief Operating Officer and Director		Director
Date: March 18, 2013		Date: March 18, 2013

By:	/s/ John Fanelli III	By:	/s/ Alan S. Fellheimer
John Fanelli III		Alan S. Fellheimer
Senior Vice President and Chief Financial Officer		Director
(Principal Financial Officer)		Date: March 18, 2013
Date: March 18, 2013

By:	/s/ Camille S. Andrews	By:	/s/ Steven M. Kramer
Camille S. Andrews		Steven M. Kramer
Director		Director
Date: March 18, 2013		Date: March 18, 2013

By:	/s/ Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: March 18, 2013

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

			Other -	Uncollectible
			Allowance	Receivables
	Balance at	Additions	Acquired in	Written off,	Balance at
	Beginning of	Charged to	Business	Net of	End of
	Fiscal Year	Earnings	Combinations	Recoveries	Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2012	$9,181	$3,209	$	$(2,122)	$10,268

Fiscal year ended December 31, 2011	$9,457	$3,178	$75	$(3,529)	$9,181

Fiscal year ended December 31, 2010	$9,780	$2,234	$—	$(2,557)	$9,457