Form 10-Q
period 2013-03-31
Hill International, Inc.
filed 2013-05-10
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

There were 38,669,750 shares of the Registrant’s Common Stock outstanding at April 30, 2013.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$15,457	$16,716
Cash - restricted	10,342	12,091
Accounts receivable, less allowance for doubtful accounts of $7,572 and $10,268	231,863	211,176
Accounts receivable - affiliates	755	1,260
Prepaid expenses and other current assets	12,075	10,395
Income taxes receivable	3,537	3,445
Deferred income tax assets	2,086	2,187
Total current assets	276,115	257,270
Property and equipment, net	11,076	11,268
Cash - restricted, net of current portion	9,345	9,135
Retainage receivable	4,191	3,946
Acquired intangibles, net	26,322	28,248
Goodwill	82,587	84,007
Investments	7,626	8,275
Deferred income tax assets	14,388	14,426
Other assets	4,873	5,098
Total assets	$436,523	$421,673
Liabilities and Stockholders’ Equity
Due to banks	$—	$21
Current maturities of notes payable and long-term debt	20,899	21,769
Accounts payable and accrued expenses	95,115	90,306
Income taxes payable	6,877	6,955
Deferred revenue	18,245	17,156
Deferred income taxes	55	101
Other current liabilities	5,247	13,827
Total current liabilities	146,438	150,135
Notes payable and long-term debt, net of current maturities	103,563	87,666
Retainage payable	4,586	4,163
Deferred income taxes	16,846	17,675
Deferred revenue	15,609	9,652
Other liabilities	10,797	11,279
Total liabilities	297,839	280,570

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 45,102 and 45,097 shares issued at March 31, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	130,535	129,913
Retained earnings	45,029	45,409
Accumulated other comprehensive loss	(22,888)	(20,015)
	152,681	155,312
Less treasury stock of 6,434 shares, at cost	(27,766)	(27,766)
Hill International, Inc. share of equity	124,915	127,546
Noncontrolling interests	13,769	13,557
Total equity	138,684	141,103
Total liabilities and stockholders’ equity	$436,523	$421,673

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012

Consulting fee revenue	$122,556	$99,197
Reimbursable expenses	13,517	16,616
Total revenue	136,073	115,813

Cost of services	72,698	58,462
Reimbursable expenses	13,517	16,616
Total direct expenses	86,215	75,078

Gross profit	49,858	40,735

Selling, general and administrative expenses	42,459	43,472
Operating profit (loss)	7,399	(2,737)

Interest and related financing fees, net	5,487	4,841

Earnings (loss) before income taxes	1,912	(7,578)
Income tax expense (benefit)	1,874	(1,041)

Net earnings (loss)	38	(6,537)
Less: net earnings - noncontrolling interests	418	199

Net loss attributable to Hill International, Inc.	$(380)	$(6,736)

Basic loss per common share - Hill International, Inc.	$(0.01)	$(0.17)
Basic weighted average common shares outstanding	38,664	38,526

Diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.17)
Diluted weighted average common shares outstanding	38,664	38,526

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net earnings (loss)	$38	$(6,537)
Foreign currency translation adjustment, net of tax	(2,895)	2,355
Other, net	22	72
Comprehensive loss	(2,835)	(4,110)
Comprehensive (loss) earnings attributable to noncontrolling interests	(206)	702
Comprehensive loss attributable to Hill International, Inc.	$(2,629)	$(4,812)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$38	$(6,537)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,539	3,305
Reduction of note payable to Engineering S.A.	(875)	—
Provision for bad debts	456	215
Interest accretion on term loan	1,889	—
Deferred tax provision (benefit)	(331)	397
Stock based compensation	618	473
Issuance of restricted stock	—	161
Changes in operating assets and liabilities, net:
Restricted cash	2,116	(247)
Accounts receivable	(28,318)	5,727
Accounts receivable - affiliate	505	36
Prepaid expenses and other current assets	(2,010)	(87)
Income taxes receivable	(235)	(941)
Retainage receivable	(245)	1,217
Other assets	345	736
Accounts payable and accrued expenses	7,543	(2,650)
Income taxes payable	405	(2,179)
Deferred revenue	6,796	5,209
Other current liabilities	789	909
Retainage payable	427	(2,031)
Other liabilities	(319)	(209)
Net cash (used in) provided by operating activities	(7,867)	3,504

Cash flows from investing activities:
Payment for additional interest in subsidiary	(9,325)	—
Payments for purchase of property and equipment	(1,028)	(361)
Sale of investment	—	3,149
Contributions to affiliate	(5)	—
Net cash (used in) provided by investing activities	(10,358)	2,788

Cash flows from financing activities:
Due to bank	(21)	(1,299)
Payments on notes payable	(38)	(605)
Net borrowings on revolving loans	14,215	4,036
Proceeds from stock issued under employee stock purchase plan	12	24
Proceeds from exercise of stock options	—	2
Net cash provided by financing activities	14,168	2,158
Effect of exchange rate changes on cash	2,798	(1,676)
Net (decrease) increase in cash and cash equivalents	(1,259)	6,774
Cash and cash equivalents — beginning of period	16,716	17,924
Cash and cash equivalents — end of period	$15,457	$24,698

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

Note 2 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2013	December 31, 2012
Billed	$198,695	$181,075
Retainage, current portion	5,306	5,022
Unbilled	35,434	35,347
	239,435	221,444
Allowance for doubtful accounts	(7,572)	(10,268)
Total	$231,863	$211,176

At March 31, 2013, the accounts receivable related to work performed prior to March 2011 under contracts in Libya amounted to approximately $60,000,000. With the advent of the elections in Libya in July 2012, the forming of a new National Congress in August 2012 and appointment of a new prime minister and cabinet in October 2012, we believe that the Libyan government will soon focus on reviving the country’s economy. We have had ongoing discussions with Libyan government officials who have indicated that our payments will be forthcoming. These officials are many of the same individuals that we dealt with prior to the political unrest. Based on those discussions and public statements from the new Libyan government, we believe that we will begin to receive payments and new work during 2013. However, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position if we do not realize those receipts.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$35,797	$14,739	$36,506	$14,175
Acquired contract rights	10,439	7,483	10,449	6,931
Trade names	2,997	689	3,042	643
Total	$49,233	$22,911	$49,997	$21,749

Intangible assets, net	$26,322		$28,248

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2013	2012
$1,579	$2,194

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2013 (remaining 9 months)	$4,362
2014	4,767
2015	4,443
2016	3,735
2017	2,975

Note 5 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2013 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2012	$57,231	$26,776	$84,007
Translation adjustments	(513)	(907)	(1,420)
Balance, March 31, 2013	$56,718	$25,869	$82,587

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$30,476	$24,486
Accrued payroll and related expenses	35,808	33,750
Accrued subcontractor fees	4,806	8,253
Accrued agency fees	16,010	16,239
Accrued legal and professional fees	2,998	3,303
Other accrued expenses	5,017	4,275
	$95,115	$90,306

Note 7 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit loan payable under Credit Agreement. The weighted average interest rate of all borrowings was 8.07% and 7.78% at March 31, 2013 and December 31, 2012, respectively.	$38,100	$22,300

Term loan payable	78,409	76,520

Revolving credit facilities with a consortium of banks in Spain	3,280	5,021

Payment due for the Engineering S.A. acquisition	4,452	5,327

Other notes payable	221	267
	124,462	109,435
Less current maturities	20,899	21,769
Notes payable and long-term debt, net of current maturities	$103,563	$87,666

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009, (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., and Bank of America, N.A., as Administrative Agent. The Credit Agreement has been amended from time to time thereafter, and on October 18, 2012, the Company entered into a Third Amendment to Credit Agreement pursuant to which the Company is required to comply with a consolidated leverage ratio, a consolidated fixed charge ratio and a senior leverage ratio.

The following tables set forth the requirements for the consolidated leverage ratio, consolidated fixed charge ratio and the senior leverage ratio for the period ended March 31, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
Not to exceed 6.25 to 1.00	Not less 1.00 to 1.00	Not to exceed 2.25 to 1.00

The following table presents the Company’s actual ratios at March 31, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio

5.64 to 1.00	1.15 to 1.00	2.17 to 1.00

At March 31, 2013, the Company had $16,407,000 in outstanding letters of credit pursuant to the Credit Agreement. Due to conditions of the Credit Agreement, as amended, total remaining availability was $10,493,000.

Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012. Borrowings under the Term Loan Agreement are collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries. The maturity date of the Term Loan is October 18, 2016.

The Company will pay interest on amounts outstanding from time to time under the Term Loan at a rate per annum equal to 7.50%; provided, however, such rate may be increased to 9.50% per annum if fixed price contracts (as defined under the Term Loan Agreement) or certain accounts receivable of the Company and its subsidiaries exceed percentages specified in the Term Loan Agreement.

Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter.  The Fee Letter requires the Company to pay to the Lenders an exit fee (the “Exit Fee”), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the “Exit Date”).  “Exit Fee” means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return (the “IRR”) to the Term Loan Lenders on the Exit Date being equal to, but no greater than, 20%; provided, that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000.  The IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

At March 31, 2013, the Company was in compliance with all of the Term Loan covenants.

Other Debt Arrangements

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,232,000 and $7,460,000 at March 31, 2013 and December 31, 2012). At March 31, 2013 and December 31, 2012, total borrowings outstanding were €2,558,000 and €3,796,000 (approximately $3,280,000 and $5,021,000, respectively).

Gerens also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,500,000 (approximately $1,923,000 and $1,984,000) at March 31, 2013 and December 31, 2012, respectively. The interest rate at March 31, 2013 and December 31, 2012 is the three-month EURIBOR rate of 0.54% plus 3.00% (or 3.54%) but no less than 5.00%. At both March 31, 2013 and December 31, 2012, there were no borrowings under this facility.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both March 31, 2013 and December 31, 2012) collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 3.75% and 4.30%, at March 31, 2013 and December 31, 2012, respectively) but no less than 5.50%. There were no amounts outstanding at March 31, 2013 and December 31, 2012. This facility is being renewed on a month-to-month basis.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED 150,000,000 (approximately $40,842,000 at March 31, 2013 and $40,839,000 December 31, 2012) in Letters of Guarantee of which AED 129,080,000 and AED 130,171,000 (approximately $35,146,000 and $35,440,000, respectively) were utilized at March 31, 2013 and December 31, 2012, respectively.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,282,000 and $1,323,000 at March 31, 2013 and December 31, 2012, respectively), with interest rates of 0.63% and 1.19% plus Egnatia Bank’s prime rate of 5.00% (or 5.63% and 6.19%) at March 31, 2013 and December 31, 2012, collateralized by certain assets of the Company.  There were no borrowings outstanding under this facility at March 31, 2013 and December 31, 2012. The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,770,000 and $5,952,000 at March 31, 2013 and December 31, 2012, respectively), of which €1,399,000 (approximately $1,794,000) and €1,388,000 (approximately $1,836,000) had been utilized at March 31, 2013 and December 31, 2012, respectively.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil for 1,700,000 Brazilian Reais (BRL), 200,000 BRL and 1,000,000 BRL (approximately $841,000, $99,000 and $495,000, respectively, at March 31, 2013), with monthly interest rates of 2.87%, 5.30% and 2.75%, respectively. There were no borrowings outstanding on any of these facilities at March 31, 2013 or December 31, 2012.

A revolving credit facility with Barclays Bank PLC for up to £350,000 (approximately $532,000 and $566,000 at March 31, 2013 and December 31, 2012, respectively), with interest rates of 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at March 31, 2013 and December 31, 2012, collateralized by cross guarantees of several of the United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client. There were no outstanding borrowings under this facility as of at March 31, 2013 and December 31, 2012,

At March 31, 2013, the Company had $12,255,000 of available borrowing capacity under its foreign credit agreements.

In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 BRL (approximately $10,376,000 at the date of acquisition) and discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time. The Company paid the first installment amounting to 6,624,000 BRL (approximately $3,508,000) on April 30, 2012. The discounted amounts at March 31, 2013 and December 31, 2012 were approximately $4,452,000 and $5,327,000. Because Engineering S.A. did not meet the profitability forecasted at the date of acquisition, the second installment has been reduced by approximately $875,000 which has been credited to selling, general and administrative expenses in the consolidated statement of operations for the three-month period ended March 31, 2013. The second installment was due on April 30, 2013 and is expected to be paid during May 2013.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three months ended March 31,
	2013	2012
Interest and related financing fees paid	$2,967	$4,679
Income taxes paid	$1,484	$1,374
Payment for additional equity interest in Gerens Hill	$9,325	$—

Note 9 — Loss per Share

Basic loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive. The total number of such shares excluded from diluted loss per common share was 6,157,000 shares and 3,943,000 shares for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 10 — Share-Based Compensation

At March 31, 2013, the Company had 6,588,376 options outstanding with a weighted average exercise price of $4.82. During the three-month period ended March 31, 2013, the Company granted 1,000,000 options which vest over a four-year period and 950,000 options which vest over a five-year period. The options have a weighted average exercise price of $3.86 and a weighted-average contractual life of 5.97 years. The aggregate fair value of the options was $3,871,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—4.36 years; volatility—72.0% and risk-free interest rate—0.78%. During the three-month period ended March 31, 2013, options for 6,000 shares with a weighted average exercise price of $4.98 were forfeited.

During the three-month period ended March 31, 2013, employees purchased 4,968 common shares for an aggregate purchase price of approximately $12,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $610,000 and $634,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 11 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2013 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
Stockholders’ equity, December 31, 2012	$141,103	$127,546	$13,557
Net earnings (loss)	38	(380)	418
Other comprehensive loss	(3,079)	(2,873)	(206)
Comprehensive (loss) earnings	(3,041)	(3,253)	212
Additional paid in capital	622	622	—
Stockholders’ equity, March 31, 2013	$138,684	$124,915	$13,769

Note 12 — Income Taxes

During the three-month periods ended March 31, 2013 and 2012, there was no change in the reserve for uncertain tax positions. The reserves for uncertain tax positions amounted to $5,033,000 at March 31, 2013 and December 31, 2012, respectively, and are included in “Other liabilities” in the consolidated balance sheets.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2013, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The effective tax rates for the three-month periods ended March 31, 2013 and 2012 were 98.0% and 13.7%, respectively. The increase in the Company’s effective tax rate was primarily a result of not recording an income benefit related to the current year U.S. net operating loss.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projects, and historical financial performance. Based upon this evaluation, management believes that it is more likely than not that the Company will not be able to utilize its U.S. related deferred tax assets. As a consequence, the Company recorded an additional valuation allowance reserve on its estimated U.S. deferred tax assets recorded in 2013.

Note 13 — Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims) and secondarily by their geography (U.S./Canada, Latin America, Europe, the Middle East, North Africa and Asia/Pacific).

The Project Management business segment provides extensive construction and project management services to owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, and labor compliance services.

The Construction Claims business segment provides such services as claims consulting, management consulting, litigation support, expert witness testimony, cost/damages assessment, delay/disruption analysis, adjudication, lender advisory, risk management, forensic accounting, fraud investigation and Project Neutral services to clients worldwide.

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables provide selected financial data for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended March 31,
	2013		2012
Project Management	$94,998	77.5%	$73,141	73.7%
Construction Claims	27,558	22.5	26,056	26.3
Total	$122,556	100.0%	$99,197	100.0%

Total Revenue:

	Three months ended March 31,
	2013		2012
Project Management	$107,579	79.1%	$89,038	76.9%
Construction Claims	28,494	20.9	26,775	23.1
Total	$136,073	100.0%	$115,813	100.0%

Operating profit (loss):

	Three months ended March 31,
	2013	2012
Project Management	$12,356	$3,555
Construction Claims	2,439	1,180
Corporate	(7,396)	(7,472)
Total	$7,399	$(2,737)

Depreciation and Amortization Expense:

	Three months ended March 31,
	2013	2012
Project Management	$1,826	$2,459
Construction Claims	648	801
Subtotal segments	2,474	3,260
Corporate	65	45
Total	$2,539	$3,305

Consulting Fee Revenue by Geographic Region:

	Three months ended March 31,
	2013		2012
U.S./Canada	$29,361	24.0%	$28,535	28.8%
Latin America	13,558	11.1	13,532	13.6
Europe	19,614	16.0	21,598	21.8
Middle East	50,815	41.5	28,999	29.2
North Africa	4,022	3.3	2,595	2.6
Asia/Pacific	5,186	4.1	3,938	4.0
Total	$122,556	100.0%	$99,197	100.0%

U.S.	$28,539	23.3%	$27,663	27.9%
Non-U.S.	94,017	76.7	71,534	72.1
Total	$122,556	100.0%	$99,197	100.0%

For the quarter ended March 31, 2013, consulting fee revenue for the United Arab Emirates amounted to $17,911,000 representing 14.6% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended March 31, 2012, consulting fee revenue for the United Arab Emirates amounted to $14,603,000 representing 14.7% of the total and Brazil’s consulting fee revenue amounted to $11,829,000 representing 11.9% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three months ended March 31,
	2013		2012
U.S./Canada	$39,669	29.2%	$42,165	36.4%
Latin America	13,637	10.0	13,639	11.8
Europe	20,672	15.2	23,272	20.1
Middle East	52,308	38.4	29,834	25.7
North Africa	4,466	3.3	2,973	2.6
Asia/Pacific	5,321	3.9	3,930	3.4
Total	$136,073	100.0%	$115,813	100.0%

U.S.	$38,820	28.5%	$41,280	35.6%
Non-U.S.	97,253	71.5	74,533	64.4
Total	$136,073	100.0%	$115,813	100.0%

For the quarter ended March 31, 2013, total revenue for the United Arab Emirates amounted to $18,254,000 representing 13.4% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2012, total revenue for the United Arab Emirates amounted to $14,837,000 representing 12.8% of the total and Brazil’s total revenue amounted to $11,829,000 representing 10.2% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three months ended March 31,
	2013		2012
U.S. federal government	$3,817	3.1%	$2,958	3.0%
U.S. state, regional and local governments	15,756	12.9	14,952	15.1
Foreign governments	38,639	31.5	21,194	21.4
Private sector	64,344	52.5	60,093	60.5
Total	$122,556	100.0%	$99,197	100.0%

Total Revenue By Client Type:

	Three months ended March 31,
	2013		2012
U.S. federal government	$4,341	3.2%	$3,560	3.1%
U.S. state, regional and local governments	24,847	18.3	19,981	17.3
Foreign governments	40,232	29.6	22,931	19.8
Private sector	66,653	49.0	69,341	59.8
Total	$136,073	100.0%	$115,813	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	March 31, 2013	December 31, 2012
U.S./Canada	$4,650	$4,700
Latin America	1,314	1,278
Europe	1,996	2,334
Middle East	2,351	2,344
North Africa	154	191
Asia/Pacific	611	421
Total	$11,076	$11,268

U.S.	$4,649	$4,697
Non-U.S.	6,427	6,571
Total	$11,076	$11,268

Note 14—Concentrations

The Company had no clients that accounted for 10% or more of total revenue or consulting fee revenue for the three-month periods ended March 31, 2013 and 2012.

One client, located in Libya, accounted for 25% and 28% of accounts receivable at March 31, 2013 and December 31, 2012.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during both the three-month periods ended March 31, 2013 and 2012.

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

Other

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options. The Company will purchase their shares for approximately €2,100,000 (approximately $2,700,000). The transaction is expected to close late in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking works such as “may,” “except,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations,contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples or risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013 (the “2012 Annual Report”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to use are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

CFR increased $23,359,000, or 23.5%, to $122,556,000 in the first quarter of 2013 from $99,197,000 in the first quarter of 2012. CFR for the Project Management segment increased $21,857,000, principally due to increased work in the Middle East, primarily Oman, Qatar and Saudi Arabia. CFR for the Construction Claims segment increased $1,502,000 due primarily to increases in the Middle East and Australia.

Cost of services increased $14,236,000, or 24.4%, to $72,698,000 in the first quarter of 2013 from $58,462,000 in the first quarter of 2012 as a result of an increase in employees and other direct expenses related to the additional work in the Middle East.

Gross profit increased $9,123,000, or 22.4%, to $49,858,000 in the first quarter of 2013 from $40,735,000 in the first quarter of 2012 due to the increases in CFR. Gross profit as a percent of CFR remained relatively constant at 40.7% in 2013.

Selling, general and administrative expenses decreased $1,013,000, or 2.3%, to $42,459,000 in the first quarter of 2013 from $43,472,000 in the first quarter of 2012, principally due to a reduction of the acquisition-related debt on the purchase of Engineering S.A. as well as a decrease in amortization expense, partially offset by an increase in unapplied labor related to the additional work in the Middle East.

Operating profit was $7,399,000 in the first quarter of 2013 compared to an operating loss of ($2,737,000) in the first quarter of 2012.

Income tax expense was $1,874,000 in the first quarter of 2013 compared to an income tax benefit of ($1,041,000) in the first quarter of 2012. The change is primarily the result of not recording an income tax benefit related to the U.S. net operating loss.

Net loss attributable to Hill was ($380,000) in the first quarter of 2013 compared to ($6,736,000) in the first quarter of 2012. Diluted loss per common share was ($0.01) in the first quarter of 2013 based upon 38,664,000 diluted common shares outstanding compared ($0.17) in the first quarter of 2012 based upon 38,526,000 diluted common shares outstanding.

We currently have open but inactive contracts in Libya. Due to the political unrest which commenced there in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya. Although we reopened our office there in November 2011, we are unable to predict when, or if, the work will resume. At March 31, 2013, the accounts receivable related to the work performed under contracts in the region was approximately $60,000,000. We are unable to determine the effect the political and economic uncertainty will have on the collectibility of the accounts receivable. We believe that the amounts due will be collected during 2013, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and consolidated financial position.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Net loss attributable to Hill International, Inc.	$(380)	$(6,736)
Interest and related financing fees, net	5,487	4,841
Income tax expense (benefit)	1,874	(1,041)
Depreciation and amortization	2,539	3,305
EBITDA	$9,520	$369

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

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2012 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2013 Compared to

Three Months Ended March 31, 2012

Consulting Fee Revenue (“CFR”)

	2013		2012		Change
	(dollars in thousands)
Project Management	$94,998	77.5%	$73,141	73.7%	$21,857	29.9%
Construction Claims	27,558	22.5	26,056	26.3	1,502	5.8
Total	$122,556	100.0%	$99,197	100.0%	$23,359	23.5%

The increase in Hill’s CFR was all organic and was primarily due to increased work in the Middle East.

The increase in Project Management CFR consisted of a $20,702,000 increase in foreign projects and an increase of $1,155,000 in domestic projects. The increase in foreign Project Management CFR included increases of $8,947,000 in Oman, $3,449,000 in Saudi Arabia, $3,119,000 in Qatar and $2,178,000 in the United Arab Emirates where several new projects started recently. The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic and Western regions.

During the first quarter of 2013, the increase in Hill’s Construction Claims CFR was primarily due to increases in the Middle East and Australia, partially offset by a decrease in the United Kingdom.

Reimbursable Expenses

	2013		2012		Change
	(dollars in thousands)
Project Management	$12,581	93.1%	$15,896	95.7%	$(3,315)	(20.9)%
Construction Claims	936	6.9	720	4.3	216	30.0
Total	$13,517	100.0%	$16,616	100.0%	$(3,099)	(18.7)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was due primarily to decreased use of subcontractors of $3,418,000 primarily in our Northeast region.

Cost of Services

	2013			2012			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$60,273	82.9%	63.4%	$46,649	79.8%	63.8%	$13,624	29.2%
Construction Claims	12,425	17.1	45.1	11,813	20.2	45.3	612	5.2
Total	$72,698	100.0%	59.3%	$58,462	100.0%	58.9%	$14,236	24.4%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the Middle East in support of the increased work in Oman, Qatar, Saudi Arabia and the United Arab Emirates.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and Australia in support of the increased work.

Gross Profit

	2013			2012			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$34,725	69.6%	36.6%	$26,492	65.0%	36.2%	$8,233	31.1%
Construction Claims	15,133	30.4	54.9	14,243	35.0	54.7	890	6.2
Total	$49,858	100.0%	40.7%	$40,735	100.0%	41.1%	$9,123	22.4%

The increase in Project Management gross profit included an increase of $7,567,000 from international operations including increases of $6,662,000 from the Middle East, primarily Oman, Qatar and Saudi Arabia.

The increase in Construction Claims gross profit was driven by increases in the Middle East and Australia, partially offset by a decrease in the United Kingdom.

Although the gross profit percentages increased for both segments, the overall gross profit percentage declined due to an increase in the mix of work towards the Project Management Group.

Selling, General and Administrative (“SG&A”) Expenses

	2013		2012		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$42,459	34.6%	$43,472	43.8%	$(1,013)	(2.3)%

The significant components of the change in SG&A are as follows:

•                  A decrease of $875,000 due to a write-down of the acquisition-related debt related to the purchase of Engineering S.A.;

•                  A decrease of $615,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years;

•                  An increase of $801,000 in unapplied labor primarily in the Middle East due to an increase in staff required for the new work. Unapplied labor, which increased 6% over the prior year compared to a 24% increase in CFR, represents the labor cost of operating staff for non-billable tasks. This reflects improved utilization of billable staff over the prior year.

In addition, another contributing factor that lowered SG&A expenses as a percentage of CFR is the leverage of indirect labor which increased only 2% over the prior year.

Operating Profit (Loss):

	2013		2012		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR

Project Management	$12,356	13.0%	$3,555	4.9%	$8,801	247.6%
Construction Claims	2,439	8.9	1,180	4.5	1,259	106.7
Corporate	(7,396)	—	(7,472)	—	76	(1.0)
Total	$7,399	6.0%	$(2,737)	(2.8)%	$10,136	N.M. %

The increase in Project Management operating profit primarily included an increase of $6,565,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia and the United Arab Emirates and $921,000 in the United States.

The increase in Construction Claims operating profit was primarily due to increases of $1,944,000 in the Middle East and $519,000 in Australia, partially offset by a decrease of $1,477,000 in the United Kingdom.

Interest and Related Financing Fees, net

Net interest and related financing fees increased $646,000 to $5,487,000 in the first quarter of 2013 as compared with $4,841,000 in the first quarter of 2012, primarily due to higher levels of debt outstanding and higher interest rates. Included in interest expense for the first quarter of 2013 is a non-cash charge of $1,889,000 attributable to the accretion on the term loan.

Income Taxes

For the three-month periods ended March 31, 2013 and 2012, the Company recognized income tax expense (benefit) of $1,874,000 and ($1,041,000), respectively. The income tax expense in 2013 was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the current year U.S. net operating loss which management believes the Company will not be able to utilize. The income tax benefit in 2012 is primarily related to the U.S. net operating loss generated during that quarter offset by pre-tax income from foreign operations.

The effective income tax expense rates for the three-month periods ended March 31, 2013 and 2012 were 98.0% and 13.7%, respectively. The increase in the Company’s effective tax rate was primarily a result of not recording an income tax benefit related to the current year U.S. net operating loss estimated for 2013.

Net Loss Attributable to Hill

The net loss attributable to Hill International, Inc. for the quarter ended March 31, 2013 was ($380,000), or ($0.01) per diluted common share based on 38,664,000 diluted common shares outstanding, as compared to a net loss for 2012 of ($6,736,000), or ($0.17) per diluted common share based upon 38,526,000 diluted common shares outstanding. The primary reasons for the change are a higher gross profit and reduced SG&A expenses offset by higher interest expenses and the loss of an income tax benefit related to U.S. net operating losses.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations. On October 18, 2012, we entered into a Third Amendment to our Credit Agreement and entered into a Second Lien Term Loan with a new lender. The new loan provided us with gross proceeds of $75,000,000, before fees and other expenses of approximately $3,500,000, which was used to pay down approximately $68,000,000 of the outstanding balance under our

Credit Agreement. See Note 7 to our consolidated financial statements for a description of our credit facilities and term loan. At March 31, 2013, our primary sources of liquidity consisted of $15,457,000 of cash and cash equivalents, of which $573,000 is on deposit in the U.S. and $14,884,000 is on deposit in foreign locations, and $22,748,000 of available borrowing capacity under our various credit facilities. As a result, we believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year. Significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds is limited by the terms of our Credit Facility.

Uncertainties With Respect to Operations in Libya

We currently have open but inactive contracts in Libya. Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We are unable to predict when, or if, the work in Libya will resume. At March 31, 2013, the accounts receivable related to the work performed under contracts in Libya was approximately $60,000,000.

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

Additional Capital Requirements

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens Hill”) acquired an indirect 60% interest in Engineering S.A., a project management firm located in Brazil. Under the terms of the acquisition agreement, additional sums were payable to the selling shareholders if Engineering S.A. met certain operating targets. At March 31, 2013, the final payment due to the selling shareholders amounts to $4,452,000 and was payable on April 30, 2013. It is expected to be paid in May 2013.

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options. The Company will purchase their shares for approximately €2,100,000 (approximately $2,700,000). The transaction is expected to close late in the second quarter.

Sources of Additional Capital

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement and Term Loan. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

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

Cash Flow Activity During the Year Ended March 31, 2013

For the three months ended March 31, 2013, our cash and cash equivalents decreased by $1,259,000 to $15,457,000. Cash used in operations was $7,867,000, cash used in investing activities was $10,358,000 and cash provided by financing activities was $14,168,000. We also experienced an increase in cash of $2,798,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $7,867,000 for the three months ended March 31, 2013. This compares to cash provided by operating activities of $3,504,000 for the three months ended March 31, 2012. We had consolidated net earnings in the three months ended March 31, 2013 amounting to $38,000 compared to a net loss of ($6,537,000) in the three months ended March 31, 2012. Depreciation and amortization was $2,539,000 in 2013 compared to $3,305,000 in the first three months ended March 31, 2012; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We had deferred tax expense of $331,000 in 2013 primarily due to establishing a valuation allowance on the U.S. deferred tax assets related to the U.S. net operating loss in the quarter.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2013 and March 31, 2012 were $16,782,000 and $7,525,000, respectively. The increase results primarily from a requirement that the Company provide cash collateral to support letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at March 31, 2013 was 131 days compared to 129 days at March 31, 2012. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days). The increase in DSO in 2013 was caused by the increases in our accounts receivable due to the ramp-up on new work in the Middle East. The overall higher level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $60,000,000. This situation with ODAC has had a detrimental effect on our overall liquidity, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations.  However, we have had ongoing discussions with officials of ODAC who have indicated that payment will be forthcoming.  Based on those discussions and public statements made by the new Libyan government, we believe that we will begin to receive payments from ODAC during 2013. Excluding the ODAC receivable, the DSO would have been 95 days at March 31, 2013 and 85 days at March 31, 2012. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, North Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $10,358,000. We used $9,325,000 to pay for the additional interest in Gerens Hill, $1,028,000 to purchase computers, office equipment, furniture and fixtures and $5,000 for contributions to an affiliate.

Financing Activities

Net cash provided by financing activities was $14,168,000. We received $14,215,000 from borrowings under our Credit Agreement.  We also received $12,000 from purchases under our Employee Stock Purchase Plan.  Due to banks decreased $21,000 as amounts paid were finally funded by the banks. Payments on notes payable amounted to $38,000.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the Comprehensive Income Topic of the Accounting Standards Codification. The ASU requires companies to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of the category of shareholder equity called accumulated other comprehensive income. The adjustments will consist of amounts from the fiscal period covered by the financial statements. Companies will also have to make cross references to other disclosures required in U.S. GAAP for other line items used to adjust earnings. The FASB wants this requirement applied to amounts that are initially transferred to another balance sheet item before being entered as an adjustment to earnings. The Company adopted the ASU effective January 1, 2013 as required. The ASU did not affect the Company’s results of operations, financial condition or liquidity.

In February 2013, the FASB issued ASU No. 2013-04 which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and requires retrospective application. Early adoption is permitted. Currently, the Company has no such arrangements. The Company will adopt the ASU as required. This ASU will have no effect on the Company’s results of operations, financial condition or liquidity.

In March 2013, the FASB issued ASU No. 2013-05 which resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this ASU resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively. The Company will adopt the ASU as required. This ASU will have no effect on the Company’s results of operations, financial condition or liquidity.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and assignments. We do not believe that our business is seasonal.

Inflation

Although we are subject to fluctuations in the local currencies of the countries in which we operate, we do not believe that inflation will have a significant effect on our results of operations or our financial position.

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

At March 31, 2013, our backlog was approximately $921,000,000 compared to approximately $923,000,000 at December 31, 2012. At March 31, 2013, backlog attributable to future work in Libya amounted to approximately $44,000,000. We estimate that approximately $381,000,000, or 41.4% of the backlog at March 31, 2013, will be recognized during the twelve months subsequent to March 31, 2013.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of March 31, 2013:
Project Management	$880,000	95.5%	$340,000	89.2%
Construction Claims	41,000	4.5	41,000	10.8
Total	$921,000	100.0%	$381,000	100.0%

As of December 31, 2012:
Project Management	$884,000	95.8%	$343,000	89.8%
Construction Claims	39,000	4.2	39,000	10.2
Total	$923,000	100.0%	$382,000	100.0%

Item 3.                            Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s 2012 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2012 Annual Report.

Item 4.                            Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Funds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

Dated: May 10, 2013	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2013	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)