Form 10-Q
period 2013-06-30
Hill International, Inc.
filed 2013-08-09
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 39,458,609 shares of the Registrant’s Common Stock outstanding at August 1, 2013.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$21,825	$16,716
Cash - restricted	15,607	12,091
Accounts receivable, less allowance for doubtful accounts of $8,463 and $10,268	235,964	211,176
Accounts receivable - affiliate	1,142	1,260
Prepaid expenses and other current assets	14,192	10,395
Income taxes receivable	3,830	3,445
Deferred income tax assets	1,579	2,187
Total current assets	294,139	257,270
Property and equipment, net	10,527	11,268
Cash - restricted, net of current portion	2,761	9,135
Retainage receivable	4,130	3,946
Acquired intangibles, net	26,418	28,248
Goodwill	81,410	84,007
Investments	7,741	8,275
Deferred income tax assets	13,660	14,426
Other assets	5,207	5,098
Total assets	$445,993	$421,673
Liabilities and Stockholders’ Equity
Due to bank	$5	$21
Current maturities of notes payable	23,823	21,769
Accounts payable and accrued expenses	95,318	90,306
Income taxes payable	4,567	6,955
Deferred revenue	16,728	17,156
Deferred income taxes	84	101
Other current liabilities	9,014	13,827
Total current liabilities	149,539	150,135
Notes payable, net of current maturities	109,763	87,666
Retainage payable	4,175	4,163
Deferred income taxes	17,412	17,675
Deferred revenue	15,102	9,652
Other liabilities	12,322	11,279
Total liabilities	308,313	280,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 45,561 shares and 45,097 shares issued at June 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	132,641	129,913
Retained earnings	45,748	45,409
Accumulated other comprehensive loss	(25,099)	(20,015)
	153,295	155,312
Less treasury stock of 6,434 shares, at cost	(27,766)	(27,766)
Hill International, Inc. share of equity	125,529	127,546
Noncontrolling interests	12,151	13,557
Total equity	137,680	141,103
Total liabilities and stockholders’ equity	$445,993	$421,673

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Consulting fee revenue	$128,427	$104,069	$250,983	$203,266
Reimbursable expenses	20,037	15,359	33,554	31,975
Total revenue	148,464	119,428	284,537	235,241

Cost of services	75,357	59,801	148,055	118,263
Reimbursable expenses	20,037	15,359	33,554	31,975
Total direct expenses	95,394	75,160	181,609	150,238

Gross profit	53,070	44,268	102,928	85,003

Selling, general and administrative expenses	43,230	41,071	85,689	84,543

Operating profit	9,840	3,197	17,239	460

Interest expense and related financing fees, net	6,281	3,150	11,768	7,991

Earnings (loss) before income taxes	3,559	47	5,471	(7,531)
Income tax expense (benefit)	2,288	(471)	4,162	(1,512)

Consolidated net earnings (loss)	1,271	518	1,309	(6,019)

Less: net earnings - noncontrolling interests	552	842	970	1,041

Net earnings (loss) attributable to Hill International, Inc.	$719	$(324)	$339	$(7,060)

Basic earnings (loss) per common share - Hill International, Inc.	$0.02	$(0.01)	$0.01	$(0.18)
Basic weighted average common shares outstanding	38,826	38,590	38,745	38,558

Diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$(0.01)	$0.01	$(0.18)
Diluted weighted average common shares outstanding	38,943	38,590	38,950	38,558

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated net earnings (loss)	$1,271	$518	$1,309	$(6,019)
Foreign currency translation adjustment, net of tax	(2,270)	(4,335)	(5,165)	(1,980)
Other, net	86	(221)	108	(149)
Comprehensive loss	(913)	(4,038)	(3,748)	(8,148)
Comprehensive (loss) earnings attributable to noncontrolling interest	(106)	(677)	(312)	25
Comprehensive loss attributable to Hill International, Inc.	$(807)	$(3,361)	$(3,436)	$(8,173)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net earnings (loss)	$1,309	$(6,019)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5,196	6,322
Net reduction of notes payable to Engineering S.A.	(366)	—
Provision for bad debts	1,442	971
Interest accretion	3,847	—
Deferred tax provision (benefit)	590	(1,363)
Share based compensation	1,583	1,437
Changes in operating assets and liabilities, net of acquisition in 2013:
Restricted cash	307	(2,030)
Accounts receivable	(29,230)	(9,114)
Accounts receivable - affiliate	118	545
Prepaid expenses and other current assets	(3,979)	(1,747)
Income taxes receivable	(468)	(1,386)
Retainage receivable	(184)	1,234
Other assets	345	1,506
Accounts payable and accrued expenses	5,468	6,770
Income taxes payable	(2,226)	(3,070)
Deferred revenue	7,797	3,727
Other current liabilities	2,026	164
Retainage payable	14	(1,702)
Other liabilities	262	(632)
Net cash used in operating activities	(6,149)	(4,387)
Cash flows from investing activities:
Cash received from acquisition	727	—
Distribution from affiliate	—	98
Contribution to affiliate	(5)	—
Sale of investment	—	3,149
Payments for purchase of property and equipment	(1,293)	(1,209)
Payment of liability for additional interest in Gerens Hill	(9,325)	—
Net cash (used in) provided by investing activities	(9,896)	2,038
Cash flows from financing activities:
Due to bank	(16)	(1,295)
Proceeds from notes payable	—	2,211
Payments on notes payable	(106)	(5,094)
Dividends paid to noncontrolling interest	—	(1,378)
Net borrowings on revolving loans	19,829	7,670
Proceeds from stock issued under employee stock purchase plan	53	39
Proceeds from exercise of stock options	20	15
Net cash provided by financing activities	19,780	2,168
Effect of exchange rate changes on cash	1,374	1,849
Net increase (decrease) in cash and cash equivalents	5,109	1,668
Cash and cash equivalents — beginning of period	16,716	17,924
Cash and cash equivalents — end of period	$21,825	$19,592

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

Note 3 — Acquisitions

Binnington Copeland & Associates

On May 30, 2013 (the “Closing Date”), Hill International N.V., the Company’s wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together “BCA”). BCA, with 34 professionals, has offices in Johannesburg and Cape Town, South Africa.  The acquisition provides the Company’s claims business access to Africa’s large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa.  Consideration consisted of $2,000,000 plus a potential earn out, both payable in shares of the Company’s common stock.  The purchase price is payable as follows: $1,072,400 (the “Closing Date Payment”) on the Closing Date, $927,600 (the “Second Tranche Payment”) on July 31, 2013 and an earn-out (the “Third Tranche Payment”) to be determined in the third quarter of 2014.  The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty days ending on May 17, 2013.  On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment.  The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013.  The shares issuable in satisfaction of the Third Tranche Payment will be determined by dividing the Third Tranche Payment by the average closing price of our common stock for the thirty days ending on July 21, 2014.  The actual amount of the Third Tranche Payment will be determined by comparing the average net profit before taxes for the two-year periods ending July 31, 2014 to the net profit before taxes for the year ended July 31, 2012, and multiplying the excess, if any, by 2.205. As of June 30, 2013, the Third Tranche Payment is estimated to be approximately $902,000. The Company reflected the liability for the Second Tranche Payment in current maturities of notes payable and for the Third Tranche Payment in other liabilities in the consolidated balance sheet at June 30, 2013. The Company acquired intangible assets and goodwill amounting to 13,143,000 South African Rand (ZAR) (approximately $1,312,000 on the acquisition date) and ZAR 12,872,500 ($1,284,000), respectively. The acquired intangible assets have a weighted average life of 8.2 years. The acquired intangible assets consist of a client relationship intangible of ZAR 10,546,000 ($1,053,000) with a ten-year life, a contract intangible of ZAR 1,863,000 ($186,000) with an 8-month life and a trade name intangible of ZAR 734,000 ($73,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.  The results of operations of BCA are not material to the Company’s consolidated results of operations.

Gerens Hill International, S.A.

In April 2013, minority shareholders, who held the remaining 6.8% of Gerens Hill, exercised their put options.  The Company has accrued the liability of approximately €1,915,000 (approximately $2,526,000) which is included in other current liabilities in the consolidated balance sheet at June 30, 2013. In connection with this transaction, the Company reduced noncontrolling interests by €829,000 (approximately $1,094,000), has increased goodwill and deferred tax liabilities by €326,000 each (approximately $430,000) and has increased intangible assets by €1,086,000 (approximately $1,432,000).  The aggregate consideration is expected to be paid in the third quarter of 2013.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2013	December 31, 2012
Billed	$204,300	$181,075
Retainage, current portion	5,968	5,022
Unbilled	34,159	35,347
	244,427	221,444
Allowance for doubtful accounts	(8,463)	(10,268)
	$235,964	$211,176

At June 30, 2013, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya amounted to approximately $60,000,000.  With the advent of the elections in Libya in July 2012, the forming of a new National Congress in August 2012, appointment of a new prime minister and cabinet in October 2012, and the approval of the country’s budget in early 2013, we believe that the Libyan government will soon focus on reviving the country’s economy.  However, we are unable to predict with certainty when, or if, our work will resume there.  We have had ongoing discussions with Libyan government authorities who have indicated that our payments will be forthcoming.  Based on those discussions and recent public statements from the new Libyan government, we believe that we will begin to receive payments and resume work in the latter part of 2013.  If we do not realize those payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$36,142	$15,425	$36,506	$14,175
Acquired contract rights	10,904	7,647	10,449	6,931
Trade names	3,181	737	3,042	643
Total	$50,227	$23,809	$49,997	$21,749
Intangible assets, net	$26,418		$28,248

Amortization expense related to intangible assets was as follows (in thousands):

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$1,656	$1,922	$3,234	$4,116

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
amortization
Year ending December 31,	expense

2013 (remaining 6 months)	$3,284
2014	5,336
2015	4,976
2016	3,964
2017	3,016

Note 6 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2013 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2012	$57,231	$26,776	$84,007
Additions	430	1,284	1,714
Translation adjustments	(2,628)	(1,683)	(4,311)
Balance, June 30, 2013	$55,033	$26,377	$81,410

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable	$27,243	$24,486
Accrued payroll	34,509	33,750
Accrued subcontractor fees	6,639	8,253
Accrued agency fees	16,627	16,239
Accrued legal and professional fees	2,071	3,303
Other accrued expenses	8,229	4,275

	$95,318	$90,306

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	June 30, 2013	December 31, 2012

Term Loan	$80,366	$76,520

Revolving Credit loan payable under the Credit Agreement. The weighted average interest rate of all borrowings was 8.32% and 7.78% at June 30, 2013 and December 31, 2012.	39,000	22,300

Borrowings under revolving credit facilities with a consortium of banks in Spain	6,604	5,021

Payment due for the Engineering S.A. acquisition	5,095	5,327

Second Tranche Payment for the acquisition of BCA (see Note 3)	928	—

Borrowings under unsecured credit facility with Caja Badajoz	626	—

Borrowings under revolving credit facility with Barclays Bank PLC	563	—

Borrowings under revolving credit facility with the National Bank of Abu Dhabi	248	—

Other notes payable	156	267
	133,586	109,435
Less current maturities	23,823	21,769
Notes payable and long-term debt, net of current maturities	$109,763	$87,666

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., and Bank of America, N.A., as Administrative Agent.  The Credit Agreement has been amended from time to time, most recently on May 23, 2013 when the Company entered into a Fourth Amendment to Credit Agreement pursuant to which, among other things, the lenders agreed to :  (a) permit the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, (b) increase the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and (c) permit the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.  The Company paid an amendment fee of $150,000 to the Agent and reimbursed the Agent for its out-of-pocket costs amounting to approximately $372,000. These amounts are included in interest expense and related financing fees, net in the consolidated statements of operations for both the three- and six-month periods ended June 30, 2013.

The Credit Agreement requires the Company to comply with a consolidated leverage ratio, a consolidated fixed charge ratio and a senior leverage ratio. The following table sets forth those requirements for the period ended June 30, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
Not to exceed 6.00 to 1.00	Not less 1.00 to 1.00	Not to exceed 2.25 to 1.00

The following table presents the Company’s actual ratios at June 30, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
5.03 to 1.00	1.11 to 1.00	2.06 to 1.00

At June 30, 2013, the Company had $16,321,000 in outstanding letters of credit pursuant to the Credit Agreement and total remaining availability on such date was $9,679,000.

Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012, which was amended on May 23, 2013 (the “First Amendment”). The First Amendment contains identical provisions as those in the Fourth Amendment to Credit Agreement (see above).  Borrowings under the Term Loan Agreement are collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries.  The maturity date of the Term Loan is October 18, 2016.

The Company will pay interest on amounts outstanding from time to time under the Term Loan at a rate per annum equal to 7.50%, however, such rate may be increased to 9.50% per annum if fixed price contracts (as defined under the Term Loan Agreement) or certain accounts receivable of the Company and its subsidiaries exceed percentages specified in the Term Loan Agreement.

Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter.  The Fee Letter requires the Company to pay to the Lenders an exit fee (the “Exit Fee”), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the “Exit Date”).  “Exit Fee” means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return to the Term Loan Lenders on the Exit Date being equal to, but no greater than, 20%; provided that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000.  The IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

At June 30, 2013, the Company was in compliance with all of the Term Loan covenants.

Other Debt Arrangements

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,337,000 and $7,460,000 at June 30, 2013 and December 31, 2012).  At June 30, 2013 and December 31, 2012, total borrowings outstanding were €5,076,000 and €3,796,000 (approximately $6,604,000 and $5,021,000, respectively).

Gerens also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,500,000 (approximately $1,951,000 and $1,984,000) at June 30, 2013 and December 31, 2012, respectively.  The interest rate at June 30, 2013 is the three-month EURIBOR rate of 0.22% plus 3.00% (or 3.22%) but no less than 5.00%.  At June 30, 2013, total borrowings outstanding were €481,000 (approximately $626,000).  At December 31, 2012, there were no borrowings outstanding.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both June 30, 2013 and December 31, 2012) collateralized by certain overseas receivables.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 3.92% and 4.30%, at June 30, 2013 and December 31, 2012, respectively) but no less than 5.50%.  At June 30, 2013, total borrowings outstanding were AED 909,000 (approximately $248,000). At December 31, 2012, there were no borrowings outstanding.  This facility is renewed on a month-to-month basis.

The credit facility with the National Bank of Abu Dhabi also allows for up to AED 150,000,000 (approximately $40,844,000 at June 30, 2013) in Letters of Guarantee of which AED 122,147,000 (approximately $33,260,000) was utilized at June 30, 2013.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,301,000 at June 30, 2013), with interest of 2.00% plus Egnatia Bank’s prime rate of 5.00% (or 7.00%) at June 30, 2013, collateralized by certain assets of the Company.  There were no borrowings outstanding under this facility at June 30, 2013 and December 31, 2012.  The facility also allows for letters of guarantee up to €4,500,000 (approximately $5,854,000 at June 30, 2013), of which €1,653,000 (approximately $2,151,000) had been utilized at June 30, 2013.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil for 1,700,000 Brazilian Reais (BRL), 200,000 BRL and 1,000,000 BRL (approximately $762,000, $89,000 and $448,000, respectively, at June 30, 2013), with monthly interest rates of 2.10%, 9.34% and 2.22%, respectively.  There were no borrowings outstanding on any of these facilities at June 30, 2013 or December 31, 2012.

A revolving credit facility with Barclays Bank PLC for up to £550,000 (approximately $837,000 at June 30, 2013), with interest of 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at June 30, 2013, collateralized by cross guarantees of several of the United Kingdom companies.  Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client.  At June 30, 2013, total borrowings outstanding were £370,000 (approximately $563,000).  At December 31, 2012, there were no borrowings outstanding.

At June 30, 2013, the Company had $7,815,000 of available borrowing capacity under its foreign credit agreements.

In connection with the 2011 acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 BRL (approximately $10,376,000 at the date of acquisition) and discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time.  The Company paid the first installment amounting to 6,624,000 BRL (approximately $3,508,000) on April 30, 2012 and has accrued the second installment amounting to 11,372,000 BRL (approximately $5,095,000).  The second installment was paid on July 23, 2013.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six months ended June 30,
	2013	2012
Interest and related financing fees paid	$5,717	$6,206
Income taxes paid	$5,386	$2,888
Reduction of minority interest in connection with acquisition of remaining noncontrolling interest in Gerens Hill	$1,094	$—
Increase in intangible assets and goodwill in connection with acquisition of BCA and remaining noncontrolling interest in Gerens Hill	$3,026	$—
Common stock issued for acquisition of BCA	$1,072	$—

Note 10 — Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Dilutive stock options increased the average common stock outstanding by 117,000 shares for the three-month period ended June 30, 2013 and by 205,000 for the six-month period ended June 30, 2013. Options to purchase 5,547,000 shares and 5,303,000 shares were excluded from the calculation of diluted earnings (loss) per common share for the three- and six-month periods ended June 30, 2013 because they were antidilutive.  Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for both of the three-and six-month periods ended June 30, 2012.  The total number of such shares excluded from diluted loss per common share was 3,599,856 shares for the three-month period ended June 30, 2012 and 3,106,280 shares for the six-month period ended June 30, 2012.

Note 11 — Share-Based Compensation

At June 30, 2013, the Company had 6,674,656 options outstanding with a weighted average exercise price of $4.79.  During the six-month period ended June 30, 2013, the Company granted 1,000,000 options which vest over a four-year period, have an exercise price of $4.04 and a contractual life of five years; 950,000 options which vest over a five-year period, have an exercise price of $3.67 and a contractual life of seven years; and 116,280 options which vested immediately, have an exercise price of $2.89 and a contractual life of five years. The aggregate fair value of the options was $4,021,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.28 years; volatility — 71.7% and risk-free interest rate — 0.76%. During the first six months of 2013, options for 8,000 shares with a weighted average exercise price of $2.45 were exercised, options for 9,000 shares with a weighted average exercise price of $5.53 were forfeited and options for 19,000 shares with a weighted average exercise price of $5.02 lapsed.

During the six-month period ended June 30, 2013, the Company issued 51,905 shares of its common stock to its Non-Employee Directors. The Company recognized compensation expense amounting to $150,000.

During the six-month period ended June 30, 2013, employees purchased 23,823 common shares, for an aggregate purchase price of $53,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $973,000 and $803,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $1,583,000 and $1,437,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Note 12 — Stockholders’ Equity

Under the Board-approved Stock Repurchase Program, the Company is authorized to purchase up to $60,000,000 of its common stock.  On August 5, 2013, the Board authorized an extension of the program to December 31, 2014. The Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or an average price of $4.19 per share.  Under the terms of its Credit Agreement (see Note 8), the Company may purchase up to an additional $2,000,000 as long as immediately before and after giving effect to the purchase, the Company shall have satisfied the Minimum Liquidity Requirement (that is, unrestricted cash and cash equivalents plus availability under the Credit Agreement aggregating $30,000,000) and no event of default shall have occurred and be continuing at the time.

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2013 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. stockholders	interests
Stockholders’ equity, December 31, 2012	$141,103	$127,546	$13,557
Net earnings	1,309	339	970
Other comprehensive loss	(6,366)	(5,084)	(1,282)
Comprehensive loss	(5,057)	(4,745)	(312)
Additional paid in capital	2,728	2,728	—
Purchase of noncontrolling interest	(1,094)	—	(1,094)
Stockholders’ equity, June 30, 2013	$137,680	$125,529	$12,151

Note 13 — Income Taxes

During the three- and six-month periods ended June 30, 2013 and 2012, there were no changes in the reserve for uncertain tax positions.  The reserve for uncertain tax positions amounted to $5,033,000 at both June 30, 2013 and December 31, 2012, respectively, and is included in “Other Liabilities” in the consolidated balance sheets at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense.  At June 30, 2013, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 64.3% and (1002.1%), respectively, and 76.1% and 20.1% for the six-month periods ended June 30, 2013 and 2012, respectively.  The differences in the Company’s 2013 effective tax rates over the 2012 effective tax rates were primarily the result of not recording an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize.

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

Note 14 — Business Segment Information

The Company’s business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims) and secondarily by their geography (U.S./Canada, Latin America, Europe, the Middle East, Africa and Asia/Pacific).

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

The following tables provide selected financial data for the Company’s reportable segments (dollars in thousands):

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
	2013		2012

Project Management	$98,979	77.1%	$77,175	74.2%
Construction Claims	29,448	22.9	26,894	25.8
Total	$128,427	100.0%	$104,069	100.0%

Total Revenue:

	Three months ended June 30,
	2013		2012

Project Management	$117,588	79.2%	$91,880	76.9%
Construction Claims	30,876	20.8	27,548	23.1
Total	$148,464	100.0%	$119,428	100.0%

Operating Profit:

	Three months ended June 30,
	2013	2012

Project Management	$13,334	$7,079
Construction Claims	3,384	2,524
Corporate	(6,878)	(6,406)
Total	$9,840	$3,197

Depreciation and Amortization Expense:

	Three months ended June 30,
	2013	2012

Project Management	$1,910	$2,150
Construction Claims	693	822
Subtotal segments	2,603	2,972
Corporate	54	45
Total	$2,657	$3,017

Consulting Fee Revenue by Geographic Region:

	Three months ended June 30,
	2013		2012

U.S./Canada	$31,914	24.8%	$30,529	29.3%
Latin America	11,613	9.0	12,676	12.2
Europe	19,948	15.5	21,362	20.5
Middle East	53,662	41.8	32,357	31.1
Africa	5,408	4.2	3,477	3.4
Asia/Pacific	5,882	4.7	3,668	3.5
Total	$128,427	100.0%	$104,069	100.0%

U.S.	$30,919	24.1%	$29,774	28.6%
Non-U.S.	97,508	75.9	74,295	71.4
Total	$128,427	100.0%	$104,069	100.0%

For the three-month period ended June 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $16,557,000 representing 12.9% of the total and Oman’s consulting fee revenue amounted to $12,896,000 representing 10.0% of the total.  No other country other than the United States accounted for over 10% of consolidated consulting fee revenue.

For the three-month period ended June 30, 2012, consulting fee revenue for the United Arab Emirates amounted to $15,370,000 representing 14.8% of the total and Brazil’s consulting fee revenue amounted to $11,229,000 representing 10.8% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three months ended June 30,
	2013		2012

U.S./Canada	$47,557	32.0%	$42,643	35.7%
Latin America	11,726	7.9	12,716	10.6
Europe	21,128	14.2	23,052	19.3
Middle East	55,380	37.3	33,443	28.0
Africa	6,630	4.5	3,888	3.3
Asia/Pacific	6,043	4.1	3,686	3.1
Total	$148,464	100.0%	$119,428	100.0%

U.S.	$46,505	31.3%	$41,851	35.0%
Non-U.S.	101,959	68.7	77,577	65.0
Total	$148,464	100.0%	$119,428	100.0%

For the quarter ended June 30, 2013, total revenue for the United Arab Emirates amounted to $17,104,000 representing 11.5% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended June 30, 2012, total revenue for the United Arab Emirates amounted to $15,791,000 representing 13.2% of the total.  No other country other than the United States accounted for over 10% of consolidated consulting fee revenue.

Consulting Fee Revenue By Client Type:

	Three months ended June 30,
	2013		2012

U.S. federal government	$4,074	3.2%	$3,222	3.1%
U.S. state, regional and local governments	19,065	14.8	14,990	14.4
Foreign governments	43,453	33.8	22,481	21.6
Private sector	61,835	48.2	63,376	60.9
Total	$128,427	100.0%	$104,069	100.0%

Total Revenue By Client Type:

	Three months ended June 30,
	2013		2012

U.S. federal government	$4,842	3.3%	$4,156	3.5%
U.S. state, regional and local governments	27,074	18.2	22,678	19.0
Foreign governments	45,694	30.8	23,820	19.9
Private sector	70,854	47.7	68,774	57.6
Total	$148,464	100.0%	$119,428	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2013	December 31, 2012

U.S./Canada	$4,339	$4,700
Latin America	1,210	1,278
Europe	1,901	2,334
Middle East	2,328	2,344
Africa	201	191
Asia/Pacific	548	421
Total	$10,527	$11,268

U.S.	$4,338	$4,697
Non-U.S.	6,189	6,571
Total	$10,527	$11,268

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
	2013		2012

Project Management	$193,977	77.3%	$150,316	74.0%
Construction Claims	57,006	22.7	52,950	26.0
Total	$250,983	100.0%	$203,266	100.0%

Total Revenue

	Six months ended June 30,
	2013		2012

Project Management	$225,167	79.1%	$180,918	76.9%
Construction Claims	59,370	20.9	54,323	23.1
Total	$284,537	100.0%	$235,241	100.0%

Operating Profit:

	Six months ended June 30,
	2013	2012

Project Management	$25,690	$10,634
Construction Claims	5,823	3,704
Corporate	(14,274)	(13,878)
Total	$17,239	$460

Depreciation and Amortization Expense:

	Six months ended June 30,
	2013	2012

Project Management	$3,736	$4,609
Construction Claims	1,341	1,623
Subtotal segments	5,077	6,232
Corporate	119	90
Total	$5,196	$6,322

Consulting Fee Revenue by Geographic Region:

	Six months ended June 30,
	2013		2012

U.S./Canada	$61,275	24.4%	$59,064	29.1%
Latin America	25,171	10.0	26,208	12.9
Europe	39,562	15.8	42,960	21.1
Middle East	104,477	41.6	61,356	30.2
Africa	9,430	3.8	6,072	3.0
Asia/Pacific	11,068	4.4	7,606	3.7
Total	$250,983	100.0%	$203,266	100.0%

U.S.	$59,458	23.7%	$57,437	28.3%
Non-U.S.	191,525	76.3	145,829	71.7

Total	$250,983	100.0%	$203,266	100.0%

For the six months ended June 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $34,468,000 representing 13.7% of the total.  No other country except the United States accounted for over 10% of consolidated consulting fee revenue.

For the six months ended June 30, 2012, consulting fee revenue for the United Arab Emirates amounted to $29,973,000 representing 14.7% of the total and Brazil’s consulting fee revenue amounted to $23,058,000 representing 11.3% of the total.  No other country except for the United States accounted for over 10% of the consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Six months ended June 30,
	2013		2012

U.S./Canada	$87,226	30.7%	$84,808	36.1%
Latin America	25,363	8.9	26,355	11.2
Europe	41,800	14.7	46,324	19.7
Middle East	107,688	37.8	63,277	26.9
Africa	11,096	3.9	6,861	2.9
Asia/Pacific	11,364	4.0	7,616	3.2
Total	$284,537	100.0%	$235,241	100.0%

U.S.	$85,325	30.0%	$83,131	35.3%
Non-U.S.	199,212	70.0	152,110	64.7
Total	$284,537	100.0%	$235,241	100.0%

For the six months ended June 30, 2013, total revenue for the United Arab Emirates amounted to $35,358,000 representing 12.4% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the six months ended June 30, 2012, total revenue for the United Arab Emirates amounted to $30,658,000 representing 13.0% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Consulting Fee Revenue By Client Type:

	Six months ended June 30,
	2013		2012

U.S. federal government	$7,891	3.1%	$6,180	3.0%
U.S. state, regional and local governments	34,820	13.9	29,942	14.7
Foreign governments	82,092	32.7	43,676	21.5
Private sector	126,180	50.3	123,468	60.8

Total	$250,983	100.0%	$203,266	100.0%

Total Revenue By Client Type:

	Six months ended June 30,
	2013		2012

U.S. federal government	$9,182	3.2%	$7,716	3.3%
U.S. state, regional and local governments	51,921	18.2	42,659	18.1
Foreign governments	85,926	30.2	46,751	19.9
Private sector	137,508	48.4	138,115	58.7

Total	$284,537	100.0%	$235,241	100.0%

Note 15 — Concentrations

The Company had no clients that accounted for 10% of total revenue and one client that accounted for 10% of consulting fee revenue for the three months ended June 30, 2013 and no clients that accounted for 10% or more of total revenue or consulting fee revenue for the three months ended June 30, 2012.

The Company had no clients that accounted for 10% or more of total revenue or consulting fee revenue for the six-month periods ended June 30, 2013 and 2012.

One client, located in Libya, accounted for 25% and 28% of accounts receivable at June 30, 2013 and December 31, 2012.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during each of the three-month periods ended June 30, 2013 and 2012, and 3% of total revenue during each of the six-month periods ended June 30, 2013 and 2012.

Note 16 — Commitments and Contingencies

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

Other

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options.  The Company will purchase their shares for approximately €1,915,000 (approximately $2,526,000).  See Note 3.

In connection with the acquisition of BCA, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment aggregating $927,600 on July 31, 2013.  The Company is committed to issue shares of its common stock in satisfaction of the Third Tranche Payment, the amount of which will be determined in mid-2014. See Note 3.

As of December 31, 2012, the Company had identified a potential employment tax liability related to certain foreign subsidiaries treatment of certain individuals as independent contractors rather than employees. On June 24, 2013, the Company received an indemnification from the selling shareholders for periods prior to 2013. Accordingly, the Company has reversed the accrual established in 2012 and has reflected approximately $3,600,000 as a credit to selling, general and administrative expenses in the consolidated statement of operations for the three- and six-month periods ended June 30, 2013. In consideration for the indemnification, the Company reversed the 2013 first quarter write-down of the liability for the second installment obligation of approximately 1,950,000 BRL (approximately $873,000).  In addition, the Company believes, based upon certain professional advice, that it is remote that a future liability will be established for the potential employment taxes relating to certain foreign independent contractors and, therefore, has made no accrual for such potential liability.

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

References to “the Company,” “we,” “us,” and “our” refer to Hill International, Inc. and its subsidiaries.

Overview

We provide project management and construction claims services to clients worldwide, but primarily in the U.S./Canada, Latin America, Europe, the Middle East, Africa and Asia/Pacific.  Our clients include the United States and other national governments and their agencies, state and local governments and their agencies, and the private sector.  Hill is organized into two key operating segments: the Project Management Group and the Construction Claims Group.

We are one of the leading firms in the world in both the project management and construction claims consulting businesses.  We are a global company with approximately 3,900 employees operating from 100 offices in more than 30 countries.

The Project Management business segment provides extensive construction and project management services to construction owners worldwide.  Such services include, program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, and labor compliance services.

The Construction Claims business segment provides such services as claims consulting, management consulting, litigation support, expert witness testimony, cost/damages assessment, delay/disruption analysis, adjudication, lender advisory, risk management, forensic accounting, fraud investigation and project neutral services.

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

In addition, we believe there are high barriers to entry for new competitors, especially in the project management market.  We compete for business based on reputation and past experience, including client requirements for substantial similar projects and claims work.  We have developed significant long-standing relationships which bring us repeat business and would be very difficult to replicate.  We have an excellent reputation for developing and rewarding employees, which allows us to attract and retain superior professionals.

We currently have open but inactive contracts in Libya.  Due to the political unrest which commenced there in February 2011, we suspended our operations in, and demobilized substantially all of our personnel from Libya.  Although we reopened our office there in November 2011, we are unable to predict when, or if, the work will resume.  At June 30, 2013, the accounts receivable related to the work performed under contracts in the region was approximately $60,000,000.  We are unable to determine the effect the political and economic uncertainty will have on the collectibility of the accounts receivable.  We believe that the amounts due will be collected during 2013, however, if we are unable to do so, there could be a significant adverse impact on our results of operations and consolidated financial position.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three-and six- month periods ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net earnings (loss)	$719	$(324)	$339	$(7,060)
Interest expense, net	6,281	3,150	11,768	7,991
Income tax expense (benefit)	2,288	(471)	4,162	(1,512)
Depreciation and amortization	2,657	3,017	5,196	6,322
EBITDA	$11,945	$5,372	$21,465	$5,741

Three Months Ended June 30, 2013 Compared to

Three Months Ended June 30, 2012

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three months ended June 30,
	2013		2012		Change
	(dollars in thousands)
Project Management	$98,979	77.1%	$77,175	74.2%	$21,804	28.3%
Construction Claims	29,448	22.9	26,894	25.8	2,554	9.5
Total	$128,427	100.0%	$104,069	100.0%	$24,358	23.4%

The increase in Hill’s CFR in the second quarter of 2013 over the second quarter of 2012 was substantially all organic and was primarily due to increased work in the Middle East.

The increase in Project Management CFR during the second quarter of 2013 consisted of a $20,501,000 increase in foreign projects and an increase of $1,303,000 in domestic projects.  The increase in foreign Project Management CFR included increases of $11,999,000 in Oman, $3,537,000 in Qatar and $2,290,000 in Saudi Arabia, where several new projects started recently.  The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic and Northeast regions.

During the second quarter of 2013, the increase in Hill’s Construction Claims CFR was primarily due to increases in the Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

Reimbursable Expenses

	Three months ended June 30,
	2013		2012		Change
	(dollars in thousands)
Project Management	$18,609	92.9%	$14,707	95.8%	$3,902	26.5%
Construction Claims	1,428	7.1	652	4.2	776	119.0
Total	$20,037	100.0%	$15,359	100.0%	$4,678	30.5%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.

The increase in Project Management reimbursable expenses was due primarily to increased use of subcontractors of $2,413,000 in our Northeast region and $709,000 in the Western region.

The increase in Construction Claims reimbursable expenses was primarily due to increased use of subcontractors in the Middle East and the United States.

Cost of Services

	Three months ended June 30,
	2013			2012			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$62,589	83.1%	63.2%	$47,824	80.0%	62.0%	$14,765	30.9%
Construction Claims	12,768	16.9	43.4	11,977	20.0	44.5	791	6.6
Total	$75,357	100.0%	58.7%	$59,801	100.0%	57.5%	$15,556	26.0%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.

The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar, Saudi Arabia and the United Arab Emirates.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and Asia/Pacific in support of increased work.

Gross Profit

	Three months ended June 30,
	2013			2012			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$36,390	68.6%	36.8%	$29,351	66.3%	38.0%	$7,039	24.0%
Construction Claims	16,680	31.4	56.6	14,917	33.7	55.5	1,763	11.8
Total	$53,070	100%	41.3%	$44,268	100.0%	42.5%	$8,802	19.9%

The increase in Project Management gross profit included an increase of $5,938,000 from international operations including increases of $7,222,000 from the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq and Afghanistan.  This was partially offset by decreases in Brazil, Spain and Romania.

The increase in Construction Claims gross profit was driven by increases in the Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

Gross profit percentages for the Project Management group decreased slightly from 38.0% in 2012 to 36.8% in 2013 due to lower margins attained in Brazil, Spain and Romania, partially offset by higher margins in the Middle East.

Gross margin as a percentage of CFR increased slightly for the Construction Claims group from 55.5% in 2012 to 56.6% in 2013 primarily due to higher margin percentages in the United Kingdom and the Middle East.

Selling, General and Administrative (“SG&A”) Expenses

	Three months ended June 30,
	2013		2012		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$43,230	33.7%	$41,071	39.5%	$2,159	5.3%

As a percentage of CFR, SG&A expense decreased to 33.7% in 2013 from 39.5% in 2012.  The significant components of the increase in the amount of SG&A are as follows:

•                  An increase of $1,636,000 in indirect labor including $1,100,000 in staff termination costs primarily in Spain and Brazil where several projects ended;

•                  An increase in unapplied labor of $1,279,000 due primarily to increases in staff required for new work in the Middle East. Unapplied labor, which increased 10.9% over the prior year compared to a 23.4% increase in CFR, represents the labor costs of operating staff for non-billable tasks. This represents improved utilization of billable staff over the prior year;

•                  An increase of $579,000 in professional fees due to statutory, audit and tax filings for increased international operations;

•                  An increase in administrative travel cost of $367,000 in support of expanded international operations;

•                  An increase of $229,000 for additional bad debt reserves primarily in the domestic Project Management Group; and

•                  A credit of $2,579,000 resulting from the elimination of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which has now been indemnified by the former majority shareholders of the subsidiary, partially offset by an increase in the second installment payment for the purchase of ESA.

Operating Profit

	Three months ended June 30,
	2013		2012		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management	$13,334	13.5%	$7,079	9.2%	$6,255	88.4%
Construction Claims	3,384	11.5	2,524	9.4	860	34.1
Corporate	(6,878)		(6,406)		(472)	7.4
Total	$9,840	7.7%	$3,197	3.1%	$6,643	207.8%

The increase in Project Management operating profit included an increase of $6,075,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq and Afghanistan, $1,744,000 in Brazil primarily due to the elimination of the 2012 potential employment tax liability and $630,000 in the United States, partially offset by a decrease of $2,162,000 in Spain.

The increase in Construction Claims operating profit was primarily due to increases of $531,000 in the Middle East and $399,000 in Asia/Pacific.

Corporate expenses were held to an increase of 7.4% compared to the CFR increase of 23.4%.  Increases included travel expenses, professional fees, computer costs and depreciation expense in support of the growth in revenue.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees increased $3,131,000 to $6,281,000 in the second quarter of 2013 as compared with $3,150,000 in the second quarter of 2012, primarily due to higher levels of debt outstanding and higher interest rates.  Included in interest expense for the second quarter of 2013 is a non-cash charge of $1,957,000 attributable to the accretion on the term loan and $522,000 of fees related to the Fourth Amendment to the Credit Agreement.

Income Taxes

For the three-month periods ended June 30, 2013 and 2012, the Company recognized an income tax expense (benefit) of $2,288,000 and ($471,000), respectively.  The income tax expense in 2013 was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize.  The income tax benefit in 2012 is primarily related to the U.S. net operating loss generated during that quarter offset by pre-tax income from foreign operations.

The effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 64.3% and (1002.1%), respectively.  The difference in the Company’s effective tax rate was primarily a result of not recording an income tax benefit related to the 2013 U.S. net operating loss.

Net Earnings (Loss) Attributable to Hill International, Inc.

Net earnings (loss) attributable to Hill International, Inc. for the three months ended June 30, 2013 were $719,000 or $0.02 per diluted common share based on 38,943,000 diluted common shares outstanding, as compared to a net loss for the three months ended June 30, 2012 of ($324,000) or ($0.01) per diluted common share based upon 38,590,000 diluted common shares outstanding.  The primary reasons for the change are a higher gross profit and reduced SG&A expenses offset by higher interest expenses and the loss of an income tax benefit related to U.S. net operating losses.

Six Months Ended June 30, 2013 Compared to

Six Months Ended June 30, 2012

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six months ended June 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$193,977	77.3%	$150,316	74.0%	$43,661	29.0%
Construction Claims	57,006	22.7	52,950	26.0	4,056	7.7
Total	$250,983	100.0%	$203,266	100.0%	$47,717	23.5%

The increase in Hill’s CFR was substantially all organic and was primarily due to increased work in the Middle East.

During the first six months of 2013, Hill’s Project Management CFR consisted of a $41,203,000 increase in foreign projects and an increase of $2,458,000 in domestic projects.  The increase in foreign Project Management CFR included increases of $20,946,000 in Oman, $6,656,000 in Qatar, $5,738,000 in Saudi Arabia and $3,383,000 in the United Arab Emirates where several new projects started recently.  The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic region.

During the first six months of 2013, the increase in Hill’s Construction Claims CFR was primarily due to increases in the Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

Reimbursable Expenses

	Six months ended June 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$31,190	93.0%	$30,603	95.7%	$587	1.9%
Construction Claims	2,364	7.0	1,372	4.3	992	72.3
Total	$33,554	100.0%	$31,975	100.0%	$1,579	4.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.

The increase in Project Management reimbursable expenses was due primarily to increased use of subcontractors in the Mid-Atlantic region, Western region and Egypt, partially offset by a decrease in the Northeast region.

The increase in Construction Claims reimbursable expenses was primarily due to increases in the Middle East and Asia/Pacific.

Cost of Services

	Six months ended June 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$122,862	83.0%	63.3%	$94,473	79.9%	62.8%	$28,389	30.0%
Construction Claims	25,193	17.0	44.2	23,790	20.1	44.9	1,403	5.9
Total	$148,055	100.0%	59.0%	$118,263	100.0%	58.2%	$29,792	25.2%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.

The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar, Saudi Arabia and the United Arab Emirates.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and Asia/Pacific in support of increased work, partially offset by a decrease in the United Kingdom.

Gross Profit

	Six months ended June 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$71,115	69.1%	36.7%	$55,843	65.7%	37.2%	$15,272	27.3%
Construction Claims	31,813	30.9	55.8	29,160	34.3	55.1	2,653	9.1
Total	$102,928	100.0%	41.0%	$85,003	100.0%	41.8%	$17,925	21.1%

The increase in Project Management gross profit included an increase of $13,507,000 from international operations including increases of $13,885,000 from the Middle East, primarily Oman, Qatar and Saudi Arabia.

The increase in Construction Claims gross profit was driven by increases in the Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

The overall gross profit percentage declined slightly due to an increase in the mix of work towards the Project Management group which generally has lower gross margin percentages than the Construction Claims group.

Selling, General and Administrative (“SG&A”) Expenses

	Six months ended June 30,
	2013		2012		Change
			(dollars in thousands)
		% of	% of
		CFR	CFR
SG&A Expenses	$85,689	34.1%	$84,543	41.6%	$1,146	1.4%

As a percentage of CFR, SG&A expense decreased to 34.1% in 2013 compared to 41.6% in 2012.

The significant components of the change in the amount of SG&A are as follows:

•                  An increase of $2,080,000 in unapplied labor primarily in the Middle East due to an increase in staff required for the new work.  Unapplied labor, which increased 8.5% over the prior year compared to a 23.5% increase in CFR, represents the labor costs of operating staff for non-billable tasks.  This represents improved utilization of billable staff over the prior year;

•                  An increase of $1,885,000 in indirect labor including $1,300,000 in staff termination costs primarily in Spain and Brazil where staff was reduced as several projects ended;

•                  An increase in administrative travel costs of $459,000 in support of expanded international operations;

•                  An increase of $471,000 in bad debt expense for reserves placed primarily in the domestic Projects Group;

•                  An increase of $320,000 in professional fees due to statutory, audit and tax filings for increased international operations;

•                  A decrease of $3,683,000 for the reversal of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which has now been indemnified by the former majority shareholders of the subsidiary; and

•                  A credit of $882,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years.

Operating Profit

	Six months ended June 30,
	2013		2012		Change
			(dollars in thousands)
(in thousands)		% of CFR		% of CFR
Project Management	$25,690	13.2%	$10,634	7.1%	$15,056	141.6%
Construction Claims	5,823	10.2	3,704	7.0	2,119	57.2
Corporate	(14,274)		(13,878)		(396)	2.9
Total	$17,239	6.9%	$460	0.2%	$16,779	N.M.

The increase in Project Management operating profit primarily included an increase of $12,640,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq, Afghanistan and the United Arab Emirates, an increase of $3,615,000 in Brazil primarily due to the elimination of the 2012 potential employment tax liability and $1,549,000 in the United States, partially offset by a decrease of $3,136,000 in Spain.

The increase in Construction Claims operating profit was primarily due to increases of $2,476,000 in the Middle East and $1,021,000 in Asia/Pacific, partially offset by a decrease of $1,686,000 in the United Kingdom.

Corporate expenses were held to an increase of 2.9% compared to the CFR increase of 23.5%.  Increases included $144,000 for travel in support of expanded operations overseas.

Interest Expense and Related Financing Fees, net

This item increased $3,777,000 to $11,768,000 in the six months ended June 30, 2013 compared to $7,991,000 in the six months ended June 30, 2012 primarily due to higher levels of debt outstanding and higher interest rates.  Included in interest expense for the first six months of 2013 is a non-cash charge of $3,847,000 attributable to the accretion on the term loan and $522,000 of fees related to the Fourth Amendment to the Credit Agreement.

Income Taxes

For the six month periods ended June 30, 2013 and 2012, the Company recognized an income tax expense (benefit) of $4,162,000 and ($1,512,000), respectively.  The income tax expense in 2013 was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize.  The income tax benefit in 2012 is primarily related to the U.S. net operating loss generated during that quarter offset by pre-tax income from foreign operations.

The effective income tax rates for the six month periods ended June 30, 2013 and 2012 were 76.1% and 20.1%, respectively. The difference in the Company’s effective tax rate was primarily a result of not recording an income tax benefit related to the current year U.S. net operating loss estimated for 2013.

Net Earnings (Loss) Attributable to Hill International, Inc.

Net earnings (loss) attributable to Hill International, Inc. for the six-month period ended June 30, 2013 were $339,000 or $0.01 per diluted common share based upon 38,950,000 diluted common shares outstanding, as compared to a net loss for the six-month period ended June 30, 2012 of ($7,060,000) or ($0.18) per diluted common share based upon 38,558,000 diluted common shares outstanding.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  On October 18, 2012, we entered into a Third Amendment to our Credit Agreement and entered into a Second Lien Term Loan with a new lender.  The new loan provided us with gross proceeds of $75,000,000, before fees and other expenses of approximately $3,500,000, which was used to pay down approximately $68,000,000 of the outstanding balance under our Credit Agreement.  See Note 8 to our consolidated financial statements for a description of our credit facilities and term loan.  At June 30, 2013, our primary sources of liquidity consisted of $21,825,000 of cash and cash equivalents, of which $1,691,000 was on deposit in the U.S. and $20,134,000 was on deposit in foreign locations, and $17,494,000 of available borrowing capacity under our various credit facilities.  As a result, we believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year.  Significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds or obtain letters of credit is limited by the terms of our Credit Facility.

Uncertainties With Respect to Operations in Libya

We currently have open but inactive contracts in Libya.  Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  We are unable to predict when, or if, the work in Libya will resume.  At June 30, 2013, the accounts receivable related to the work performed under contracts in Libya was approximately $60,000,000.

With the advent of the elections in Libya in July 2012, the forming of a new National Congress in August 2012, appointment of a new prime minister and cabinet in October 2012 and the approval of the country’s budget in early 2013, we believe that the Libyan government will soon focus on reviving the country’s economy.  We have had ongoing discussions with Libyan government authorities who have indicated that our payments will be forthcoming.  Based on those discussions and recent public statements from the new Libyan government, we believe that we will begin to receive payments and resume work in the latter part of 2013.  If we do not realize those payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

Additional Capital Requirements

On February 28, 2011, our subsidiary, Gerens Hill International, S.A. (“Gerens Hill”) acquired an indirect 60% interest in Engineering S.A., a project management firm located in Brazil.  Under the terms of the acquisition agreement, additional sums were payable to the selling shareholders if Engineering S.A. met certain operating targets.  At June 30, 2013, the final payment due to the selling shareholders amounts to 11,372,000 BRL (approximately $5,095,000).  It was paid on July 23, 2013.

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options.  The Company will purchase their shares for approximately €1,915,000 (approximately $2,526,000).  Payment is expected to be made in the third quarter.

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

In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions.  We have issued approximately 711,000 of those shares in connection with the acquisition of BCA.  We cannot predict whether we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2013

For the six months ended June 30, 2013, our cash and cash equivalents increased by $5,109,000 to $21,825,000.  Cash used in operations was $6,149,000, cash used by investing activities was $9,896,000 and cash provided by financing activities was $19,780,000.  We also experienced an increase in cash of $1,374,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $6,149,000 for the six months ended June 30, 2013.  This compares to cash used in operating activities of $4,387,000 for the six months ended June 30, 2012.  We had a consolidated net income in the six months ended June 30, 2013 amounting to $1,309,000 compared to a net loss of ($6,019,000) in the six months ended June 30, 2012.  Depreciation and amortization was $5,196,000 in 2013 compared to $6,322,000 in the six months ended June 30, 2012; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.  We had deferred tax expense of $590,000 in 2013 primarily due to several minor temporary differences in foreign jurisdictions.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at June 30, 2013 and June 30, 2012 were $17,470,000 and $9,309,000, respectively.  The increase results primarily from a requirement that the Company provide cash collateral to support certain letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at June 30, 2013 was 124 days compared to 127 days at June 30, 2012.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days).  The decrease in DSO in 2013 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable.  The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $60,000,000.  This situation with ODAC has had a detrimental effect on our overall liquidity, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations.  However, we have had ongoing discussions with ODAC authorities who have indicated that payment will be forthcoming.  Based on those discussions and public statements made by the new Libyan government, we believe that we will begin to receive payments from ODAC during 2013.  Excluding the ODAC receivable, the DSO would have been 89 days at June 30, 2013 and 85 days at June 30, 2012.  Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $9,896,000.  We used $9,325,000 to pay the liability for the Gerens Hill equity interest, $1,293,000 to purchase computers, office equipment, furniture and fixtures and $5,000 for contributions to an affiliate.  We also received $727,000 from our acquisition of BCA.

Financing Activities

Net cash provided by financing activities was $19,780,000.  We received $19,829,000 from borrowings under our Credit Agreement.  We also received $73,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options.  Due to banks decreased $16,000 as amounts paid were more quickly funded by the banks.  Payments on notes payable amounted to $0.

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

At June 30, 2013, our backlog was $907,000,000 compared to $921,000,000 at March 31, 2013.  At June 30, 2013, backlog attributable to work in Libya amounted to $44,000,000.  We estimate that $382,000,000 or 42.1% of the backlog at June 30, 2013 will be recognized during the twelve months subsequent to June 30, 2013.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of June 30, 2013:
Project Management	$865,000	95.4%	$341,000	89.3%
Construction Claims	42,000	4.6%	41,000	10.7%
	$907,000	100.0%	$382,000	100.0%

As of March 31, 2013:
Project Management	$880,000	95.5%	$340,000	89.2%
Construction Claims	41,000	4.5%	41,000	10.8%
	$921,000	100.0%	$381,000	100.0

As of June 30, 2012:
Project Management	$821,000	95.5%	$295,000	88.3%
Construction Claims	39,000	4.5%	39,000	11.7%
	$860,000	100.0%	$334,000	100.0

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

Item 4.                                 Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

Dated: August 9, 2013	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2013	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)