Form 10-Q
period 2013-09-30
Hill International, Inc.
filed 2013-11-08
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 39,458,609 shares of the Registrant’s Common Stock outstanding at November 1, 2013.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$26,639	$16,716
Cash - restricted	13,212	12,091
Accounts receivable, less allowance for doubtful accounts of $9,280 and $10,268	236,014	211,176
Accounts receivable - affiliate	1,244	1,260
Prepaid expenses and other current assets	14,885	10,395
Income taxes receivable	4,165	3,445
Deferred income tax assets	2,095	2,187
Total current assets	298,254	257,270
Property and equipment, net	10,685	11,268
Cash - restricted, net of current portion	3,589	9,135
Retainage receivable	4,130	3,946
Acquired intangibles, net	25,141	28,248
Goodwill	83,112	84,007
Investments	8,025	8,275
Deferred income tax assets	12,983	14,426
Other assets	5,238	5,098
Total assets	$451,157	$421,673
Liabilities and Stockholders’ Equity
Due to bank	$—	$21
Current maturities of notes payable	20,583	21,769
Accounts payable and accrued expenses	94,497	90,306
Income taxes payable	4,813	6,955
Deferred revenue	19,355	17,156
Deferred income taxes	125	101
Other current liabilities	10,313	13,827
Total current liabilities	149,686	150,135
Notes payable, net of current maturities	111,647	87,666
Retainage payable	4,175	4,163
Deferred income taxes	18,163	17,675
Deferred revenue	16,720	9,652
Other liabilities	8,270	11,279
Total liabilities	308,661	280,570
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 45,892 shares and 45,097 shares issued at September 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	134,262	129,913
Retained earnings	48,304	45,409
Accumulated other comprehensive loss	(24,321)	(20,015)
	158,250	155,312
Less treasury stock of 6,434 shares, at cost	(27,766)	(27,766)
Hill International, Inc. share of equity	130,484	127,546
Noncontrolling interests	12,012	13,557
Total equity	142,496	141,103
Total liabilities and stockholders’ equity	$451,157	$421,673

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Consulting fee revenue	$130,181	$103,565	$381,164	$306,831
Reimbursable expenses	17,013	16,322	50,567	48,297
Total revenue	147,194	119,887	431,731	355,128

Cost of services	75,734	58,459	223,789	176,722
Reimbursable expenses	17,013	16,322	50,567	48,297
Total direct expenses	92,747	74,781	274,356	225,019

Gross profit	54,447	45,106	157,375	130,109

Selling, general and administrative expenses	46,195	40,016	131,884	124,559

Operating profit	8,252	5,090	25,491	5,550

Interest expense and related financing fees, net	5,489	4,757	17,257	12,748

Earnings (loss) before income taxes	2,763	333	8,234	(7,198)
Income tax (benefit) expense	(179)	(1,109)	3,983	(2,621)

Net earnings (loss)	2,942	1,442	4,251	(4,577)

Less: net earnings - noncontrolling interests	386	138	1,356	1,179

Net earnings (loss) attributable to Hill International, Inc.	$2,556	$1,304	$2,895	$(5,756)

Basic earnings (loss) per common share - Hill International, Inc.	$0.06	$0.03	$0.07	$(0.15)
Basic weighted average common shares outstanding	39,351	38,226	38,949	38,446

Diluted earnings (loss) per common share - Hill International, Inc.	$0.06	$0.03	$0.07	$(0.15)
Diluted weighted average common shares outstanding	39,494	38,566	39,135	38,446

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$2,942	$1,442	$4,251	$(4,577)
Foreign currency translation adjustment, net of tax	(1,063)	556	(6,228)	(1,424)
Other, net	7	(236)	115	(385)
Comprehensive earnings (loss)	1,886	1,762	(1,862)	(6,386)
Comprehensive (loss) attributable to noncontrolling interest	(139)	(69)	(451)	(44)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$2,025	$1,831	$(1,411)	$(6,342)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$4,251	$(4,577)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,921	9,245
Provision for bad debts	2,743	1,721
Interest accretion	5,875	—
Deferred tax provision (benefit)	1,035	(6,557)
Share based compensation	2,257	1,931
Changes in operating assets and liabilities, net of acquisition in 2013:
Restricted cash	986	(6,020)
Accounts receivable	(21,594)	(13,525)
Accounts receivable - affiliate	16	563
Prepaid expenses and other current assets	(4,184)	(1,309)
Income taxes receivable	(608)	(1,687)
Retainage receivable	(184)	741
Other assets	345	2,509
Accounts payable and accrued expenses	1,179	13,962
Income taxes payable	(2,475)	(629)
Deferred revenue	12,177	262
Other current liabilities	3,154	(6)
Retainage payable	9	(1,573)
Other liabilities	(4,018)	(571)
Net cash provided by (used in) operating activities	8,885	(5,520)
Cash flows from investing activities:
Cash received from acquisition	727	—
Distribution from affiliate	—	130
Contribution to affiliate	(8)	—
Sale of investment	—	3,149
Payments for purchase of property and equipment	(2,144)	(1,806)
Payment of liability for additional interest in Gerens Hill	(9,325)	—
Net cash (used in) provided by investing activities	(10,750)	1,473
Cash flows from financing activities:
Due to bank	(21)	(1,197)
Proceeds from notes payable	—	3,697
Payment on Engineering S.A. note payable	(5,095)	—
Payment on notes payable	(148)	(5,790)
Dividends paid to noncontrolling interest	—	(1,378)
Net borrowings on revolving loans	22,279	5,781
Proceeds from stock issued under employee stock purchase plan	53	70
Proceeds from exercise of stock options	20	24
Net cash provided by financing activities	17,088	1,207
Effect of exchange rate changes on cash	(5,300)	(290)
Net increase (decrease) in cash and cash equivalents	9,923	(3,130)
Cash and cash equivalents — beginning of period	16,716	17,924
Cash and cash equivalents — end of period	$26,639	$14,794

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

Note 3 — Acquisitions

Binnington Copeland & Associates

On May 30, 2013 (the “Closing Date”), Hill International N.V., the Company’s wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together “BCA”).  BCA, with 34 professionals, has offices in Johannesburg and Cape Town, South Africa.  The acquisition provides the Company’s claims business access to Africa’s large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa.  Consideration consisted of $2,000,000 plus a potential earn out, both payable in shares of the Company’s common stock.  The purchase price is payable as follows: $1,072,400 (the “Closing Date Payment”) on the Closing Date, $927,600 (the “Second Tranche Payment”) on July 31, 2013 and an earn-out (the “Third Tranche Payment”) to be determined in the third quarter of 2014.  The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty trading days ending on May 17, 2013.  On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment.  The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013.  The shares issuable in satisfaction of the Third Tranche Payment will be determined by dividing the Third Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 21, 2014.  The actual amount of the Third Tranche Payment will be determined by comparing the average net profit before taxes for the two-year periods ending July 31, 2014 to the net profit before taxes for the year ended July 31, 2012, and multiplying the excess, if any, by 2.205.  The Third Tranche Payment is estimated to be approximately $902,000.  The Company reflected the liability for the Third Tranche Payment in other current liabilities in the consolidated balance sheet at September 30, 2013.  The Company acquired intangible assets and goodwill amounting to 13,143,000 South African Rand (ZAR) (approximately $1,312,000 on the acquisition date) and ZAR 12,872,500 ($1,284,000), respectively.  The acquired intangible assets have a weighted average life of 8.2 years.  The acquired intangible assets consist of a client relationship intangible of ZAR 10,546,000 ($1,053,000) with a ten-year life, a contract intangible of ZAR 1,863,000 ($186,000) with an 8-month life and a trade name intangible of ZAR 734,000 ($73,000) with a two-year life.  Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.  The results of operations of BCA are not material to the Company’s consolidated results of operations.

Gerens Hill International, S.A.

In April 2013, minority shareholders, who held the remaining 6.8% of Gerens Hill, exercised their put options.  The Company accrued the liability of approximately €1,915,000 (approximately $2,526,000) which is included in other current liabilities in the consolidated balance sheet at September 30, 2013. In connection with this transaction, the Company reduced noncontrolling interests by €829,000 (approximately $1,094,000), has increased goodwill and deferred tax liabilities by €326,000 each (approximately $430,000) and has increased intangible assets by €1,086,000 (approximately $1,432,000).  The aggregate consideration is expected to be paid in December 2013.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2013	December 31, 2012
Billed	$205,238	$181,075
Retainage, current portion	7,282	5,022
Unbilled	32,774	35,347
	245,294	221,444
Allowance for doubtful accounts	(9,280)	(10,268)
	$236,014	$211,176

During the past several months, accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government were reduced by approximately $3,100,000.  The reduction consisted of a cash payment by the Libyan Organization for the Development of Administrative Centres (“ODAC”) of approximately 3,000,000 Libyan dinars (“LYD”) ($2,400,000) that was made directly to Hill and a cash payment of approximately LYD 800,000 ($700,000) that was made by ODAC to Libyan tax authorities on Hill’s behalf.  At September 30, 2013, the remaining accounts receivable outstanding related to Hill’s work in Libya amounted to approximately $57,000,000.

The LYD 3,000,000 cash payment made directly to Hill is not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  There is at present no agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  However, management believes that these payments were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  In the event that the Company does not realize any further payments, there could be a significant adverse impact on its consolidated results of operations and consolidated financial position.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$37,019	$17,033	$36,506	$14,175
Acquired contract rights	10,946	8,216	10,449	6,931
Trade names	3,248	823	3,042	643
Total	$51,213	$26,072	$49,997	$21,749
Intangible assets, net	$25,141		$28,248

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$1,723	$1,835	$4,957	$5,947

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
amortization
Year ending December 31,	expense

2013 (remaining 3 months)	$1,613
2014	5,526
2015	5,139
2016	3,926
2017	3,044

Note 6 — Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2013 and noted no impairment for either of its reporting units. Based on a preliminary valuation, the fair value of the Project Management unit and the Construction Claims unit exceeded their carrying values by $55,966,000 and $7,905,000, respectively.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2013 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2012	$57,231	$26,776	$84,007
Additions	430	1,284	1,714
Translation adjustments	(1,915)	(694)	(2,609)
Balance, September 30, 2013	$55,747	$27,366	$83,112

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$29,700	$24,486
Accrued payroll	35,484	33,750
Accrued subcontractor fees	6,760	8,253
Accrued agency fees	16,684	16,239
Accrued legal and professional fees	1,252	3,303
Other accrued expenses	4,617	4,275

	$94,497	$90,306

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	September 30, 2013	December 31, 2012

Term Loan (for more information, see below)	$82,395	$76,520

Revolving Credit loan payable under the Credit Agreement. The weighted average interest rate of all borrowings was 6.79% and 7.78% at September 30, 2013 and December 31, 2012 (for more information, see below)	37,900	22,300

Borrowings under revolving credit facilities with a consortium of banks in Spain (for more information, see below)	7,472	5,021

Payment due for the Engineering S.A. acquisition	—	5,327

Borrowings under unsecured credit facility with Caja Badajoz (for more information, see below)	2,024	—

Borrowings under revolving credit facility with the National Bank of Abu Dhabi (for more information, see below)	2,332	—

Other debt obligations	107	267
	132,230	109,435
Less current maturities	20,583	21,769
Notes payable and long-term debt, net of current maturities	$111,647	$87,666

Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012, which was amended on May 23, 2013 (the “First Amendment”). The First Amendment contains identical provisions as those in the Fourth Amendment to Credit Agreement (see below).  Borrowings under the Term Loan Agreement are collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries.  The maturity date of the Term Loan is October 18, 2016.

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

At September 30, 2013, the Company was in compliance with all of the Term Loan covenants.

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., and Bank of America, N.A., as Administrative Agent.  The Credit Agreement has been amended from time to time, most recently on May 23, 2013 when the Company entered into a Fourth Amendment to Credit Agreement pursuant to which, among other things, the lenders agreed to :  (a) permit the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, (b) increase the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and (c) permit the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.  The Company paid an amendment fee of $150,000 to the Agent and reimbursed the Agent for its out-of-pocket costs amounting to approximately $372,000.  These amounts are included in interest expense and related financing fees, net in the consolidated statements of operations for the nine-month period ended September 30, 2013.

The Credit Agreement requires the Company to comply with a consolidated leverage ratio, a consolidated fixed charge ratio and a senior leverage ratio.  The following table sets forth those requirements for the period ended September 30, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
Not to exceed 6.00 to 1.00	Not less 1.00 to 1.00	Not to exceed 2.25 to 1.00

The following table presents the Company’s actual ratios at September 30, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
4.54 to 1.00	1.31 to 1.00	1.83 to 1.00

At September 30, 2013, the Company had $17,484,000 in outstanding letters of credit pursuant to the Credit Agreement and total remaining availability on such date was $9,616,000.

Other Debt Arrangements

The Company’s subsidiary, Gerens Hill, maintains a revolving credit facility with 12 banks in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,611,000 and $7,460,000 at September 30, 2013 and December 31, 2012).  At September 30, 2013 and December 31, 2012, total borrowings outstanding were €5,537,000 and €3,796,000 (approximately $7,472,000 and $5,021,000, respectively).

Gerens Hill also maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,500,000 (approximately $2,024,000 and $1,984,000) at September 30, 2013 and December 31, 2012, respectively.  The interest rate at September 30, 2013 is the three-month EURIBOR rate of 0.54% plus 3.00% (or 3.54%) but no less than 5.00%.  At September 30, 2013, total borrowings outstanding were €1,500,000 (approximately $2,024,000).  At December 31, 2012, there were no borrowings outstanding.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at both September 30, 2013 and December 31, 2012) collateralized by certain overseas receivables.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.25% and 4.30%, at September 30, 2013 and December 31, 2012, respectively) but no less than 5.50%.  At September 30, 2013, total borrowings outstanding were AED 8,564,000 (approximately $2,332,000).  At December 31, 2012, there were no borrowings outstanding.  This facility is renewed on a month-to-month basis. The credit facility with the National Bank of Abu Dhabi also allows for up to AED 150,000,000 (approximately $40,844,000 at September 30, 2013) in letters of guarantee of which AED 115,987,000 (approximately $31,583,000) was utilized at September 30, 2013.

The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,351,000 at September 30, 2013), with interest of 1.23% plus Egnatia Bank’s prime rate of 5.00% (or 6.23%) at September 30, 2013, collateralized by certain assets of the Company.  There were no borrowings outstanding under this facility at September 30, 2013 and December 31, 2012.  The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,080,000 at September 30, 2013), of which €1,745,000 (approximately $2,357,000 had been utilized at September 30, 2013.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (BRL) (approximately $1,288,000 at September 30, 2013), with a weighted average monthly interest rate of 2.64%.  There were no borrowings outstanding on any of these facilities at September 30, 2013 or December 31, 2012.

A revolving credit facility with Barclays Bank PLC for up to £550,000 (approximately $889,000 at September 30, 2013), with interest of 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at September 30, 2013, collateralized by cross guarantees of several of the United Kingdom companies.  Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client.  At September 30, 2013 and December 31, 2012, there were no borrowings outstanding.

At September 30, 2013, the Company had $4,466,000 of available borrowing capacity under its foreign credit agreements.

In connection with the 2011 acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 BRL (approximately $10,376,000 at the date of acquisition) and discounted that amount using an interest rate of 4.72%, the Company’s weighted average interest rate at that time.  The Company paid the first installment amounting to 6,624,000 BRL (approximately $3,508,000) on April 30, 2012 and paid the second installment amounting to 11,372,000 BRL (approximately $5,095,000) on July 23, 2013.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine months ended September 30,
	2013	2012
Interest and related financing fees paid	$10,346	$8,670
Income taxes paid	$6,901	$3,947
Reduction of minority interest in connection with acquisition of remaining noncontrolling interest in Gerens Hill	$1,094	$—
Increase in intangible assets and goodwill in connection with acquisition of BCA and remaining noncontrolling interest in Gerens Hill	$3,026	$—
Common stock issued for acquisition of BCA	$2,000	$—

Note 10 — Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Dilutive stock options increased the average common stock outstanding by 143,528 shares for the three-month period ended September 30, 2013 and by 185,809 shares for the nine-month period ended September 30, 2013. Options to purchase 5,492,975 shares and 5,366,904 shares were excluded from the calculation of diluted earnings (loss) per common share for the three- and nine-month periods ended September 30, 2013 because they were antidilutive.  Dilutive stock options increased the average common stock outstanding by 339,850 shares for the three-month period ended September 30, 2012. Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for the nine-month period ended September 30, 2012.  The total number of such shares excluded from diluted loss per common share was 3,421,201 shares for the nine-month period ended September 30, 2012.

Note 11 — Share-Based Compensation

At September 30, 2013, the Company had 6,650,156 options outstanding with a weighted average exercise price of $4.73.  During the nine-month period ended September 30, 2013, the Company granted 1,000,000 options which vest over a four-year period, have an exercise price of $4.04 and a contractual life of five years; 960,000 options which vest over a five-year period, have a weighted average exercise price of $3.66 and a contractual life of seven years; and 116,280 options which vested immediately, have an exercise price of $2.89 and a contractual life of five years.  The aggregate fair value of the options was $4,039,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.29 years; volatility — 71.7% and risk-free interest rate — 0.77%. During the first nine months of 2013, options for 8,000 shares with a weighted average exercise price of $2.45 were exercised, options for 11,000 shares with a weighted average exercise price of $4.97 were forfeited and options for 51,500 shares with a weighted average exercise price of $12.03 lapsed.

During the nine-month period ended September 30, 2013, the Company issued 51,905 shares of its common stock to its Non-Employee Directors.  The Company recognized compensation expense amounting to $150,000.

During the nine-month period ended September 30, 2013, employees purchased 23,823 common shares, for an aggregate purchase price of $53,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $674,000 and $493,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $2,257,000 and $1,931,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Note 12 — Stockholders’ Equity

Under the Board-approved Stock Repurchase Program, the Company is authorized to purchase up to $60,000,000 of its common stock.  On August 5, 2013, the Board authorized an extension of the program to December 31, 2014. To date, the Company has purchased 5,834,369 shares of its common stock under this program for an aggregate purchase price of $24,438,000, or an average price of $4.19 per share.  Under the terms of its Credit Agreement (see Note 8), the Company may purchase up to an additional $2,000,000 as long as immediately before and after giving effect to the purchase, the Company shall have satisfied the Minimum Liquidity Requirement (that is, unrestricted cash and cash equivalents plus availability under the Credit Agreement aggregating $30,000,000) and no event of default shall have occurred and be continuing at the time.

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2013 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. stockholders	interests
Stockholders’ equity, December 31, 2012	$141,103	$127,546	$13,557
Net earnings	4,251	2,895	1,356
Other comprehensive loss	(6,113)	(4,306)	(1,807)
Comprehensive loss	(1,862)	(1,411)	(451)
Additional paid in capital	4,349	4,349	—
Purchase of noncontrolling interest	(1,094)	—	(1,094)
Stockholders’ equity, September 30, 2013	$142,496	$130,484	$12,012

Note 13 — Income Taxes

The reserve for uncertain tax positions amounted to $2,560,000 and $5,033,000 at September 30, 2013 and December 31, 2012, respectively, and is included in “Other Liabilities” in the consolidated balance sheets at those dates. During the three- and nine-month periods ended September 30, 2013, the reserve for uncertain tax positions was reduced by $2,473,000 based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities during the third quarter of 2013.

The Company’s policy is to record income tax related interest and penalties in income tax expense.  At September 30, 2013, potential interest and penalties related to uncertain tax positions amounting to $100,000 was included in the balance above.

The effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were (6.5%) and (333.0%), respectively, and 48.4% and 36.4% for the nine-month periods ended September 30, 2013 and 2012, respectively.  The differences in the Company’s 2013 effective tax rates over the 2012 effective tax rates were primarily the result of not recording an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize offset by the $2,473,000 reversal of the reserve for uncertain tax positions discussed above. The Company also recognized an income tax (benefit) expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling ($105,000) and ($195,000) for the three-

month periods ended September 30, 2013 and 2012, respectively, and $40,000 and ($195,000) for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The following tables provide selected financial data for the Company’s reportable segments (dollars in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2013		2012

Project Management	$99,583	76.5%	$77,194	74.5%
Construction Claims	30,598	23.5	26,371	25.5
Total	$130,181	100.0%	$103,565	100.0%

Total Revenue:

	Three Months Ended September 30,
	2013		2012

Project Management	$115,533	78.5%	$92,752	77.4%
Construction Claims	31,661	21.5	27,135	22.6
Total	$147,194	100.0%	$119,887	100.0%

Operating Profit:

	Three Months Ended September 30,
	2013	2012

Project Management	$11,290	$8,012
Construction Claims	3,806	2,641
Corporate	(6,844)	(5,563)
Total	$8,252	$5,090

Depreciation and Amortization Expense:

	Three Months Ended September 30,
	2013	2012

Project Management	$1,930	$2,173
Construction Claims	741	688
Subtotal segments	2,671	2,861
Corporate	54	62
Total	$2,725	$2,923

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,
	2013		2012

U.S./Canada	$31,197	24.0%	$29,747	28.7%
Latin America	11,329	8.7	11,302	10.9
Europe	18,211	14.0	20,710	20.0
Middle East	56,588	43.5	34,119	32.9
Africa	6,735	5.2	3,755	3.7
Asia/Pacific	6,121	4.6	3,932	3.8
Total	$130,181	100.0%	$103,565	100.0%

U.S.	$30,334	23.3%	$29,091	28.1%
Non-U.S.	99,847	76.7	74,474	71.9
Total	$130,181	100.0%	$103,565	100.0%

For the three-month period ended September 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $16,017,000 representing 12.3% of the total and Oman’s consulting fee revenue amounted to $14,667,000 representing 11.3% of the total.  No other country other than the United States accounted for over 10% of consolidated consulting fee revenue.

For the three-month period ended September 30, 2012, consulting fee revenue for the United Arab Emirates amounted to $14,888,000 representing 14.4% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended September 30,
	2013		2012

U.S./Canada	$44,204	30.0%	$42,687	35.6%
Latin America	11,429	7.8	11,341	9.5
Europe	19,556	13.3	22,146	18.5
Middle East	57,804	39.3	35,487	29.6
Africa	7,637	5.2	4,252	3.5
Asia/Pacific	6,564	4.4	3,974	3.3
Total	$147,194	100.0%	$119,887	100.0%

U.S.	$43,327	29.4%	$42,003	35.0%
Non-U.S.	103,867	70.6	77,884	65.0
Total	$147,194	100.0%	$119,887	100.0%

For the quarter ended September 30, 2013, total revenue for the United Arab Emirates amounted to $16,182,000 representing 11.0% of the total and Oman’s total revenue amounted to $14,697,000 representing 10.0% of the total.  No other country except for the United States accounted for over 10% of consolidated total revenue.

For the quarter ended September 30, 2012, total revenue for the United Arab Emirates amounted to $15,281,000, representing 12.7% of the total.  No other country other than the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended September 30,
	2013		2012

U.S. federal government	$3,722	2.9%	$3,234	3.1%
U.S. state, regional and local governments	18,539	14.2	16,867	16.3
Foreign governments	47,516	36.5	24,843	24.0
Private sector	60,404	46.4	58,621	56.6
Total	$130,181	100.0%	$103,565	100.0%

Total Revenue By Client Type:

	Three Months Ended September 30,
	2013		2012

U.S. federal government	$4,253	2.9%	$3,615	3.0%
U.S. state, regional and local governments	24,901	16.9	23,535	19.6
Foreign governments	49,501	33.6	26,644	22.2
Private sector	68,539	46.6	66,093	55.2
Total	$147,194	100.0%	$119,887	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2013	December 31, 2012

U.S./Canada	$4,174	$4,700
Latin America	1,320	1,278
Europe	1,928	2,334
Middle East	2,525	2,344
Africa	187	191
Asia/Pacific	551	421
Total	$10,685	$11,268

U.S.	$4,174	$4,697
Non-U.S.	6,511	6,571
Total	$10,685	$11,268

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2013		2012

Project Management	$293,560	77.0%	$227,510	74.1%
Construction Claims	87,604	23.0	79,321	25.9
Total	$381,164	100.0%	$306,831	100.0%

Total Revenue

	Nine Months Ended September 30,
	2013		2012

Project Management	$340,700	78.9%	$273,670	77.1%
Construction Claims	91,031	21.1	81,458	22.9
Total	$431,731	100.0%	$355,128	100.0%

Operating Profit:

	Nine Months Ended September 30,
	2013	2012

Project Management	$36,980	$18,646
Construction Claims	9,629	6,345
Corporate	(21,118)	(19,441)
Total	$25,491	$5,550

Depreciation and Amortization Expense:

	Nine Months Ended September 30,
	2013	2012

Project Management	$5,666	$6,744
Construction Claims	2,082	2,303
Subtotal segments	7,748	9,047
Corporate	173	198
Total	$7,921	$9,245

Consulting Fee Revenue by Geographic Region:

	Nine Months Ended September 30,
	2013		2012

U.S./Canada	$92,472	24.3%	$88,811	28.9%
Latin America	36,385	9.5	37,510	12.2
Europe	57,888	15.2	63,670	20.8
Middle East	161,065	42.3	95,475	31.1
Africa	16,165	4.2	9,827	3.2
Asia/Pacific	17,189	4.5	11,538	3.8
Total	$381,164	100.0%	$306,831	100.0%

U.S.	$89,792	23.6%	$86,528	28.2%
Non-U.S.	291,372	76.4	220,303	71.8
Total	$381,164	100.0%	$306,831	100.0%

For the nine months ended September 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $50,485,000 representing 13.2% of the total.  No other country except the United States accounted for over 10% of consolidated total revenue.

For the nine months ended September 30, 2012, consulting fee revenue for the United Arab Emirates amounted to $44,862,000 representing 14.6% of the total and Brazil’s consulting fee revenue amounted to $33,114,000 representing 10.8% of the total.  No other country except for the United States accounted for over 10% of the consolidated total revenue.

Total Revenue by Geographic Region:

	Nine Months Ended September 30,
	2013		2012

U.S./Canada	$131,430	30.4%	$127,495	35.9%
Latin America	36,677	8.5	37,696	10.6
Europe	61,471	14.2	68,470	19.3
Middle East	165,492	38.3	98,764	27.8
Africa	18,733	4.3	11,113	3.1
Asia/Pacific	17,928	4.3	11,590	3.3
Total	$431,731	100.0%	$355,128	100.0%

U.S.	$128,652	29.8%	$125,134	35.2%
Non-U.S.	303,079	70.2	229,994	64.8
Total	$431,731	100.0%	$355,128	100.0%

For the nine months ended September 30, 2013, total revenue for the United Arab Emirates amounted to $51,540,000 representing 11.9% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the nine months ended September 30, 2012, total revenue for the United Arab Emirates amounted to $45,939,000 representing 12.9% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Consulting Fee Revenue By Client Type:

	Nine Months Ended September 30,
	2013		2012

U.S. federal government	$11,613	3.0%	$9,414	3.1%
U.S. state, regional and local governments	53,360	14.0	46,809	15.3
Foreign governments	129,608	34.0	68,519	22.3
Private sector	186,583	49.0	182,089	59.3
Total	$381,164	100.0%	$306,831	100.0%

Total Revenue By Client Type:

	Nine Months Ended September 30,
	2013		2012

U.S. federal government	$13,436	3.1%	$11,332	3.2%
U.S. state, regional and local governments	76,822	17.8	66,194	18.6
Foreign governments	135,426	31.4	73,395	20.7
Private sector	206,047	47.7	204,207	57.5
Total	$431,731	100.0%	$355,128	100.0%

Note 15 — Concentrations

The Company had one client that accounted for 10% of total revenue for the three-month period ended September 30, 2013 and no clients that accounted for 10% or more of total revenue for the three-month period ended September 30, 2012.  The Company had no clients that accounted for 10% or more of total revenue for the nine-month periods ended September 30, 2013 or 2012.

The Company had one client that accounted for 11% of consulting fee revenue for the three-month period ended September 30, 2013 and no clients that accounted for 10% or more of consulting fee revenue for the three-month period ended September 30, 2012.  The Company had one client that accounted for 10% of consulting fee revenue for the nine-month period ended September 30, 2013 and no clients that accounted for 10% or more of consulting fee revenue for the nine-month periods ended September 30, 2012.

One client, located in Libya, accounted for 24% and 28% of accounts receivable at September 30, 2013 and December 31, 2012.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during the three-month periods ended September 30, 2013 and 2012, and 3% of total revenue during each of the nine-month periods ended September 30, 2013 and 2012.

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

Other

M.A. Angeliades, Inc. (“Plaintiff”) has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DCC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has refused to provide invoices for the additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DCC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options.  The Company intends to purchase their shares for approximately €1,915,000 (approximately $2,526,000).  See Note 3.

The Company is committed to issue shares of its common stock to the former shareholders of BCA in satisfaction of the Third Tranche Payment, the amount of which will be determined in mid-2014. See Note 3.

As of December 31, 2012, the Company had identified a potential employment tax liability related to certain foreign subsidiaries treatment of certain individuals as independent contractors rather than employees. On June 24, 2013, the Company received an indemnification from the selling shareholders for periods prior to 2013.  Accordingly, the Company has reversed the accrual established in 2012 and has reflected approximately $3,600,000 as a credit to selling, general and administrative expenses in the consolidated statement of operations for the nine-month period ended September 30, 2013.  In consideration for the indemnification, the Company reversed the 2013 first quarter write-down of the liability for the second installment obligation of approximately 1,950,000 BRL (approximately $873,000).  In addition, the Company believes, based upon certain professional advice, that it is remote that a future liability will be established for the potential employment taxes relating to certain foreign independent contractors and, therefore, has made no accrual for such potential liability.

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

We are one of the leading firms in the world in both the project management and construction claims consulting businesses.  We are a global company with approximately 4,000 employees operating from 100 offices in more than 30 countries.

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

During the past several months, accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government were reduced by approximately $3,100,000.  The reduction consisted of a cash payment by the Libyan Organization for the Development of Administrative Centres (“ODAC”) of approximately 3,000,000 Libyan dinars (“LYD”) ($2,400,000) that was made directly to Hill and a cash payment of approximately LYD 800,000 ($700,000) that was made by ODAC to Libyan tax authorities on Hill’s behalf.  At September 30, 2013, the remaining accounts receivable outstanding related to Hill’s work in Libya amounted to approximately $57,000,000.

The LYD 3,000,000 cash payment made directly to Hill is not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  There is at present no agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts. However, management believes that these payments were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, we cannot predict with certainty when, or if, our remaining accounts receivable will be paid by the Libyan authorities or when our work will resume there.  In the event that we do not realize any further payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

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

Our interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2012 Annual Report.

Three Months Ended September 30, 2013 Compared to

Three Months Ended September 30, 2012

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$99,583	76.5%	$77,194	74.5%	$22,389	29.0%
Construction Claims	30,598	23.5	26,371	25.5	4,227	16.0
Total	$130,181	100.0%	$103,565	100.0%	$26,616	25.7%

The increase in Hill’s CFR in the third quarter of 2013 over the third quarter of 2012 included a 1.3% increase due to the acquisition of BCA and organic growth of 24.4%.  The organic growth was primarily due to increased work in the Middle East.

The increase in Project Management CFR during the third quarter of 2013 consisted of a $20,642,000 increase in foreign projects and an increase of $1,747,000 in domestic projects.  The increase in foreign Project Management CFR included increases of $13,992,000 in Oman, $3,077,000 in Qatar and $1,638,000 in Afghanistan, where several new projects started recently.  The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic and Northeast regions.

During the third quarter of 2013, the increase in Hill’s Construction Claims CFR was primarily due to increases of $1,367,000 in South Africa from the acquisition of BCA and $1,166,000 in the Middle East.

Reimbursable Expenses

	Three Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$15,950	93.8%	$15,558	95.3%	$392	2.5%
Construction Claims	1,063	6.2	764	4.7	299	39.1
Total	$17,013	100.0%	$16,322	100.0%	$691	4.2%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.

The increase in Project Management reimbursable expenses was due primarily to increased use of subcontractors in New York, Egypt and Asia/Pacific.

The increase in Construction Claims reimbursable expenses was primarily due to increased job related travel expenses in the United Kingdom and Asia/Pacific.

Cost of Services

	Three Months Ended September 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$62,246	82.2%	62.5%	$46,789	80.0%	60.6%	$15,457	33.0%
Construction Claims	13,488	17.8	44.1	11,670	20.0	44.3	1,818	15.6
Total	$75,734	100.0%	58.2%	$58,459	100.0%	56.4%	$17,275	29.6%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.

The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar, Saudi Arabia and the United Arab Emirates.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East, Asia/Pacific and South Africa in support of the increased work.

Gross Profit

	Three Months Ended September 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$37,337	68.6%	37.5%	$30,405	67.4%	39.4%	$6,932	22.8%
Construction Claims	17,110	31.4	55.9	14,701	32.6	55.7	2,409	16.4
Total	$54,447	100.0%	41.8%	$45,106	100.0%	43.6%	$9,341	20.7%

The increase in Project Management gross profit included an increase of $6,326,000 from international operations including increases of $7,787,000 from the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq and Afghanistan.  This was partially offset by decreases in Brazil and Spain.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Asia/Pacific and South Africa.

Gross profit percentages for the Project Management group decreased slightly from 39.4% in 2012 to 37.5% in 2013 due to lower margins attained in Oman, Brazil, Spain and Egypt, partially offset by increases in Qatar, Iraq and Afghanistan.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
		% of	% of
		CFR	CFR

SG&A Expenses	$46,195	35.5%	$40,016	38.6%	$6,179	15.4%

As a percentage of CFR, SG&A expense decreased to 35.5% in 2013 from 38.6% in 2012.  The significant components of the increase in the amount of SG&A are as follows:

•                  An increase in unapplied labor of $2,201,000 due primarily to increases in staff required for new work in the Middle East.  Unapplied labor, which increased 18.0% over the prior year compared to a 25.7% increase in CFR, represents the labor costs of operating staff for non-billable tasks.  This represents improved utilization of billable staff over the prior year;

•                  An increase of $1,876,000 in indirect labor in support of increased revenue including $554,000 in staff termination costs primarily in Spain where several projects ended;

•                  An increase of $575,000 in professional fees due to statutory, audit and tax filings for increased international operations;

•                  An increase of $552,000 for additional bad debt reserves primarily in the domestic Project Management Group;

•                  An increase in administrative travel cost of $385,000 in support of expanded international operations.

Operating Profit

	Three Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
		% of CFR		% of CFR
Project Management	$11,290	11.3%	$8,012	10.4%	$3,278	40.9%
Construction Claims	3,806	12.4	2,641	10.0	1,165	44.1
Corporate	(6,844)		(5,563)		(1,281)	23.0
Total	$8,252	6.3%	$5,090	4.9%	$3,162	62.1%

The increase in Project Management operating profit included an increase of $5,708,000 in the Middle East, primarily from Oman, Qatar, Iraq and Afghanistan, partially offset by decreases in Spain and the United States.

The increase in Construction Claims operating profit was primarily due to increases of $807,000 in Asia/Pacific due to increased work in Hong Kong and Australia and $542,000 in South Africa from the acquisition of BCA.

Corporate expenses increased $1,281,000 including indirect labor, computer cost and professional fees in support of the growth in revenue.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees increased $732,000 to $5,489,000 in the third quarter of 2013 as compared with $4,757,000 in the third quarter of 2012, primarily due to higher levels of debt outstanding and higher interest rates.  Included in interest expense for the third quarter of 2013 is a non-cash charge of $2,029,000 attributable to the accretion on the term loan.

Income Taxes

For the three-month periods ended September 30, 2013 and 2012, the Company recognized an income tax benefit of ($179,000) and ($1,109,000), respectively.  The income tax benefit in 2013 was related to a $2,473,000 reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities during the third quarter of 2013, no income tax benefit related to the estimated 2013 U.S. net operating loss, which management believes the Company will not be able to utilize, partially offset by income taxes on the income generated from foreign operations.  The income tax benefit in 2012 is primarily related to the U.S. net operating loss generated during that quarter partially offset by taxes on the income from foreign operations.  The Company’s income tax benefit for the three-month periods ended September 30, 2013 and 2012 included tax benefits of $105,000 and $195,000, respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three-month periods ended September 30, 2013 and 2012, were (6.5%) and (333.0%), respectively.  The difference in the Company’s effective tax rate was primarily a result of not recording an income tax benefit related to the 2013 U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the three months ended September 30, 2013 were $2,556,000 or $0.06 per diluted common share based on 39,494,000 diluted common shares outstanding, as compared to net earnings for the three months ended September 30, 2012 of $1,304,000 or $0.03 per diluted common share based upon 38,566,000 diluted common shares outstanding.  The primary reasons for the change are a higher gross profit and reduced SG&A expenses offset by higher interest expenses and the loss of an income tax benefit related to U.S. net operating losses.

Nine Months Ended September 30, 2013 Compared to

Nine Months Ended September 30, 2012

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$293,560	77.0%	$227,510	74.1%	$66,050	29.0%
Construction Claims	87,604	23.0	79,321	25.9	8,283	10.4
Total	$381,164	100.0%	$306,831	100.0%	$74,333	24.2%

The increase in Hill’s CFR was substantially all organic and was primarily due to increased work in the Middle East.

During the first nine months of 2013, Hill’s Project Management CFR consisted of a $61,845,000 increase in foreign projects and an increase of $4,206,000 in domestic projects.  The increase in foreign Project Management CFR included increases of $34,938,000 in Oman, $9,732,000 in Qatar, $7,014,000 in Saudi Arabia and $4,129,000 in the United Arab Emirates where several new projects started recently.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast and Mid-Atlantic regions.

During the first nine months of 2013, the increase in Hill’s Construction Claims CFR was primarily due to increases in the Middle East, Asia/Pacific and South Africa, partially offset by a decrease in the United Kingdom.

Reimbursable Expenses

	Nine Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
Project Management	$47,140	93.2%	$46,160	95.6%	$980	2.1%
Construction Claims	3,427	6.8	2,137	4.4	1,290	60.4
Total	$50,567	100.0%	$48,297	100.0%	$2,270	4.7%

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

The increase in Construction Claims reimbursable expenses was primarily due to increases in the Middle East and Asia/Pacific.

Cost of Services

	Nine Months Ended September 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$185,108	82.7%	63.1%	$141,262	79.9%	62.1%	$43,846	31.0%
Construction Claims	38,681	17.3	44.2	35,460	20.1	44.7	3,221	9.1
Total	$223,789	100.0%	58.7%	$176,722	100.0%	57.6%	$47,067	26.6%

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

Gross Profit

	Nine Months Ended September 30,
	2013			2012			Change
				(dollars in thousands)
			% of CFR			% of CFR
Project Management	$108,452	68.9%	36.9%	$86,248	66.3%	37.9%	$22,204	25.7%
Construction Claims	48,923	31.1	55.8	43,861	33.7	55.3	5,062	11.5
Total	$157,375	100.0%	41.3%	$130,109	100.0%	42.4%	$27,266	21.0%

The increase in Project Management gross profit included an increase of $19,833,000 from international operations primarily due to increases from the Middle East, principally Oman, Qatar, Saudi Arabia and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Asia/Pacific and South Africa, partially offset by a decrease in the United Kingdom.

The overall gross profit percentage declined slightly due to an increase in the mix of work towards the Project Management group which generally has lower gross margin percentages than the Construction Claims group.

Selling, General and Administrative (“SG&A”) Expenses

	Nine Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
		% of	% of
		CFR	CFR

SG&A Expenses	$131,884	34.6%	$124,559	40.6%	$7,325	5.9%

As a percentage of CFR, SG&A expense decreased to 34.6% in 2013 compared to 40.6 % in 2012.

The significant components of the change in the amount of SG&A are as follows:

•                  An increase of $4,280,000 in unapplied labor primarily in the Middle East due to an increase in staff required for the new work.  Unapplied labor, which increased 11.7% over the prior year compared to a 24.2% increase in

CFR, represents the labor costs of operating staff for non-billable tasks.  This represents improved utilization of billable staff over the prior year;

•                  An increase of $3,761,000 in indirect labor including $1,819,000 in staff termination costs primarily in Spain and Brazil where staff was reduced as several projects ended;

•                  An increase in administrative travel costs of $845,000 in support of expanded international operations;

•                  An increase of $1,022,000 in bad debt expense for reserves placed primarily in the domestic Project Management Group;

•                  An increase of $895,000 in professional fees due to statutory, audit and tax filings for increased international operations;

•                  A decrease of $3,683,000 for the reversal of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which has now been indemnified by the former majority shareholders of the subsidiary; and

•                  A decrease of $990,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years.

Operating Profit

	Nine Months Ended September 30,
	2013		2012		Change
			(dollars in thousands)
(in thousands)		% of CFR		% of CFR
Project Management	$36,980	12.6%	$18,646	8.2%	$18,334	98.3%
Construction Claims	9,629	11.0	6,345	8.0	3,284	51.8
Corporate	(21,118)		(19,441)		(1,677)	8.6
Total	$25,491	6.7%	$5,550	1.8%	$19,941	N.M.

The increase in Project Management operating profit included an increase of $18,347,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq, Afghanistan and the United Arab Emirates and an increase of $3,708,000 in Brazil primarily due to the elimination of the 2012 potential employment tax liability, partially offset by a decrease of $2,973,000 in Spain.

The increase in Construction Claims operating profit was primarily due to increases of $2,385,000 in the Middle East, $1,829,000 in Asia/Pacific and $568,000 in South Africa, partially offset by a decrease of $1,673,000 in the United Kingdom.

Corporate expenses were held to an increase of 8.6% compared to the CFR increase of 24.2%.  Increases included indirect labor, stock compensation, travel cost and payroll service in support of expanded operations overseas.

Interest Expense and Related Financing Fees, net

This item increased $4,509,000 to $17,257,000 in the nine months ended September 30, 2013 compared to $12,748,000 in the nine months ended September 30, 2012 primarily due to higher levels of debt outstanding and higher interest rates.  Included in interest expense for the first nine months of 2013 is a non-cash charge of $5,875,000 attributable to the accretion on the Term Loan and $522,000 of fees related to the Fourth Amendment to the Credit Agreement.

Income Taxes

For the nine-month periods ended September 30, 2013 and 2012, the Company recognized an income tax expense (benefit) of $3,983,000 and ($2,621,000), respectively.  The income tax expense in 2013 was related to the taxes on income generated from foreign operations, no income tax benefit related to the 2013 U.S. net operating loss, which management believes the Company will not be able to utilize, offset by $2,473,000 reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities during the third quarter of 2013.  The income tax benefit in 2012 is primarily related to an income tax benefit for the U.S. net operating loss generated during that quarter offset by taxes on income from foreign operations.  The Company’s income tax expense (benefit) for the nine-month periods ended

September 30, 2013 and 2012 included tax expense (benefits) of $40,000 and ($195,000), respectively, resulting from adjustments to agree the prior year book amounts to the actual amounts per the tax return.

The effective income tax rates for the nine-month periods ended September 30, 2013 and 2012 were 48.4% and 33.7%, respectively.  The difference in the Company’s effective tax rate was primarily a result of not recording an income tax benefit related to the current year U.S. net operating loss estimated for 2013.

Net Earnings (Loss) Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the nine-month period ended September 30, 2013 were $2,895,000, or $0.07 per diluted common share based upon 39,135,000 diluted common shares outstanding, as compared to a net loss for the nine-month period ended September 30, 2012 of ($5,756,000), or ($0.15) per diluted common share based upon 38,446,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  The following table is a reconciliation of EBITDA to net earnings (loss), the most directly comparable GAAP measure, in accordance with SEC Regulation S-K for the three-and nine- month periods ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earnings (loss) attributable to Hill International, Inc.	$2,556	$1,304	$2,895	$(5,756)
Interest expense, net	5,489	4,757	17,257	12,748
Income tax expense (benefit)	(179)	(1,109)	3,983	(2,621)
Depreciation and amortization	2,725	2,923	7,921	9,245
EBITDA	$10,591	$7,875	$32,056	$13,616

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  On October 18, 2012, we entered into a Third Amendment to our Credit Agreement and entered into a Second Lien Term Loan with a new lender.  The new loan provided us with gross proceeds of $75,000,000, before fees and other expenses of approximately $3,500,000, which was used to pay down approximately $68,000,000 of the outstanding balance under our Credit Agreement.  See Note 8 to our consolidated financial statements for a description of our credit facilities and Term Loan.  At September 30, 2013, our primary sources of liquidity consisted of $26,639,000 of cash and cash equivalents, of which $1,432,000 was on deposit in the U.S. and $25,207,000 was on deposit in foreign locations, and $14,082,000 of available borrowing capacity under our various credit facilities.  As a result, we believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year.  Significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds or obtain letters of credit is limited by the terms of our Credit Agreement.

Uncertainties With Respect to Operations in Libya

We currently have open but inactive contracts in Libya.  Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.

During the past several months, the Company’s accounts receivable related to the work performed prior to March 2011 pursuant to contracts with the Libyan government was reduced by approximately $3,100,000.  The reduction consisted of a cash payment by the Libyan Organization for the Development of Administrative Centres (“ODAC”) of approximately 3,000,000 Libyan dinars (“LYD”) ($2,400,000) that was made directly to Hill and a cash payment of approximately LYD 800,000 ($700,000) that was made by ODAC to the Libyan tax authorities on Hill’s behalf.  At September 30, 2013, the remaining accounts receivable outstanding amounted to approximately $57,000,000.

The LYD 3,000,000 cash payment made directly to Hill is not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  There is at present no agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  However, management believes that these payments were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to the Company.  However, we cannot predict with certainty when, or if, our remaining accounts receivable will be paid by the Libyan authorities or when our work will resume there.  In the event that we do not realize any further payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

Additional Capital Requirements

In April 2013, minority shareholders, who hold the remaining 6.8% of Gerens Hill, exercised their put options.  The Company intends to purchase their shares for approximately €1,915,000 (approximately $2,526,000).  Payment is expected to be made in December 2013.

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

Cash Flow Activity During the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, our cash and cash equivalents increased by $9,923,000 to $26,639,000.  Cash provided by operations was $8,885,000, cash used in investing activities was $10,750,000 and cash provided by financing activities was $17,088,000.  We also experienced a decrease in cash of $5,300,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations provided cash of $8,885,000 for the nine months ended September 30, 2013.  This compares to cash used in operating activities of $5,520,000 for the nine months ended September 30, 2012.  We had net income for the nine months ended September 30, 2013 amounting to $4,251,000 compared to a net loss of ($4,577,000) in the nine months ended September 30, 2012.  Depreciation and amortization was $7,921,000 in 2013 compared to $9,245,000 in the nine months ended September 30, 2012; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.  We had deferred tax expense of $1,035,000 in 2013 primarily due to several minor temporary differences in foreign jurisdictions.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at September 30, 2013 and 2012 were $16,791,000 and $13,298,000, respectively.  The increase results primarily from a requirement that the Company provide cash collateral to support certain letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at September 30, 2013 was 125 days compared to 130 days at September 30, 2012.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days).  The decrease in DSO in 2013 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable.  The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centres (“ODAC”) which is approximately $57,000,000.  Although we have recently received some payments from ODAC, this situation has had a detrimental effect on our overall liquidity, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations.  Excluding the ODAC receivable, the DSO would have been 90 days at September 30, 2013 and 84 days at September 30, 2012. Our DSO increased because our accounts receivable, net of the ODAC receivable, increased at a rate greater than the increase in our revenues.  Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions where the Company operates.

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

Investing Activities

Net cash used in investing activities was $10,750,000.  We used $9,325,000 to pay the liability for the Gerens Hill equity interest and $2,144,000 to purchase computers, office equipment and furniture.  We also received $727,000 from our acquisition of BCA.

Financing Activities

Net cash provided by financing activities was $17,088,000.  We received $22,279,000 from borrowings under our Credit Agreement.  We also received $73,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options.  Due to banks decreased $21,000 as amounts paid were more quickly funded by the banks.  Payments on notes payable amounted to $148,000.  Payments on notes payable related to the acquisition of Engineering S.A. amounted to $5,095,000.

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

At September 30, 2013, our backlog was a record $951,000,000 compared to $907,000,000 at June 30, 2013.  At September 30, 2013, backlog attributable to work in Libya amounted to $44,000,000.  We estimate that $382,000,000 or 40.2% of the backlog at September 30, 2013 will be recognized during the twelve months subsequent to September 30, 2013.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of September 30, 2013:
Project Management	$911,000	95.8%	$342,000	89.5%
Construction Claims	40,000	4.2%	40,000	10.5%
	$951,000	100.0%	$382,000	100.0%

As of June 30, 2013:
Project Management	$865,000	95.4%	$341,000	89.3%
Construction Claims	42,000	4.6%	41,000	10.7%
	$907,000	100.0%	$382,000	100.0

As of September 30, 2012:
Project Management	$833,000	95.4%	$302,000	88.6%
Construction Claims	40,000	4.6%	39,000	11.4%
	$873,000	100.0%	$341,000	100.0

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

Item 4.                                 Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1.                                 Legal Proceedings

M.A. Angeliades, Inc. (“Plaintiff”) has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DCC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has refused to provide invoices for the additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DCC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

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

Hill International, Inc.

Dated: November 8, 2013	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2013	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)