Form 10-K
period 2013-12-31
Hill International, Inc.
filed 2014-03-14
CIK 1287808

Use these links to rapidly review the document
TABLE OF CONTENTS 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 001-33961

HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	20-0953973 (I.R.S. Employer Identification No.)
303 Lippincott Centre, Marlton, NJ (Address of principal executive offices)	08053 (Zip Code)

Registrant's telephone number, including area code: (856) 810-6200

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of shares of common stock held by non-affiliates on June 30, 2013 was approximately $67,710,000. As of March 6, 2014, there were 40,168,591 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

         Portions of the proxy statement for the 2014 Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
Index to Form 10-K

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). We may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (the "SEC"), in materials delivered to stockholders and in press releases. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. You can identify forward-looking statements by the use of terminology such as "may," "will," "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," "could," "should," "potential" or "continue" or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

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

        We assume no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, Item 1A of this Report entitled "Risk Factors" contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

Item 1.    Business.

General

        Hill International, Inc., with 4,100 professionals in 100 offices worldwide, provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets. Engineering News-Record magazine recently ranked Hill as the ninth largest construction management firm and tenth largest program management firm in the United States. The terms "Hill", the "Company", "we", "us" and "our" refer to Hill International, Inc.

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

Our Growth Strategy

        Our growth strategy is to increase our revenue through organic growth and expand our geographic reach and service offerings through strategic acquisitions. We seek to achieve these objectives through the following strategies:

  •
  Continue to Take Advantage of Organic Growth Opportunities.  We have long-standing relationships with a number of public and private sector entities. Meeting our clients' diverse needs in managing construction risk and generating repeat business from our clients to expand our project base is one of our key growth strategies. We accomplish this objective by providing a broad range of project management and construction claims consulting services in a wide range of geographic areas that support our clients during every phase of a project, from concept through completion. We believe that nurturing our existing client relationships expands our project base through repeat business. In addition, we strategically open new offices to expand into new geographic areas and we aggressively hire individuals with significant contacts to accelerate the growth of these new offices and to strengthen our presence in existing markets.

  •
  Continue to Pursue Acquisitions.  We operate in a highly fragmented industry with many smaller, regional competitors. Our acquisition strategy allows us to manage risk by diversifying our services, which enables us to compete better by integrating capabilities and obtaining new relationships. We pursue acquisitions primarily for three reasons: to expand into new geographic markets; add to professional resources and gain critical mass in existing markets to compete more effectively; and to enhance our specialization and capability in certain strategic areas. We intend to continue to pursue both U.S. acquisitions to round out our domestic presence and enhance capabilities in specific areas and foreign acquisitions that bring new relationships as well as widen our geographic base to offer our global capabilities.

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

Reporting Segments

        We primarily operate through two reporting segments: the Project Management Group and the Construction Claims Group. Our total revenue consists of two components: consulting fee revenue ("CFR") and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of CFR from our operations in each reporting segment for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue ("CFR")

	2013		2012		2011
Project Management	$392,602	76.7%	$312,232	74.8%	$290,787	72.8%
Construction Claims	119,483	23.3	105,366	25.2	108,467	27.2

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

Project Management

        Our Project Management Group provides fee-based or "agency" construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, estimating and cost management, project labor agreement consulting, commissioning, labor compliance and other services.

        Our clients are typically billed a negotiated multiple of the actual direct cost of each consultant assigned to a project and we are reimbursed for our out-of-pocket expenses. We believe our fee-based consulting has significant advantages over traditional general contractors. Specifically, because we do not assume project completion risk, our fee-based model eliminates many of the risks typically associated with providing "at risk" construction services.

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

Global Business

        We operate worldwide and currently have approximately 100 offices in nearly 40 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue by Geographic Region:

	2013		2012		2011
U.S./Canada	$121,291	23.7%	$117,593	28.2%	$115,378	28.9%
Latin America	49,188	9.6	51,820	12.4	48,188	12.1
Europe	75,398	14.7	84,267	20.2	90,049	22.5
Middle East	219,315	42.8	134,037	32.1	108,720	27.2
Africa	22,744	4.4	13,591	3.3	17,451	4.4
Asia/Pacific	24,149	4.8	16,290	3.8	19,468	4.9

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

U.S.	$117,740	23.0%	$114,368	27.4%	$112,098	28.1%
Non-U.S.	394,345	77.0	303,230	72.6	287,156	71.9

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

Growth Organically and Through Acquisitions

        Over the years, our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Over the past 16 years, we have completed 22 acquisitions of project management and claims consulting businesses.

        We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy. Through our acquisitions, we gained entry into the United Kingdom, Spain, Mexico, Poland, Australia, Brazil and South Africa and expanded our presence in the United States. These transactions have enabled us to accelerate our growth, strengthen our geographic diversity and compete more effectively.

Clients

        Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type:

	2013		2012		2011
U.S. federal government	$14,958	2.9%	$12,877	3.1%	$11,667	2.9%
U.S. state, regional and local governments	69,477	13.6	61,790	14.8	64,734	16.2
Foreign governments	181,066	35.3	96,242	23.0	85,756	21.5
Private sector	246,584	48.2	246,689	59.1	237,097	59.4

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

        The following table sets forth the percentage of our consulting fee revenue contributed by each of our five largest clients for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Largest Client	10.0%	3.6%	3.2%
2nd largest client	3.4%	2.6%	2.3%
3rd largest client	2.3%	2.2%	2.1%
4th largest client	1.6%	2.1%	2.0%
5th largest client	1.6%	2.0%	1.9%

Top 5 largest clients	18.9%	12.5%	11.5%

Business Development

        The process for acquiring business from each of our categories of clients is principally the same, by participating in a competitive request-for-proposal ("RFP") process, with the primary difference among clients being that the process for public sector clients is significantly more formal and complex than for private sector clients as a result of government procurement rules and regulations that govern the public-sector process.

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

        For the year ended December 31, 2013, CFR from U.S. and foreign government contracts represented approximately 51.8% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

        We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in many of the jurisdictions where we operate. Our businesses of providing project management and construction claims services are not subject to significant regulation by state, federal or foreign governments.

Contracts

        The price provisions of our contracts can be grouped into three broad categories: cost-plus, time and materials, and fixed-price. Cost-plus contracts provide for reimbursement of our costs and overhead plus a predetermined fee. Under some cost-plus contracts, our fee may be based partially on quality, schedule and other performance factors. We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be at a discount from this schedule. In some cases, primarily for foreign work, a monthly rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and profit. We account for these contracts on a time-and-materials method, recognizing revenue as costs are incurred. Fixed-price contracts are accounted for using the "percentage-of-completion" method, wherein revenue is recognized as costs are incurred.

Backlog

        We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management's estimate of the amount of contracts and awards in hand that we expect to result in future consulting fee revenue. Project Management backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction Claims backlog is based largely on management's estimates of future revenue based on known construction claims assignments. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

        Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

        At December 31, 2013, our backlog was a record $1,027,000,000, surpassing $1,000,000,000 for the first time in the Company's history, compared to approximately $923,000,000 at December 31, 2012. At December 31, 2013, backlog attributable to future work in Libya amounted to approximately $44,000,000. We estimate that approximately $394,000,000, or 38.4% of the backlog at December 31, 2013, will be recognized during our 2014 fiscal year.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of December 31, 2013:
Project Management	$984,000	95.8%	351,000	89.1%
Construction Claims	43,000	4.2	43,000	10.9

Total	$1,027,000	100.0%	$394,000	100.0%

As of September 30, 2013:
Project Management	$911,000	95.8%	$342,000	89.5%
Construction Claims	40,000	4.2	40,000	10.5

Total	$951,000	100.0%	$382,000	100.0%

As of December 31, 2012:
Project Management	$884,000	95.8%	$343,000	89.8%
Construction Claims	39,000	4.2	39,000	10.2

Total	$923,000	100.0%	$382,000	100.0%

Competition

        The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other "pure" construction management companies, other claims consulting firms, the "Big Four" and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2013, some of our largest project management competitors included: AECOM Technology Corp.; ARCADIS N.V.; Jacobs Engineering Group, Inc.; Parsons Brinckerhoff, Inc.; Parsons Corp.; Turner Construction Co.; and URS Corp. Some of our largest claims consulting competitors last year included: Exponent, Inc.; Navigant Consulting, Inc. and Systech Group, Ltd.

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

Executive Officers

Name	Age	Position
Irvin E. Richter	69	Chairman and Chief Executive Officer
David L. Richter	47	President and Chief Operating Officer, Director
Thomas J. Spearing III	47	President, Project Management Group (Americas)
Raouf S. Ghali	52	President, Project Management Group (International)
Frederic Z. Samelian	66	President, Construction Claims Group
John Fanelli III	59	Senior Vice President and Chief Financial Officer
Ronald F. Emma	62	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	47	Senior Vice President and General Counsel
Catherine H. Emma	54	Senior Vice President and Chief Administrative Officer

        IRVIN E. RICHTER has been Chairman of our Board of Directors since 1985 and he has been Chief Executive Officer and a member of our Board of Directors since he founded the company in 1976. Mr. Richter is a Fellow of the Construction Management Association of America ("CMAA") and a member of the World Presidents' Organization. He is the author of several books including Handbook of Construction Law & Claims and International Construction Claims: Avoiding and Resolving Disputes. He serves or has served on a number of Boards of Directors, including Rutgers University, Temple University Hospital and the CMAA. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden, and he has been named a Distinguished Alumnus at both schools.

        DAVID L. RICHTER has been our President and Chief Operating Officer since March 2004, and he has been a member of our Board of Directors since 1998. Prior to his current position, he was President of our Project Management Group from 2001 to 2004. Before that, Mr. Richter was Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a Fellow of the CMAA and a member of the Young Presidents' Organization, the Construction Industry Round Table and the American Society of Civil Engineers. He is a former member of the Board of Trustees of the Southern New Jersey Development Council and the Board of Directors of the CMAA. Mr. Richter earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania, and he is currently pursuing his M.Sc. in major program management from Oxford University. Mr. Richter is a son of Irvin E. Richter.

        THOMAS J. SPEARING III has been President of our Project Management Group (Americas) since April 2009. He was Senior Vice President and Chief Strategy Officer, from September 2007 to March 2009. Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., most recently as Principal-in-Charge of its western region. Before that, Mr. Spearing was a Vice President of business development with Hill. Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College. He is active in several industry, community and charitable organizations. He is founding co-chair of Pennsylvanians for Transportation Solutions (Pen Trans), is a Women's Transportation Seminar board member, and is a member of the March of Dimes Transportation and Construction Committee and the Transit Builders' Trust. In addition, he has served in various leadership roles with the American Public Transit Association, including serving as chair, vice chair and secretary of its capital projects subcommittee. Mr. Spearing also is active in the Southern New Jersey Development Council, the AEC Business Builders Forum, and the CMAA, among others.

        RAOUF S. GHALI has been President of our Project Management Group (International) since January 2005. He was Senior Vice President in charge of project management operations in Europe,

North Africa and the Middle East from June 2001 to December 2004. During this time he was involved on some of the mega projects as project executive including Palm Island Jumeirah, Grand Egyptian Museum, National Latvian Library and several others. Mr. Ghali was a Vice President with us from 1993 to 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993. Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne.

        FREDERIC Z. SAMELIAN has been President of our Construction Claims Group since January 2005. He was a Senior Vice President with us from March 2003 until December 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from 2002 to 2003 and from 2000 to 2001, an Executive Director with Greyhawk North America, Inc., a construction management and consulting firm, from 2001 to 2002, and a Director with PricewaterhouseCoopers LLP from 1998 to 2000. Before that, he had worked with Hill from 1983 to August 1998. He served as Hill's President and Chief Operating Officer from 1996 to 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University at Edwardsville. He is a Project Management Professional certified by the Project Management Institute and he is a licensed General Building Contractor in California and Nevada. Mr. Samelian is also a Member of the Chartered Institute of Arbitrators (CIArb) and is a CIArb Accredited Mediator. Mr. Samelian is a licensed real estate salesperson in Nevada.

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

        RONALD F. EMMA has been our Senior Vice President and Chief Accounting Officer since January 2007. Mr. Emma had been Senior Vice President of Finance from August 1999 to January 2007. Before that, he was Vice President of Finance. Mr. Emma has been with Hill since 1980. Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells. Mr. Emma has a B.S. in accounting from St. Joseph's University and is a Certified Public Accountant in New Jersey.

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

Employees

        At February 28, 2014, we had 4,111 personnel. Of these individuals 3,345 worked in our Project Management Group, 650 worked in our Construction Claims Group and 116 worked in our Corporate Group. Our personnel included 3,383 full-time employees, 249 part-time employees and 479 independent contractors. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

        We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the "SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site www.sec.gov that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

        We make available, free of charge, through our website or by responding to requests addressed to our Legal Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as practicable after such material is filed with or furnished to the SEC. Our primary website is www.hillintl.com. We post the charters for our audit, compensation and governance and nominating committees, corporate governance principles and code of ethics in the "Investor Relations" section of our website. The information contained on our website, or on other websites linked to our website, is not part of this document.

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

        Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel, and may affect timing and collectibility of our accounts receivable. Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East and Africa, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, results of operations and financial position.

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, results of operations and financial condition.

        Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect all amounts due from clients. In addition, the political unrest in countries in which we operate has impacted and may in the future impact our collections on accounts receivable. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

        For example, due to the political unrest in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We have open but inactive contracts in Libya. During 2013 and early 2014, we received payments of approximately $9,200,000 from our client, the Libyan Organization for the Development of Administrative Centres ("ODAC"), for work performed prior to March 2011. The remaining accounts receivable balance with ODAC is now $50,800,000. Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company believes that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts. There is at present no agreement, understanding or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts. However, management believes that these payments, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill. However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there. In the event that we do not realize any further payments, there could be a significant adverse impact on our results of operations and financial position.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

        The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients' businesses. The reduction in financial institutions' willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and related European restructuring efforts may cause the value of European currencies, including the Euro and British pound sterling, to deteriorate, thus reducing the purchasing power of European clients and reducing the translated amounts of U.S. dollar revenues. For the year ended December 31, 2013, 14.7% of our consulting fee revenue was attributable to European clients. In addition, continuation or worsening of general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients' level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other forms of guarantees.

        In certain international regions, primarily the Middle East, it is industry practice for clients to require letters of credit, bonds, bank guarantees or other forms of guarantees. These letters of credit, bonds or guarantees indemnify our clients if we fail to perform our obligations under our contracts. We currently have relationships with various domestic and international banking institutions to assist us in providing clients with letters of credit or guarantees. Because of current overall limitations in worldwide banking capacity, we may find it difficult to find sufficient bonding capacity to meet our future bonding needs. Failure to provide credit enhancements on terms required by a client may result in our inability to compete or win a project.

International operations and doing business with foreign governments expose us to legal, political, operational and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

        Our international operations contributed 77.0%, 72.6% and 71.9% of our consulting fee revenue for the years ended December 31, 2013, 2012 and 2011, respectively. There are risks inherent in doing business internationally, including:

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

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar worldwide and local anti-corruption laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from improper or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition. All of our recently acquired businesses are subject to our internal policies. However, because our internal policies are more restrictive than some local laws or customs where we operate, we may be at an increased risk for violations while we train our new employees to comply with our internal policies and procedures.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

        Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have had and expect to have significant projects in the Middle East and Africa, including in Afghanistan, Iraq, Libya, Egypt, Saudi Arabia, Qatar and Oman. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees. Our inability to attract and retain qualified employees to work in these counties could have a material adverse effect on our operations.

Our business is sensitive to oil and gas prices, and fluctuations in oil and gas prices may negatively affect our business.

        Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In 2013, approximately 47.2% of our consulting fee revenue was derived from our operations in major oil and gas producing countries in the Middle East and Africa. A significant drop in oil or gas prices could lead to a slowdown in construction in these regions, which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We depend on government contracts for a significant portion of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

        In 2013, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 2.9% and 13.6%, respectively, of our consulting fee revenue, and foreign government contracts contributed approximately 35.3% of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

        A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments. During the years ended December 31, 2013, 2012 and 2011, approximately 51.8%, 40.9% and 40.6%, respectively, of our consulting fee revenue were derived from such contracts.

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

        At December 31, 2013, our backlog of uncompleted projects under contract or awarded was approximately $1.027 billion. The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

        Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or cancelled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receive. Included in our backlog is the maximum amount of all indefinite delivery/indefinite quantity ("ID/IQ"), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. A significant amount of our backlog is derived from ID/IQ contracts and we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts.

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

        We sometimes enter into joint venture agreements and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends on the satisfactory performance of the contractual obligations of our partners. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner's performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

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

        We currently maintain comprehensive general liability, umbrella and professional liability insurance policies. Professional liability policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. Additionally, our insurance policies may not protect us against potential liability due to various exclusions and retentions. Partially or completely uninsured claims, if successful and of significant magnitude, could have a material adverse effect on our business.

The project management and construction claims businesses are highly competitive and if we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues and profitability may decline.

        The project management and construction claims industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other "pure" construction management companies, other claims consulting firms, the "Big Four" and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. If we cannot compete effectively with our competitors, or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results may differ materially from our expectations.

We have acquired and may continue to acquire businesses as strategic opportunities arise and may be unable to realize the anticipated benefits of those acquisitions, or if we are unable to take advantage of strategic acquisition situations, our ability to expand our business may be slowed or curtailed.

        Over the past 16 years, we have acquired 22 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us. Some of the financial, business and operational risks associated with acquisitions include:

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

  •
  Diversion of management's attention from other business concerns; and

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

We may be required to write-off all or a portion of the carrying value of intangibles and goodwill of companies we have acquired.

        At December 31, 2013, we had $24,964,000 of intangible assets and $85,853,000 of goodwill which represent 5.6% and 19.1% of our total assets. Under U.S. generally accepted accounting principles, we are required to test the carrying value of our intangible assets, including goodwill, for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or other intangible assets may not be recoverable, include a sustained decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We may be required to record a significant non-cash impairment charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively impacting our results of operations and financial condition.

Our effective tax rate may increase or decrease.

        We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations, and related interpretations, our global mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our effective tax rate could have a material adverse effect on our financial condition and results of operations.

Systems and information technology interruption and breaches in data security could adversely impact our ability to operate and our operating results.

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency and effectiveness of our systems, the operation of such systems could be interrupted or delayed, or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic security breaches. Any of these or other events could cause system interruptions, delays, and loss of critical data including private data. While we have taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our business, financial condition and operating results.

If our internal controls prove to be ineffective, it could impact our business and operating results.

        Our internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls or otherwise, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Our use of accounting estimates involves judgment and could impact our financial results.

        The application of generally accepted accounting principles requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. Our most critical accounting estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under "Critical Accounting Policies." In addition, as discussed in Note 14, "Commitments and Contingencies," we make certain estimates including decisions related to legal proceedings and reserves. These estimates and assumptions involve the use of judgment. As a result, actual financial results may differ.

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

        As of March 6, 2014, there were 40,168,591 shares of our common stock outstanding. An additional 6,574,156 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock upon terms that are determined by our Board of Directors and additional options to purchase 1,366,844 shares of our common stock without stockholder approval. In addition, in 2011, we registered with the SEC for the potential issuance of 20,000,000 common shares and 8,000,000 common shares. These shares may be used for working capital and general corporate purposes, or used in future acquisitions, respectively, subject to the restrictions of our Credit Agreement. During 2013, we issued

1,389,769 shares of our common stock in connection with two acquisitions. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

        In addition, Section 203 of the Delaware General Corporation Law imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding common stock. This provision is applicable to Hill and may have an anti-takeover effect that may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in the stockholder's best interest. In general, Section 203 could delay for three years and impose conditions upon "business combinations" between an "interested shareholder" and Hill, unless prior approval by our Board of Directors is given. The term "business combination" is defined broadly to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. An "interested shareholder," in general, would be a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of a corporation's voting stock.

A small group of stockholders own a large quantity of our common stock thereby potentially exerting significant influence over the Company.

        As of December 31, 2013, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 33% of our common stock. This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company's other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

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

        As of February 28, 2014, our principal worldwide office locations and the geographic regions in which we reflect their operations are:

U.S./Canada
Albuquerque, NM
Atlanta, GA
Austin, TX
Bensalem, PA
Boston, MA
Broadview Heights, OH
Columbus, OH
Danbury, CT
Fresno, CA
Granite Bay, CA
Hartford, CT
Houston, TX
Irvine, CA
Irving, TX
Jacksonville, FL
Las Vegas, NV
Lemont Furnace, PA
Los Angeles, CA
Marlton, NJ
Miami, FL
Montgomeryville, PA
New Orleans, LA
New York, NY
Ontario, CA
Orlando, FL
Perrysburg, OH
Philadelphia, PA
Phoenix, AZ
Pittsburgh, PA
Providence, RI
San Diego, CA
San Francisco, CA
Seattle, WA	Spokane, WA
Tampa, FL
Toronto, Canada
Washington, DC
Europe
Amsterdam, Netherlands
Ankara, Turkey
Athens, Greece
Baku, Azerbaijan
Barcelona, Spain
Belgrade, Serbia
Birmingham, UK
Bristol, UK
Bucharest, Romania
Daresbury, UK
Dusseldorf, Germany
Edinburgh, Scotland
Istanbul, Turkey
Leeds, UK
London, UK
Madrid, Spain
Montreal, France
Munich, Germany
Pristina, Kosovo
Riga, Latvia
Teesside, UK
Warsaw, Poland
Latin America
Bogota, Colombia
Mexico City, Mexico
Rio de Janeiro, Brazil
Santiago, Chile
Sao Paulo, Brazil
Trinidad and Tobago	Middle East
Abu Dhabi, UAE
Aqaba, Jordan
Doha, Qatar
Dubai, UAE
Jeddah, Saudi Arabia
Kabul, Afghanistan
Manama, Bahrain
Muscat, Oman
Riyadh, Saudi Arabia
Sharq, Kuwait
Africa
Cairo, Egypt
Cape Town, South Africa
Casablanca, Morocco
Johannesburg, South Africa
Tripoli, Libya
Asia/Pacific
Beijing, China
Brisbane, Australia
Danang City, Vietnam
Hong Kong, China
Kuala Lumpur, Malaysia
Manila Philippines
Perth, Australia
Shanghai, China
Singapore
Sydney, Australia

Item 3.    Legal Proceedings.

General Litigation

        M.A. Angeliades, Inc. ("Plaintiff") has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction ("DDC") regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has refused to provide invoices for the additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DDC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

        From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company's earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the trading symbol "HIL." The following table includes the range of high and low trading prices for our common stock as reported on the NYSE for the periods presented.

	Price Range
	High	Low
2013
Fourth Quarter	$3.95	$3.22
Third Quarter	3.30	2.61
Second Quarter	3.32	2.52
First Quarter	4.06	2.71
2012
Fourth Quarter	$4.48	$2.80
Third Quarter	4.44	2.96
Second Quarter	4.00	2.74
First Quarter	6.69	3.93

Stockholders

        As of December 31, 2013, there were 94 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. We believe there are approximately 5,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

        None.

Performance Graph

        The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2008 to December 31, 2013 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company is a component stock) and a peer group which consists of the following ten companies: AECOM Technology Corp. (ACM), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), KBR, Inc. (KBR), Navigant Consulting, Inc. (NCI), Tutor Perini Corp. (TPC), Tetra Tech, Inc. (TTEK),

and URS Corp. (URS). In October 2013, Michael Baker Corp. (BKR) ceased to be a publicly-traded company and was replaced by KBR, Inc. (KBR) for purposes of determining our peer group.

	2008	2009	2010	2011	2012	2013
Hill International, Inc.	$100.00	$88.64	$91.90	$73.01	$51.99	$56.11
Russell 2000 Index	100.00	127.09	161.17	154.44	179.75	249.53
New Peer Group	100.00	97.54	121.38	100.56	113.44	152.23
Old Peer Group	100.00	94.91	112.93	91.66	104.30	145.12

Item 6.    Selected Financial Data.

        The following is selected financial data from the Company's audited consolidated financial statements for each of the last five years. This data should be read in conjunction with the Company's consolidated financial statements (and related notes) appearing elsewhere in this report and with

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data presented below is in thousands, except for earnings (loss) per share data.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Data:
Consulting fee revenue	$512,085	$417,598	$399,254	$382,099	$364,010
Reimbursable expenses	64,596	63,183	102,202	69,659	57,772

Total revenue	576,681	480,781	501,456	451,758	421,782

Cost of services	296,055	239,572	227,991	213,349	209,052
Reimbursable expenses	64,596	63,183	102,202	69,659	57,772

Total direct expenses	360,651	302,755	330,193	283,008	266,824

Gross profit	216,030	178,026	171,263	168,750	154,958
Selling, general and administrative expenses	183,572	172,779	175,312	151,634	136,683
Equity in earnings of affiliates	—	—	(190)	(1,503)	(8,222)

Operating profit (loss)	32,458	5,247	(3,859)	18,619	26,497
Interest and related financing fees, net	22,864	18,150	7,262	3,144	1,737

Earnings (loss) before income taxes	9,594	(12,903)	(11,121)	15,475	24,760
Income tax expense (benefit)	6,043	13,442	(6,186)	481	4,577

Net earnings (loss)	3,551	(26,345)	(4,935)	14,994	20,183
Less: net earnings—noncontrolling interests	1,922	1,872	1,082	778	713

Net earnings (loss) attributable to Hill International, Inc.	$1,629	$(28,217)	$(6,017)	$14,216	$19,470

Basic earnings (loss) per common share—Hill International, Inc.	$0.04	$(0.73)	$(0.16)	$0.36	$0.49

Basic weighted average common shares outstanding	39,098	38,500	38,414	39,258	39,659

Diluted earnings (loss) per common share—Hill International, Inc.	$0.04	$(0.73)	$(0.16)	$0.36	$0.49

Diluted weighted average common shares outstanding	39,322	38,500	38,414	39,824	40,124

	As of December 31,
	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Cash and cash equivalents	$30,381	$16,716	$17,924	$39,406	$30,923
Accounts receivable, net	232,011	211,176	197,906	180,856	130,900
Current assets	297,893	257,270	231,833	237,466	183,602
Total assets	449,102	421,673	407,512	370,851	291,539
Current liabilities	151,515	150,135	108,800	104,465	82,657
Total debt	133,261	109,456	94,759	74,959	28,244
Stockholders' equity:
Hill International, Inc. share of equity	$131,144	$127,546	$154,136	$161,091	$155,635
Noncontrolling interests	11,887	13,557	18,258	7,005	4,005

Total equity	$143,031	$141,103	$172,394	$168,096	$159,640

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Our revenue consists of two components: consulting fee revenue ("CFR") and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these pass-through revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue.

        CFR increased $94,487,000, or 22.6%, to $512,085,000 in 2013. CFR for the Project Management segment increased $80,370,000 principally due to increased work in the Middle East, primarily Oman, Qatar and Saudi Arabia. CFR for the Construction Claims segment increased by $14,117,000 due primarily to increased work in the Middle East and Asia/Pacific.

        Cost of services increased $56,483,000, or 23.6%, to $296,055,000 in 2013 as a result of an increase in employees and other direct expenses related to the additional work in the Middle East.

        Gross profit increased $38,004,000, or 21.3%, to $216,030,000 in 2013 due to the increases in CFR. Gross profit as a percent of CFR remained relatively constant at 42.2% in 2013.

        Selling, general and administrative expenses increased $10,793,000, or 6.2%, principally due to the unapplied portion of new staff required for the increase in CFR. As a percentage of CFR, selling, general and administrative expenses decreased to 35.8% in 2013 compared to 41.4% in 2012.

        Operating profit was $32,458,000 in 2013 compared to $5,247,000 in 2012. The increase in operating profit was primarily due to a combination of increased CFR, lower selling, general and administrative expenses as a percentage of CFR resulting from ongoing cost-cutting initiatives and higher utilization rates for professional staff.

        Income tax expense was $6,043,000 for 2013 compared to $13,442,000 for 2012. The change is primarily the result of an increase of $17,707,000 in the valuation allowance against the Company's U.S. deferred tax asset in 2012.

        Net income attributable to Hill was $1,629,000 in 2013 compared to a net loss of ($28,217,000) in 2012. Diluted income per common share was $0.04 in 2013 based upon 39,322,000 diluted common shares outstanding compared to a net loss per diluted common share of ($0.73) in 2012 based upon 38,500,000 diluted common shares outstanding.

        We have open but inactive contracts in Libya. During 2013 and early 2014, we received payments of approximately $9,200,000 from our client, the Libyan Organization for the Development of Administrative Centres ("ODAC"), for work performed prior to March 2011. The remaining accounts receivable balance with ODAC is now $50,800,000. Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company believes that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts. There is at present no agreement, understanding or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts. However, management believes that these payments, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill. However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.

        Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. Among other things, our optimism stems from the growth of our backlog at December 31, 2013. Our total backlog is a record $1,027,000,000, an increase of $76,000,000 from September 30, 2013 and $104,000,000 from December 31, 2012. Our 12-month backlog is also a record $394,000,000, an increase of $12,000,000 from September 30, 2013 and $12,000,000 from December 31, 2012. These increases are primarily related to significant new work in Iraq and Saudi Arabia.

Non-GAAP Financial Measures

        Regulation G, conditions for use of Non-Generally Accepted Accounting Principles ("Non-GAAP") financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization ("EBITDA"), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net earnings (loss) attributable to Hill	$1,629	$(28,217)	$(6,017)
Interest	22,864	18,150	7,262
Income taxes	6,043	13,442	(6,186)
Depreciation and amortization	10,756	12,430	15,640

EBITDA	$41,292	$15,805	$10,699

Critical Accounting Policies and Estimates

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

        We account for fixed-price contracts on the "percentage-of-completion" method, wherein revenue is recognized as costs are incurred. Under the percentage-of-completion method for revenue recognition, we estimate the progress towards completion to determine the amount of revenue and profit to be recognized. We generally utilize a cost-to-cost approach in applying the percentage-of-completion method, where revenue is earned in proportion to total costs incurred divided by total costs expected to be incurred.

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

  Allowance for Doubtful Accounts

        We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2013 and 2012, the allowance for doubtful accounts was $9,530,000 and $10,268,000, respectively.

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

        Under the market approach, we determine fair value using the public company method and the quoted price method. We utilized a control premium of 30% to arrive at the preliminary fair value for each reporting unit, and we applied a weighting of 20% to the preliminary fair value determined by using the public company method. The quoted price method is based upon the market value of the transactions of minority interests in the publicly-traded shares of the Company. We utilized a control premium of 30% to arrive at the preliminary fair value for each reporting unit, and we applied a weighting of 50% to the preliminary fair value determined using the quoted price method.

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

        We considered the factors listed above when developing the cash flows to support the income approach. Recognizing that due to elements of control incorporated into our reporting units' forecasts, we applied no control premium to our conclusion of value indicated by the discounted cash flows. In determining fair value, we applied a weighting of 30% to the preliminary fair value determined using the income approach.

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

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for each reporting unit, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2013, the fair values of the Project Management unit and the Construction Claims unit substantially exceeded their carrying values. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill's reporting units, which could result in future impairment charges.

        We amortize other intangible assets over their estimated useful lives and review the long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

  Income Taxes

        We make judgments and interpretations based on enacted tax laws, published tax guidance, as well as estimates of future earnings. These judgments and interpretations affect the provision for income taxes, deferred tax assets and liabilities and the valuation allowance. We evaluate the deferred tax assets to determine on the basis of objective factors whether the net assets will be realized through future years' taxable income. In the event that actual results differ from these estimates and assessments, additional valuation allowances may be required.

        We will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

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

Results of Operations

Year Ended December 31, 2013 Compared to
Year Ended December 31, 2012

Consulting Fee Revenue ("CFR")

	2013		2012		Change
	(dollars in thousands)
Project Management	$392,602	76.7%	$312,232	74.8%	$80,370	25.7%
Construction Claims	119,483	23.3	105,366	25.2	14,117	13.4

Total	$512,085	100.0%	$417,598	100.0%	$94,487	22.6%

        The increase in CFR for 2013 over 2012 was substantially all organic and was primarily due to increased work in the Middle East.

        During 2013, Project Management CFR consisted of a $76,032,000 increase in foreign projects and an increase of $4,338,000 in domestic projects. The increase in foreign Project Management CFR included an increase of $47,826,000 in Oman, $12,321,000 in Qatar, $7,634,000 in Saudi Arabia, $5,478,000 in Iraq and $5,194,000 in Afghanistan. These increases were partially offset by a decrease of $8,930,000 in Spain. The increase in domestic Project Management CFR was due primarily to increases in our Northeast and Mid-Atlantic regions.

        The increase in Construction Claims CFR was comprised of an organic increase of 11.0% and a 2.4% increase from the acquisition of Binnington Copeland & Associates ("BCA") in May 2013. The organic increase was primarily due to increases in Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

Reimbursable Expenses

	2013		2012		Change
	(dollars in thousands)
Project Management	$59,915	92.8%	$60,049	95.0%	$(134)	(0.2)%
Construction Claims	4,681	7.2	3,134	5.0	1,547	49.4

Total	$64,596	100.0%	$63,183	100.0%	$1,413	2.2%

        Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in Construction Claims reimbursable expenses was due primarily to increases in the Middle East and Asia/Pacific due to subcontractors and other reimbursable expenses associated with the increased work volume.

Cost of Services

	2013			2012			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$244,003	82.4%	62.2%	$192,592	80.4%	61.7%	$51,411	26.7%
Construction Claims	52,052	17.6	43.6	46,980	19.6	44.6	5,072	10.8

Total	$296,055	100.0%	57.8%	$239,572	100.0%	57.4%	$56,483	23.6%

        Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.

        The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work.

        The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East, Asia/Pacific and South Africa (due to the BCA acquisition), partially offset by decreases in the United Kingdom.

Gross Profit

	2013			2012			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$148,599	68.8%	37.8%	$119,640	67.2%	38.3%	$28,959	24.2%
Construction Claims	67,431	31.2	56.4	58,386	32.8	55.4	9,045	15.5

Total	$216,030	100.0%	42.2%	$178,026	100.0%	42.6%	$38,004	21.3%

        The increase in Project Management gross profit included an increase of $26,421,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar, Saudi Arabia, Iraq and Afghanistan.

        The increase in Construction Claims gross profit was driven by an increase of $4,245,000 in the Middle East, $3,430,000 in Asia/Pacific and $1,571,000 in South Africa, partially offset by a decrease of $1,357,000 in the United Kingdom.

        The overall gross profit percentage declined slightly due to an increase in the mix of work towards the Project Management group which generally has lower gross margin percentages than the Construction Claims group.

Selling, General and Administrative ("SG&A") Expenses

	2013		2012		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$183,572	35.8%	$172,779	41.4%	$10,793	6.2%

        As a percentage of CFR, SG&A expense decreased to 35.8% in 2013 compared to 41.4% in 2012.

        The significant components of the change in SG&A are as follows:

  •
  An increase of $8,279,000 in unapplied labor primarily in the Middle East due to an increase in staff required for the new work. Unapplied labor, which increased 16.4% over the prior year compared to a 22.6% increase in CFR, represents the labor cost of operating staff for non-billable tasks. This represents improved utilization of billable staff over the prior year;

  •
  An increase of $5,668,000 in indirect labor including $2,500,000 in staff termination costs primarily in Spain and Brazil where staff was reduced as several projects ended;

  •
  An increase in administrative travel of $1,391,000 in support of expanded international operations;

  •
  An increase of $1,163,000 in professional fees due to statutory, audit and tax filings due to increased international operations;

  •
  An increase of $1,000,000 due to a 2012 credit to indirect expenses for the reversal of an unachieved earn-out liability which was recorded as part of the acquisition of TRS Consultants in December 2009;

  •
  An increase of $792,000 in information technology related costs in support of increased staff and expanded global operations;

  •
  An increase of $719,000 in bad debt expense for reserves placed primarily in the domestic Project Management Group;

  •
  A decrease of $7,693,000 consisting of a $3,693,000 reversal in 2013 of a reserve for potential employment tax liabilities that was originally established in 2012 in the amount of $4,000,000; and

  •
  A decrease of $1,446,000 in amortization expense due to the full amortization of the shorter-lived intangible assets of companies we acquired over the last several years.

 Operating Profit:

	2013		2012		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management	$48,682	12.4%	$23,273	7.5%	$25,409	109.2%
Construction Claims	12,171	10.2	8,071	7.7	4,100	50.8
Corporate	(28,395)		(26,097)		(2,298)	8.8

Total	$32,458	6.3%	$5,247	1.3%	$27,211	518.6%

        The increase in Project Management operating profit included an increase of $24,094,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq and Afghanistan.

        The increase in Construction Claims operating profit was primarily due to increases of $2,023,000 in the Middle East and $3,304,000 in Asia/Pacific, partially offset by a decrease of $1,020,000 in the United Kingdom.

        Corporate expenses increased $2,298,000 primarily due to increases in indirect labor, stock compensation, travel cost, information technology and depreciation in support of expanded operations overseas.

Interest and related financing fees, net

        Interest and related financing fees increased $4,714,000 to $22,864,000 in 2013 as compared with $18,150,000 in 2012, primarily due to higher levels of debt outstanding and higher interest rates. Included in interest expense in 2013 is a non-cash charge of $7,954,000 compared to $1,520,000 in 2012 attributable to the accretion of the Term Loan.

Income Taxes

        In 2013, the income tax expense was $6,043,000 compared to an income tax expense of $13,442,000 in 2012. The effective income tax expense rates for 2013 and 2012 were 63.0% and (104.2%), respectively. The increase in the Company's effective tax rate during the year was primarily a result of recording a valuation allowance on the net U.S. deferred tax asset of $17,700,000 in 2012 with a consolidated pre-tax loss. In 2013, the Company required an increase in the valuation allowance related to the increase in the net U.S. deferred tax asset while generating consolidated pre-tax income.

        The valuation allowance primarily relates to the U.S. federal and state net operating losses of $63,365,000 and $66,472,000, respectively. The losses were generated in fiscal years 2010 through 2013. The primary reason for recording the valuation allowance was due to management's belief that it is more likely than not that the Company will not be able to utilize its U.S. deferred tax assets in the foreseeable future.

        In 2013, several items materially affected the Company's effective tax rate. The Company realized a net benefit of $2,314,000 primarily from the reversal of prior year's uncertain tax positions based on management's assessment that these items were effectively settled with the appropriate foreign tax authorities. An income tax expense of $386,000 resulted from adjustments to agree the 2012 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. In addition, the Company recognized higher foreign withholding taxes in 2013 which were partially offset by the true up of income tax accounts in foreign jurisdictions.

        Several items materially affected the Company's effective tax rate during 2012. The Company realized a benefit from the reversal of prior year's uncertain tax position amounting to $350,000 due to the expiration of the statute of limitations upon filing of certain income tax returns in a foreign jurisdiction. An income tax benefit of $666,000 resulted from adjustments to agree the 2011 book amount to the actual amounts reported on the tax returns, primarily in foreign jurisdictions. In addition, the Company recognized an income tax expense related to withholding tax in the amount of $573,000 primarily related to foreign operations and an income tax expense of $804,000 related to potential prior year tax assessments of certain foreign subsidiaries.

Net Earnings Attributable to Hill

        The net earnings attributable to Hill International, Inc. for 2013 was $1,629,000, or $0.04 per diluted common share, based on 39,322,000 diluted common shares outstanding, as compared to a net loss for 2012 of ($28,217,000), or ($0.73) per diluted common share based upon 38,500,000 diluted common shares outstanding.

Year Ended December 31, 2012 Compared to
Year Ended December 31, 2011

Consulting Fee Revenue ("CFR")

	2012		2011		Change
	(dollars in thousands)
Project Management	$312,232	74.8%	$290,787	72.8%	$21,445	7.4%
Construction Claims	105,366	25.2	108,467	27.2	(3,101)	(2.9)

Total	$417,598	100.0%	$399,254	100.0%	$18,344	4.6%

        The increase in CFR for 2012 over 2011 was comprised of an organic increase of 2.7% primarily due to increased work in the Middle East and an increase of 1.9% from the acquisition of Engineering S.A. in Brazil.

        During 2012, Project Management CFR included an organic increase of 4.7% primarily from the Middle East plus an increase of 2.7% due to the acquisition of Engineering S.A. The increase in Project Management CFR consisted of a $19,677,000 increase in foreign projects and an increase of $1,768,000 in domestic projects. The increase in foreign Project Management CFR included an increase of $16,815,000 in Saudi Arabia, $4,638,000 in Egypt and $4,339,000 in Afghanistan. These increases were partially offset by decreases of $8,208,000 in Libya where work was suspended in February 2011 due to political unrest and $4,327,000 in Spain. The increase in domestic Project Management CFR was due primarily to increases in our Mid-Atlantic and Western regions.

        The decrease in Construction Claims CFR was all organic and primarily resulted from decreases in Australia, Europe and the Middle East where several large assignments were completed, partially offset by increases in the United Kingdom and the United States.

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

Cost of Services

	2012			2011			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$192,592	80.4%	61.7%	$178,336	78.2%	61.3%	$14,256	8.0%
Construction Claims	46,980	19.6	44.6	49,655	21.8	45.8	(2,675)	(5.4)

Total	$239,572	100.0%	57.4%	$227,991	100.0%	57.1%	$11,581	5.1%

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

Gross Profit

	2012			2011			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$119,640	67.2%	38.3%	$112,451	65.7%	38.7%	$7,189	6.4%
Construction Claims	58,386	32.8	55.4	58,812	34.3	54.2	(426)	(0.7)

Total	$178,026	100.0%	42.6%	$171,263	100.0%	42.9%	$6,763	3.9%

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

Selling, General and Administrative ("SG&A") Expenses

	2012		2011		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$172,779	41.4%	$175,312	43.9%	$(2,533)	(1.4)%

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

  •
  A credit of $1,000,000 to indirect expenses for the reversal of an unachieved earn-out liability which was recorded as part of the acquisition of TRS Consultants in December 2009;

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

Income Taxes

        In 2012, the income tax expense was $13,442,000 compared to an income tax benefit of ($6,186,000) in 2011. The effective income tax expense rates for 2012 and 2011 were (104.2%) and 55.6%, respectively. The change in the Company's effective tax rate during the year was primarily a result of recording a valuation allowance on the net U.S. deferred tax asset of $17,700,000.

        The valuation allowance primarily relates to the U.S. federal and state net operating losses of $38,400,000 and $41,600,000, respectively. The losses were generated in fiscal years 2010 through 2012. The primary reason for recording the valuation allowance was due to the inability of the Company's majority owned subsidiary, HillStone International, LLC to finalize the contracts that were projected to commence in 2012. In 2011 the Company recognized an income tax benefit of $6,932,000 related to net operating losses from U.S. operations.

        In addition, several items materially affected the Company's effective tax rate during 2012. The Company realized a benefit from the reversal of prior year's uncertain tax position amounting to $350,000 due to the expiration of the statute of limitations upon filing of certain income tax returns in a foreign jurisdiction. An income tax benefit of $666,000 resulted from adjustments to agree the 2011 book amount to the actual amounts reported on the tax returns, primarily in foreign jurisdictions. In addition, the Company recognized an income tax expense related to withholding tax in the amount of $573,000 primarily related to foreign operations and an income tax expense of $804,000 related to potential prior year tax assessments of certain foreign subsidiaries.

        In 2011, four items materially affected the Company's effective tax rate. The Company realized substantial benefits from the reversal of a prior year's uncertain tax position amounting to $1,515,000 due to the expiration of the statute of limitations upon the filing of certain income tax returns and the favorable resolution of a Kazakhstan withholding tax issue. An income tax benefit of $347,000 resulted from adjustments to agree the 2010 book amount to the actual amounts reported on the tax returns, primarily related to foreign operations. In addition, a tax benefit was recognized in the amount of $18,000 representing the tax effect on unrealized foreign exchange losses generated in the United Kingdom which are included as a deduction on the local tax returns. These benefits were offset by an increase in the reserves for uncertain tax positions of $609,000, related primarily to uncertain tax positions of foreign operations. Excluding these items our effective tax rate would have been 44.5% in 2011.

Net Loss Attributable to Hill

        The net loss attributable to Hill International, Inc. for 2012 was ($28,217,000), or ($0.73) per diluted common share based on 38,500,000 diluted common shares outstanding, as compared to a net loss for 2011 of ($6,017,000), or ($0.16) per diluted common share based upon 38,414,000 diluted common shares outstanding.

Liquidity and Capital Resources

        As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations. On May 23, 2013, the Company entered into a Fourth Amendment to our

Credit Agreement which permitted the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit ("LCs") not to exceed $17,000,000, increased the limit on LCs available to the Company's foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and permits the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds. On the same day in May 2013, the Company entered into a First Amendment to the Term Loan Agreement. The First Amendment contains identical provisions as those in the Fourth Amendment to Credit Agreement. See Note 9 to our consolidated financial statements for a description of our credit facilities and Term Loan. At December 31, 2013, our primary sources of liquidity consisted of $30,381,000 of cash and cash equivalents, of which $2,573,000 was on deposit in the U.S. and $27,808,000 was on deposit in foreign locations, and $15,552,000 of available borrowing capacity under our various credit facilities. Approximately $14,000,000 of the cash on deposit in foreign locations is required for working capital needs in those countries and the currency limitations related to Libyan dinars. We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next year. Significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations. If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include obtaining new bank debt or raising funds through capital market transactions; however, our ability to borrow additional funds or obtain letters of credit is limited by the terms of our Credit Agreement.

Uncertainties With Respect to Operations in Libya

        We have open but inactive contracts in Libya. Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.

        During the past several months, the Company's accounts receivable related to the work performed prior to March 2011 pursuant to contracts with the Libyan government was reduced by approximately $3,100,000. The reduction consisted of a cash payment by the Libyan Organization for the Development of Administrative Centres ("ODAC") of approximately 3,000,000 Libyan dinars ("LYD") ($2,400,000) that was made directly to Hill and a cash payment of approximately LYD 800,000 ($700,000) that was made by ODAC to the Libyan tax authorities on Hill's behalf. At December 31, 2013, the remaining accounts receivable outstanding amounted to approximately $57,000,000.

        During February 2014, the Company received additional payments of approximately $6,100,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,100,000 in U.S. dollars.

        In connection with the work performed in Libya, our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 included the following amounts; we have also reflected the February 2014 collections:

	2014	2013	2012	2011
Consulting fee revenue	$—	$—	$—	$8,206,000
Gross profit	$—	$—	$—	$4,576,000
Collections received during the year	$6,100,000	$3,100,000	$—	$7,748,000

        The LYD 3,000,000 cash payment made in 2013 directly to Hill is not freely convertible into other currencies. As a result, this cash remains in Hill's Libyan bank account. Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company believes that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts. There is at present no agreement, understanding or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts. However, management believes that these payments, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill. However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there. In the event that we do not realize any further payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position. See Note 4 to the consolidated financial statements.

Additional Capital Requirements

        On February 28, 2011, our subsidiary, Hill International (Spain), S.A. ("Hill Spain"), acquired an indirect 60% interest in Engineering S.A. ("ESA"), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais ("BR") (approximately $13,392,000 on that date). Minimum additional payments were paid on April 30, 2012 and 2013 in the amount of BR6,624,000 (approximately $3,508,000) and BR11,372,000 (approximately $5,095,000). Under certain circumstances, we may be required to pay BR5,000,000 (approximately $3,016,000) in addition to the minimum payments.

        ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

Sources of Additional Capital

        We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the "SEC") which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

        In addition, we have an effective registration statement on Form S-4 on file with the SEC which registered 8,000,000 shares of our common stock for use in future acquisitions. During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI. We will issue additional shares of our common stock in connection with certain additional consideration and contingent consideration for those two companies. However, we cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

        We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2013

        For the year ended December 31, 2013, our cash and cash equivalents increased by $13,665,000 to $30,381,000. This compares to a net decrease in cash and cash equivalents of $1,208,000 during the prior year. Cash provided by operations was $21,433,000, cash used in investing activities was $14,826,000 and cash provided by financing activities was $15,961,000. We also experienced a decrease in cash of $8,903,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

        Our operations generated cash of $21,433,000 in 2013. This compares to cash used of ($6,471,000) in 2012 and ($10,470,000) in 2011. We had net income in 2013 amounting to $3,551,000, a net loss of ($26,345,000) in 2012 and a net loss of ($4,935,000) in 2011. Depreciation and amortization was $10,756,000 in 2013 compared to $12,430,000 in 2012 and $15,640,000 in 2011; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We had deferred tax benefit of ($2,171,000) in 2013 primarily due to several minor temporary differences in foreign jurisdictions.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2013 and 2012 were $18,506,000 and $21,226,000, respectively.

        Average days sales outstanding ("DSO") at December 31, 2013 was 126 days compared to 130 days at December 31, 2012 and 134 days at December 31, 2011. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days). The decrease in DSO in 2013 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable. The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centres ("ODAC") which was approximately $57,000,000 at December 31, 2013. This situation has had a detrimental effect on our operating cash flows over the last two years, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations. Excluding the ODAC receivable, the DSO would have been 91 days at December 31, 2013, 90 days at December 31, 2012 and 93 days at December 31, 2011. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company's operations.

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

Investing Activities

        Net cash used in investing activities was $14,826,000. We used $12,062,000 to pay the liability for the Hill Spain equity interest and $3,764,000 to purchase computers, office equipment, furniture and fixtures. We received $964,000 from our acquisitions of Binnington Copeland & Associates and Collaborative Partners, Inc. which were acquired using shares of our common stock.

Financing Activities

        We received $21,084,000 from borrowings under our Credit Agreement. We also received $158,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We made payments on notes payable related to the acquisition of Engineering S.A. amounted to $5,095,000. Payments on other notes payable amounted to $167,000. Due to banks decreased $19,000 due to a lower level of payments which were disbursed but not immediately funded by the bank.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the ASC. The ASU requires companies to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of the category of shareholder equity called accumulated other comprehensive income. The adjustments will consist of amounts from the fiscal period covered by the financial statements. Companies will also have to make cross references to other disclosures required in U.S. GAAP for other line items used to adjust earnings. The FASB wants this requirement applied to amounts that are initially transferred to another balance sheet item before being entered as an adjustment to earnings. The ASU was effective for interim and annual periods commencing after December 15, 2012. The Company adopted the ASU effective January 1, 2013. Adoption of the ASU did not affect the Company's consolidated results of operations, financial condition or liquidity.

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

Off-Balance Sheet Arrangements

(in thousands)	Total(4)	2014	2015 - 2016	2017 - 2018	2019 and later
Performance and advance
payment bonds(1)	$47,698	$20,646	$21,156	$1,722	$4,174
Bid bonds(2)	6,528	6,528	—	—	—
Letters of credit(3)	17,207	17,207	—	—	—

	$71,433	$44,381	$21,156	$1,722	$4,174

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

(4)
At December 31, 2013, the Company had provided cash collateral amounting to $18,506,000 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet.

Contractual Obligations

(in thousands)	Total	2014	2015 - 2016	2017 - 2018	2019 and later
Long-term debt obligations	$133,259	18,974	114,222	63
Interest expense on notes payable(1)	29,463	13,766	15,693	4	—
Operating lease obligations(2)	36,568	10,577	13,013	7,257	5,721

	$199,290	$43,317	$142,928	$7,324	$5,721

(1)
Estimated using the interest rates in effect at December 31, 2013.

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

Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. dirhams, Omani Rial, Saudi Riyal, Brazilian Reais, Libyan dinars, Polish Zloty, Australian dollars as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the local currency.

Interest Rates

        All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $465,000 and $281,000, respectively.

Item 8.    Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$30,381	$16,716
Cash—restricted	15,766	12,091
Accounts receivable, less allowance for doubtful accounts of $9,530 and $10,268	232,011	211,176
Accounts receivable—affiliates	492	1,260
Prepaid expenses and other current assets	13,078	10,395
Income taxes receivable	4,460	3,445
Deferred income tax assets	1,705	2,187

Total current assets	297,893	257,270
Property and equipment, net	10,613	11,268
Cash—restricted, net of current portion	2,740	9,135
Retainage receivable	1,212	3,946
Acquired intangibles, net	24,964	28,248
Goodwill	85,853	84,007
Investments	5,984	8,275
Deferred income tax assets	13,882	14,426
Other assets	5,961	5,098

Total assets	$449,102	$421,673

Liabilities and Stockholders' Equity
Due to banks	$2	$21
Current maturities of notes payable and long-term debt	18,974	21,769
Accounts payable and accrued expenses	92,270	90,306
Income taxes payable	9,442	6,955
Deferred revenue	18,203	17,156
Deferred income taxes	369	101
Other current liabilities	12,255	13,827

Total current liabilities	151,515	150,135
Notes payable and long-term debt, net of current maturities	114,285	87,666
Retainage payable	1,017	4,163
Deferred income taxes	16,732	17,675
Deferred revenue	16,261	9,652
Other liabilities	6,261	11,279

Total liabilities	306,071	280,570

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 46,598 shares and 45,097 shares issued at December 31, 2013 and 2012, respectively	5	5
Additional paid-in capital	136,899	129,913
Retained earnings	47,038	45,409
Accumulated other comprehensive loss	(25,032)	(20,015)

	158,910	155,312
Less treasury stock of 6,434 shares at both December 31, 2013 and 2012, at cost	(27,766)	(27,766)

Hill International, Inc. share of equity	131,144	127,546
Noncontrolling interests	11,887	13,557

Total equity	143,031	141,103

Total liabilities and stockholders' equity	$449,102	$421,673

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Consulting fee revenue	$512,085	$417,598	$399,254
Reimbursable expenses	64,596	63,183	102,202

Total revenue	576,681	480,781	501,456

Cost of services	296,055	239,572	227,991
Reimbursable expenses	64,596	63,183	102,202

Total direct expenses	360,651	302,755	330,193

Gross profit	216,030	178,026	171,263
Selling, general and administrative expenses	183,572	172,779	175,312
Equity in earnings of affiliates	—	—	(190)

Operating profit (loss)	32,458	5,247	(3,859)
Interest and related financing fees, net	22,864	18,150	7,262

Earnings (loss) before income taxes	9,594	(12,903)	(11,121)
Income tax expense (benefit)	6,043	13,442	(6,186)

Net earnings (loss)	3,551	(26,345)	(4,935)
Less: net earnings—noncontrolling interests	1,922	1,872	1,082

Net earnings (loss) attributable to Hill International, Inc.	$1,629	$(28,217)	$(6,017)

Basic earnings (loss) per common share—Hill International, Inc.	$0.04	$(0.73)	$(0.16)

Basic weighted average common shares outstanding	39,098	38,500	38,414

Diluted earnings (loss) per common share—Hill International, Inc.	$0.04	$(0.73)	$(0.16)

Diluted weighted average common shares outstanding	39,322	38,500	38,414

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net earnings (loss)	$3,551	$(26,345)	$(4,935)
Foreign currency translation adjustment, net of tax	(7,733)	(2,267)	(5,158)
Other, net	218	(392)	(395)

Comprehensive loss	(3,964)	(29,004)	(10,488)
Comprehensive earnings (loss) attributable to noncontrolling interests	(576)	332	(127)

Comprehensive loss attributable to Hill International, Inc.	$(3,388)	$(29,336)	$(10,361)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands)

	Common Stock							Shares Held in Escrow
					Accumulated Other Comprehensive (Loss)	Treasury Stock				Hill Share of Stockholders' Equity
	Shares Issued		Additional Paid-in Capital	Retained Earnings							Non- controlling Interests	Total Stockholders' Equity
		Amount				Shares	Amount	Shares	Amount
Balance—December 31, 2010	44,686	4	123,762	79,643	(14,552)	6,434	(27,766)	13	—	161,091	7,005	168,096
Net (loss) earnings	—	—	—	(6,017)	—	—	—	—	—	(6,017)	1,082	(4,935)
Other comprehensive loss	—	—	—	—	(4,344)	—	—	—	—	(4,344)	(1,209)	(5,553)
Issuance of restricted stock	62	—	976	—	—	—	—	—	—	976	—	976
Stock issued to Board of Directors	24	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	1,941	—	—	—	—	—	—	1,941	—	1,941
Shares issued under employee stock purchase plan	149	—	545	—	—	—	—	—	—	545	—	545
Exercise of stock options	16	—	39	—	—	—	—	—	—	39	—	39
Tax effect of restricted stock	—	—	(245)	—	—	—	—	—	—	(245)	—	(245)
Increase due to business combination	—	—	—	—	—	—	—	—	—	—	11,380	11,380
Transfer of shares held in escrow	—	—	—	—	—	—	—	(13)	—	—	—	—

Balance—December 31, 2011	44,937	4	127,168	73,626	(18,896)	6,434	(27,766)	—	—	154,136	18,258	172,394
Net (loss) earnings	—	—	—	(28,217)	—	—	—	—	—	(28,217)	1,872	(26,345)
Other comprehensive loss	—	—	—	—	(1,119)	—	—	—	—	(1,119)	(1,540)	(2,659)
Issuance of restricted stock	61	1	179	—	—	—	—	—	—	180	—	180
Stock issued to Board of Directors	52	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,126	—	—	—	—	—	—	2,126	—	2,126
Stock issued under employee stock purchase plan	37	—	105	—	—	—	—	—	—	105	—	105
Exercise of stock options	10	—	24	—	—	—	—	—	—	24	—	24
Tax effect of restricted stock	—	—	161	—	—	—	—	—	—	161	—	161
Payment of dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,439)	(1,439)
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(3,594)	(3,594)

Balance—December 31, 2012	45,097	5	129,913	45,409	(20,015)	6,434	(27,766)	—	—	127,546	13,557	141,103
Net earnings (loss)	—	—	—	1,629	—	—	—	—	—	1,629	1,922	3,551
Other comprehensive loss	—	—	—	—	(5,017)	—	—	—	—	(5,017)	(2,498)	(7,515)
Stock issued to Board of Directors	52	—	150	—	—	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,811	—	—	—	—	—	—	2,811	—	2,811
Stock issued under employee stock purchase plan	51	—	138	—	—	—	—	—	—	138	—	138
Exercise of stock options	8	—	20	—	—	—	—	—	—	20	—	20
Tax effect of restricted stock	—	—	(583)	—	—	—	—	—	—	(583)	—	(583)
Stock issued for acquisition of businesses	1,390	—	4,450	—	—	—	—	—	—	4,450	—	4,450
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	—	—	(1,094)	(1,094)

Balance—December 31, 2013	46,598	$5	$136,899	$47,038	$(25,032)	6,434	$(27,766)	—	$—	$131,144	$11,887	$143,031

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$3,551	$(26,345)	$(4,935)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	10,756	12,430	15,640
Equity in earnings of affiliates	—	—	(190)
Provision for bad debts	3,928	3,209	3,178
Interest accretion on term loan	7,955	1,520	—
Deferred tax provision (benefit)	(2,171)	5,256	(11,629)
Stock based compensation	2,961	2,276	2,091
Issuance of restricted stock	—	180	976
Changes in operating assets and liabilities (net of acquisitions in 2013 and 2011):
Restricted cash	3,822	(10,499)	(1,801)
Accounts receivable	(11,899)	(11,638)	(18,722)
Accounts receivable—affiliate	768	570	1,400
Prepaid expenses and other current assets	(2,116)	(1,515)	541
Income taxes receivable	(744)	(1,665)	(561)
Retainage receivable	2,734	488	(1,332)
Other assets	109	5,144	3,266
Accounts payable and accrued expenses	(3,387)	11,944	281
Income taxes payable	1,688	2,596	1,406
Deferred revenue	5,476	1,741	2,985
Other current liabilities	4,923	(428)	(3,130)
Retainage payable	(3,151)	(1,352)	1,814
Other liabilities	(3,770)	(383)	(1,748)

Net cash provided by (used in) operating activities	21,433	(6,471)	(10,470)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(13,154)
Cash received in stock-based acquisitions	964	—	—
Payments for additional equity interests in Hill Spain	(12,062)	—	(1,615)
Payments for purchase of property and equipment	(3,764)	(2,377)	(4,883)
Distributions from affiliate	36	156	265
Contribution to affiliate	—	—	(949)
Sale of investment	—	3,149	—

Net cash (used in) provided by investing activities	(14,826)	928	(20,336)

Cash flows from financing activities:
Due to bank	(19)	(1,278)	(3,604)
Payment on Engineering S.A. note payable	(5,095)	—	—
Payments on notes payable	(167)	(3,669)	(6,257)
Dividends paid to noncontrolling interest	—	(1,439)	—
Payments of deferred loan cost	—	(3,329)	—
Net borrowings on revolving loans	21,084	(56,497)	18,526
Term loan borrowing	—	75,000	—
Proceeds from stock issued under employee stock purchase plan	138	105	545
Proceeds from exercise of stock options	20	24	39

Net cash provided by financing activities	15,961	8,917	9,249

Effect of exchange rate changes on cash	(8,903)	(4,582)	75

Net increase (decrease) in cash and cash equivalents	13,665	(1,208)	(21,482)
Cash and cash equivalents—beginning of year	16,716	17,924	39,406

Cash and cash equivalents—end of year	$30,381	$16,716	$17,924

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

        Hill International, Inc. ("Hill" or the "Company") is a professional services firm that provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill's clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

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

(c)   Foreign Currency Translations and Transactions

        Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are reflected in selling, general, and administrative expenses in the consolidated statement of operations.

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(e)   Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

(f)    Restricted Cash

        Restricted cash represents cash collateral required to be maintained in foreign bank accounts to serve as collateral for letters of credit, bonds or guarantees on several projects. The cash will remain restricted until the respective project has been completed, which typically is greater than one year.

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

        At December 31, 2013, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya, amounted to approximately $57,000,000. The Company believes that the amounts due will be collected, however, if future events preclude us from doing so, there could be a significant adverse impact on the Company's consolidated results of operations and consolidated financial position.

        The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Years Ended December 31,
	2013	2012	2011
Number of 10% clients	—	—	1
Percentage of total revenue	N/A	N/A	15%

	December 31,
	2013	2012
Number of 10% clients	1	1
Percentage of accounts receivable	25%	26%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The following provides information with respect to total revenue from contracts with U.S. federal government agencies:

	Years Ended December 31,
	2013	2012	2011
Percentage of total revenue	3%	3%	3%

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

(k)   Long-Lived Assets

        Acquired intangible assets consist of contract rights, client related intangibles and trade names arising from the Company's acquisitions. Contract rights represent the fair value of contracts in progress and backlog of an acquired entity. For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost bases. Valuation techniques consistent with the market approach, the income approach and the cost approach are used to measure fair value. These assets are amortized over their estimated lives which range from three to fifteen years.

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

        Goodwill is tested annually for impairment in its fiscal third quarter. The Company has determined that it has two reporting units, the Project Management unit and the Construction Claims unit. The Company made that determination based on the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base in each of these units. Goodwill is assessed for impairment using a two-step approach. In the first step of the impairment test, the Company compares the fair value of the reporting unit in which the goodwill resides to its carrying value. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed assessment. The second step, if necessary, involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. The Company's changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2013 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)  Investments

Hill International (Spain), S.A.

        The Company's subsidiary, Hill International (Spain), S.A. ("Hill Spain"), has the following cost-basis investments:

  •
  Concessia, Cartera y Gestion de Infrastructuras, S.A. ("Concessia")—Hill Spain has made payments totaling $4,239,000 towards an initial 5.16% interest in this entity which invests in the equity of companies which finance, construct and operate various public and private infrastructure projects. The payments represented approximately 66% of Hill Spain's total required capital contribution. Hill Spain had accrued the remaining commitment of approximately $2,120,000 and had included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet at December 31, 2012. During 2013, the aggregate capitalization of Concessia was reduced from approximately €93,000,000 to approximately €71,000,000. At that time, Hill Spain chose to reduce its total investment to a 4.45% interest and to distribute the excess 0.71% interest to the other shareholders of Concessia. Hill Spain has reduced both the cost of the investment and other liabilities by $2,120,000.

  •
  Nuevo Hospital de Burgos, S.A.—Hill Spain paid $3,761,000 for a 5.18% interest in this entity which, on completion of construction, will operate a new hospital in Burgos, Spain. On January 12, 2012 Hill Spain signed an agreement to sell its entire holding to its affiliate Concessia which is subject to the approval of the local authority, the owner of the facility and the financial institutions involved in the project. Hill Spain received a down payment of $3,149,000 and has accrued a receivable for $612,000. Although the final price is subject to certain conditions, the Company expects the investment to be fully recovered.

Other

        The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures typically require limited or no investment and simply provide a pass-through for the Company's billings. Any distributions in excess of the Company's billings are accounted for as income when received.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(n)   Due to Bank

        Under the Company's cash-management system, certain cash accounts reflect credit balances to the extent checks were disbursed but not immediately funded at the bank. The Company manages this process daily and ensures all checks are funded when presented.

(o)   Deferred Revenue

        In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company's consolidated balance sheets. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)   Deferred Rent

        Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2013 and 2012 was $3,043,000 and $2,792,000, respectively, and is included in other liabilities in the consolidated balance sheet.

(q)   Income Taxes

        The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance in a period, it must include an expense within the tax provision in the consolidated statements of earnings. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is more likely to be realized in future years. If the Company determines in the future that it is more likely that the deferred tax assets subject to the valuation allowance will be realized, then the previously provided valuation allowance will be adjusted.

        The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Cost-Plus Contracts

        The Company has two major types of cost-plus contracts:

  Cost-Plus Fixed Fee

        Under cost-plus fixed fee contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed negotiated fee. In negotiating a cost-plus fixed fee contract, the Company estimates all recoverable direct and indirect costs and then adds a fixed profit component. The total estimated cost plus the negotiated fee represents the total contract value. The Company recognizes revenue based on the actual labor costs, based on hours of labor effort, plus non-labor costs the Company incurs, plus the portion of the fixed fee the Company has earned to date. The Company invoices for its services as revenue is recognized or in accordance with agreed-upon billing schedules. Aggregate revenue from cost-plus fixed fee contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by its client, the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenue relating to the additional costs (see "Change Orders and Claims").

  Cost-Plus Fixed Rate

        Under its cost-plus fixed rate contracts, the Company charges clients for its costs plus negotiated rates based on its indirect costs. In negotiating a cost-plus fixed rate contract, the Company estimates

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

all recoverable direct and indirect costs and then adds a profit component, which is a percentage of total recoverable costs to arrive at a total dollar estimate for the project. The Company recognizes revenue based on the actual total number of labor hours and other costs the Company expends at the cost plus the fixed rate the Company negotiated. Similar to cost-plus fixed fee contracts, aggregate revenue from cost-plus fixed rate contracts may vary and the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive additional revenue relating to any additional costs that exceed the original contract estimate (see "Change Orders and Claims").

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

Firm Fixed-Price ("FFP") Contracts

        The Company's FFP contracts have historically accounted for most of its fixed-price contracts. Under FFP contracts, the Company's clients pay an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenue on FFP contracts using the percentage-of-completion method (recognizing revenue as costs are incurred). Profit margins the Company recognizes in all periods prior to completion of the project on any FFP contract depend on the accuracy of the Company's estimates of approximate revenue and expenses and will increase to the extent that its current estimates of aggregate actual costs are below amounts previously estimated. Conversely, if the Company's current estimated costs exceed prior estimates, its profit margins will decrease and the Company may realize a loss on a project. In order to increase aggregate revenue on the contract, the Company generally must obtain a change order, contract modification, or successfully prevail in a claim in order to receive payment for the additional costs (see "Change Orders and Claims").

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        The Company has contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations ("FAR"). These regulations are generally applicable to all of its federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of its federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

        Federal government contracts which are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency ("DCAA"). The DCAA audits the Company's overhead rates, cost proposals, incurred government contract costs, and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not experienced significant disallowed costs as a result of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

(s)   Share-Based Compensation

        The Company uses the Black-Scholes option pricing model to measure the estimated fair value of options to purchase the Company's common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company's policy is to use newly issued shares to satisfy the exercise of stock options.

(t)    Advertising Costs

        Advertising costs are expensed as incurred and amounted to the following (in thousands):

Years Ended December 31,
2013	2012	2011
$396	$325	$461

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(u)   Earnings per Share

        Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

        Dilutive stock options increased average common shares outstanding by approximately 225,000 shares for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, stock options were anti-dilutive.

        Options to purchase 5,364,000 shares, 4,492,000 shares and 2,385,000 shares of the Company's common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, because they were anti-dilutive.

(v)   Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-2, which amends the Comprehensive Income Topic of the ASC. The ASU requires companies to report either on the income statement or disclose in the footnotes to the financial statement the effects on earnings from items that are reclassified out of the category of shareholder equity called accumulated other comprehensive income. The adjustments will consist of amounts from the fiscal period covered by the financial statements. Companies will also have to make cross references to other disclosures required in U.S. GAAP for other line items used to adjust earnings. The FASB wants this requirement applied to amounts that are initially transferred to another balance sheet item before being entered as an adjustment to earnings. The Company adopted the ASU on January 1, 2013. The ASU did not affect the Company's consolidated results of operations, financial condition or liquidity.

Note 3—Acquisitions

        Our recent acquisition activity is detailed below. The Company's consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company's consolidated results of operations, either individually or in the aggregate.

        The Company expenses all acquisition-related costs plus any anticipated restructuring costs for which it is not obligated at the acquisition date, rather than including such costs as a component of the purchase consideration. During 2013, 2012 and 2011, the Company expensed $455,000, $84,000 and $164,000, respectively, of acquisition-related costs.

Collaborative Partners, Inc.

        On December 23, 2013, Hill acquired all of the outstanding common stock of Collaborative Partners, Inc. ("CPI"), a firm that provides project management, strategic planning and regulatory services for healthcare, life sciences, educational, commercial and residential construction projects throughout New England. CPI, which has 20 professionals, has offices in Boston, Massachusetts and Providence, Rhode Island. The acquisition expands the Company's project management business in the New England region of the United States. At closing, the sellers received $2,450,000 in the form of 678,670 shares of the Company's common stock priced at $3.61 per share. On March 7, 2014, the

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

sellers received 171,308 shares of common stock with a value of $618,000 representing CPI's common equity in excess of $600,000. On December 23, 2014, the sellers will receive, subject to potential offset, an additional $350,000 in shares of common stock; the number of shares will be determined based on the average closing price of the common stock for the ten trading days ending on December 18, 2014. The Agreement also provides that (1) should the price of the Company's common stock not increase by 50% to $5.42 on December 23, 2014, the Company will issue additional shares to the sellers representing the difference between $5.42 and the price on December 23, 2014, and (2) the sellers are entitled to receive additional shares of the Company's common stock for (i) 50% of the operating profit of CPI in excess of $1,000,000 for the first 12-month period after closing, but in no event more than $500,000, and (ii) 5% of the net revenue backlog in excess of $10,000,000 on the date 60 days after closing. The Company has estimated and accrued $2,697,000 for the potential additional consideration which is included in other current liabilities in the consolidated balance sheet at December 31, 2013. The portion of the liability attributable to the change in the common stock price will be remeasured at each reporting date and any change in the liability will be reflected in the consolidated statement of operations. The Company acquired intangible assets and goodwill amounting to $1,516,000 and $3,049,000, respectively. The acquired intangible assets have a weighted average life of 5.3 years. The acquired intangible assets consist of a client relationship intangible of $509,000 with a ten-year life and a contract intangible of $1,007,000 with a three-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Binnington Copeland & Associates (Pty.) Ltd.

        On May 30, 2013, Hill International N.V., the Company's wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together "BCA"). BCA, with 34 professionals, has offices in Johannesburg and Cape Town, South Africa. The acquisition provides the Company's claims business access to Africa's large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa. Consideration consisted of $2,000,000 plus a potential earn-out, both payable in shares of the Company's common stock. The purchase price is payable as follows: $1,072,400 (the "Closing Date Payment") on the closing date, $927,600 (the "Second Tranche Payment") on July 31, 2013 and an earn-out (the "Third Tranche Payment") to be determined in the third quarter of 2014. The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty trading days ending on May 17, 2013. On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment. The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013. The shares issuable in satisfaction of the Third Tranche Payment will be determined by dividing the Third Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 21, 2014. The actual amount of the Third Tranche Payment will be determined by comparing the average net profit before taxes for the two-year periods ending July 31, 2014 to the net profit before taxes for the year ended July 31, 2012, and multiplying the excess, if any, by 2.205. The Third Tranche Payment is estimated to be approximately $902,000. The Company reflected the liability for the Third Tranche Payment in other current liabilities in the consolidated balance sheet at December 31, 2013. The Company acquired intangible assets and goodwill amounting to 13,143,000 South African Rand (ZAR) (approximately $1,312,000 on the acquisition date) and ZAR 12,873,000 ($1,285,000), respectively. The acquired

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

intangible assets have a weighted average life of 8.2 years. The acquired intangible assets consist of a client relationship intangible of ZAR 10,546,000 ($1,053,000) with a ten-year life, a contract intangible of ZAR 1,863,000 ($186,000) with an 8-month life and a trade name intangible of ZAR 734,000 ($73,000) with a two-year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.

Engineering S.A.

        On February 28, 2011, the Company's subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration will not exceed 42,000,000 Brazilian Reais ("BR") (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BR22,200,000 (approximately $13,392,000) plus minimum additional payments of BR7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BR5,000,000 ($3,016,000). The Company acquired intangible assets and goodwill amounting to BR24,540,000 ($14,783,000) and BR46,339,000 ($27,987,000), respectively. The acquired intangible assets have a weighted average life of 7.7 years. The acquired intangible assets consist of a client relationship intangible of BR13,942,000 ($8,399,000) with a ten-year life, a contract intangible of BR8,385,000 ($5,051,000) with a two-year life and a trade name intangible of BR2,213,000 ($1,333,000) with a fifteen-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment. Also, ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

        The Company estimated the fair value of the potential additional payments to total approximately BR17,200,000 (approximately $10,376,000) and has discounted these amounts using an interest rate of 4.72%, the weighted average interest rate on the outstanding borrowings under the Company's Credit Agreement at the acquisition date. The Company paid the first installment amounting to 6,624,000 BRL (approximately $3,508,000 on April 30, 2012 and paid the second installment amounting to 11,372,000 BRL (approximately $5,095,000) on July 23, 2013.

Gerens Management Group, S.A.

        On February 15, 2008, the Company's subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Hill International (Spain), S.A. ("Hill Spain"). In connection with the acquisition, Hill Spain's shareholders entered into an agreement whereby the minority

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

shareholders have a right to compel ("Gerens Put Option") Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,808,000 as of December 31, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Hill Spain's earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

        During late 2011 through late 2012, ten minority shareholders, who owned approximately 23.9% of the outstanding common stock of Hill Spain, exercised their Gerens Put Options. The Company accrued the liability of approximately €7,166,000 (approximately $9,477,000) which is included in other current liabilities in the consolidated balance sheet at December 31, 2012. The balance includes interest of approximately €115,000 (approximately $152,000) which has been charged to interest expense in the consolidated statement of operations for the year ended December 31, 2012. The aggregate consideration plus interest was paid on January 3, 2013. In connection with the transactions, the Company reduced noncontrolling interests by €2,717,000 (approximately $3,594,000), increased goodwill by €1,300,000 (approximately $1,720,000) and increased intangible assets by €4,334,000 (approximately $5,580,000) during 2012.

        During 2013, the remaining minority shareholders, who owned approximately 6.8% of the outstanding common stock of Hill Spain, exercised their Gerens Put Options. The Company now owns 100% of Hill Spain. The aggregate consideration plus interest was paid on December 4, 2013 in the amount of €2,031,000 (approximately $2,793,000). The balance includes interest of approximately €42,000 (approximately $56,000). In connection with the transactions, the Company reduced noncontrolling interests by €828,000 (approximately $1,094,000), increased goodwill by €348,000 (approximately $460,000) and increased intangible assets by approximately €1,161,000 (approximately $1,534,000).

Note 4—Accounts Receivable

        The components of accounts receivable are as follows:

	December 31,
	2013	2012
	(in thousands)
Billed	$206,469	$181,075
Retainage, current portion	10,215	5,022
Unbilled	24,857	35,347

	241,541	221,444
Allowance for doubtful accounts	(9,530)	(10,268)

Total	$232,011	$211,176

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Accounts Receivable (Continued)

        Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

        Included in billed receivables are $2,030,000 and $2,066,000 of the amounts due from various branches of the U.S. federal government and $99,643,000 and $84,773,000 of receivables from foreign governments at December 31, 2013 and December 31, 2012, respectively.

        Bad debt expense of $3,928,000, $3,209,000 and $3,178,000 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

        Through December 31, 2013, accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government were reduced by approximately $3,100,000. The reduction consisted of a cash payment by the Libyan Organization for the Development of Administrative Centres ("ODAC") of approximately 3,000,000 Libyan dinars ("LYD") ($2,400,000) that was made directly to Hill and a cash payment of approximately LYD 800,000 ($700,000) that was made by ODAC to Libyan tax authorities on Hill's behalf. The LYD 3,000,000 cash payment made directly to Hill is not freely convertible into other currencies. As a result, this cash remains in Hill's Libyan bank account. At December 31, 2013, the remaining accounts receivable outstanding related to Hill's work in Libya amounted to approximately $57,000,000.

        During February 2014, the Company received additional payments of approximately $6,100,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,100,000 in U.S. dollars.

        Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company believes that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts. There is at present no agreement, understanding or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts. However, management believes that these payments, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill. However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there. In the event that the Company does not realize any further payments, there could be a significant adverse impact on its consolidated results of operations and consolidated financial position.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment

	December 31,
	2013	2012
	(in thousands)
Furniture and equipment	$11,190	$10,495
Leasehold improvements	3,965	3,491
Automobiles	1,576	1,648
Computer equipment and software	22,656	21,791

	39,387	37,425
Less accumulated depreciation and amortization	(28,774)	(26,157)

Property and equipment, net	$10,613	$11,268

        Information with respect to depreciation expense is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Total expense	$4,166	$4,394	$5,048

Portion charged to cost of services	$1,227	$1,350	$1,331

Portion charged to selling, general
and administrative expense	$2,939	$3,044	$3,717

Note 6—Intangible Assets

        The following table summarizes the Company's acquired intangible assets:

	December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Client relationships	$37,501	$18,238	$36,506	$14,175
Acquired contract rights	11,874	8,541	10,449	6,931
Trade names	3,266	898	3,042	643

Total	$52,641	$27,677	$49,997	$21,749

Intangible assets, net	$24,964		$28,248

        Amortization expense related to intangible assets was as follows:

Years Ended December 31,
2013	2012	2011
(in thousands)
$6,590	$8,036	$10,592

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Intangible Assets (Continued)

        The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2014	$6,134
2015	5,588
2016	4,122
2017	3,078
2018	2,021

Note 7—Goodwill

        The addition to goodwill in 2012 is due to the impact of deferred income taxes on the intangibles assets acquired in the purchase of an additional equity interest in Hill Spain.

        The addition to goodwill in 2013 is due to the acquisitions of BCA ($1,285,000) and CPI ($3,049,000) and the impact of deferred income taxes on the intangible assets acquired in the purchase of an additional equity interest in Hill Spain ($460,000).

        The following table summarizes the changes in the Company's carrying value of goodwill during 2013 and 2012:

	Project Management	Construction Claims	Total
	(in thousands)
Balance, December 31, 2011	$56,896	$26,045	$82,941
Additions	1,720	—	1,720
Translation adjustments	(1,385)	731	(654)

Balance, December 31, 2012	57,231	26,776	84,007
Additions	3,509	1,285	4,794
Translation adjustments	(2,292)	(656)	(2,948)

Balance, December 31, 2013	$58,448	$27,405	$85,853

Note 8—Accounts Payable and Accrued Expenses

        Below are the components of accounts payable and accrued expenses:

	December 31,
	2013	2012
	(in thousands)
Accounts payable	$25,349	$24,486
Accrued payroll and related expenses	35,732	33,750
Accrued subcontractor fees	6,212	8,253
Accrued agency fees	17,623	16,239
Accrued legal and professional fees	1,239	3,303
Other accrued expenses	6,115	4,275

	$92,270	$90,306

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt

        Outstanding debt obligations are as follows:

	December 31,
	2013	2012
	(in thousands)
Term Loan (for more information, see below.)	$84,474	$76,520
Revolving credit loan payable under Credit Agreement. The weighted average interest rate of all borrowings was 5.32% and 7.78% at December 31, 2013 and 2012, respectively. (For more information, see below.)	39,000	22,300
Borrowings under revolving credit facilities with a consortium of banks in Spain. (For more information, see below.)	7,670	5,021
Payment due for the Engineering S.A. acquisition	—	5,327
Borrowings under unsecured credit facility with Caja Badajoz (For more information, see below.)	2,047	—
Other notes payable	68	267

	133,259	109,435
Less current maturities	18,974	21,769

Notes payable and long-term debt, net of current maturities	$114,285	$87,666

Revolving Credit Agreement

        The Company entered into a Credit Agreement, dated June 30, 2009, (the "Credit Agreement"), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the "Lenders"), and Bank of America, N.A., as Administrative Agent (the "Agent").

        During 2011 and through the first quarter of 2012, the Company was in violation of certain financial covenants and subsequently entered into a series of waivers, forbearance agreements and amendments to the Credit Agreement. During the first quarter of 2012, the Company entered into a second amendment to the Credit Agreement (the "Second Amendment"), dated March 6, 2012 with the Agent and Lenders. The Company incurred fees related to the Second Amendment amounting to approximately $2,075,000 which were charged to interest expense and related financing fees, net.

        During the second quarter of 2012, the Company was in violation, under the Second Amendment, of certain financial covenants and the covenant regarding restricted payments due to the payment of dividends by certain of the Company's subsidiaries to their noncontrolling interest parties.

        On October 18, 2012, the Company entered into a Third Amendment to Credit Agreement (the "Third Amendment"), pursuant to which the Agent and the Lenders agreed to waive the defaults noted above and the parties thereto, agreed, among other things, as follows:

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

  •
  The interest rates for loans, fees for Letters of Credit and unused facility fees are as follows:

  •
  Eurodollar Rate loans (for interest periods of one, two, three or six months, as selected by the Company) will bear interest at a rate per annum equal to the British Bankers Association LIBOR Rate, plus an applicable rate between 2.50% and 7.00% depending on the Company's consolidated leverage ratio at the time of the borrowing;

  •
  Base Rate loans will bear interest at fluctuating rates per annum equal to sum of (a) the highest of (i) the Federal Funds Rate plus a rate of 0.50%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its "prime rate" and (iii) the Eurodollar Rate plus 1.00%, plus (b) an Applicable Rate between 1.10% and 5.50% depending on the Company's consolidated leverage ratio at the time of the borrowing;

  •
  Letter of Credit fees will accrue on each Letter of Credit issued under the Credit Agreement, based on the amount available for draw thereunder, at an Applicable Rate per annum which may vary between 2.50% and 7.00% depending on the Company's consolidated leverage ratio at the time of issuance; and

  •
  Unused facility commitment fees will accrue at a rate per annum which may vary between 0.25% and 0.50% depending on the Company's consolidated leverage ratio from time to time;

  •
  From the date of the Third Amendment, the Applicable Rate for Eurodollar Rate loans, Base Rate loans and Letters of Credit will be increased by 1.00% per annum—such interest will be added to the principal balance and capitalized on March 31, 2014 and thereafter payable in cash or waived in the event that prior to March 31, 2014 the Company has paid in full all obligations under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement;

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

  •
  Consolidated fixed charge coverage ratio is the ratio of (a) consolidated EBITDA, plus rental expense less the sum of (A) the aggregate amount of federal, state, local and foreign income taxes paid in cash (other than taxes paid as a result of the receipt of the Libya Receivable) and

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

    (B) the aggregate amount of all dividends and distributions paid in cash by the Company to its shareholders to (b) the sum of consolidated interest charges, rental expense, payments on long-term debt and the principal component of capital leases during the most recently completed measurement period and (iv) any earn-out payments required to be paid in cash for the most recently completed measurement period.

  •
  Senior leverage ratio is the ratio of (i) consolidated funded indebtedness minus certain subordinated indebtedness and the par amount of the term loan to (ii) consolidated EBITDA.

        Consolidated funded indebtedness is the sum of the outstanding principal amount of all obligations for borrowed money, the par value of the term loan, all direct obligations arising under letters of credit under the Credit Agreement, all obligations evidenced by bonds, debentures, notes, loan agreements, capital leases and guarantees of indebtedness of persons other than the Company or its subsidiaries.

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

        The following tables set forth the requirements for the consolidated leverage ratio, consolidated fixed charge ratio and the senior leverage ratio.

Consolidated Leverage Ratio		Consolidated Fixed Charge Ratio		Senior Leverage Ratio
Period ending	Not to exceed	Period ending	Not less than	Period ending	Not to exceed
December 31, 2013	6.00 to 1.00	December 31, 2013	1.05 to 1.00	December 31, 2013	2.25 to 1.00
Each quarter in 2014	5.75 to 1.00	March 31, 2014	1.15 to 1.00	Subsequent quarters	2.25 to 1.00
Each quarter in 2015	5.50 to 1.00	June 30, 2014	1.25 to 1.00
		Subsequent quarters	1.35 to 1.00

        The following table presents the Company's actual ratios at December 31, 2013:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
4.19 to 1.00	2.03 to 1.00	1.67 to 1.00

        The Third Amendment also contains other covenants and certain restrictions relating to limitations on the ability of the Company or its subsidiaries to incur additional indebtedness, on the ability of the Company or its subsidiaries to make investments (including restrictions on the ability of the Company and its domestic subsidiaries to make loans to or investments in the Company's foreign subsidiaries) and acquisitions, on the ability of the Company to accumulate cash, declare or pay cash dividends to its stockholders, and on the ability of the Company's subsidiaries to declare or pay certain cash dividends. At December 31, 2013, the Company was in compliance with all of the loan covenants.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

        In connection with the Third Amendment, the Company agreed to pay: (i) an amendment fee of 1.00% of the Lenders' aggregate commitments as of October 18, 2012, payable in two parts: 0.50%, or $325,000, on October 18, 2012 and 0.50%, or $325,000, on March 31, 2014, however the latter payment will be waived in the event that prior to March 31, 2014 the Company has paid in full all Obligations (as defined in the Credit Agreement) under the Credit Agreement (other than certain contingent obligations) and all commitments have been terminated under the Credit Agreement; (ii) deferred fees of $1,215,000; (iii) an arrangement fee of $100,000; and (iv) accrued default interest of $1,059,000. The Company also paid approximately $1,150,000 to the Agent as reimbursement for its out-of-pocket costs incurred in connection with the Third Amendment. These costs amounting to approximately $4,174,000 in the aggregate were paid at closing and charged to interest expense and related financing fees, net.

        On May 23, 2013 the Company entered into a Fourth Amendment to Credit Agreement pursuant to which, among other things, the lenders agreed to : (a) permit the Company to enter into an Agreement with Qatar National Bank for the issuance of letters of credit ("LCs") not to exceed $17,000,000, (b) increase the limit on LCs available to the Company's foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and (c) permit the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds. The Company paid an amendment fee of $150,000 to the Agent and reimbursed the Agent for its out-of-pocket cost amounting to approximately $372,000. These amounts are included in interest expense and related financing fees, net in the consolidated statements of operations for the year ended December 31, 2013.

        At December 31, 2013, the Company had $17,207,000 in outstanding letters of credit. Due to conditions of the Credit Facility, as amended, total remaining availability was $8,793,000.

Term Loan Agreement

        Simultaneously with its entry into the Third Amendment, the Company entered into a Term Loan Agreement dated as of October 18, 2012, among the Company, Special Value Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP, Tennenbaum Opportunities Fund VI, LLC (the "Term Loan Lenders"), and Obsidian Agency Services, Inc. (the "Term Loan Agent"). The Term Loan Lenders made term loans (collectively, the "Term Loan") to the Company in the aggregate amount of $100,000,000 from which the Company received net proceeds of approximately $71,500,000 on October 18, 2012 (the "Closing Date"). The Term Loan was amended on May 23, 2013 (the "First Amendment"). The First Amendment contains identical provisions as those in the Fourth Amendment to the Credit Agreement. The proceeds of the Term Loan were used for the partial repayment of amounts outstanding under the Credit Agreement, and the payment of fees and expenses incurred in connection with the Term Loan Agreement and the Third Amendment. Obligations (as defined in the Term Loan Agreement) under the Term Loan Agreement are collateralized by a second lien (subject to the first/prior lien of the Agent under the Credit Agreement and to other Permitted Liens (as defined in the Term Loan Agreement)) on substantially all of the Company's assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of our wholly-owned subsidiary, Hill International N.V. and of certain of our other foreign subsidiaries. The maturity date of the Term Loan is October 18, 2016.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

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

        At December 31, 2013, the Company was in compliance with all of the Term Loan covenants.

        In connection with the Term Loan Agreement, the Company agreed, under certain conditions, to allow certain Term Loan Lenders to appoint two non-voting observers to the Company's board of directors.

        The Company will pay interest on amounts outstanding from time to time under the Term Loan at a rate per annum equal to 7.50%; provided, however, such rate may be increased to 9.50% per annum if fixed price contracts (as defined under the Term Loan Agreement) or certain accounts receivable of the Company and its subsidiaries exceed percentages specified in the Term Loan Agreement.

        Also, contemporaneous with its entry into the Term Loan Agreement, the Company entered into a Fee Letter. The Fee Letter requires the Company to pay to the Lenders an exit fee (the "Exit Fee"), which fee shall be earned in full on the Closing Date and due and payable on the date the Term Loan is paid in full (the "Exit Date"). "Exit Fee" means the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that will result in the internal annual rate of return (the "IRR") to the Term Loan Lenders (the "IRR") on the Exit Date being equal to, but no greater than, 20%; provided, that in no event shall the Exit Fee Amount be less than $0 or greater than $11,790,000. The IRR is to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the Term Loan (to be calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.

        Additionally, the Company is required to make the following mandatory prepayments/payments and/or commitment reductions in respect of the Company's indebtedness under the Credit Agreement and under the Term Loan Agreement:

  •
  100% of the net proceeds received by the Company or any of its subsidiaries from certain sales of assets (subject to certain reinvestment rights), certain condemnation awards (subject to certain reinvestment rights) and insurance payments (subject to certain reinvestment rights) and from the issuance or incurrence of certain indebtedness with respect to borrowed monies of the Company ("Specified Proceeds"), and 50% of the net proceeds received by the Company or any

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

    of its subsidiaries from the issuance or sale of any equity interests in the Company (subject to certain exceptions), will be applied:

    •
    first, to satisfy the Minimum Liquidity Requirement (that is, unrestricted cash and cash equivalents plus availability under the Credit Agreement aggregating $30,000,000), and

    •
    second, up to 50% of the remaining net proceeds to repay the loans under the Credit Agreement and the remaining net proceeds to prepay the outstanding principal amount of the Term Loan; and

  •
  100% of the net proceeds received by the Company or any of its subsidiaries from any payment on the Net Libya Receivable (as defined in the Third Amendment) and any payments or distributions from the Company's majority-owned subsidiary HillStone International LLC will be applied:

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

    •
    the remaining net proceeds or Excess Cash Flow, as applicable, to prepay the outstanding principal amount of the Term Loan.

        None of the payments received in 2013 from ODAC in connection with the "Net Libya Receivable" referred to above are payable under the Credit Agreement or the Term Loan because the amount was paid in Libyan dinars which is not a readily convertible currency. In addition, there were no sales of assets nor excess cash-flow (as defined in the "Third Amendment") generated in 2013.

        In connection with the Term Loan Agreement, the Company incurred approximately $609,000 of costs which were charged to interest expense and related financing costs, net in 2012. In addition, the Company incurred costs of approximately $2,975,000 in connection with establishing the Term Loan. Such costs have been deferred and will be amortized to interest expense over the life of the Term Loan.

Other Debt Arrangements

        The Company's subsidiary, Hill Spain, maintains a revolving credit facility with 12 banks (the "Financing Entities") in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,788,000) at December 31, 2013. As of December 31, 2013 and 2012, total borrowings outstanding were €5,554,000 and €3,796,000 (approximately $7,670,000 and $5,021,000, respectively). The amount being financed ("Credit Contracts") by each Financing Entity is between €156,000 (approximately $215,000) and €689,000 (approximately $952,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and to 50.0% at December 31, 2015. To guarantee Hill Spain's obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

        Hill Spain also maintains an unsecured credit facility with the Caja Badajoz bank in for €1,500,000 (approximately $2,071,000) as of December 31, 2013. The interest rate at December 31, 2013 is 5.75%. The rate at December 31, 2012 was the three-month EURIBOR rate of 0.54% plus 3.00% (or 3.54%) but no less than 5.00%. At December 31, 2013, €1,483,000 (approximately $2,047,000) was outstanding. At December 31, 2012 there were no borrowings outstanding. This facility was subsequently reduced to €1,000,000 on January 16, 2014 with an expiration date of December 23, 2014.

        The Company also maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000) at December 31, 2013 collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.23% and 4.30% at December 31, 2013 and 2012, respectively) but no less than 5.50%. There were no borrowings outstanding at December 31, 2013 or 2012. This facility also allows for up to AED 150,000,000 (approximately $40,839,000 at December 31, 2013) in Letters of Guarantee of which AED 111,795,000 and AED 130,171,000 (approximately $30,437,000 and $35,440,000, respectively) were utilized at December 31, 2013 and 2012, respectively. This facility is renewed on a month-to-month basis.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

        The Company also maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,381,000 at December 31, 2013), with interest rates of 0.23% and 1.19% plus Egnatia Bank's prime rate of 5.00% (or 5.23% and 6.19% at December 31, 2013 and 2012, respectively), collateralized by certain assets of the Company. There were no borrowings outstanding under this facility at December 31, 2013 or 2012. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,214,000) at December 31, 2013, of which €2,030,000 (approximately $2,804,000) and €1,388,000 (approximately $1,836,000) had been utilized at December 31, 2013 and 2012, respectively. The facility has an expiration date of April 30, 2014. The Company plans to renew this facility prior to the expiration date.

        Engineering S.A maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (BRL) (approximately $1,228,000) at December 31, 2013, with a weighted average monthly interest rate of 3.22% and 3.00% at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

        A revolving credit facility with Barclays Bank PLC for up to £550,000 (approximately $907,000) at December 31, 2013, with interest of 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at December 31, 2013, collateralized by cross guarantees of several of the United Kingdom companies. Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client. At December 31, 2013 and 2012, there were no borrowings outstanding. This facility is on demand with no fixed expiration date. It is subject to an annual review on September 12, 2014.

        At December 31, 2013, the Company had $6,759,000 of available borrowing capacity under its foreign credit agreements.

        In connection with the acquisition of Engineering S.A., the Company incurred indebtedness to the sellers amounting to 17,200,000 Brazilian Reais (approximately $10,376,000 at the date of acquisition) and discounted that amount using an interest rate of 4.72%, the Company's weighted average interest rate at that time. The Company paid the first installment amounting to BR 6,624,000 (approximately $3,508,000) on April 30, 2012 and paid the second installment amounting to 11,372,000 BRL (approximately $5,095,000) on July 23, 2013.

        Scheduled maturities of long term debt are as follows (in thousands):

Years Ending December 31,
2014	$18,974	(1)
2015	25,993
2016	88,229
2017	63

Total debt	$133,259

(1)
Current maturities for 2014 include collections anticipated from Libya amounting to $14,933 which must be paid to the lenders under the terms of the Credit Agreement and Term Loan.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Supplemental Cash Flow Information

        At December 31, 2012, the Company included in other current liabilities €7,166,000 (approximately $9,477,000) related to its acquisition of an additional 23.9% interest in Hill Spain.

        The Company issues shares of its common stock to its non-employee directors as partial compensation for services on the Company's Board through the next annual stockholders meeting. Under its 2007 Restricted Stock Grant Plan, the Company issued shares of restricted common stock to certain executives. See Note 12 for further information with respect to these plans.

        Other non-cash activity is provided in the following table:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Interest and related financing fees paid	$13,372	$16,952	$5,953

Income taxes paid	$8,601	$4,443	$4,129

Increase in intangible assets and goodwill in connection with acquisitions of BCA and CPI	$7,161	$—	$—

Increase in deferred income taxes in connection with the acquisition of noncontrolling interests in Hill Spain	$460	$1,720	$3,499

Common stock issued for acquisitions of BCA and CPI	$4,450	$—	$—

Note 11—Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

        The 2009 Non-Employee Director Stock Grant Plan covers 400,000 shares of the Company's common stock. Only the Company's Non-Employee Directors are eligible to receive grants under the plan. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Shares issued	52	52	24
Compensation expense	$150	$150	$150

2008 Employee Stock Purchase Plan

        The Employee Stock Purchase Plan covers 2,000,000 shares of the Company's common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Shares purchased	51	37	149
Aggregate purchase price	$162	$105	$545
Compensation expense	$24	$19	$96

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

2007 Restricted Stock Grant Plan

        The 2007 Restricted Stock Grant Plan covered 340,000 shares of the Company's common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vested annually over a five-year period commencing on February 28, 2008. Through December 31, 2013, the Company has issued 319,000 shares of its common stock. Under the terms of the plan, no further grants may be made. Information with respect to the plan follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Shares issued	—	61	62
Compensation expense	$—	$180	$976

2006 Employee Stock Option Plan

        The 2006 Employee Stock Option Plan, as amended, covers 8,000,000 shares of the Company's common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company's common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2013, a total of 1,366,844 shares of common stock were reserved for future issuance under the plan.

        The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2013, 2012 and 2011 and the assumptions used to estimate the fair value:

	December 31,
	2013	2012	2011
Average expected life (years)	4.29	3.66	4.05
Forfeiture range	0 - 5.0%	0%	0 - 10.5%
Weighted average forfeiture rate	0.9%	0%	1.7%
Dividends	0%	0%	0%
Volatility range	67.8 - 73.5%	70.8 - 78.4%	44.6 - 67.5%
Weighted average volatility	71.7%	77.5%	52.6%
Range of risk-free interest rates	0.50 - 1.36%	0.36 - 0.86%	0.91 - 2.37%
Weighted average risk-free interest rate	0.77%	0.80%	1.57%
Weighted average fair value at grant date	$1.95	$2.52	$2.58

        The expected term of the options is estimated based on the "simplified method" as permitted by SAB No. 110. Expected volatility was calculated using the average historical volatility of similar public companies through June 30, 2011 and of the Company thereafter. The risk-free interest rate is based

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, which can materially affect the resulting valuation.

        A summary of the Company's stock option activity and related information for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
(in thousands, except exercise price and remaining life data)
Outstanding, December 31, 2010	2,708	4.50
Granted	1,264	6.96
Exercised	(16)	2.45
Expired	(76)	6.00
Forfeited	(59)	4.51

Outstanding, December 31, 2011	3,821	5.29
Granted	994	5.17
Exercised	(10)	2.45
Expired	(117)	7.48
Forfeited	(44)	4.94

Outstanding, December 31, 2012	4,644	$5.22
Granted	2,076	3.80
Exercised	(8)	2.45
Expired	(101)	12.42
Forfeited	(37)	4.02

Outstanding, December 31, 2013	6,574	4.67	3.03	$—

Exercisable, December 31, 2013	3,033	$5.31	1.87	$—

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2013. At December 31, 2013, the weighted average exercise price of the outstanding options was $4.67 and the closing stock price was $3.95.

        For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2013 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$2.45	726,000	2.19	$2.45	577,000	$2.45
2.70	200,000	0.18	2.70	200,000	2.70
2.85	113,635	3.45	2.85	113,635	2.85
2.89	116,280	4.43	2.89	116,280	2.89
3.12	10,000	6.60	3.12	—	—
3.67	925,000	6.06	3.67	—	—
3.89	5,000	4.39	3.89	2,000	3.89
4.04	1,000,000	4.06	4.04	—	—
4.12	104,895	0.44	4.12	104,895	4.12
4.19	25,000	2.13	4.19	20,000	4.19
4.25	106,085	2.42	4.25	106,085	4.25
4.37	10,000	2.34	4.37	8,000	4.37
4.92	5,000	2.59	4.92	4,000	4.92
5.29	10,000	4.25	5.29	4,000	5.29
5.31	20,000	3.07	5.31	12,000	5.31
5.47	880,200	3.18	5.47	220,050	5.47
5.73	10,000	4.84	5.73	4,000	5.73
5.83	265,000	3.25	4.84	159,000	5.83
6.31	266,725	3.96	6.31	143,725	6.31
6.32	10,000	1.84	6.32	10,000	6.32
6.41	320,000	1.24	6.41	240,000	6.41
6.50	5,000	4.13	6.50	2,000	6.50
7.32	907,336	2.07	7.32	453,668	7.32
7.43	40,000	0.71	7.43	40,000	7.43
7.57	9,000	0.35	7.57	9,000	7.57
7.67	424,000	0.16	7.67	424,000	7.67
11.10	20,000	1.08	11.10	20,000	11.10
12.82	30,000	1.12	12.82	30,000	12.82
16.79	10,000	1.59	16.79	10,000	16.79

	6,574,156	3.03	$4.67	3,033,338	$5.31

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        In the years ended December 31, 2013, 2012 and 2011, the Company recorded share-based compensation related to stock options of approximately $2,787,000, $2,107,000 and $1,845,000, respectively, which is included in selling, general and administrative expenses.

        The following table summarizes the Company's non-vested stock option activity and related information for the years ended December 31, 2013, 2012 and 2011:

(in thousands, except weighted average grant date fair value)	Options	Average Grant Date Fair Value Per Share
Non-vested options at December 31, 2010	1,786	1.87
Granted	1,264	2.58
Vested	(577)	2.08
Forfeited	(59)	1.94

Non-vested options at December 31, 2011	2,414	2.23
Granted	994	2.52
Vested	(881)	2.12
Forfeited	(44)	2.15

Non-vested options at December 31, 2012	2,483	2.39
Granted	2,076	1.95
Vested	(981)	2.14
Forfeited	(37)	2.17

Non-vested options at December 31, 2013	3,541	$2.20

        At December 31, 2013, total unrecognized compensation cost related to non-vested options was $5,432,000 and will be recognized over the remaining weighted-average service period of 1.86 years.

Note 12—Stockholders' Equity

Stock Repurchase Program

        Under its stock repurchase program, the Company is authorized to purchase shares of its common stock up to a total purchase price of $60,000,000. To date, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. Under the terms of its Credit Agreement (see Note 9), the Company may make additional purchases up to an aggregate of $2,000,000 as long as immediately before and after giving effect to the purchase, the Company shall have satisfied the Minimum Liquidity Requirement (see Note 9) and no event of default shall have occurred and be continuing at the time.

Other

        We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the "SEC") which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stockholders' Equity (Continued)

        In addition, we have an effective registration statement on Form S-4 on file with the SEC which registered 8,000,000 shares of our common stock for use in future acquisitions. During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI. We expect to issue additional shares of our common stock in connection with certain additional consideration and contingent consideration for those two companies.

Note 13—Income Taxes

        The effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 63.0%, (104.2%) and 55.6%, respectively. The difference in the Company's 2013 effective tax rate over 2012 was primarily the result of not recording an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize. In addition, the Company recognized higher income tax expense related to withholding taxes on foreign operations. These items were partially offset by the $2,473,000 reversal for uncertain tax positions based on management's assessment that those items were effectively settled with a foreign jurisdiction.

        The components of earnings (loss) before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(26,460)	$(19,172)	$(24,438)
Foreign jurisdictions	36,054	6,269	13,317

	$9,594	$(12,903)	$(11,121)

        Income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2013:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	7,245	(1,202)	6,043

	$7,245	$(1,202)	$6,043

Year ended December 31, 2012:
U.S. federal	$285	$10,586	$10,871
State and local	(12)	(1,684)	(1,696)
Foreign jurisdictions	7,913	(3,646)	4,267

	$8,186	$5,256	$13,442

Year ended December 31, 2011:
U.S. federal	$171	$(6,084)	$(5,913)
State and local	289	(1,560)	(1,271)
Foreign jurisdictions	5,157	(4,159)	998

	$5,617	$(11,803)	$(6,186)

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The differences between income taxes based on the statutory U.S. federal income tax rate and the Company's effective income tax rate are provided in the following reconciliation.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Statutory federal income tax	$3,262	$(4,387)	$(3,781)
Foreign tax benefit for earnings taxed at lower rates	(3,907)	1,837	(4,236)
Reversal of foreign net operating loss carry forward	—	—	5,544
Change in the valuation allowance	10,783	18,258	(3,894)
Net liability (reductions) additions for uncertain tax positions	(2,314)	(350)	(906)
Settlement of tax audits	—	—	437
Excess compensation	204	170	170
State and local income taxes, net of federal income tax benefit	(1,476)	(1,065)	(790)
Stock options	230	(356)	570
Minority interest	—	—	353
Deferred tax adjustment	—	(497)	27
Reversal of interest allocations to foreign entities	(1,014)	—	—
Other	275	(168)	320

Total	$6,043	$13,442	$(6,186)

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carry forward—U.S. operations	$25,185	$15,340
Amortization of intangibles	6,657	7,626
Net operating loss carry forward—foreign operations	6,389	5,590
Compensated absences	2,574	2,358
Share based compensation	2,087	1,984
Labor contingencies	71	1,438
Allowance for uncollectible accounts	933	1,360
Bonus accrual	1,373	998
Deferred income	19	714
Foreign tax credit	956	668
Marketable securities	244	422
Other	356	536

Total gross deferred tax assets	46,844	39,034
Valuation allowances	(31,257)	(22,421)

Net deferred tax assets	15,587	16,613

Deferred tax liabilities:
Intangible assets	(14,013)	(15,468)
Depreciation	(1,512)	(1,471)
Prepaid expenses	(632)	(689)
Change in tax method	(369)	(101)
Foreign income taxes on currency translations	(575)	(47)

Total gross deferred tax liabilities	(17,101)	(17,776)

Net deferred tax liabilities	$(1,514)	$(1,163)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$1,705	$2,187
Non-current deferred tax assets	13,882	14,426
Current deferred tax liabilities	(369)	(101)
Non-current deferred tax liabilities	(16,732)	(17,675)

	$(1,514)	$(1,163)

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

provisions of ASC 740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance.

        At December 31, 2012, due to recurring net operating losses in the United States, management determined that it was more likely than not that the Company would not be able to utilize its U.S.-related deferred tax assets. As a consequence, the Company recorded a valuation allowance of $17,707,000 at that time. In 2013, the Company recorded an additional U.S. deferred tax asset of $9,062,000 primarily related to a U.S.-based net operating loss of $24,902,000. Consequently, the Company recorded an additional valuation allowance at December 31, 2013 of $9,062,000. As a result, the U.S. deferred tax assets, net of U.S. based deferred tax liabilities, at December 31, 2013 are fully reserved. The total valuation allowance related to the U.S. deferred tax assets at December 31, 2013 is $26,769,000. Cumulative U.S. federal and state net operating losses at December 31, 2013 are $63,365,000 and $66,472,000, respectively.

        At December 31, 2013 and 2012, there were approximately $24,013,000 and $20,337,000, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. A valuation allowance of $4,489,000 and $4,714,000 was recorded at December 31, 2013 and 2012, respectively, related to the foreign net operating losses in certain jurisdictions. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions.

        The Company has made no provision for U.S. taxes on $119,416,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

        In 2013, deferred tax assets and additional paid in capital were reduced by $583,000 and in 2012, deferred tax assets and additional paid in capital were increased by $161,000 to record the differential between book expense and tax expense related to the vesting of restricted stock.

        The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if management's assessment is that the position is "more likely than not" (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The following table indicates the changes to the Company's uncertain tax positions for the years ended December 31, 2013 and 2012 including interest and penalties:

	Years Ended December 31,
	2013	2012
	(in thousands)
Balance, beginning of year	$5,033	$5,383
Reductions due to lapse of statute of limitations	—	(378)
Reductions based on tax positions related to prior years	(2,473)	—
Additions based on tax positions related to prior years	373	28

Balance, end of year	$2,933	$5,033

        The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. federal, state or foreign examinations by tax authorities for tax years prior to 2010.

        The Company's policy is to record income tax related interest and penalties in income tax expense. At December 31, 2013 and 2012, the Company has accrued $172,000 and $100,000, respectively, related to potential interest and penalties.

        The Company's income tax returns are based on calculations and assumptions that are subject to examinations by the Internal Revenue Service and other tax authorities. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. As part of its assessment of potential adjustments to its tax returns, the Company increases its current tax liability to the extent an adjustment would result in a cash tax payment or decreases its deferred tax assets to the extent an adjustment would not result in a cash tax payment. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Note 14—Commitments and Contingencies

General Litigation

        M.A. Angeliades, Inc. ("Plaintiff") has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction ("DDC") regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has refused to provide invoices for the additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DDC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (Continued)

        From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company's earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

        The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

  (1)
  Certain of the Company's subsidiaries (Hill International S.A., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services which provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries' banks in favor of the clients. In some cases these clients also require a parent company guarantee.

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

        The maximum potential future payment under these arrangements at December 31, 2013 was $71,433,000.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2013 and 2012 were $18,506,000 and $21,226,000, respectively.

Acquisition-related

        On February 28, 2011, the Company's wholly-owned subsidiary Hill Spain acquired an indirect 60% interest in Engineering S.A. ("ESA"), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais ("BR") (approximately $11,757,000). Minimum additional payments were made on April 30, 2012 in the amount of BR 6,624,000 (approximately $3,508,000 on that date) and on July 23, 2013 in the amount of BR 11,372,000 (approximately $5,095,000). Under certain circumstances, the Company may be required to pay BR 5,000,000 (approximately $2,468,000 at December 31, 2012) in

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (Continued)

addition to the minimum payments. Also, ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

        The Company is committed to issue shares of its common stock to the former shareholders of BCA in satisfaction of the Third Tranche Payment, the amount of which will be determined in mid-2014. See Note 3.

        The Company is committed to issue shares of its common stock to the former shareholders of CPI for certain contingent consideration. The number of shares will be determined at various times during 2014. See Note 3.

Other

        On December 31, 2012, the Company identified a potential employment tax liability related to certain foreign subsidiaries' treatment of certain individuals as independent contractors rather than as employees. On June 24, 2013, the Company received an indemnification from the selling shareholders for periods prior to 2013. Accordingly, the Company has reversed the accrual established in 2012 and has reflected approximately $3,600,000 as a credit to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013. In consideration for the indemnification, the Company reversed the 2013 first quarter write-down of the liabilities for the second installment obligation of approximately 1,950,000 BRL (approximately $873,000). In addition, the Company believes, based upon certain professional advice that it is remote that a future liability will be established for the potential employment taxes relating to certain foreign independent contractors and, therefore, has made no accrual for such potential liability.

Note 15—Operating Leases

        The Company has numerous operating leases which have various expiration dates through September 28, 2022. Rent expense was approximately $12,408,000, $12,538,000 and $13,329,000 for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Operating Leases (Continued)

        At December 31, 2013, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2014	10,577
2015	7,555
2016	5,458
2017	4,243
2018	3,014
Thereafter	5,721

Total	$36,568

Note 16—Benefit Plans

        The Company maintains a 401(k) Retirement Savings Plan (the "401(k) Plan") for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age. Through April 30, 2012, the Company matched 50% of the employee contributions up to 6% of employee compensation. Effective May 1, 2012, the Company suspended its matching contribution. Effective January 1, 2013, the Company matches 50% of employee contributions up to 2% of employee compensation up to a maximum $2,550. For the years ended December 31, 2013, 2012 and 2011, the Company recognized expense amounting to $734,000, $666,000 and $1,828,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 17—Business Segment Information

        The Company's business segments reflect how executive management makes resource decisions and assesses its performance. The Company bases these decisions on the type of services provided (Project Management and Construction Claims) and secondarily by their geography (U.S./Canada, Latin America, Europe, the Middle East, Africa and Asia/Pacific).

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

        The following tables reflect the required disclosures for the Company's reportable segments (in thousands):

Consulting Fee Revenue ("CFR")

	2013		2012		2011
Project Management	$392,602	76.7%	$312,232	74.8%	$290,787	72.8%
Construction Claims	119,483	23.3	105,366	25.2	108,467	27.2

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

Total Revenue:

	2013		2012		2011
Project Management	$452,517	78.5%	$372,281	77.4%	$389,715	77.7%
Construction Claims	124,164	21.5	108,500	22.6	111,741	22.3

Total	$576,681	100.0%	$480,781	100.0%	$501,456	100.0%

Operating Profit (Loss):

	2013	2012	2011
Project Management before equity in earnings of affiliates	$48,682	$23,273	$17,673
Equity in earnings of affiliates	—	—	190

Total Project Management	48,682	23,273	17,863
Construction Claims	12,171	8,071	9,488
Corporate	(28,395)	(26,097)	(31,210)

Total	$32,458	$5,247	$(3,859)

Depreciation and Amortization Expense:

	2013	2012	2011
Project Management	$7,677	$9,172	$11,935
Construction Claims	2,852	2,998	3,345

Subtotal segments	10,529	12,170	15,280
Corporate	227	260	360

Total	$10,756	$12,430	$15,640

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Consulting Fee Revenue by Geographic Region:

	2013		2012		2011
U.S./Canada	$121,291	23.7%	$117,593	28.2%	$115,378	28.9%
Latin America	49,188	9.6	51,820	12.4	48,188	12.1
Europe	75,398	14.7	84,267	20.2	90,049	22.5
Middle East	219,315	42.8	134,037	32.1	108,720	27.2
Africa	22,744	4.4	13,591	3.3	17,451	4.4
Asia/Pacific	24,149	4.8	16,290	3.8	19,468	4.9

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

U.S.	$117,740	23.0%	$114,368	27.4%	$112,098	28.1%
Non-U.S.	394,345	77.0	303,230	72.6	287,156	71.9

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

        For the year ended December 31, 2013, consulting fee revenue for the United Arab Emirates amounted to $66,918,000 representing 13.1% of the total and Oman's consulting fee revenue amounted to $51,053,000 representing 10.0% of the total. Except for the United States, no other country accounted for over 10% of consolidated consulting fee revenue.

        For the year ended December 31, 2012, consulting fee revenue for the United Arab Emirates amounted to $61,729,000 representing 14.8% of the total and Brazil's consulting fee revenue amounted to $45,663,000 representing 10.9% of the total. Except for the United States, no other country accounted for over 10% of consolidated consulting fee revenue.

        For the year ended December 31, 2011, consulting fee revenue for the United Arab Emirates amounted to $66,147,000 representing 16.6% of the total and Brazil's consulting fee revenue amounted to $42,688,000 representing 10.7% of the total. Except for the United States, no other country accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	2013		2012		2011
U.S./Canada	$171,012	29.7%	$167,682	34.9%	$207,906	41.5%
Latin America	49,546	8.6	52,046	10.8	48,547	9.7
Europe	80,062	13.9	90,624	18.8	95,227	19.0
Middle East	224,716	39.0	138,731	28.9	110,683	22.1
Africa	26,186	4.5	15,303	3.2	19,349	3.8
Asia/Pacific	25,159	4.3	16,395	3.4	19,744	3.9

Total	$576,681	100.0%	$480,781	100.0%	$501,456	100.0%

U.S.	$167,314	29.0%	$164,347	34.2%	$204,629	40.8%
Non-U.S.	409,367	71.0	316,434	65.8	296,827	59.2

Total	$576,681	100.0%	$480,781	100.0%	$501,456	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

        For the year ended December 31, 2013, total revenue for the United Arab Emirates amounted to $68,158,000 representing 11.8% of the total. Except for the United States, no other country accounted for over 10% of consolidated total revenue.

        For the year ended December 31, 2012, total revenue for the United Arab Emirates amounted to $63,072,000 representing 13.1% of total revenue. Except for the United States, no other country accounted for accounted for over 10% of consolidated total revenue.

        For the year ended December 31, 2011, total revenue for the United Arab Emirates amounted to $67,537,000 representing 13.5% of the total. Except for the United States, no other country accounted for accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	2013		2012		2011
U.S. federal government	$14,958	2.9%	$12,877	3.1%	$11,667	2.9%
U.S. state, regional and local governments	69,477	13.6	61,790	14.8	64,734	16.2
Foreign governments	181,066	35.3	96,242	23.0	85,756	21.5
Private sector	246,584	48.2	246,689	59.1	237,097	59.4

Total	$512,085	100.0%	$417,598	100.0%	$399,254	100.0%

Total Revenue By Client Type:

	2013		2012		2011
U.S. federal government	$17,499	3.0%	$15,429	3.2%	$13,885	2.8%
U.S. state, regional and local governments	100,157	17.4	82,898	17.2	150,818	30.1
Foreign governments	188,981	32.8	102,136	21.2	91,375	18.2
Private sector	270,044	46.8	280,318	58.4	245,378	48.9

Total	$576,681	100.0%	$480,781	100.0%	$501,456	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Total Assets by Geographic Region:

	December 31,
	2013	2012
U.S./Canada	$104,729	$115,621
Latin America	37,506	42,088
Europe	102,871	110,013
Middle East	108,654	81,185
Africa	79,043	66,772
Asia/Pacific	16,299	5,994

Total	$449,102	$421,673

U.S.	$103,017	$114,035
Non-U.S.	346,085	307,638

	$449,102	$421,673

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2013	2012
U.S./Canada	$3,837	$4,700
Latin America	1,351	1,278
Europe	2,575	2,334
Middle East	2,167	2,344
Africa	182	191
Asia/Pacific	501	421

Total	$10,613	$11,268

U.S.	$3,837	$4,697
Non-U.S.	6,776	6,571

Total	$10,613	$11,268

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

        As discussed in Note 4 to the consolidated financial statements, the Company has significant accounts receivable from its operations in Libya. Since the end of the civil unrest in this country, the Company continues its collection efforts and is attempting to reestablish it operations. Due to these circumstances, if the Company is unable to collect these outstanding accounts receivable, the Company's financial condition could be significantly impacted.

        In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2013. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 14, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc. and Subsidiaries

        We have audited Hill International, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 14, 2014

Quarterly Results (Unaudited)

        The following is a summary of certain quarterly financial information for fiscal years 2013 and 2012:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2013
Consulting fee revenue	$122,556	$128,427	$130,181	$130,921	$512,085
Total revenue	136,073	148,464	147,194	144,950	576,681
Gross profit	49,858	53,070	54,447	58,655	216,030
Operating profit	7,399	9,840	8,252	6,967	32,458
Net earnings	38	1,271	2,942	(700)	3,551
Net (loss) earnings attributable to Hill	(380)	719	2,556	(1,266)	1,629
Basic (loss) earnings per common share	$(0.01)	$0.02	$0.06	$(0.03)	$0.04
Diluted (loss) earnings per common share	$(0.01)	$0.02	$0.06	$(0.03)	$0.04
Year Ended December 31, 2012
Consulting fee revenue	$99,197	$104,069	$103,565	$110,767	$417,598
Total revenue	115,813	119,428	119,887	125,653	480,781
Gross profit	40,735	44,268	45,106	47,917	178,026
Operating (loss) profit	(2,737)	3,197	5,090	(303)	5,247
Net (loss) earnings	(6,537)	518	1,442	(21,768)	(26,345)
Net (loss) earnings attributable to Hill	(6,736)	(324)	1,304	(22,461)	(28,217)
Basic (loss) earnings per common share	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)
Diluted (loss) earnings per common share	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures.

        The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
Management's Report on Internal Control over Financial Reporting.

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

        Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on its financial statements.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

        Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

        EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013, has issued an audit report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Form 10-K.

(c)
Changes in Internal Control.

        There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information in our 2014 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2014 Proxy Statement is incorporated by reference in this section.

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

Item 11.    Executive Compensation.

        The information appearing in our 2014 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee", and "Executive Compensation" is incorporated by reference in this section.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing in our 2014 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2013 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 11 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	6,574,156	$4.67	2,967,168	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	6,574,156	$4.67	2,967,168

(1)
Includes 1,366,844 shares which remain available for future issuance under our 2006 Employee Stock Option Plan, 1,430,334 shares which remain available for future issuance under our 2008

  Employee Stock Purchase Plan and 169,990 shares which remain available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

          The information appearing in our 2014 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section

Item 14.    Principal Accounting Fees and Services.

          The information appearing in our 2014 Proxy Statement under the headings "Independent Auditors" and "Audit Committee Report" is incorporated by reference in this section.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:

        Financial statements:

    The consolidated balance sheets of the Registrant as of December 31, 2013 and December 31, 2012, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

        Financial statement schedule:

    Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011.

(b)
Exhibits

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)
3.1		Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)
3.2		Amended and Restated By-laws of Hill International, Inc.(3)
3.3		Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(4)
4.1		Specimen Common Stock Certificate.(5)
10.1	*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(6)
10.2	*	Employment Agreement between the Company and Irvin E. Richter.(7)
10.3	*	Employment Agreement between the Company and David L. Richter.(8)
10.4	*	Employment Agreement between the Company and Irwin E. Richter, dated as of December 31, 2014.(9)
10.5	*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(10)
10.6		Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(11)
10.7		Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A.(12)

Exhibit No.	Description
10.8	Forbearance Agreement, dated as of June 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined in the Credit Agreement).(13)
10.9
First Amendment to Forbearance Agreement, dated as of August 16, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(14)
10.10
Second Amendment to Forbearance Agreement, dated as of September 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(15)
10.11
Forbearance and First Amendment to Credit Agreement, dated as of October 17, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(16)
10.12
Limited Waiver and Second Amendment to Credit Agreement dated March 6, 2012 between Hill International, Inc., as borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Credit Agreement).(17)
10.13
Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent.(18)
10.14
Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International Inc. and certain of its subsidiaries party thereto in favor of Bank of America, N.A., as administrative agent.(19)
10.15
Fourth Amendment to Credit Agreement, dated as of May 23, 2013, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent.(20)
10.16
Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, each lender from time to time party thereto, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(21)
10.17
Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International, Inc. and certain of its subsidiaries party thereto in favor of Obsidian Agency Services, Inc. as administrative agent.(22)
10.18	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Fund VI, LLC for $28,000,000.(23)

Exhibit No.		Description
10.19		Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Partners V, LLC for $46,666,667.(24)
10.20		Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Expansion Fund, LLC for $8,000,000.(25)
10.21		Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Opportunities Fund, LLC for $17,333,333.(26)
10.22		Trademark Security Agreement, dated as of October 18, 2012, made by Hill International, Inc. in favor of Obsidian Agency Services, Inc.(27)
10.23		Intercreditor Agreement, dated as of October 18, 2012, by and between Bank of America, N.A. and Obsidian Agency Services, Inc.(28)
10.24		Letter, dated as of October 18, 2012, from Hill International, Inc. to Obsidian Agency Services, Inc., as Administrative Agent regarding Fee Letter.(29)
10.25
First Amendment to Credit Agreement, dated as of May 23, 2013, by and among Hill International, Inc., as Borrower, Special Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP and Tennenbaum Opportunities Fund VI, LLC, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(30)
10.26	*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(31)
10.27	*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(32)
10.28	*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(33)
14		Code of Ethics.(34)
21		Subsidiaries of the Registrant.
23.1		Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.PRE		XBRL Taxonomy Presentation Linkbase Document.
101.CAL		XBRL Taxonomy Calculation Linkbase Document.
101.LAB		XBRL Taxonomy Label Linkbase Document.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.
(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.
(3)	Included as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.
(4)	Included as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March , 2013 and incorporated herein by reference.
(5)	Included as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.
(6)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.
(7)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.
(8)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.
(9)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.
(10)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.
(11)	Included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.
(12)	Included as Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.
(13)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference.
(14)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.
(15)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.
(16)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2011 and incorporated herein by reference.
(17)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2012 and incorporated herein by reference.
(18)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(19)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(20)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2013 and incorporated herein by reference.
(21)	Included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(22)	Included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(23)	Included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(24)	Included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(25)	Included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(26)	Included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(27)	Included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(28)	Included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(29)	Included as Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(30)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2013 and incorporated herein by reference.
(31)*	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.
(32)*	Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.
(33)*	Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.
(34)	Included as Exhibit 14 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.
*	Constitutes a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.
By:	/s/ IRVIN E. RICHTER Irvin E. Richter Chairman and Chief Executive Officer
Date: March 14, 2014

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ IRVIN E. RICHTER Irvin E. Richter Chairman, Chief Executive Officer and Director	By:	/s/ GARY F. MAZZUCCO Gary F. Mazzucco Director
	(Principal Executive Officer)	Date: March 14, 2014
Date: March 14, 2014
By:	/s/ DAVID L. RICHTER David L. Richter President, Chief Operating Officer and Director	By:	/s/ BRIAN W. CLYMER Brian W. Clymer Director
Date: March 14, 2014		Date: March 14, 2014
By:	/s/ JOHN FANELLI III John Fanelli III Senior Vice President and Chief Financial	By:	/s/ ALAN S. FELLHEIMER Alan S. Fellheimer Director
	Officer (Principal Financial Officer)	Date: March 14, 2014
Date: March 14, 2014
By:	/s/ CAMILLE S. ANDREWS Camille S. Andrews Director	By:	/s/ STEVEN M. KRAMER Steven M. Kramer Director
Date: March 14, 2014		Date: March 14, 2014
By:	/s/ RONALD F. EMMA Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 14, 2014

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other— Allowance Acquired in Business Combinations	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2013	$10,268	$3,928	$90	$(4,756)	$9,530

Fiscal year ended December 31, 2012	$9,181	$3,209	$—	$(2,122)	$10,268

Fiscal year ended December 31, 2011	$9,457	$3,178	$75	$(3,529)	$9,181