Form 10-Q
period 2014-03-31
Hill International, Inc.
filed 2014-05-12
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 40,487,638 shares of the Registrant’s Common Stock outstanding at April 30, 2014.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$29,780	$30,381
Cash - restricted	11,052	15,766
Accounts receivable, less allowance for doubtful accounts of $9,778 and $9,530	237,432	232,011
Accounts receivable - affiliates	713	492
Prepaid expenses and other current assets	12,161	13,078
Income taxes receivable	4,371	4,460
Deferred income tax assets	1,759	1,705
Total current assets	297,268	297,893
Property and equipment, net	11,167	10,613
Cash - restricted, net of current portion	7,080	2,740
Retainage receivable	1,150	1,212
Acquired intangibles, net	23,670	24,964
Goodwill	86,995	85,853
Investments	5,932	5,984
Deferred income tax assets	13,886	13,882
Other assets	6,500	5,961
Total assets	$453,648	$449,102
Liabilities and Stockholders’ Equity
Due to banks	$—	$2
Current maturities of notes payable and long-term debt	53,395	18,974
Accounts payable and accrued expenses	91,302	92,270
Income taxes payable	7,322	9,442
Deferred revenue	16,728	18,203
Deferred income taxes	528	369
Other current liabilities	10,223	12,255
Total current liabilities	179,498	151,515
Notes payable and long-term debt, net of current maturities	85,858	114,285
Retainage payable	976	1,017
Deferred income taxes	16,763	16,732
Deferred revenue	17,426	16,261
Other liabilities	6,717	6,261
Total liabilities	307,238	306,071

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 47,034 and 46,598 shares issued at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	139,025	136,899
Retained earnings	47,091	47,038
Accumulated other comprehensive loss	(23,812)	(25,032)
	162,309	158,910
Less treasury stock of 6,546 shares and 6,434 shares at March 31, 2014 and December 31, 2013, respectively, at cost	(28,304)	(27,766)
Hill International, Inc. share of equity	134,005	131,144
Noncontrolling interests	12,405	11,887
Total equity	146,410	143,031
Total liabilities and stockholders’ equity	$453,648	$449,102

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Consulting fee revenue	$137,249	$122,556
Reimbursable expenses	12,764	13,517
Total revenue	150,013	136,073

Cost of services	78,590	72,698
Reimbursable expenses	12,764	13,517
Total direct expenses	91,354	86,215
Gross profit	58,659	49,858
Selling, general and administrative expenses	52,659	42,459

Operating profit	6,000	7,399
Interest and related financing fees, net	5,076	5,487
Earnings before income taxes	924	1,912
Income tax expense	631	1,874
Net earnings	293	38
Less: net earnings - noncontrolling interests	240	418
Net earnings (loss) attributable to Hill International, Inc.	$53	$(380)

Basic earnings (loss) per common share - Hill International, Inc.	$—	$(0.01)
Basic weighted average common shares outstanding	39,795	38,664

Diluted earnings (loss) per common share - Hill International, Inc.	$—	$(0.01)
Diluted weighted average common shares outstanding	40,602	38,664

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net earnings	$293	$38
Foreign currency translation adjustment, net of tax	1,459	(2,895)
Other, net	39	22
Comprehensive earnings (loss)	1,791	(2,835)
Comprehensive earnings (loss) attributable to noncontrolling interests	518	(206)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$1,273	$(2,629)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$293	$38
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,427	2,539
Reduction of note payable to Engineering S.A.	—	(875)
Provision for bad debts	576	456
Interest accretion on term loan	2,086	1,889
Deferred income tax expense (benefit)	102	(331)
Stock based compensation	797	618
Changes in operating assets and liabilities, net:
Restricted cash	374	2,116
Accounts receivable	(4,916)	(28,318)
Accounts receivable - affiliate	(221)	505
Prepaid expenses and other current assets	961	(2,010)
Income taxes receivable	115	(235)
Retainage receivable	62	(245)
Other assets	(491)	345
Accounts payable and accrued expenses	(1,385)	7,543
Income taxes payable	(2,202)	405
Deferred revenue	(529)	6,796
Other current liabilities	(1,425)	789
Retainage payable	(46)	427
Other liabilities	(1,077)	(319)
Net cash (used) in operating activities	(4,499)	(7,867)

Cash flows from investing activities:
Payments for purchase of property and equipment	(1,352)	(1,028)
Payment for additional interest in Hill Spain	—	(9,325)
Contribution to affiliate	—	(5)
Net cash (used) in investing activities	(1,352)	(10,358)

Cash flows from financing activities:
Due to bank	(2)	(21)
Payments on notes payable	(864)	(38)
Net borrowings on revolving loans	4,800	14,215
Proceeds from stock issued under employee stock purchase plan	36	12
Proceeds from exercise of stock options	136	—
Net cash provided by financing activities	4,106	14,168
Effect of exchange rate changes on cash	1,144	2,798
Net decrease in cash and cash equivalents	(601)	(1,259)
Cash and cash equivalents — beginning of period	30,381	16,716
Cash and cash equivalents — end of period	$29,780	$15,457

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — The Company

Hill International, Inc. (“Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide.  Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector.  The Company is organized into two key operating divisions: the Project Management Group and the Construction Claims Group.

Note 2 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2014	December 31, 2013
Billed	$197,561	$206,469
Retainage, current portion	12,214	10,215
Unbilled	37,435	24,857
	247,210	241,541
Allowance for doubtful accounts	(9,778)	(9,530)
Total	$237,432	$232,011

During 2014, the Company received additional payments against accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars. At March 31, 2014, the remaining accounts receivable outstanding related to Hill’s work in Libya amounted to approximately $50,000,000.

Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover the receivable from its client, the Libyan Organization for the Development of Administrative Centres (“ODAC”) through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  In the event that the Company does not realize any further payments, there could be a significant adverse impact on its consolidated results of operations and consolidated financial position.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$37,921	$19,451	$37,501	$18,238
Acquired contract rights	11,679	8,804	11,874	8,541
Trade names	3,297	972	3,266	898
Total	$52,897	$29,227	$52,641	$27,677

Intangible assets, net	$23,670		$24,964

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2014	2013
$1,586	$1,579

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2014 (remaining 9 months)	$4,566
2015	5,608
2016	4,148
2017	3,121
2018	2,065

Note 5 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2014 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2013	$58,448	$27,405	$85,853
Additions	—	—	—
Translation adjustments	805	337	1,142
Balance, March 31, 2014	$59,253	$27,742	$86,995

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$20,645	$25,349
Accrued payroll and related expenses	40,303	35,732
Accrued subcontractor fees	6,829	6,212
Accrued agency fees	17,038	17,623
Accrued legal and professional fees	885	1,239
Other accrued expenses	5,602	6,115
	$91,302	$92,270

Note 7 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2014	December 31, 2013

Term loan payable	$86,560	$84,474

Revolving credit loan payable under Credit Agreement. The weighted average interest rate of all borrowings was 5.22% and 5.32% at March 31, 2014 and December 31, 2013, respectively. (For more information, see below.)	42,500	39,000

Borrowings under revolving credit facilities with a consortium of banks in Spain (For more information, see below.)	7,428	7,670

Borrowings under unsecured credit facility with Caja Badajoz (For more information, see below.)	1,232	2,047

Borrowings under revolving credit facility with the National Bank of Abu Dhabi (For more information, see below.)	1,481	—

Other notes payable	52	68
	139,253	133,259
Less current maturities	53,395	18,974

Notes payable and long-term debt, net of current maturities	$85,858	$114,285

Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012, which was amended on May 23, 2013 (the “First Amendment”). The First Amendment contains identical provisions as those in the Fourth Amendment to Credit Agreement (see below).  Borrowings under the Term Loan Agreement are collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly-owned foreign subsidiary, Hill International N.V. and of certain of its other foreign subsidiaries.  The maturity date of the Term Loan is October 18, 2016.

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

At March 31, 2014, the Company was in compliance with all of the Term Loan covenants.

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the “Lender”), and Bank of America, N.A., as Administrative Agent (the “Agent”).  The Credit Agreement has been amended from time to time, most recently on May 23, 2013 when the Company entered into a Fourth Amendment to Credit Agreement pursuant to which, among other things, the lenders agreed to :  (a) permit the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, (b) increase the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and (c) permit the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.

The following tables set forth the requirements for the consolidated leverage ratio, consolidated fixed charge ratio and the senior leverage ratio as of March 31, 2014:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
Not to exceed 5.75 to 1.00	Not less 1.15 to 1.00	Not to exceed 2.25 to 1.00

The following table presents the Company’s actual ratios at March 31, 2014:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
4.56 to 1.00	1.41 to 1.00	1.91 to 1.00

At March 31, 2014, the Company had $19,583,000 in outstanding letters of credit.  Due to conditions of the Credit Facility, as amended, total remaining availability was $2,917,000.

The maturity date of the Credit Agreement is March 31, 2015. Accordingly, the Company has classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at March 31, 2014. The Company is actively pursuing alternative sources of financing in its efforts to refinance its debt obligations.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,756,000 at March 31, 2014). At March 31, 2014, total borrowings outstanding were €6,298,000 (approximately $7,428,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $215,000) and €689,000 (approximately $948,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and to 50.0% at December 31, 2015. To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. For the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Hill Spain maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €1,000,000 (approximately $1,375,000) at March 31, 2014.  The interest rate at March 31, 2014 was 7.50%. At March 31, 2014, total borrowings outstanding were €896,000 (approximately $1,232,000).  The facility expires on December 23, 2014.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at March 31, 2014) collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.23% at March 31, 2014) but no less than 5.50%. At March 31, 2014, total borrowings outstanding were AED 5,441,000 (approximately $1,481,000). This facility also allows for to AED 150,000,000 (approximately $40,838,000 at March 31, 2014) in Letters of Guarantee of which AED 106,693,000 (approximately $29,048,000) were utilized at March 31, 2014. This facility is being renewed on a month-to-month basis.

The Company maintains a revolving credit facility with Egnatia Bank for up to €1,000,000 (approximately $1,375,000 at March 31, 2014), with interest rates of 0.29% plus Egnatia Bank’s prime rate of 5.00% (or 5.29%) at March 31, 2014, collateralized by certain assets of the Company.  There were no borrowings outstanding under this facility at March 31, 2014. The facility also allows for letters of guarantee up to €4,500,000 (approximately $6,188,000 at March 31, 2014), of which €2,694,000 (approximately $3,704,000) had been utilized at March 31, 2014.  The facility is currently in the process of being extended until May 30, 2015.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (BR) (approximately $1,284,000 at March 31, 2014), with a weighted average interest rate of 3.22% at March 31, 2014.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company maintains a revolving credit facility with Barclays Bank PLC up to £550,000 (approximately $915,000 at March 31, 2014), with interest rates of 2.00% plus the Bank of England rate of 0.50% (or 2.50%) at March 31, 2014, collateralized by cross guarantees of several of the United Kingdom companies.  Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client. There were no borrowings outstanding under this facility at March 31, 2014. This facility is on demand with no fixed expiration date. It is subject to an annual review on September 12, 2014.

At March 31, 2014, the Company had $5,695,000, of available borrowing capacity under its foreign credit agreements.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest and related financing fees paid	$3,748	$2,967
Income taxes paid	$1,967	$1,484
Increase in additional paid in capital and treasury stock from cashless exercise of stock options	$538	$—
Increase in additional paid in capital from issuance of shares of common stock related to purchase of Collaborative Partners, Inc.	$618	$—

Note 9 — Earnings (Loss) per Share

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Dilutive stock options increased average common shares outstanding by approximately 807,000 shares for the three months ended March 31, 2014. For the three months ended March 31, 2013, stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive. The total number of such shares excluded from diluted loss per common share was 3,273,394 shares and 6,157,000 shares for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 10 — Share-Based Compensation

At March 31, 2014, the Company had 7,679,656 options outstanding with a weighted average exercise price of $4.53. During the three-month period ended March 31, 2014, the Company granted 500,000 options which vest over a four-year period and 1,285,000 options which vest over a five-year period. The options have a weighted average exercise price of $4.50 and a weighted-average contractual life of 6.44 years.  The aggregate fair value of the options was $4,035,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—4.65 years; volatility—62.9% and risk-free interest rate—1.70%. During the three-month period ended March 31, 2014, options for 255,500 shares with a weighted average exercise price of $2.65 were exercised (of which 200,000 shares were exercised on a cashless basis) and options for 424,000 with a weighted average exercise price of $7.67 lapsed.

During the three-month period ended March 31, 2014, employees purchased 8,806 common shares for an aggregate purchase price of approximately $36,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $797,000 and $618,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 11 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2014 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
Stockholders’ equity, December 31, 2013	$143,031	$131,144	$11,887
Net earnings	293	53	240
Other comprehensive earnings	1,498	1,220	278
Comprehensive earnings	1,791	1,273	518
Additional paid in capital	2,126	2,126	—
Treasury stock acquired	(538)	(538)	—
Stockholders’ equity, March 31, 2014	$146,410	$134,005	$12,405

In February 2014, the Company issued 171,308 shares of its common stock aggregating $618,000 to the former shareholders of Collaborative Partners, Inc. as payment for equity in excess of that required under the acquisition agreement.

In March 2014, the Company’s Chairman and Chief Executive Officer exercised 200,000 options with an exercise price of $2.70 through the Company on a cashless basis. The transaction was approved by the Compensation Committee.  The Company withheld 112,788 shares as payment for the options and placed those shares in treasury stock.  The Chairman and Chief Executive Officer received 87,212 shares from this transaction.

Note 12 — Income Taxes

The effective tax rates for the three-month periods ended March 31, 2014 and 2013 were 68.3% and 98.0%, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The Company’s effective tax rate is high in both years primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The reserve for uncertain tax positions amounted to $3,353,000 and $2,933,000 at March 31, 2014 and December 31, 2013, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.  During the three-month period ended March 31, 2014, the Company reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At March 31, 2014, potential interest and penalties related to uncertain tax positions amounting to $592,000 was included in the balance above.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended March 31,
	2014		2013
Project Management	$101,788	74.2%	$94,998	77.5%
Construction Claims	35,461	25.8	27,558	22.5
Total	$137,249	100.0%	$122,556	100.0%

Total Revenue:

	Three Months Ended March 31,
	2014		2013
Project Management	$113,169	75.4%	$107,579	79.1%
Construction Claims	36,844	24.6	28,494	20.9
Total	$150,013	100.0%	$136,073	100.0%

Operating Profit:

	Three Months Ended March 31,
	2014	2013
Project Management	$10,943	$12,356
Construction Claims	2,618	2,439
Corporate	(7,561)	(7,396)
Total	$6,000	$7,399

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2014	2013
Project Management	$1,699	$1,826
Construction Claims	674	648
Subtotal segments	2,373	2,474
Corporate	54	65
Total	$2,427	$2,539

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,
	2014		2013
U.S./Canada	$29,291	21.3%	$29,361	24.0%
Latin America	10,748	7.8	13,558	11.1
Europe	20,439	14.9	19,614	16.0
Middle East	63,135	46.0	50,815	41.5
Africa	6,264	4.6	4,022	3.3
Asia/Pacific	7,372	5.4	5,186	4.1
Total	$137,249	100.0%	$122,556	100.0%

U.S.	$28,378	20.7%	$28,539	23.3%
Non-U.S.	108,871	79.3	94,017	76.7
Total	$137,249	100.0%	$122,556	100.0%

For the quarter ended March 31, 2014, consulting fee revenue for the United Arab Emirates amounted to $16,490,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $15,657,000 representing 11.4% of the total. Except for the United States, no other country accounted for 10% or more of consolidated consulting fee revenue.

For the quarter ended March 31, 2013, consulting fee revenue for the United Arab Emirates amounted to $17,911,000 representing 14.6% of the total. Except for the United States, no other country accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended March 31,
	2014		2013
U.S./Canada	$35,630	23.8%	$39,669	29.2%
Latin America	10,916	7.3	13,637	10.0
Europe	21,836	14.6	20,672	15.2
Middle East	66,844	44.6	52,308	38.4
Africa	7,156	4.8	4,466	3.3
Asia/Pacific	7,631	4.9	5,321	3.9
Total	$150,013	100.0%	$136,073	100.0%

U.S.	$34,741	23.2%	$38,820	28.5%
Non-U.S.	115,272	76.8	97,253	71.5
Total	$150,013	100.0%	$136,073	100.0%

For the quarter ended March 31, 2014, total revenue for Oman amounted to $18,009,000 representing 12.0% of the total and total revenue for the United Arab Emirates amounted to $16,701,000 representing 11.1% of the total. Except for the United States, no other country accounted for 10% or more of consolidated total revenue.

For the quarter ended March 31, 2013, total revenue for the United Arab Emirates amounted to $18,254,000 representing 13.4% of the total. Except for the United States, no other country accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended March 31,
	2014		2013
U.S. federal government	$3,365	2.5%	$3,817	3.1%
U.S. state, regional and local governments	16,342	11.9	15,756	12.9
Foreign governments	53,437	38.9	38,639	31.5
Private sector	64,105	46.7	64,344	52.5
Total	$137,249	100.0%	$122,556	100.0%

Total Revenue By Client Type:

	Three Months Ended March 31,
	2014		2013
U.S. federal government	$3,852	2.6%	$4,341	3.2%
U.S. state, regional and local governments	21,100	14.1	24,847	18.3
Foreign governments	57,746	38.5	40,232	29.6
Private sector	67,315	44.8	66,653	49.0
Total	$150,013	100.0%	$136,073	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2014	December 31, 2013
U.S./Canada	$3,692	$3,837
Latin America	1,515	1,351
Europe	1,741	2,575
Middle East	3,283	2,167
North Africa	213	182
Asia/Pacific	723	501
Total	$11,167	$10,613

U.S.	$3,692	$3,837
Non-U.S.	7,475	6,776
Total	$11,167	$10,613

Note 14—Customer Concentrations

The Company had one client, located in Oman, that accounted for 10% of total revenue during the three-month period ended March 31, 2014.  No clients accounted for 10% or more of total revenue for 2013.

The Company had one client, located in Oman, that accounted for 11% of consulting fee revenue during the three-month period ended March 31, 2014.  No clients accounted for 10% or more of total revenue for 2013.

One client, located in Libya, accounted for 21% and 25% of accounts receivable at March 31, 2014 and December 31, 2013.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during both the three-month periods ended March 31, 2014 and 2013.

Note 15 — Commitments and Contingencies

General Litigation

M.A. Angeliades, Inc. (“Plaintiff”) has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other cost. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has refused to provide invoices for additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DDC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

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

Acquisition—Related Contingencies

Hill Spain acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain will pay approximately 7,838,000 Brazilian Reais (approximately $3,509,000).  After the transaction is completed, Hill Spain will own approximately 72% of ESA.

The Company is committed to issue shares of its common stock to the former shareholders of BCA in satisfaction of the Third Tranche Payment, the amount of which will be determined in mid-2014.

The Company is committed to issue shares of its common stock to the former shareholders of CPI for certain contingent consideration.  The number of shares will be determined at various times during 2014.  In connection therewith, on March 7, 2014, the Company issued 171,308 shares of its common stock with a value of $618,000 representing CPI’s common equity in excess of $600,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use forward-looking works such as “may,” “except,” “anticipate,” “contemplate,” “believe,” “estimate,” “intend,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or financial condition or state other “forward-looking” information. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Examples or risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements include those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014 (the “2013 Annual Report”). You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All forward-looking statements included herein attributable to use are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements.

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

CFR increased $14,693,000, or 12.0%, to $137,249,000 in the first quarter of 2014 from $122,556,000 in the first quarter of 2013.  CFR for the Project Management segment increased $6,790,000, principally due to increased work in the Middle East, primarily Oman, Qatar and Iraq.  CFR for the Construction Claims segment increased by $7,903,000, due primarily to increases in the United Kingdom, Asia/Pacific and South Africa.

Cost of services increased $5,892,000, or 8.1%, to $78,590,000 in the first quarter of 2014 from $72,698,000 in the first quarter of 2013 as a result of an increase in employees and other direct expenses related to the additional work in the Middle East.

Gross profit increased $8,801,000, or 17.7%, to $58,659,000 in the first quarter of 2014 from $49,858,000 in the first quarter of 2013 due to the increases in CFR.  Gross profit as a percent of CFR increased to 42.7% in 2014 compared to 40.7% in 2013 due to higher margins on new work in the Middle East and the United Kingdom.

Selling, general and administrative expenses increased $10,200,000, or 24.0%, to $52,659,000 in the first quarter of 2014 from $42,459,000 in the first quarter of 2013.  As a percentage of CFR, selling, general and administrative expenses increased to 38.4% in 2014 compared to 34.6% in 2013 primarily due to a drop in utilization of billable staff in the first two months of 2014 causing an increase in unapplied labor expense which represents the labor cost of operating staff for non-billable tasks.

Operating profit was $6,000,000 in the first quarter of 2014 compared to an operating profit of $7,399,000 in the first quarter of 2013.  The decrease in operating profit was primarily due to an increase in selling, general and administrative expenses partially offset by the increase in gross profit.

Income tax expense was $631,000 in the first quarter of 2014 compared to an income tax expense of $1,874,000 in the first quarter of 2013.  The change is primarily the result of a change in projected income and the mix of income among the various foreign tax jurisdictions.

Net earnings attributable to Hill were $53,000 in the first quarter of 2014 compared to a net loss of ($380,000) in the first quarter of 2013.  Diluted earnings per common share was $0.00 in the first quarter of 2014 based upon 40,602,000 diluted common shares outstanding compared to a diluted loss per common share of ($0.01) in the first quarter of 2013 based upon 38,664,000 diluted common shares outstanding.

We have open but inactive contracts in Libya.  During 2013 and the first quarter of 2014, we received payments of approximately $9,900,000 from our client, the Libyan Organization for the Development of Administrative Centres (“ODAC”), for work performed prior to March 2011.  The remaining accounts receivable balance with ODAC is now approximately $50,000,000. Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts.  The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that these payments, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.

Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  Among other things, our optimism stems from the high level of our backlog which amounted to $978,000,000 at March 31, 2014. Our 12-month backlog on that date was a record $400,000,000.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to Hill International, Inc.	$53	$(380)
Interest and related financing fees, net	5,076	5,487
Income tax expense	631	1,874
Depreciation and amortization	2,427	2,539
EBITDA	$8,187	$9,520

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

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2013 Annual Report.

Results of Operations

Three Months Ended March 31, 2014 Compared to

Three Months Ended March 31, 2013

Consulting Fee Revenue (“CFR”)

	2014		2013		Change
	(dollars in thousands)
Project Management	$101,788	74.2%	$94,998	77.5%	$6,790	7.1%
Construction Claims	35,461	25.8	27,558	22.5	7,903	28.7
Total	$137,249	100.0%	$122,556	100.0%	$14,693	12.0%

The increase in CFR included an organic increase of 9.9% primarily in the Middle East and an increase of 2.1% due to the acquisitions of Binnington Copeland & Associates (“BCA”) in May 2013 and Collaborative Partners, Inc. (“CPI”) in December 2013.

The increase in Project Management CFR included an organic increase of 5.7% and an increase of 1.4% from the acquisition of CPI. The increase in CFR consisted of a $7,552,000 increase in foreign projects and a decrease of $762,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $5,703,000 in Oman, $3,040,000 in Qatar and $2,487,000 in Iraq. These increases were partially offset by a decrease of $4,260,000 in Brazil.  The decrease in domestic Project Management CFR was due primarily to decreases in our Southern and Western regions, partially offset by an increase in New England due to the acquisition of CPI.

The increase in Construction Claims CFR was comprised of an organic increase of 24.4% and a 4.3% increase from the acquisition of BCA.  The organic increase was primarily due to increases in the United Kingdom and Asia/Pacific.

Reimbursable Expenses

	2014		2013		Change
	(dollars in thousands)
Project Management	$11,381	89.2%	$12,581	93.1%	$(1,200)	(9.5)%
Construction Claims	1,383	10.8	936	6.9	447	47.8
Total	$12,764	100.0%	$13,517	100.0%	$(753)	(5.6)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in Project Management reimbursable expense is primarily due to lower use of subcontractors in our Northeast region, partially offset by increased subcontractors in Oman. The increase in Construction Claims reimbursable expenses was due primarily to increases in the United Kingdom due to subcontractors and other reimbursable expenses associated with the increased work volume.

Cost of Services

	2014			2013			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$62,752	79.8%	61.6%	$60,273	82.9%	63.4%	$2,479	4.1%
Construction Claims	15,838	20.2	44.7	12,425	17.1	45.1	3,413	27.5
Total	$78,590	100.0%	57.3%	$72,698	100.0%	59.3%	$5,892	8.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar and Iraq and to a lesser degree to the CPI acquisition, partially offset by decreases in Brazil.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the United Kingdom, Asia/Pacific and South Africa (due to the BCA acquisition).

Gross Profit

	2014			2013			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$39,036	66.5%	38.4%	$34,725	69.6%	36.6%	$4,311	12.4%
Construction Claims	19,623	33.5	55.3	15,133	30.4	54.9	4,490	29.7
Total	$58,659	100.0%	42.7%	$49,858	100.0%	40.7%	$8,801	17.7%

The increase in Project Management gross profit included an increase of $4,399,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar and Iraq, partially offset by a decrease in Brazil.

The increase in Construction Claims gross profit was driven by increases in the United Kingdom, Asia/Pacific and South Africa.

The overall gross profit percentage increased due higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management and in the United Kingdom and South Africa for Construction Claims.

Selling, General and Administrative (“SG&A”) Expenses

	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$52,659	38.4%	$42,459	34.6%	$10,200	24.0%

The increase in SG&A expense included $957,000 due to the acquisitions of BCA and CPI.

The other significant components of the change in SG&A are as follows:

•                  An increase of $4,673,000 in unapplied labor primarily due to the impact of salary increases and a decrease in utilization.  In addition, there was an increase of approximately $2,000,000 for new staff required on increased work volume in the Middle East for Project Management and in the United Kingdom for Construction Claims and an increase of approximately $1,200,000 for new staff hired in the Middle East for Construction Claims in anticipation of expanded work which started later in the quarter than anticipated. Unapplied labor also increased by approximately $500,000 due to the acquisitions of BCA and CPI;

•                  An increase of $2,682,000  in indirect labor including $2,200,000 in both the international Project Management and Construction Claims operations due to salary increases and increased staff in support of the growth in CFR;

•                  An increase of $650,000 in administrative travel in support of expanded international operations.

Operating Profit:

	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR

Project Management	$10,943	10.8%	$12,356	13.0%	$(1,413)	(11.4)%
Construction Claims	2,618	7.4	2,439	8.9	179	7.3
Corporate	(7,561)	—	(7,396)	—	(165)	2.2
Total	$6,000	4.4%	$7,399	6.0%	$(1,399)	(18.9)%

The decrease in Project Management operating profit included a decrease in Brazil, partially offset by increases in the Middle East primarily Oman, Qatar and Iraq.

The increase in Construction Claims operating profit was primarily due to increases in the United Kingdom, Europe, Asia/Pacific and South Africa, partially offset by a decrease in the Middle East.

Corporate expenses were held to an increase of $165,000 which was primarily due to salary increases and information technology costs in support of growing operations overseas.

Interest and Related Financing Fees, net

Net interest and related financing fees decreased $411,000 to $5,076,000 in the first quarter of 2014 as compared with $5,487,000 in the first quarter of 2013, primarily due to lower rates under the Credit Agreement as a result of an improved leverage ratio.  Also, interest expense for the first quarter of 2014 included a non-cash charge of $2,086,000 compared to $1,889,000 for the first quarter of 2013 attributable to the accretion on the Term Loan.

Income Taxes

For the three-month periods ended March 31, 2014 and 2013, the Company recognized income tax expense of $631,000 and $1,874,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2014 and 2013 were 68.3% and 98.0%, respectively. The decrease in the Company’s effective tax rate in 2014 was primarily a result of an increase in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net earnings attributable to Hill International, Inc. for the quarter ended March 31, 2014 were $53,000, or $0.00 per diluted common share based on 40,602,000 diluted common shares outstanding, as compared to a net loss in the first quarter of 2013 of ($380,000), or ($0.01) per diluted common share based upon 38,664,000 diluted common shares outstanding. The primary reasons for the change are due to increases in SG&A expenses offset by increases in gross profit.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  On May 23, 2013, the Company entered into a Fourth Amendment to our Credit Agreement which permitted the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, increased the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and permits the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.  On the same day in May 2013, the Company entered into a First Amendment to the Term Loan Agreement.  The First Amendment contains identical provisions as those in the Fourth Amendment to our Credit Agreement.  See Note 7 to our consolidated financial statements for a description of our credit facilities and Term Loan.  At March 31, 2014, our primary sources of liquidity consisted of $29,780,000 of cash and cash equivalents, of which $1,382,000 was on deposit in the U.S. and $28,398,000 was on deposit in foreign locations, and $8,612,000 of available borrowing capacity under our various credit facilities.  Approximately $14,000,000 of the cash on deposit in foreign locations is required for working capital needs in those countries and the currency limitations related to Libyan dinars.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  However, our ability to borrow additional funds or obtain letters of credit is limited by the terms of our current Credit Agreement. Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations. We are actively pursuing alternative sources of financing in our efforts to replace our Credit Agreement, which expires on March 31, 2015, as well as our Term Loan.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts in Libya.  Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.

During the latter part of 2013, the Company’s accounts receivable related to the work performed prior to March 2011 pursuant to contracts with the Libyan government was reduced by approximately $3,100,000 which included a payment of approximately 3,000,000 Libyan dinars (“LYD”).  During 2014, the Company received additional payments of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD

2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars.  At March 31, 2014, the remaining accounts receivable outstanding amounted to approximately $50,000,000.

The LYD cash payments are not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014, along with letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  In the event that we do not realize any further payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain will pay approximately 7,838,000 Brazilian Reais (approximately $3,509,000).  After the transaction is completed, Hill Spain will own approximately 72% of ESA.

Sources of Additional Capital

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement and our amended Term Loan. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 8,000,000 shares of our common stock for use in future acquisitions. To date, we issued 1,561,077 shares in connection with our acquisitions of BCA and CPI. We will issue additional shares of our common stock in connection with certain additional consideration and contingent consideration for those two acquisitions. However, we cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Three Months Ended March 31, 2014

For the three months ended March 31, 2014, our cash and cash equivalents decreased by $601,000 to $29,780,000. Cash used in operations was $4,499,000, cash used in investing activities was $1,352,000 and cash provided by financing activities was $4,106,000. We also experienced an increase in cash of $1,144,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $4,499,000 for the three months ended March 31, 2014. This compares to cash used in operating activities of $7,867,000 for the three months ended March 31, 2013. We had consolidated net earnings in the three months ended March 31, 2014 amounting to $293,000 compared to a net earnings of $38,000 in the three months ended March 31, 2013. Depreciation and amortization was $2,427,000 in 2014 compared to $2,539,000 in the first three months ended March 31, 2013; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2014 and December 31, 2013 were $18,132,000 and $18,506,000, respectively.

Average days sales outstanding (“DSO”) at March 31, 2014 was 119 days compared to 131 days at March 31, 2013. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days). The decrease in DSO in the first quarter of 2014 was caused by the increases in our revenue outpacing the growth in our accounts receivable. The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $50,000,000 at March 31, 2014. This situation has had a detrimental effect on our operating cash flows over the last two years, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations.  Excluding the ODAC receivable, the DSO would have been 89 days at March 31, 2014 and 95 days at March 31, 2013. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments within our working capital accounts combined with increases in our receivables and payables relative to the increase in our overall business, as well as our acquisition activity.

Investing Activities

Net cash used in investing activities was $1,352,000 which was used to purchase computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $4,106,000. We received $4,800,000 from borrowings under our various credit facilities.  We also received $172,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options.  Due to banks decreased $2,000 as amounts paid were finally funded by the banks. Payments on notes payable amounted to $864,000.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04 which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and requires retrospective application. Early adoption is permitted. Currently, the Company has no such arrangements. Effective January 1, 2014, the Company adopted the ASU which had no effect on the Company’s results of operations, financial condition or liquidity.

In March 2013, the FASB issued ASU No. 2013-05 which resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, this ASU resolves the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is to be applied prospectively. Effective January 1, 2014, the Company adopted the ASU which had no effect on the Company’s results of operations, financial condition or liquidity.

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

At March 31, 2014, our backlog was approximately $978,000,000 compared to approximately $1,027,000,000 at December 31, 2013. At March 31, 2014, backlog attributable to future work in Libya amounted to approximately $44,000,000. We estimate that approximately $400,000,000, or 40.9% of the backlog at March 31, 2014, will be recognized during the twelve months subsequent to March 31, 2014.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of March 31, 2014:
Project Management	$934,000	95.5%	$356,000	89.0%
Construction Claims	44,000	4.5	44,000	11.0
Total	$978,000	100.0%	$400,000	100.0%

As of December 31, 2013:
Project Management	$984,000	95.8%	$351,000	89.1%
Construction Claims	43,000	4.2	43,000	10.9
Total	$1,027,000	100.0%	$394,000	100.0%

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Refer to the Company’s 2013 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in the Company’s 2013 Annual Report.

Item 4.         Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Funds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits

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

Hill International, Inc.

Dated: May 12, 2014	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2014	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 12, 2014	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)