Form 10-Q
period 2014-06-30
Hill International, Inc.
filed 2014-08-08
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 50,332,922 shares of the Registrant’s Common Stock outstanding at August 6, 2014.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$26,847	$30,381
Cash - restricted	9,025	15,766
Accounts receivable, less allowance for doubtful accounts of $8,867 and $9,530	248,556	232,011
Accounts receivable - affiliate	1,058	492
Prepaid expenses and other current assets	13,618	13,078
Income taxes receivable	4,356	4,460
Deferred income tax assets	1,737	1,705
Total current assets	305,197	297,893
Property and equipment, net	11,160	10,613
Cash - restricted, net of current portion	7,755	2,740
Retainage receivable	1,346	1,212
Acquired intangibles, net	22,290	24,964
Goodwill	87,885	85,853
Investments	5,948	5,984
Deferred income tax assets	13,955	13,882
Other assets	7,389	5,961
Total assets	$462,925	$449,102
Liabilities and Stockholders’ Equity
Due to bank	$—	$2
Current maturities of notes payable	53,307	18,974
Accounts payable and accrued expenses	100,668	92,270
Income taxes payable	4,717	9,442
Deferred revenue	16,885	18,203
Deferred income taxes	376	369
Other current liabilities	14,444	12,255
Total current liabilities	190,397	151,515
Notes payable, net of current maturities	87,578	114,285
Retainage payable	1,031	1,017
Deferred income taxes	16,724	16,732
Deferred revenue	14,598	16,261
Other liabilities	4,365	6,261
Total liabilities	314,693	306,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 47,288 shares and 46,598 shares issued at June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	140,007	136,899
Retained earnings	48,609	47,038
Accumulated other comprehensive loss	(22,248)	(25,032)
	166,373	158,910
Less treasury stock of 6,546 and 6,434 shares at June 30, 2014 and December 31, 2013, respectively, at cost	(28,304)	(27,766)
Hill International, Inc. share of equity	138,069	131,144
Noncontrolling interests	10,163	11,887
Total equity	148,232	143,031
Total liabilities and stockholders’ equity	$462,925	$449,102

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Consulting fee revenue	$144,515	$128,427	$281,764	$250,983
Reimbursable expenses	15,124	20,037	27,888	33,554
Total revenue	159,639	148,464	309,652	284,537

Cost of services	83,246	75,357	161,836	148,055
Reimbursable expenses	15,124	20,037	27,888	33,554
Total direct expenses	98,370	95,394	189,724	181,609

Gross profit	61,269	53,070	119,928	102,928

Selling, general and administrative expenses	52,614	43,230	105,273	85,689

Operating profit	8,655	9,840	14,655	17,239

Interest expense and related financing fees, net	5,646	6,281	10,722	11,768

Earnings before income taxes	3,009	3,559	3,933	5,471
Income tax expense	993	2,288	1,624	4,162

Net earnings	2,016	1,271	2,309	1,309

Less: net earnings - noncontrolling interests	498	552	738	970

Net earnings attributable to Hill International, Inc.	$1,518	$719	$1,571	$339

Basic earnings per common share - Hill International, Inc.	$0.04	$0.02	$0.04	$0.01
Basic weighted average common shares outstanding	40,568	38,826	40,184	38,745

Diluted earnings per common share - Hill International, Inc.	$0.04	$0.02	$0.04	$0.01
Diluted weighted average common shares outstanding	42,591	38,943	41,570	38,950

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net earnings	$2,016	$1,271	$2,309	$1,309
Foreign currency translation adjustment, net of tax	1,090	(2,270)	2,549	(5,165)
Other, net	383	86	422	108
Comprehensive earnings (loss)	3,489	(913)	5,280	(3,748)
Comprehensive earnings (loss) earnings attributable to noncontrolling interests	407	(106)	925	(312)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$3,082	$(807)	$4,355	$(3,436)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$2,309	$1,309
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,864	5,196
Reduction of notes payable to Engineering S.A.	—	(366)
Provision for bad debts	442	1,442
Interest accretion on term loan	4,247	3,847
Deferred tax expense	307	590
Share based compensation	1,927	1,583
Changes in operating assets and liabilities, net:
Restricted cash	1,726	307
Accounts receivable	(19,403)	(29,230)
Accounts receivable - affiliate	(566)	118
Prepaid expenses and other current assets	(655)	(3,979)
Income taxes receivable	49	(468)
Retainage receivable	(134)	(184)
Other assets	(2,232)	345
Accounts payable and accrued expenses	9,331	5,468
Income taxes payable	(4,610)	(2,226)
Deferred revenue	(2,614)	7,797
Other current liabilities	(790)	2,026
Retainage payable	14	14
Other liabilities	(1,842)	262
Net cash used in operating activities	(7,630)	(6,149)
Cash flows from investing activities:
Payments for purchase of property and equipment	(2,372)	(1,293)
Cash received from acquisition	—	727
Contribution to affiliate	—	(5)
Payment of liability for additional interest in Hill Spain	—	(9,325)
Net cash used in investing activities	(2,372)	(9,896)
Cash flows from financing activities:
Due to bank	(2)	(16)
Payments on notes payable	(1,160)	(106)
Net borrowings on revolving loans	4,626	19,829
Proceeds from stock issued under employee stock purchase plan	54	53
Proceeds from exercise of stock options	879	20
Net cash provided by financing activities	4,397	19,780
Effect of exchange rate changes on cash	2,071	1,374
Net (decrease) increase in cash and cash equivalents	(3,534)	5,109
Cash and cash equivalents — beginning of period	30,381	16,716
Cash and cash equivalents — end of period	$26,847	$21,825

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2014	December 31, 2013
Billed	$204,065	$206,469
Retainage, current portion	13,699	10,215
Unbilled	39,659	24,857
	257,423	241,541
Allowance for doubtful accounts	(8,867)	(9,530)
	$248,556	$232,011

In early 2014, the Company received additional payments against accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars. Total receipts to date amounted to approximately $9,900,000 and, at June 30, 2014, the remaining accounts receivable outstanding related to Hill’s work in Libya amounted to approximately $50,100,000.

Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover the receivable from its client, the Libyan Organization for the Development of Administrative Centres (“ODAC”) through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014, along with standby letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  Currently, the Company and ODAC are in the process of extending the standby letters of credit for an additional six-month term.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  In the event that the Company does not realize any further payments, there could be a significant adverse impact on its consolidated results of operations and consolidated financial position.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$38,287	$20,734	$37,501	$18,238
Acquired contract rights	11,650	9,175	11,874	8,541
Trade names	3,306	1,044	3,266	898
Total	$53,243	$30,953	$52,641	$27,677
Intangible assets, net	$22,290		$24,964

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$1,546	$1,656	$3,132	$3,234

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense

2014 (remaining 6 months)	$3,052
2015	5,625
2016	4,171
2017	3,142
2018	2,089

Note 5 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2014 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2013	$58,448	$27,405	$85,853
Additions	—	—	—
Translation adjustments	1,219	813	2,032
Balance, June 30, 2014	$59,667	$28,218	$87,885

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$28,992	$25,349
Accrued payroll	42,007	35,732
Accrued subcontractor fees	5,838	6,212
Accrued agency fees	16,111	17,623
Accrued legal and professional fees	762	1,239
Other accrued expenses	6,958	6,115
	$100,668	$92,270

Note 7 — Notes Payable and Long-Term Debt

On June 12, 2014, the Company and its subsidiary Hill International N.V. entered into a Commitment Letter with Société Générale (the “Agent”) and SG Americas Securities, LLC, (the “Arranger”) pursuant to which the Arranger and the Agent committed, subject to the conditions and other terms and provisions of the Commitment Letter, to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000 which would be used to payoff and terminate the existing Term Loan and existing Revolving Credit Agreement. These secured debt facilities are expected to close during August 2014.  See Note 16 for further information.

Outstanding debt obligations are as follows (in thousands):

	June 30, 2014	December 31, 2013

Term loan payable (For more information, see below)	$88,721	$84,474

Revolving Credit loan payable under the Credit Agreement. The weighted average interest rate of all borrowings was 7.22% and 5.32% at June 30, 2014 and December 31, 2013, respectively. (For more information, see below.)	42,600	39,000

Borrowings under revolving credit facilities with a consortium of banks in Spain (For more information, see below.)	7,542	7,670

Borrowings under unsecured credit facility with Caja Badajoz (For more information, see below.)	1,091	2,047

Borrowings under revolving credit facility with the National Bank of Abu Dhabi (For more information, see below.)	916	—

Other notes payable	15	68
	140,885	133,259
Less current maturities	53,307	18,974
Notes payable and long-term debt, net of current maturities	$87,578	$114,285

Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012, which was amended on May 23, 2013 (the “First Amendment”) and again on July 25, 2014 (the “Second Amendment”). The First Amendment contains identical provisions as those in the Fourth Amendment to Credit Agreement (see below) and the Second Amendment contains identical provisions as the Fifth Amendment and Limited Waiver to Credit Agreement (see below).  Borrowings under the Term Loan Agreement are collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly-owned foreign subsidiary, Hill International N.V., and of certain of its other foreign subsidiaries.  The maturity date of the Term Loan is October 18, 2016.

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

At June 30, 2014, the Company was in compliance with all of the Term Loan covenants.

Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the “Lenders”), and Bank of America, N.A., as Administrative Agent (the “Agent”).  On May 23, 2013, the Company entered into a Fourth Amendment to Credit Agreement pursuant to which, among other things, the Lenders agreed to :  (a) permit the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, (b) increase the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and (c) permit the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.  On July 25, 2014, the Company entered into a Fifth Amendment and Limited Waiver to Credit Agreement pursuant to which the Lenders agreed, among other things, to permit the Company to sell its common stock through a follow-on offering (see Note 16) resulting in receipt by the Company of net proceeds aggregating not less than $30,000,000.

The following tables set forth the requirements for the consolidated leverage ratio, consolidated fixed charge ratio and the senior leverage ratio as of June 30, 2014:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
Not to exceed 5.75 to 1.00	Not less than 1.15 to 1.00	Not to exceed 2.25 to 1.00

The following table presents the Company’s actual ratios at June 30, 2014:

Consolidated Leverage Ratio	Consolidated Fixed Charge Ratio	Senior Leverage Ratio
4.41 to 1.00	1.46 to 1.00	1.84 to 1.00

At June 30, 2014, the Company had $19,530,000 in outstanding letters of credit.  Due to conditions of the Credit Facility, as amended, total remaining availability was $2,870,000.

The maturity date of the Credit Agreement is March 31, 2015. Accordingly, the Company has classified all borrowings under the Credit Agreement as current in the consolidated balance sheet at June 30, 2014.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings, with interest at 6.50%, of up to €5,640,000 (approximately $7,695,000 at June 30, 2014). At June 30, 2014, total borrowings outstanding were €5,528,000 (approximately $7,542,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $213,000) and €689,000 (approximately $940,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and to 50.0% at December 31, 2015. To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Hill Spain maintains an unsecured credit facility with the Caja Badajoz bank in Spain for €800,000 (approximately $1,091,000) at June 30, 2014.  The interest rate at June 30, 2014 was 7.50%. At June 30, 2014, total borrowings outstanding were €800,000 (approximately $1,091,000).  The facility expires on December 23, 2014.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at June 30, 2014) collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 4.70% at June 30, 2014) but no less than 5.50%. At June 30, 2014, total borrowings outstanding were AED 3,364,000 (approximately $916,000). This facility also allows for to AED 127,033,000 (approximately $34,589,000 at June 30, 2014) in Letters of Guarantee of which AED 122,577,000 (approximately $33,375,000) were utilized at June 30, 2014. This facility is being renewed on a month-to-month basis.

The Company maintains a credit facility with Egnatia Bank that allows for letters of guarantee up to €4,500,000 (approximately $6,139,000 at June 30, 2014), of which €2,180,000 (approximately $2,974,000) had been utilized at June 30, 2014.  The facility expires on April 30, 2018.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (BR) (approximately $1,316,000 at June 30, 2014), with a weighted average interest rate of 3.32% per month at June 30, 2014.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company maintains a revolving credit facility with Barclays Bank PLC up to £550,000 (approximately $937,000 at June 30, 2014), with interest rates of 2.00% at June 30, 2014, collateralized by cross guarantees of several of the United Kingdom companies.  Aggregate of all debt owing to the bank will be, at all times, covered 3 times by the aggregate value of the UK accounts receivable less than 90 days old and excluding any receivables which are due from any associate, subsidiary or overseas client. There were no borrowings outstanding under this facility at June 30, 2014. This facility is on demand with no fixed expiration date. It is subject to an annual review on September 12, 2014.

At June 30, 2014, the Company had $4,621,000, of available borrowing capacity under its foreign credit agreements.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At June 30, 2014, the maximum U.S. dollar equivalent of the commitments was $62,017,000 of which $17,307,000 is outstanding.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest and related financing fees paid	$7,097	$5,717
Income taxes paid	$6,616	$5,386
Reduction of noncontrolling interest in connection with acquisition of an additional interest in Engineering S.A.	$(2,649)	$—
Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$618	$—
Increase in additional paid in capital from issuance of shares common stock from cashless exercise of stock options	$538	$—
Reduction of noncontrolling interest in connection with acquisition of remaining noncontrolling interest in Hill Spain	$—	$(1,094)
Increase in intangible assets and goodwill in connection with acquisition of BCA and remaining noncontrolling interest in Hill Spain	$—	$3,026
Common stock issued for acquisition of BCA	$—	$1,072

Note 9 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Dilutive stock options increased the average common stock outstanding by approximately 2,023,000 shares for the three-month period ended June 30, 2014 and by approximately 1,386,000 shares for the six-month period ended June 30, 2014. Options to purchase 1,355,000 shares and 2,034,000 shares were excluded from the calculation of diluted earnings (loss) per common share for the three- and six-month periods ended June 30, 2014 because they were antidilutive.  Stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for both of the three-and six-month periods ended June 30, 2013.  The total number of such shares excluded from diluted loss per common share was 5,547,000 shares for the three-month period ended June 30, 2013 and 5,303,000 shares for the six-month period ended June 30, 2013.

Note 10 — Share-Based Compensation

At June 30, 2014, the Company had 7,518,620 options outstanding with a weighted average exercise price of $4.59.  During the six-month period ended June 30, 2014, the Company granted     500,000 options which vest over a four-year period, have an exercise price of $4.35 and a contractual life of 5 years; 1,285,000 options which vest over a five-year period, have a weighted average exercise price of $4.56 and a contractual life of seven years; and 63,870 options which vested immediately, have an exercise price of $6.61 and a contractual live of five years. The aggregate fair value of the options was $4,210,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.59 years; volatility — 62.85% and risk-free interest rate — 1.67%. During the first six months of 2014, options for 480,406 shares with a weighted average exercise price of $2.95 were exercised and options for 424,000 shares with a weighted average exercise price of $7.67 lapsed.

During the six-month period ended June 30, 2014, the Company issued 26,475 shares of its common stock to its Non-Employee Directors. The Company recognized compensation expense amounting to $175,000.

During the six-month period ended June 30, 2014, employees purchased 12,136 common shares, for an aggregate purchase price of $54,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $1,129,000    and $973,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $1,927,000 and $1,583,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

Note 11 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2014 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2013	$143,031	$131,144	$11,887
Net earnings	2,309	1,571	738
Other comprehensive earnings	2,971	2,784	187
Comprehensive earnings	5,280	4,355	925
Additional paid in capital	4,015	4,015	—
Acquisition of additional interest in Engineering S. A.	(3,556)	(907)	(2,649)
Treasury stock acquired	(538)	(538)	—
Stockholders’ equity, June 30, 2014	$148,232	$138,069	$10,163

In February 2014, the Company issued 171,308 shares of its common stock aggregating $618,000 to the former shareholders of Collaborative Partners, Inc. as payment for equity in excess of that required under the acquisition agreement.

In March 2014, the Company’s Chairman and Chief Executive Officer exercised 200,000 options with an exercise price of $2.70 through the Company on a cashless basis.  The Company withheld 112,788 shares as payment for the options and placed those shares in treasury stock.  The Chairman and Chief Executive Office received 87,212 shares from this transaction.

During the six months ended June 30, 2014, the Company received cash proceeds of $877,000 from the exercise of stock options.

On August 6, 2014, the Company sold 9,546,629 shares of its common stock in an underwritten equity offering.  See Note 16 for further information.

Note 12 — Income Taxes

The effective tax rates for the three-month periods ended June 30, 2014 and 2013 were 33.0% and 64.3%, respectively, and 41.3% and 76.1% for the six-month periods ended June 30, 2014 and 2013, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The difference in the Company’s 2014 effective tax rate compared to the 2013 effective tax rate was primarily related to the $2,514,000 reversal of the reserve for uncertain tax positions in 2014 discussed below. The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $44,000 and $0 for the three-month periods ending June 30, 2014 and 2013, respectively, and $44,000 and $145,000 for the six-month periods ended June 30, 2014 and 2013, respectively. If the discrete transactions noted

previously were excluded, the Company’s effective tax rate would have been higher in both years primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total

Earnings (loss) before income taxes	$(10,791)	$13,800	$3,009	$(8,073)	$11,632	$3,559
Income tax expense, net	$—	$993	$993	$—	$2,288	$2,288

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total

Earnings (loss) before income taxes	$(21,672)	$25,605	$3,933	$(17,829)	$23,300	$5,471
Income tax expense, net	$—	$1,624	$1,624	$—	$4,162	$4,162

The reserve for uncertain tax positions amounted to $840,000 and $2,933,000 at June 30, 2014 and December 31, 2013, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates. During the three-month period ended June 30, 2014, the reserve for uncertain tax positions was reduced by $2,514,000 based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. During the six-month period ended June 30, 2014, the Company also reclassified $420,000 from  “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions. During the three- and six-month periods ended June 30, 2013, there were no changes in the reserve for uncertain tax positions.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At June 30, 2014, potential interest and penalties related to uncertain tax positions amounting to $592,000 was included in the balance above.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended June 30,
	2014		2013

Project Management	$108,521	75.1%	$98,979	77.1%
Construction Claims	35,994	24.9	29,448	22.9
Total	$144,515	100.0%	$128,427	100.0%

Total Revenue:

	Three Months Ended June 30,
	2014		2013

Project Management	$122,044	76.4%	$117,588	79.2%
Construction Claims	37,595	23.6	30,876	20.8
Total	$159,639	100.0%	$148,464	100.0%

Operating Profit:

	Three Months Ended June 30,
	2014	2013

Project Management	$13,218	$13,334
Construction Claims	3,054	3,384
Corporate	(7,617)	(6,878)
Total	$8,655	$9,840

Depreciation and Amortization Expense:

	Three Months Ended June 30,
	2014	2013

Project Management	$1,720	$1,910
Construction Claims	663	693
Subtotal segments	2,383	2,603
Corporate	54	54
Total	$2,437	$2,657

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,
	2014		2013

U.S./Canada	$31,708	21.9%	$31,914	24.8%
Latin America	11,064	7.7	11,613	9.0
Europe	18,948	13.1	19,948	15.5
Middle East	68,867	47.7	53,662	41.8
Africa	6,020	4.2	5,408	4.2
Asia/Pacific	7,908	5.4	5,882	4.7
Total	$144,515	100.0%	$128,427	100.0%

U.S.	$30,846	21.3%	$30,919	24.1%
Non-U.S.	113,669	78.7	97,508	75.9
Total	$144,515	100.0%	$128,427	100.0%

For the three-month period ended June 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $17,229,000 representing 11.9% of the total and Oman’s consulting fee revenue amounted to $18,420,000 representing 12.7% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

For the three-month period ended June 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $16,557,000 representing 12.9% of the total and Oman’s consulting fee revenue amounted to $12,896,000 representing 10.0% of the total. No other country except for the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended June 30,
	2014		2013

U.S./Canada	$42,693	26.7%	$47,557	32.0%
Latin America	11,126	7.0	11,726	7.9
Europe	20,058	12.6	21,128	14.2
Middle East	70,629	44.2	55,380	37.3
Africa	6,940	4.3	6,630	4.5
Asia/Pacific	8,193	5.2	6,043	4.1
Total	$159,639	100.0%	$148,464	100.0%

U.S.	$41,761	26.2%	$46,505	31.3%
Non-U.S.	117,878	73.8	101,959	68.7
Total	$159,639	100.0%	$148,464	100.0%

For the three-month period ended June 30, 2014, total revenue for the United Arab Emirates amounted to $17,539,000 representing 11.0% of the total and Oman’s total revenue amounted to $18,804,000 representing 11.8% of the total.  No other country except for the United States accounted for 10% or more of consolidated consulting fee revenue.

For the three-month period ended June 30, 2013, total revenue for the United Arab Emirates amounted to $17,104,000 representing 11.5% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended June 30,
	2014		2013

U.S. federal government	$3,242	2.2%	$4,074	3.2%
U.S. state, regional and local governments	18,698	12.9	19,065	14.8
Foreign governments	57,527	39.8	43,453	33.8
Private sector	65,048	45.1	61,835	48.2
Total	$144,515	100.0%	$128,427	100.0%

Total Revenue By Client Type:

	Three Months Ended June 30,
	2014		2013

U.S. federal government	$4,018	2.5%	$4,842	3.3%
U.S. state, regional and local governments	24,729	15.5	27,074	18.2
Foreign governments	59,919	37.5	45,694	30.8
Private sector	70,973	44.5	70,854	47.7
Total	$159,639	100.0%	$148,464	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2014	December 31, 2013

U.S./Canada	$3,501	$3,837
Latin America	1,643	1,351
Europe	1,924	2,575
Middle East	3,411	2,167
Africa	241	182
Asia/Pacific	440	501
Total	$11,160	$10,613

U.S.	$3,501	$3,837
Non-U.S.	7,659	6,776
Total	$11,160	$10,613

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2014		2013

Project Management	$210,309	74.6%	$193,977	77.3%
Construction Claims	71,455	25.4	57,006	22.7
Total	$281,764	100.0%	$250,983	100.0%

Total Revenue

	Six Months Ended June 30,
	2014		2013

Project Management	$235,213	76.0%	$225,167	79.1%
Construction Claims	74,439	24.0	59,370	20.9
Total	$309,652	100.0%	$284,537	100.0%

Operating Profit:

	Six Months Ended June 30,
	2014	2013

Project Management	$24,161	$25,690
Construction Claims	5,672	5,823
Corporate	(15,178)	(14,274)
Total	$14,655	$17,239

Depreciation and Amortization Expense:

	Six Months Ended June 30,
	2014	2013

Project Management	$3,419	$3,736
Construction Claims	1,337	1,341
Subtotal segments	4,756	5,077
Corporate	108	119
Total	$4,864	$5,196

Consulting Fee Revenue by Geographic Region:

	Six Months Ended June 30,
	2014		2013

U.S./Canada	$60,999	21.6%	$61,275	24.4%
Latin America	21,812	7.7	25,171	10.0
Europe	39,387	14.0	39,562	15.8
Middle East	132,002	46.8	104,477	41.6
Africa	12,284	4.4	9,430	3.8
Asia/Pacific	15,280	5.5	11,068	4.4
Total	$281,764	100.0%	$250,983	100.0%

U.S.	$59,224	21.0%	$59,458	23.7%
Non-U.S.	222,540	79.0	191,525	76.3
Total	$281,764	100.0%	$250,983	100.0%

For the six-month period ended June 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $33,719,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $34,077,000 representing 12.1% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

For the six-month period ended June 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $34,468,000 representing 13.7% of the total. No other country except for the United States accounted for 10% or more of the consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Six Months Ended June 30,
	2014		2013

U.S./Canada	$78,323	25.3%	$87,226	30.7%
Latin America	22,042	7.1	25,363	8.9
Europe	41,894	13.5	41,800	14.7
Middle East	137,473	44.4	107,688	37.8
Africa	14,096	4.6	11,096	3.9
Asia/Pacific	15,824	5.1	11,364	4.0
Total	$309,652	100.0%	$284,537	100.0%

U.S.	$76,502	24.7%	$85,325	30.0%
Non-U.S.	233,150	75.3	199,212	70.0
Total	$309,652	100.0%	$284,537	100.0%

For the six-month period ended June 30, 2014, total revenue for the United Arab Emirates amounted to $34,240,000 representing 11.1% of the total and Oman’s total revenue amounted to $36,813,000 representing 11.9% of the total.  No other country except for the United States accounted for 10% or more of consolidated consulting fee revenue.

For the six-month period ended June 30, 2013, total revenue for the United Arab Emirates amounted to $35,358,000 representing 12.4% of the total.  No other country except for the United States accounted for 10% or more of consolidated consulting fee revenue.

Consulting Fee Revenue By Client Type:

	Six Months Ended June 30,
	2014		2013

U.S. federal government	$6,607	2.3%	$7,891	3.1%
U.S. state, regional and local governments	35,040	12.4	34,820	13.9
Foreign governments	110,964	39.4	82,092	32.7
Private sector	129,153	45.9	126,180	50.3
Total	$281,764	100.0%	$250,983	100.0%

Total Revenue By Client Type:

	Six Months Ended June 30,
	2014		2013

U.S. federal government	$7,870	2.5%	$9,182	3.2%
U.S. state, regional and local governments	45,829	14.8	51,921	18.2
Foreign governments	117,665	38.0	85,926	30.2
Private sector	138,288	44.7	137,508	48.4
Total	$309,652	100.0%	$284,537	100.0%

Note 14 — Client Concentrations

The Company had one client, located in Oman, that accounted for 11% of total revenue and 12% of consulting fee revenue during the three-month period ended June 30, 2014.  No other client accounted for 10% or more of total revenue or consulting fee revenue for the three-month period ended June 30, 2013.

The Company had one client, located in Oman, that accounted for 10% of total revenue and 11% of consulting fee revenue for the six-month period ended June 30, 2014.  No other client accounted for 10% or more of total revenue or consulting fee revenue for the six-month period ended June 30, 2013.

One client, located in Libya, accounted for 21% and 25% of accounts receivable at June 30, 2014 and December 31, 2013.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 3% of total revenue during each of the three-month periods ended June 30, 2014 and 2013 and 3% of total revenue during each of the six-month periods ended June 30, 2014 and 2013.

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

Acquisition—Related Contingencies

Hill Spain acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to July 31, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain will pay approximately 7,838,000 Brazilian Reais (approximately $3,556,000 at June 30, 2014).  After the transaction is completed, Hill Spain will own approximately 72% of ESA.  Payment of the liability is expected in late August 2014.  In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent’s Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction.  Accordingly, Hill Spain accrued the liability of 7,838,000 Brazilian Reais which is in other current liabilities, reduced noncontrolling interests by 5,839,000 Brazilian Reais (approximately $2,649,000), and reduced additional paid in capital by approximately 1,999,000 Brazilian Reais (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.

The Company is committed to issue shares of its common stock to the former shareholders of BCA in satisfaction of the Third Tranche Payment, the amount of which will be determined in late August 2014.

The Company is committed to issue shares of its common stock to the former shareholders of CPI for certain contingent consideration.  The number of shares will be determined at various times during 2014.  In connection therewith, on March 7, 2014, the Company issued 171,308 shares of its common stock with a value of $618,000 representing CPI’s common equity in excess of $600,000.

Note 16 — Subsequent Events

Amendments to Credit Facilities

On July 25, 2014, the Company entered into a Second Amendment and Limited Waiver to Credit Agreement for its existing Term Loan and a Fifth Amendment and Limited Waiver to Credit Agreement for its existing Revolving Credit Agreement.  Under these amendments, the Lenders agreed, among other things, to permit the Company to sell its common stock through a follow-on offering resulting in receipt by the Company of net proceeds aggregating not less than $30,000,000.

Follow-On Equity Offering

On August 6, 2014, the Company sold 9,546,629 shares of its common stock at $4.25 per share, less an underwriting discount, in an underwritten equity offering which raised gross proceeds of approximately $40,573,000.  Included in this transaction are 1,046,629 shares of common stock out of a total 1,275,000 common shares available from the underwriters’ overallotment option.  After the underwriting discount and expenses of the offering, the Company received net proceeds aggregating approximately $38,090,000.  As required under the Commitment Letter regarding the Secured Credit Facilities (see below), the Company intends to keep $10,000,000 of the net proceeds of the offering as cash or cash equivalents until the closing of the Secured Credit Facilities and use the balance of the net proceeds to repay certain of its obligations and repay a portion of outstanding borrowings under its Existing Credit Agreement and Existing Term Loan.  Upon the closing of the Secured Credit Facilities, the Company intends to use the above-referenced $10,000,000 of the net proceeds of the offering for general working capital purposes.

Debt Refinancing

On June 12, 2014, the Company and its subsidiary Hill International N.V.(the “Subsidiary”) and together with the Company, the “Borrowers,” entered into a Commitment Letter with Société Générale (the “Agent”) and SG Americas Securities, LLC (the “Arranger”) and together with the Agent and any other entity that becomes a lender under the Secured Credit Facilities (as described below), the “Lenders,” pursuant to which the Arranger and the Agent committed, subject to the conditions and other terms and provisions of the Commitment Letter, to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000.

The debt facilities would consist of (i) a term loan facility of $120,000,000 (the “Term Loan Facility”), and (ii) revolving credit facilities totaling $45,000,000 consisting of: (A) a $30,000,000 U.S. dollar-denominated facility to be made available to the Company ( the “U.S. Revolver”) and (B) a $15,000,000 Euro-denominated facility to be made available to Subsidiary (the “International Revolver”) and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the Term Loan Facility, the “Secured Credit Facilities.” The Revolving Credit Facilities would include a $35,000,000 sub-limit for letters of credit with $25,000,000 allocated to the U.S. Revolver and $10,000,000 allocated to the International Revolver.  The commitment is subject to the satisfaction of all specified conditions on or before September 10, 2014 and is currently expected to close during August 2014.

The Company would be required to use the proceeds from the Term Loan Facility:

•                                          for consummating the payoff and termination of its existing credit arrangements (the “Refinancing”) which consist of the Credit Agreement, dated as of October 18, 2012, among the Company, certain lenders and Obsidian Agency Services, Inc., as amended, (the “Existing Term Loan”) and the Credit Agreement, dated as of June 30, 2009, among the Company, Bank of America, N.A. and certain other lenders, as amended (the “Existing Credit Agreement”);

•                                          to pay fees and expenses incurred in connection with the Secured Credit Facilities; and

•                                          thereafter for general corporate purposes.

The Company would be required to use the proceeds from the Revolving Credit Facilities:

•                                          for the Refinancing;

•                                          to finance the working capital needs and general corporate purposes of the Borrowers and their subsidiaries;

•                                          to pay fees and expenses incurred in connection with the Secured Credit Facilities; and

•                                          for any other purposes not prohibited by the Secured Credit Facilities.

The Term Loan Facility would have a term of six years, require repayment of 1.0% of the original principal amount annually for the first five years and be fully funded upon closing. Any amounts repaid on the Term Loan Facility would not be available to be re-borrowed. The Revolving Credit Facilities would have a term of five years and require payment of interest only during the term. Under the Revolving Credit Facilities, outstanding loans would be able to be repaid in whole or in part at any time, without premium or penalty (except customary breakage costs), subject to certain customary limitations, and would be available to be reborrowed from time to time.

The interest rate on the Term Loan Facility would be, at the Borrower’s option (subject to customary provisions or limitations), either:

•                                          the London Inter-Bank Offered Rate, or “LIBOR,” for the relevant interest period plus a range of 6.50% to 6.75% per annum, provided that such LIBOR shall not be lower than 1.00% per annum; or

•                                          a Base Rate (as described below) plus a range of 5.50% to 5.75% per annum.

The interest rate on borrowings under the U.S. Revolver would be, at the Borrower’s option (subject to customary provisions or limitations), either:

•                                          the LIBOR for the relevant interest period plus 3.75% per annum; or

•                                          a Base Rate (as described below) plus 2.75% per annum.

The interest rate on borrowings under the International Revolver would be, at the Borrower’s option (subject to customary provisions or limitations), either:

•                                          the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period plus 4.00% per annum; or

•                                          a Base Rate (as described below) plus 3.00% per annum.

The “Base Rate” is the highest of (A) the prime rate, (B) the federal funds effective rate plus 0.5%, or (C) the LIBOR for an interest period of one month plus 1.0% per annum. Upon a default, the applicable rate of interest under the Secured Credit Facilities may increase by 2.0%.  The LIBOR on the Term Loan Facilities (including when determining the Base Rate) shall in no event be less than 1.0%.

The Borrowers would pay a commitment fee calculated from and after the closing date at 0.50% annually on the average daily unused portion of the U.S. Revolver and 0.75% annually on the average daily unused portion of the International Revolver.

The ability to borrow under each of the U.S. Revolver and the International Revolver would be subject to a “borrowing base,” calculated using a formula based upon approximately 85% of receivables that meet or satisfy certain criteria (“Eligible Receivables”) that are subject to a perfected security interest, plus, in the case of the International Revolver only, 10% of Eligible Receivables that are not subject to a perfected security interest, subject to certain exceptions and restrictions.

The Term Loan Facility and the U.S. Revolver would be guaranteed by the U.S. subsidiaries of the Company (subject to certain limitations), and the International Revolver would be guaranteed by the Company and the Company’s U.S. and non-U.S. subsidiaries (subject to certain limitations).

The Term Loan Facility would generally be secured by a first-priority security interest in substantially all assets of the Company and the Company’s U.S. subsidiaries (subject to certain limitations) other than accounts receivable and bank accounts, as to which the Term Loan Facility will be secured by a second-priority security interest.  Generally, the obligations of the Borrowers under the U.S. Revolver would be secured by a first-priority security interest in the accounts receivable and bank accounts of the Company and the Company’s U.S. subsidiaries (subject to certain limitations), and a second-priority security interest in substantially all other assets of the Company and the Company’s U.S. subsidiaries (subject to certain limitations).  The obligations of the Subsidiary under the International Revolver generally would be secured by a first-priority security interest in the accounts receivable and bank accounts of the Subsidiary and the Company’s non-U.S. subsidiaries (subject to certain limitations), and a second-priority security interest in substantially all other assets of the Company and the Company’s U.S. and non-U.S. subsidiaries (subject to certain limitations).

The Company would have the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty (except customary breakage costs); provided, however, that upon the occurrence of prepayments relating to certain repricing transactions (as well as certain other repricing transactions) within the first year following closing, a 1% prepayment premium would be payable. The Company would be required to make mandatory prepayments of the Term Loan Facility without premium or penalty (except customary breakage costs) (i) with net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow for each fiscal year of the Borrowers commencing with the first full fiscal year ending after closing which may be stepped down upon the achievement and maintenance of certain metrics; provided, however, that upon the occurrence any repricing transaction in respect of certain mandatory prepayments within the first year following closing, a 1% prepayment premium would be payable.  The Company or the Subsidiary, as applicable, would be required to make mandatory prepayments of their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder would exceed the then-applicable borrowing base, which payments would be made without penalty or premium (except customary breakage costs).

There are a number of conditions to the Lenders’ obligation to provide the Secured Credit Facilities, including the Refinancing and the documentation of the Secured Credit Facilities.

The Secured Credit Facilities would also contain customary default provisions, representations and warranties, and restrictive covenants.  The Secured Credit Facilities will also require the Company to comply with a consolidated total leverage ratio.

Notwithstanding the foregoing, within sixty days of the closing date of the Secured Credit Facilities, the Arranger may exercise certain customary rights to change the proposed terms, including the ability to increase the interest rates.  Thus, while the above is a summary of the expected terms of the Secured Credit Facilities, final terms of the Secured Credit Facilities may differ from those set forth above, and, in certain circumstances, these differences may be significant.

The Company currently anticipates that closing of the new Secured Credit Facilities and the Refinancing will occur in August 2014; however the Company cannot provide assurance that either the closing of the new Secured Credit Facilities or the Refinancing will be completed. If the Refinancing does occur, the Company will incur for the three- and nine-month periods ending September 30, 2014 a one-time interest charge amounting to approximately $11,279,000 for the difference between the face value and the accreted value of its Existing Term Loan plus $1,502,000 due to the write-off of deferred financing costs associated with the Existing Credit Agreement and the Existing Term Loan.

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

CFR increased $16,088,000, or 12.5%, to $144,515,000 during the second quarter of 2014 from $128,427,000 during the second quarter of 2013.  CFR for the Project Management segment increased $9,542,000, principally due to increased work in the Middle East, primarily Oman, Qatar and Iraq.  CFR for the Construction Claims segment increased by $6,546,000, due primarily to increases in the Middle East, Asia/Pacific and South Africa.

CFR increased $30,781,000, or 12.3%, to $281,764,000 during the first half ended June 30, 2014 from $250,983,000 during the first half ended June 30, 2013.  CFR for the Project Management segment increased $16,332,000, principally due to increased work in the Middle East, primarily Oman, Qatar and Iraq.  CFR for the Construction Claims segment increased by $14,449,000, due primarily to increases in the United Kingdom, Asia/Pacific, South Africa and the Middle East.

Net earnings attributable to Hill were $1,518,000 during the second quarter of 2014 compared to net earnings of $719,000 during the second quarter of 2013.  Diluted earnings per common share was $0.04 during the second quarter of 2014 based upon 42,591,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.02 during the second quarter ended 2013 based upon 38,943,000 diluted common shares outstanding.

Net earnings attributable to Hill were $1,571,000 during the first half ended June 30, 2014 compared to net earnings of $339,000 during the first half ended June 30, 2013.  Diluted earnings per common share was $0.04 during the first half ended June 30, 2014 based upon 41,570,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.01 during the first half ended June 30, 2013 based upon 38,950,000 diluted common shares outstanding.

We have open but inactive contracts in Libya.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from our client, the Libyan Organization for the Development of Administrative Centres (“ODAC”), for work performed prior to March 2011.  The remaining accounts receivable balance with ODAC is now approximately $50,100,000. Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts.  The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  However management believes that these payments, along with standby letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  Currently, the Company and ODAC are in the process of extending the standby letters of credit for an additional six-month term.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.

Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  Among other things, our optimism stems from the high level of our backlog which amounted to $972,000,000 at June 30, 2014. Our 12-month backlog on that date was a record $404,000,000.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earnings	$1,518	$719	$1,571	$339
Interest expense, net	5,646	6,281	10,722	11,768
Income tax expense	993	2,288	1,624	4,162
Depreciation and amortization	2,437	2,657	4,864	5,196
EBITDA	$10,594	$11,945	$18,781	$21,465

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

Three Months Ended June 30, 2014 Compared to

Three Months Ended June 30, 2013

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$108,521	75.1%	$98,979	77.1%	$9,542	9.6%
Construction Claims	35,994	24.9	29,448	22.9	6,546	22.2
Total	$144,515	100.0%	$128,427	100.0%	$16,088	12.5%

The increase in CFR included an organic increase of 10.6% primarily in the Middle East and an increase of 1.9% due to the acquisition of Binnington Copeland & Associates (“BCA”) in May 2013 and Collaborative Partners, Inc. (“CPI”) in December 2013.

The increase in Project Management CFR included an organic increase of 8.1% and an increase of 1.5% from the acquisition of CPI. The increase in CFR consisted of a $10,123,000 increase in foreign projects and a decrease of $581,000 in domestic projects. The increase in foreign Project Management CFR included an increase of $5,141,000 in Oman, $3,396,000 in Qatar and $2,300,000 in Iraq. These increases were partially offset by a decrease of $1,230,000 in Brazil. The decrease in domestic Project Management CFR was due primarily to decreases in our Southern and Western regions, partially offset by an increase in our Northeast region due to the acquisition of CPI.

The increase in Construction Claims CFR was comprised of an organic increase of 18.9% and a 3.3% increase from the acquisition of BCA. The organic increase was primarily due to increases in the Asia/Pacific and the Middle East.

Reimbursable Expenses

	Three Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$13,523	89.4%	$18,609	92.9%	$(5,086)	(27.3)%
Construction Claims	1,601	10.6	1,428	7.1	173	12.1
Total	$15,124	100.0%	$20,037	100.0%	$(4,913)	(24.5)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our total revenue and total direct expenses captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was primarily due to lower use of subcontractors in our Northeast region.

Cost of Services

	Three Months Ended June 30,
	2014			2013			Change
				(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$67,298	80.8%	62.0%	$62,589	83.1%	63.2%	$4,709	7.5%
Construction Claims	15,948	19.2	44.3	12,768	16.9	43.4	3,180	24.9
Total	$83,246	100.0%	57.6%	$75,357	100.0%	58.7%	$7,889	10.5%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar and Iraq and to a lesser degree to the CPI acquisition, partially offset by a decrease in Brazil.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East, the United Kingdom, Asia/Pacific and South Africa (due to the BCA acquisition).

Gross Profit

	Three Months Ended June 30,
	2014			2013			Change
				(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$41,223	67.3%	38.0%	$36,390	68.6%	36.8%	$4,833	13.3%
Construction Claims	20,046	32.7	55.7	16,680	31.4	56.6	3,366	20.2
Total	$61,269	100%	42.4%	$53,070	100.0%	41.3%	$8,199	15.4%

The increase in Project Management gross profit included an increase of $5,573,000 from international operations, primarily due to increases from the Middle East, principally Oman and Qatar.

The increase in Construction Claims gross profit was driven by increases in Asia/Pacific, the Middle East and South Africa.

The overall gross profit percentage increased due to higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$52,614	36.4%	$43,230	33.7%	$9,384	21.7%

The significant components of the change in SG&A are as follows:

•                  An increase of $5,531,000 in unapplied labor primarily due to the impact of new hires, salary increases and a decrease in utilization. There was an increase of approximately $1,643,000 primarily for new staff required on increased work volume in the Middle East for Project Management and in Asia/Pacific for Construction Claims, an increase of approximately $1,014,000 for new staff hired in the Middle East for Construction Claims in anticipation of expanded work which started later than anticipated and an increase of $860,000 in the United

States Project Management group due to a decrease in utilization. Unapplied labor also increased by approximately $422,000 due to the acquisitions of BCA and CPI;

•                  An increase of $1,089,000 in indirect labor primarily due to raises, new hires for business development in the United States Project Management group and increased corporate bonus accruals;

•                  A net increase of $2,603,000 resulting from the elimination in 2013 of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which was later indemnified by the former majority shareholders of the subsidiary, partially offset by an increase in the second installment payment for the purchase of ESA.

Operating Profit

	Three Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
Project Management	$13,218	12.2%	$13,334	13.5%	$(116)	(0.9)%
Construction Claims	3,054	8.5	3,384	11.5	(330)	(9.8)
Corporate	(7,617)		(6,878)		(739)	10.7
Total	$8,655	6.0%	$9,840	7.7%	$(1,185)	(12.0)%

The decrease in Project Management operating profit included decreases in the United States and Brazil, partially offset by increases in the Middle East primarily Oman and Qatar.

The decrease in Construction Claims operating profit was primarily due to decreases in the United Kingdom and the Middle East, partially offset by increases in Asia/Pacific and South Africa.

Corporate expenses increased by $739,000 primarily due to salary increases and information technology cost in support of growing operations overseas.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees decreased $635,000 to $5,646,000 in the three-months ended June 30, 2014 as compared with $6,281,000 in the three-months ended June 30, 2013 including a decrease of $331,000 primarily due to lower rates under the Credit Agreement as a result of an improved leverage ratio. In addition, financing related legal and administrative fees decreased by $531,000, partially offset by an increase of $204,000 in accretion expense on the Term Loan.

Income Taxes

For the three-month periods ended June 30, 2014 and 2013, the Company recognized an income tax expense of $993,000 and $2,288,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize. For the three months ended June 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. During the three-month period ended June 30, 2013, there were no changes in the reserve for uncertain tax positions. The Company’s income tax expense for the three months ended June 30, 2014 and 2013 included tax expense of $44,000 and $0, respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 33.0% and 64.3%, respectively.  The decrease in the Company’s effective tax rate in 2014 was primarily related to the $2,514,000 reversal of the reserve for uncertain tax positions discussed above.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the three-months ended June 30, 2014 were $1,518,000, or $0.04 per diluted common share, based on 42,591,000 diluted common shares outstanding, as compared to net earnings for the three-months ended June 30, 2013 of $719,000, or $0.02 per diluted common share, based upon 38,943,000 diluted common shares outstanding.  The primary reasons for the change are due to an increase in gross profit and a decrease in income tax expense partially offset by an increase in SG&A expenses.

Six Months Ended June 30, 2014 Compared to

Six Months Ended June 30, 2013

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$210,309	74.6%	$193,977	77.3%	$16,332	8.4%
Construction Claims	71,455	25.4	57,006	22.7	14,449	25.3
Total	$281,764	100.0%	$250,983	100.0%	$30,781	12.3%

The increase in CFR included an organic increase of 10.3% primarily in the Middle East and an increase of 2.0% due to the acquisitions of BCA in May 2013 and CPI in December 2013.

The increase in Project Management CFR included an organic increase of 7.0% and an increase of 1.4% from the acquisition of CPI. The increase in CFR consisted of a $17,673,000 increase in foreign projects and a decrease of $1,341,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $10,843,000 in Oman, $6,435,000 in Qatar and $4,787,000 in Iraq. These increases were partially offset by a decrease of $5,490,000 in Brazil.  The decrease in domestic Project Management CFR was due primarily to decreases in our Southern and Western regions, partially offset by an increase in our Northeast region due to the acquisition of CPI.

The increase in Construction Claims CFR was comprised of an organic increase of 21.6% and a 3.7% increase from the acquisition of BCA.  The organic increase was primarily due to increases in Asia/Pacific, the United Kingdom, South Africa and the Middle East.

Reimbursable Expenses

	Six Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$24,904	89.3%	$31,190	93.0%	$(6,286)	(20.2)%
Construction Claims	2,984	10.7	2,364	7.0	620	26.2
Total	$27,888	100.0%	$33,554	100.0%	$(5,666)	(16.9)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our total revenue and total direct expenses captions in our consolidated statements of operations. The decrease in Project Management reimbursable expense is primarily due to lower use of subcontractors in our Northeast region, partially offset by increased subcontractors in Oman. The increase in Construction Claims reimbursable expenses was due primarily to increases in the United Kingdom due to subcontractors and other reimbursable expenses associated with the increased work volume.

Cost of Services

	Six Months Ended June 30,
	2014			2013			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$130,050	80.4%	61.8%	$122,862	83.0%	63.3%	$7,188	5.9%
Construction Claims	31,786	19.6	44.5	25,193	17.0	44.2	6,593	26.2
Total	$161,836	100.0%	57.4%	$148,055	100.0%	59.0%	$13,781	9.3%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work in Oman, Qatar and Iraq and to a lesser degree to the CPI acquisition, partially offset by decreases in Brazil.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the United Kingdom, Asia/Pacific, the Middle East and South Africa (due to the BCA acquisition).

Gross Profit

	Six Months Ended June 30,
	2014			2013			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$80,259	66.9%	38.2%	$71,115	69.1%	36.7%	$9,144	12.9%
Construction Claims	39,669	33.1	55.5	31,813	30.9	55.8	7,856	24.7
Total	$119,928	100.0%	42.6%	$102,928	100.0%	41.0%	$17,000	16.5%

The increase in Project Management gross profit included an increase of $9,972,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar and Iraq, partially offset by a decrease in Brazil.

The increase in Construction Claims gross profit was driven by increases in the United Kingdom, Asia/Pacific and South Africa.

The overall gross profit percentage increased due higher margins achieved on new work in the Middle East, primarily Oman, Qatar and Saudi Arabia for Project Management.

Selling, General and Administrative (“SG&A”) Expenses

	Six Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$105,273	37.4%	$85,689	34.1%	$19,584	22.9%

The significant components of the change in SG&A are as follows:

•                  An increase of $10,610,000 in unapplied labor primarily due to the impact of new hires, salary increases and a decrease in utilization.  There was an increase of approximately $4,327,000 for new staff required on increased work volume in the Middle East for Project Management and in the United Kingdom and Asia/

Pacific for Construction Claims, an increase of approximately $2,198,000 primarily for new staff hired in the Middle East for Construction Claims in anticipation of expanded work which started later than anticipated and an increase of $1,445,000 in the United States Project Management Group due to decreased utilization. Unapplied labor also increased by approximately $738,000 due to the acquisitions of BCA and CPI;

•                  An increase of $3,832,000 primarily due to raises, new hires for business development in the Project Management Group and increased corporate bonus accruals;

•                  An increase of $3,683,000 resulting from the elimination in 2013 of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which was later indemnified by the former majority shareholders of the subsidiary.

Operating Profit

	Six Months Ended June 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
(in thousands)		CFR		CFR
Project Management	$24,161	11.5%	$25,690	13.2%	$(1,529)	(6.0)%
Construction Claims	5,672	7.9	5,823	10.2	(151)	(2.6)
Corporate	(15,178)		(14,274)		(904)	6.3
Total	$14,655	5.2%	$17,239	6.9%	$(2,584)	N.M.

The decrease in Project Management operating profit included decreases in the United States and Brazil, partially offset by increases in the Middle East primarily Oman, Qatar and Iraq.

The decrease in Construction Claims operating profit was primarily due to a decrease in the Middle East, partially offset by an increase in Asia/Pacific and South Africa.

Corporate expenses increased by $904,000 which was primarily due to salary increases and information technology costs in support of growing operations overseas.

Interest Expense and Related Financing Fees, net

Interest and related financing fees decreased $1,046,000 to $10,722,000 in the six-month period ended June 30, 2014 compared to $11,768,000 in the six-month period ended June 30, 2013 including a decrease of $567,000 primarily due to lower rates under the Credit Agreement as a result of an improved leverage ratio. In addition, financing related legal and administrative fees decreased by $702,000, partially offset by an increase of $400,000 in accretion expense on the Term Loan.

Income Taxes

For the six-month periods ended June 30, 2014 and 2013, the Company recognized an income tax expense of $1,624,000 and $4,162,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize. For the six months ended June 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities and also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions. During the six month period ended June 30, 2013, there were no changes in the reserve for uncertain tax positions. The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $44,000 and $145,000 in the six months ended June 30, 2014 and 2013, respectively.

The effective income tax rates for the six-month periods ended June 30, 2014 and 2013 were 41.3% and 76.1%,

respectively. The decrease in the Company’s effective tax rate was primarily related to the $2,514,000 reversal of the reserve for uncertain tax positions discussed above.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the six-month period ended June 30, 2014 were $1,571,000, or $0.04 per diluted common share, based upon 41,570,000 diluted common shares outstanding, as compared to net earnings for the six-month period ended June 30, 2013 of $339,000, or $0.01 per diluted common share based, upon 38,950,000 diluted common shares outstanding.  The primary reasons for the change are due to an increase in gross profit and a decrease in income tax expense partially offset by an increase in SG&A expenses.

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  On May 23, 2013, the Company entered into a Fourth Amendment to our Credit Agreement which permitted the Company to enter into an agreement with Qatar National Bank for the issuance of letters of credit (“LCs”) not to exceed $17,000,000, increased the limit on LCs available to the Company’s foreign subsidiaries who are not loan parties from $4,000,000 to $11,800,000 and permits the Company to provide up to $20,000,000 as cash collateral for letters of credit and performance bonds.  On the same day in May 2013, the Company entered into a First Amendment to the Term Loan Agreement.  The First Amendment contains identical provisions as those in the Fourth Amendment to our Credit Agreement.  See Note 7 to our consolidated financial statements for a description of our credit facilities and Term Loan.  At June 30, 2014, our primary sources of liquidity consisted of $26,847,000 of cash and cash equivalents, of which $1,314,000 was on deposit in the U.S. and $25,533,000 was on deposit in foreign locations, and $7,491,000 of available borrowing capacity under our various credit facilities.  Approximately $13,300,000 of the cash on deposit in foreign locations is required for working capital needs in those countries and the currency limitations related to Libyan dinars.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  However, our ability to borrow additional funds or obtain letters of credit is limited by the terms of our current Credit Agreement. Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations. We are actively pursuing alternative sources of financing in our efforts to replace both our Credit Agreement, which expires on March 31, 2015, and our Term Loan which is due on October 18, 2016. In that regard, we entered into a Fifth Amendment and Limited Waiver to Credit Agreement for our existing Revolving Credit Agreement and a Second Amendment and Limited Waiver to Credit Agreement for our existing Term Loan.  Under these amendments, the Lenders agreed, among other things, to permit the Company to sell its common stock through a follow-on offering resulting in receipt by the Company of net proceeds aggregating not less than $30,000,000.  See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts in Libya.  Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.

In late 2013, the Company’s accounts receivable related to the work performed prior to March 2011 pursuant to contracts with the Libyan government was reduced by approximately $3,100,000 which included a payment of approximately 3,000,000 Libyan dinars (“LYD”).  In early 2014, the Company received additional payments of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars.  At June 30, 2014, the remaining accounts receivable outstanding amounted to approximately $50,100,000.

The LYD cash payments are not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  Since the end of the Libyan civil unrest in October 2011, the Company has sought to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014, along with standby letters of credit of approximately $14,000,000 posted in our favor by ODAC, were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  Currently, the Company and ODAC are in the process of extending the standby letters of credit for an additional six-month term.  However, the Company cannot predict with certainty when, or if, the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  In the event that we do not realize any further payments, there could be a significant adverse impact on our consolidated results of operations and consolidated financial position.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain will pay approximately 7,838,000 Brazilian Reais (approximately $3,556,000).  After the transaction is completed, Hill Spain will own approximately 72% of ESA.

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

In addition, we have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our amended Credit Agreement and our amended Term Loan. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

Under the Form S-3, we sold 9,546,629 shares of our common stock at $4.25 per share in an underwritten public equity offering on August 6, 2014. The offering generated gross proceeds amounting to approximately $40,573,000. After the deduction for an underwriting discount and expenses of the offering we received net proceeds amounting to approximately $38,090,000. We intend to keep $10,000,000 in cash or cash equivalents until the closing of the Secured Credit Facilities (see below) and use the balance of the net proceeds to repay certain obligations and outstanding borrowings under our existing Credit Agreement and existing Term Loan.  Upon closing of the Secured Credit Facilities, the Company intends to use the above-referenced $10,000,000 for general working capital purposes.

We have recently entered into a Commitment Letter with Société Générale to provide secured debt facilities (“Secured Credit Facilities”) in an aggregate principal amount of $165,000,000, consisting of a term loan facility of $120,000,000 and revolving credit facilities of $45,000,000. The proceeds would be utilized for consummating the payoff and termination of our existing credit arrangements (the “Refinancing”) and for working capital needs.  We anticipate the closing of these facilities to occur in August 2014, however we cannot provide assurance that either the closing or the Refinancing will be completed.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2014

For the six months ended June 30, 2014, our cash and cash equivalents decreased by $3,534,000 to $26,847,000.  Cash used in operations was $7,630,000, cash used in investing activities was $2,372,000 and cash provided by financing activities was $4,397,000.  We also experienced an increase in cash of $2,071,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $7,630,000 for the six months ended June 30, 2014.  This compares to cash used in operating activities of $6,149,000 for the six months ended June 30, 2013.  We had a consolidated net income in the six months ended June 30, 2014 amounting to $2,309,000 compared to a consolidated income of $1,309,000 in the six months ended June 30, 2013.  Depreciation and amortization was $4,864,000 in the six months ended June 30, 2014 compared to $5,196,000 in the six months ended June 30, 2013; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.  We had deferred tax expense of $307,000 in 2014 primarily due to several minor temporary differences in foreign jurisdictions.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at June 30, 2014 and June 30, 2013 were $16,780,000 and $17,470,000, respectively.  The change results primarily from a reduction in the collateral requirements due to change in financial institutions, partially offset by increases due to new collateral issued to support certain letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at June 30, 2014 was 116 days compared to 124 days at June 30, 2013. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days). The decrease in DSO in 2014 was caused by the increases in our revenue outpacing the growth in our accounts receivable. The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $50,100,000 at June 30, 2014. This situation has had a detrimental effect on our operating cash flows over the last three years, and we have had to rely on borrowings under our Credit Agreement and Term Loan to support our operations.  Excluding the ODAC receivable, the DSO would have been 87 days at June 30, 2014 and 89 days at June 30, 2013. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $2,372,000 which was used to purchase computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $4,397,000.  We received $4,626,000 from borrowings under our Credit Agreement.  We also received $933,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options.  Payments on notes payable amounted to $1,160,000.

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

At June 30, 2014, our backlog was $972,000,000 compared to $978,000,000 at March 31, 2014.  At June 30, 2014, backlog attributable to work in Libya amounted to $44,000,000.  We estimate that $404,000,000, or 41.6%, of the backlog at June 30, 2014 will be recognized during the twelve months subsequent to June 30, 2014.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of June 30, 2014:
Project Management	$923,000	95.0%	$355,000	87.9%
Construction Claims	49,000	5.0%	49,000	12.1%
	$972,000	100.0%	$404,000	100.0%

As of March 31, 2014:
Project Management	$934,000	95.5%	$356,000	89.0%
Construction Claims	44,000	4.5%	44,000	11.0%
	$978,000	100.0%	$400,000	100.0

As of June 30, 2013:
Project Management	$865,000	95.4%	$341,000	89.3%
Construction Claims	42,000	4.6%	41,000	10.7%
	$907,000	100.0%	$382,000	100.0

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

Item 4.                                 Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2013 Annual Report, except as follows:

We may not be able to consummate the contemplated Refinancing, which could negatively impact our interest expense.  Our inability to consummate the Refinancing could also materially and adversely affect our liquidity and our ongoing results of operation.

Our Existing Credit Agreement and Existing Term Loan mature on March 31, 2015 and October 18, 2016, respectively.  If we are not able to consummate the contemplated Refinancing, we may not be able to renew or otherwise refinance either or both of our Existing Credit Agreement and Existing Term Loan, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our Existing Credit Agreement and Existing Term Loan, our failure to repay all amounts due on the applicable maturity date would cause a default under the terms of the Existing Credit Agreement and Existing Term Loan. In addition, our interest expense may increase significantly if we refinance or renew our Existing Credit Agreement or Existing Term Loan on terms that are less favorable to us than the current terms.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

10.1

Fifth Amendment and Limited Waiver to Credit Agreement, dated as of July 25, 2014, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent.

10.2

Second Amendment and Limited Waiver to Credit Agreement, dated as of July 25, 2014, by and among Hill International, Inc. as Borrower, Special Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP and Tennenbaum Opportunities Fund VI, LLC, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.

31.1	Certification of Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: August 8, 2014	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2014	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)