Form 10-Q
period 2014-09-30
Hill International, Inc.
filed 2014-11-03
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 50,373,257 shares of the Registrant’s Common Stock outstanding at October 31, 2014.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$28,525	$30,381
Cash - restricted	6,677	15,766
Accounts receivable, less allowance for doubtful accounts of $7,664 and $9,530	251,084	232,011
Accounts receivable - affiliate	2,140	492
Prepaid expenses and other current assets	11,336	13,078
Income taxes receivable	4,264	4,460
Deferred income tax assets	1,736	1,705
Total current assets	305,762	297,893
Property and equipment, net	11,061	10,613
Cash - restricted, net of current portion	9,454	2,740
Retainage receivable	2,344	1,212
Acquired intangibles, net	19,504	24,964
Goodwill	83,072	85,853
Investments	5,566	5,984
Deferred income tax assets	13,736	13,882
Other assets	15,472	5,961
Total assets	$465,971	$449,102
Liabilities and Stockholders’ Equity
Due to bank	$—	$2
Current maturities of notes payable	2,580	18,974
Accounts payable and accrued expenses	93,626	92,270
Income taxes payable	7,758	9,442
Deferred revenue	15,506	18,203
Deferred income taxes	312	369
Other current liabilities	12,964	12,255
Total current liabilities	132,746	151,515
Notes payable, net of current maturities	125,291	114,285
Retainage payable	2,190	1,017
Deferred income taxes	15,071	16,732
Deferred revenue	13,846	16,261
Other liabilities	2,700	6,261
Total liabilities	291,844	306,071
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 56,905 shares and 46,598 shares issued at September 30, 2014 and December 31, 2013, respectively	6	5
Additional paid-in capital	179,127	136,899
Retained earnings	39,643	47,038
Accumulated other comprehensive loss	(25,737)	(25,032)
	193,039	158,910
Less treasury stock of 6,546 and 6,434 shares at September 30, 2014 and December 31, 2013, respectively, at cost	(28,304)	(27,766)
Hill International, Inc. share of equity	164,735	131,144
Noncontrolling interests	9,392	11,887
Total equity	174,127	143,031
Total liabilities and stockholders’ equity	$465,971	$449,102

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Consulting fee revenue	$145,324	$130,181	$427,088	$381,164
Reimbursable expenses	16,167	17,013	44,055	50,567
Total revenue	161,491	147,194	471,143	431,731

Cost of services	82,675	75,734	244,511	223,789
Reimbursable expenses	16,167	17,013	44,055	50,567
Total direct expenses	98,842	92,747	288,566	274,356

Gross profit	62,649	54,447	182,577	157,375

Selling, general and administrative expenses	51,352	46,195	156,625	131,884

Operating profit	11,297	8,252	25,952	25,491

Interest expense and related financing fees, net	16,112	5,489	26,834	17,257

(Loss) earnings before income taxes	(4,815)	2,763	(882)	8,234
Income tax expense (benefit)	3,800	(179)	5,424	3,983

Net (loss) earnings	(8,615)	2,942	(6,306)	4,251
Less: net earnings - noncontrolling interests	351	386	1,089	1,356

Net (loss) earnings attributable to Hill International, Inc.	$(8,966)	$2,556	$(7,395)	$2,895

Basic (loss) earnings per common share - Hill International, Inc.	$(0.19)	$0.06	$(0.17)	$0.07
Basic weighted average common shares outstanding	46,606	39,351	42,348	38,949

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.19)	$0.06	$(0.17)	$0.07
Diluted weighted average common shares outstanding	46,606	39,494	42,348	39,135

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net (loss) earnings	$(8,615)	$2,942	$(6,306)	$4,251
Foreign currency translation adjustment, net of tax	(4,200)	(1,063)	(1,651)	(6,228)
Other, net	(238)	7	184	115
Comprehensive (loss) earnings	(13,053)	1,886	(7,773)	(1,862)
Comprehensive (loss) earnings attributable to noncontrolling interests	(598)	(139)	327	(451)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(12,455)	$2,025	$(8,100)	$(1,411)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(6,306)	$4,251
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,276	7,921
Provision for bad debts	1,501	2,743
Interest accretion on term loan	15,526	5,875
Deferred tax (benefit) expense	(2,316)	1,035
Share based compensation	2,712	2,257
Changes in operating assets and liabilities, net of acquisition in 2013:
Restricted cash	3,716	986
Accounts receivable	(9,148)	(21,594)
Accounts receivable - affiliate	(1,648)	16
Prepaid expenses and other current assets	2,381	(4,184)
Income taxes receivable	589	(608)
Retainage receivable	(1,132)	(184)
Other assets	1,065	345
Accounts payable and accrued expenses	(5,207)	1,179
Income taxes payable	(2,603)	(2,475)
Deferred revenue	(7,610)	12,177
Other current liabilities	(2,711)	3,154
Retainage payable	1,166	9
Other liabilities	(3,599)	(4,018)
Net cash (used in) provided by operating activities	(6,348)	8,885
Cash flows from investing activities:
Payments for purchase of property and equipment	(2,393)	(2,144)
Cash received from acquisition	—	727
Contribution to affiliate	—	(8)
Payment of liability for additional interest in Hill Spain	—	(9,325)
Net cash used in investing activities	(2,393)	(10,750)
Cash flows from financing activities:
Due to bank	(2)	(21)
Proceeds from secondary public offering of common stock	38,078	—
Proceeds from new term loan	120,000	—
Payoff and termination of term loan	(100,000)	—
Payoff and termination of revolving credit facility	(25,500)	—
Payment of financing fees	(9,484)
Payments on Engineering S.A. note payable	—	(5,095)
Payments on notes payable	—	(148)
Net (payments) borrowings on revolving loans	(14,793)	22,279
Dividends paid to noncontrolling interest	(173)	—
Proceeds from stock issued under employee stock purchase plan	158	53
Proceeds from exercise of stock options	1,032	20
Net cash provided by financing activities	9,316	17,088
Effect of exchange rate changes on cash	(2,431)	(5,300)
Net (decrease) increase in cash and cash equivalents	(1,856)	9,923
Cash and cash equivalents — beginning of period	30,381	16,716
Cash and cash equivalents — end of period	$28,525	$26,639

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2014	December 31, 2013
Billed	$206,556	$206,469
Retainage, current portion	13,806	10,215
Unbilled	38,386	24,857
	258,748	241,541
Allowance for doubtful accounts	(7,664)	(9,530)
	$251,084	$232,011

In early 2014, the Company received additional payments against accounts receivable related to work performed by Hill prior to March 2011 pursuant to contracts with the Libyan government of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars. Total receipts since 2011 amounted to approximately $9,900,000 and, at September 30, 2014, the remaining accounts receivable outstanding related to Hill’s work in Libya amounted to approximately $50,100,000.

Currently, the Company is seeking to recover the receivable from its client, the Libyan Organization for the Development of Administrative Centres (“ODAC”), through ongoing negotiations rather than pursuing its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014 were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  Accordingly, the Company believes that recovery of its receivable from ODAC through continued negotiation, rather than legal action, remains appropriate.  In the event that continued negotiations with ODAC are determined to be unsuccessful, the Company will value its legal claims and adjust the carrying amount of this receivable, which could have a significant adverse impact on its consolidated results of operations and consolidated financial position.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2014		December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$36,133	$20,632	$37,501	$18,238
Acquired contract rights	11,392	9,404	11,874	8,541
Trade names	3,056	1,041	3,266	898
Total	$50,581	$31,077	$52,641	$27,677
Intangible assets, net	$19,504		$24,964

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$1,518	$1,723	$4,650	$4,957

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense

2014 (remaining 3 months)	$1,460
2015	5,190
2016	3,938
2017	2,970
2018	1,973

Note 5 — Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2014. Based on a preliminary valuation, the fair value of the Project Management unit and the Construction Claims unit exceeded their carrying values by $227,700,000 and $70,800,000, respectively.

The following table summarizes the changes in the Company’s carrying value of goodwill during the nine months of 2014 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2013	$58,448	$27,405	$85,853
Additions	—	—	—
Translation adjustments	(2,317)	(464)	(2,781)
Balance, September 30, 2014	$56,131	$26,941	$83,072

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$23,816	$25,349
Accrued payroll	41,892	35,732
Accrued subcontractor fees	4,526	6,212
Accrued agency fees	16,055	17,623
Accrued legal and professional fees	608	1,239
Other accrued expenses	6,728	6,115
	$93,626	$92,270

Note 7 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	September 30, 2014	December 31, 2013

2014 Term Loan Facility	$120,000	$—

2012 Term Loan Payable	—	84,474

2009 Revolving Credit loan payable under the Credit Agreement(the weighted average interest rate of all borrowings was 5.32% at December 31, 2013)	—	39,000

Borrowings under revolving credit facilities with a consortium of banks in Spain	6,976	7,670

Borrowings under unsecured credit facility with Caja Badajoz	888	2,047

Borrowings under revolving credit facility with the National Bank of Abu Dhabi	7	—

Other notes payable	—	68

	127,871	133,259
Less current maturities	2,580	18,974

Notes payable and long-term debt, net of current maturities	$125,291	$114,285

Refinancing

On June 12, 2014, the Company and its subsidiary Hill International N.V. (the “Subsidiary”) entered into a Commitment Letter with Société Générale (the “Agent”) and SG Americas Securities, LLC, (the “Arranger”) pursuant to which the Arranger and the Agent committed, subject to the conditions and other terms and provisions of the Commitment Letter, to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000 which would be used to payoff and terminate the Company’s previous senior credit facility with a bank group led by Bank of America, N.A. and a previous second lien term loan with funds managed by Tennenbaum Capital Partners, LLC.

Effective as of September 26, 2014 (the “Closing Date”), the Company, entered into (i) a credit agreement with the Agent as administrative agent and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the “U.S. Lenders”) consisting of (A) a term loan facility of $120,000,000 (the “Term Loan Facility”) and (B) a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and (ii) a credit agreement with the Agent as administrative agent and collateral agent, (the “International Lender”) providing a $15,000,000 Euro-denominated facility available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement commencing on December 31, 2014. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months. At December 31, 2014, the ratio may not exceed 3.50 to 1.00.  The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from all clients located in any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from all clients located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

In connection with the Refinancing, the Company wrote off deferred financing fees amounting to $1,482,000 by a charge to interest expense and related financing fees, net for the three- and nine-month periods ended September 30, 2014.

Term Loan Facility

The Company used the proceeds from the Term Loan Facility:

•                  for consummating the payoff and termination of the Company’s existing credit arrangements (the “Refinancing”) which consist of the Credit Agreement, dated as of October 18, 2012, among the Company, certain lenders and Obsidian Agency Services, Inc., as amended (the “2012 Term Loan Agreement”), and the Credit Agreement, dated as of June 30, 2009, among the Company, Bank of America, N.A. and certain other lenders, as amended (the “2009 Revolving Credit Agreement”); and

•                  to pay fees and expenses incurred in connection with the Secured Credit Facilities.

The interest rate on the Term Loan Facility will be, at the Company’s option, either:

•                  the London Inter-Bank Offered Rate (“LIBOR”) for the relevant interest period plus 6.75% per annum, provided that such LIBOR shall not be lower than 1.00% per annum; or

•                  the Base Rate (as described below) plus 5.75% per annum.

The “Base Rate” is a per annum rate equal to the highest of (A) the prime rate, (B) the federal funds effective rate plus 0.50%, or (C) the LIBOR for an interest period of one month plus 1.0% per annum. Upon a default, the applicable rate of interest under the Secured Credit Facilities may increase by 2.0%. The LIBOR on the Term Loan Facilities (including when determining the Base Rate) shall in no event be less than 1.0% per annum.

The Company has the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty; provided, however that upon the occurrence of prepayments relating to certain repricing transactions within the first year following closing, a 1.0% prepayment premium will be payable. The Company is required to make mandatory prepayments of the Term Loan Facility, without premium or penalty, (i) with net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow (as defined in the agreement) for each fiscal year of the Borrowers commencing with the first full fiscal year ending after closing (which percentage would be stepped down upon the achievement and maintenance of certain metrics).

The Term Loan Facility is generally secured by a first-priority security interest in substantially all assets of the Company and certain of the Company’s U.S. subsidiaries other than accounts receivable, cash proceeds thereof and certain bank accounts, as to which the Term Loan Facility is secured by a second-priority security interest.

The Term Loan Facility has a term of six years, requires repayment of 0.25% of the original principal amount on a quarterly basis commencing on December 31, 2014 and ending on September 30, 2020, and was fully funded at closing. Any amounts repaid on the Term Loan Facility will not be available to be re-borrowed.

The Company incurred fees and expenses related to the Term Loan Facility aggregating $6,643,000 which has been deferred and is included in other assets in the consolidated balance sheet at September 30, 2014. The deferred fees will be amortized to interest and related financing fees, net over a six-year period commencing on October 1, 2014.

Revolving Credit Facilities

The Company is required to use the proceeds from the Revolving Credit Facilities:

•                  for the Refinancing;

•                  to finance the working capital needs and general corporate purposes of the Borrowers and their subsidiaries;

•                  to pay fees and expenses incurred in connection with the Secured Credit Facilities; and

•                  for any other purposes not prohibited by the Secured Credit Facilities.

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either:

•                  the LIBOR for the relevant interest period plus 3.75% per annum; or

•                  the Base Rate plus 2.75% per annum.

The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.

The Company will pay a commitment fee calculated at 0.50% annually on the average daily unused portion of the U.S. Revolver, and the Subsidiary will pay a commitment fee calculated at 0.75% annually on the average daily unused portion of the International Revolver.

The ability to borrow under each of the U.S. Revolver and the International Revolver is subject to a “borrowing base,” calculated using a formula based upon approximately 85% of receivables that meet or satisfy certain criteria (“Eligible Receivables”) and that are subject to a perfected security interest held by either the U.S. Lenders or the International Lender, plus, in the case of the International Revolver only, 10% of Eligible Receivables that are not subject to a perfected security interest held by the International Lender, subject to certain exceptions and restrictions.

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.

Generally, the obligations of the Company under the U.S. Revolver are secured by a first-priority security interest in the above-referenced accounts receivable, cash proceeds and bank accounts of the Company and certain of the Company’s U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and such subsidiaries. The obligations of the Subsidiary under the International Revolver would generally be secured by a first-priority security interest in substantially all accounts receivable, cash proceeds thereof and certain bank accounts of the Subsidiary and certain of the Company’s non-U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

The Revolving Credit Facilities have a term of five years and require payment of interest only during the term. Under the Revolving Credit Facilities, outstanding loans may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time.

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $2,841,000 which has been deferred and is included in other assets in the consolidated balance sheet at September 30, 2014. The deferred fees will be amortized to interest expense and related financing fees, net over a five-year period commencing October 1, 2014.

At September 30, 2014, the Company had $20,159,000 of outstanding letters of credit and $9,841,000 of available borrowing capacity under the U.S. Revolver.

2012 Term Loan Agreement

The Company entered into a Term Loan Agreement on October 18, 2012, which was amended from time to time. Borrowings under the Term Loan Agreement were collateralized by a second lien on substantially all of the Company’s assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly-owned foreign subsidiary, Hill International N.V., and of certain of its other foreign subsidiaries.  The maturity date of the Term Loan was October 18, 2016.

The Company paid interest on amounts outstanding from time to time under the 2012 Term Loan at a rate per annum equal to 7.50%.

Also, contemporaneous with its entry into the 2012 Term Loan Agreement, the Company entered into a Fee Letter.  The Fee Letter required the Company to pay to the Lenders an exit fee (the “Exit Fee”), which fee was earned in full on the Closing Date and was due and payable on September 26, 2014, the date the 2012 Term Loan was paid in full (the “Exit Date”).  The Exit Fee meant the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that would result in the internal annual rate of return to the Term Loan Lenders on the Exit Date being equal to, but no greater than, 20%; provided that in no event would the Exit Fee amount be less than $0 or greater than $11,790,000.  The IRR was to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the 2012 Term Loan (calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000, or $75,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the Term Loan Agreement.  There was no Exit Fee payable upon the payoff and termination of the Term Loan.

On August 6, 2014, the Company made a mandatory principal prepayment of $9,522,402 from funds received in the equity offering (See Note 11).  On September 26, 2014, the Company paid $90,477,598 (including accelerated principal of $9,338,000 which was charged to interest expense and related financing fees for the three- and nine-month periods ended September 30, 2014), plus interest of $1,658,756, to payoff and terminate the Term Loan.

2009 Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the “Lenders”), and Bank of America, N.A., as Administrative Agent (the “Agent”), which was amended from time to time.

The maturity date of the 2009 Credit Agreement was March 31, 2015. On September 26, 2014, the Company paid $25,500,000 (including $9,522,402 from funds received in the equity offering (See Note 11)), plus interest of $419,897, to payoff and terminate the Credit Agreement.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with 12 banks (the “Financing Entities”) in Spain providing for total borrowings, with interest at 6.50%, of up to €5,520,000 (approximately $7,005,000 at September 30, 2014). At September 30, 2014, total borrowings outstanding were €5,498,000 (approximately $6,976,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €156,000 (approximately $198,000) and €689,000 (approximately $874,000). The facility expires on December 17, 2016. The maximum available amount will be reduced to 75.0% at December 31, 2014 and to 50.0% at December 31, 2015. To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.

Hill Spain maintains an unsecured credit facility with the Caja Badajoz Bank in Spain for €700,000 (approximately $888,000) at September 30, 2014. The interest rate at September 30, 2014 was 7.50%. At September 30, 2014, this facility was fully utilized with total borrowings outstanding of €700,000 (approximately $888,000).  The facility expires on December 23, 2014.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at September 30, 2014) collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.41% at September 30, 2014) but no less than 5.50%. At September 30, 2014, total borrowings outstanding were AED 27,000 (approximately $7,000). This facility also allows for to AED 127,033,000 (approximately $34,589,000 at September 30, 2014) in Letters of Guarantee of which AED 128,000,000 (approximately $34,863,000) were utilized at September 30, 2014. This facility is being renewed on a month-to-month basis.

The Company maintains a credit facility with Marfin Bank (formerly Egnatia Bank), that allows for letters of guarantee up to €4,500,000 (approximately $5,711,000 at September 30, 2014), of which €2,197,000 (approximately $2,788,000) had been utilized at September 30, 2014.  The facility expires on April 30, 2018. Under the terms of the International Credit Facility, this credit facility may remain in place as long as Hill International, Inc. replaces Hill International N.V. as sole guarantor on or before December 25, 2014, or the credit facility must be reduced to €3,750,000.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (approximately $1,185,000 at September 30, 2014), with a weighted average interest rate of 3.60% per month at September 30, 2014.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

At September 30, 2014, the Company had $19,338,000 of available borrowing capacity under its International Revolver and its other foreign credit agreements.  There were no outstanding letters of credit under the International Revolver at September 30, 2014.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At September 30, 2014, the maximum U.S. dollar equivalent of the commitments was $102,583,000 of which $56,280,000 is outstanding.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest and related financing fees paid	$19,662	$10,346
Income taxes paid	$5,375	$6,901
Reduction of noncontrolling interest in connection with acquisition of an additional interest in Engineering S.A.	$(2,649)	$—
Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$618	$—
Increase in additional paid in capital from issuance of shares common stock from cashless exercise of stock options	$538	$—
Reduction of noncontrolling interest in connection with acquisition of remaining noncontrolling interest in Hill Spain	$—	$(1,094)
Increase in intangible assets and goodwill in connection with acquisition of BCA and remaining noncontrolling interest in Hill Spain	$—	$3,026
Common stock issued for acquisition of BCA	$—	$2,000

Note 9 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Options to purchase 7,436,980 shares and 7,459,832 were excluded from the calculation of diluted (loss) earnings per common share for the three and nine months ended September 30, 2014 because they were antidilutive.  Dilutive stock options increased the average common stock outstanding by approximately 143,528 shares for the three months ended September 30, 2013 and by approximately 185,809 shares for the nine months September 30, 2013. Certain stock options were excluded from the calculation of diluted loss per common share because their effect was antidilutive for both of the three and nine months ended September 30, 2013.  The total number of such shares excluded from diluted loss per common share was 5,492,975 shares for the three months ended September 30, 2013 and 5,366,904 shares for the nine months ended September 30, 2013.

Note 10 — Share-Based Compensation

At September 30, 2014, the Company had 7,389,176 options outstanding with a weighted average exercise price of $4.57.  During the nine months ended September 30, 2014, the Company granted 500,000 options which vest over a four-year period, 1,285,000 options which vest over a five-year period, and 63,870 options which vested immediately. The options have a weighted average exercise price of $4.57 and a weighted average contractual live of 6.39 years. The aggregate fair value of the options was $4,210,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.59 years; volatility — 62.9% and risk-free interest rate —1.67%. During the first nine months of 2014, options for 524,350 shares with a weighted average exercise price of $3.00 were exercised, options for 483,500 shares with a weighted average exercise price of $7.70 lapsed and options for 26,000 shares with a weighted average exercise price of $3.87 were forfeited.

During the nine months ended September 30, 2014, the Company issued 26,475 shares of its common stock to its Non-Employee Directors as part of their annual compensation.

During the nine months ended September 30, 2014, employees purchased 39,456 common shares, for an aggregate purchase price of $158,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $785,000 and $674,000 for the three months ended September 30, 2014 and 2013, respectively, and $2,712,000 and $2,257,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 11 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2014 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2013	$143,031	$131,144	$11,887
Net (loss) earnings	(6,306)	(7,395)	1,089
Other comprehensive (loss) earnings	(1,467)	(705)	(762)
Comprehensive (loss) earnings	(7,773)	(8,100)	327
Additional paid in capital	5,058	5,058	—
Sale of common stock	38,078	38,078	—
Acquisition of additional interest in Engineering S. A.	(3,556)	(907)	(2,649)
Treasury stock acquired	(538)	(538)	—
Dividends paid to noncontrolling interests	(173)	—	(173)
Stockholders’ equity, September 30, 2014	$174,127	$164,735	$9,392

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

During the nine months ended September 30, 2014, the Company received cash proceeds of $1,032,000 from the exercise of stock options.

On August 6, 2014, in connection with the Refinancing (See Note 7), the Company sold 9,546,629 shares of its common stock in an underwritten equity offering and received net proceeds aggregating approximately $38,078,000, of which two mandatory prepayments of $9,522,402 were used to pay down the 2012 Term Loan Agreement and the 2009 Revolving Credit Agreement (See Note 7).

Note 12 — Income Taxes

The effective tax rates for the three-month periods ended September 30, 2014 and 2013 were (78.9%) and (6.5%), respectively, and for the nine-month periods ended September 30, 2014 and 2013 were (614.9%) and 48.4%, respectively.  The Company’s effective tax rate for the year is based on the mix of projected income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The difference in the Company’s 2014 effective tax rate compared to the 2013 effective tax rate was primarily related to a significant increase in the U.S. pre-tax loss in 2014 primarily due to the recognition by the Company of an additional $10,820,000 of interest expense in the U.S related to the refinancing and early termination of the Company’s senior credit facility and term loan during the third quarter of 2014. The Company also recognized an income tax benefit related to the reversal of the reserve for uncertain tax positions in a foreign jurisdiction totaling $0 and $2,473,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $2,514,000 and $2,473,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. In addition, the Company recognized an income tax expense (benefit) resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $206,000 and ($105,000) for the three-month periods ending September 30, 2014 and 2013, respectively, and $250,000 and $40,000 for the nine months ended September 30, 2014 and 2013, respectively. In both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total

(Loss) earnings before income taxes	$(16,640)	$11,825	$(4,815)	$(6,123)	$8,886	$2,763
Income tax expense, net	$—	$3,800	$3,800	$—	$(179)	$(179)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total

(Loss) earnings before income taxes	$(32,137)	$31,255	$(882)	$(18,713)	$26,947	$8,234
Income tax expense, net	$—	$5,424	$5,424	$—	$3,983	$3,983

The reserve for uncertain tax positions amounted to $840,000 and $2,933,000 at September 30, 2014 and December 31, 2013, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates. During the three-month period ended September 30, 2014, there were no changes to the reserve for uncertain tax positions. During the nine-month period ended September 30, 2014, the reserve for uncertain tax positions was reduced by $2,514,000 based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. The Company also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions. During the three- and nine-month periods ended September 30, 2013, the reserve for uncertain tax positions was reduced by $2,473,000 based on management’s assessment that these items were effectively settle with the appropriate foreign tax authorities.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2014, potential interest and penalties related to uncertain tax positions amounting to $592,000 was included in the balance above.

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

Selected information by business segment and geographical area is summarized below (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2014		2013

Project Management	$106,969	73.6%	$99,583	76.5%
Construction Claims	38,355	26.4	30,598	23.5
Total	$145,324	100.0%	$130,181	100.0%

Total Revenue:

	Three Months Ended September 30,
	2014		2013

Project Management	$121,746	75.4%	$115,533	78.5%
Construction Claims	39,745	24.6	31,661	21.5
Total	$161,491	100.0%	$147,194	100.0%

Operating Profit:

	Three Months Ended September 30,
	2014	2013

Project Management	$12,960	$11,290
Construction Claims	5,269	3,806
Corporate	(6,932)	(6,844)
Total	$11,297	$8,252

Depreciation and Amortization Expense:

	Three Months Ended September 30,
	2014	2013

Project Management	$1,718	$1,930
Construction Claims	640	741
Subtotal segments	2,358	2,671
Corporate	54	54
Total	$2,412	$2,725

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,
	2014		2013

U.S./Canada	$32,228	22.2%	$31,197	24.0%
Latin America	10,503	7.2	11,329	8.7
Europe	18,950	13.0	18,211	14.0
Middle East	68,043	46.8	56,588	43.5
Africa	5,580	3.8	6,735	5.2
Asia/Pacific	10,020	7.0	6,121	4.6
Total	$145,324	100.0%	$130,181	100.0%

U.S.	$31,309	21.5%	$30,334	23.3%
Non-U.S.	114,015	78.5	99,847	76.7
Total	$145,324	100.0%	$130,181	100.0%

For the third quarter ended September 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $18,666,000 representing 12.8% of the total and Oman’s consulting fee revenue amounted to $16,098,000 representing 11.1% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

For the third quarter ended September 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $16,017,000 representing 12.3% of the total and Oman’s consulting fee revenue amounted to $14,667,000 representing 11.3% of the total. No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended September 30,
	2014		2013

U.S./Canada	$43,804	27.1%	$44,204	30.0%
Latin America	10,535	6.5	11,429	7.8
Europe	20,266	12.5	19,556	13.3
Middle East	70,218	43.5	57,804	39.3
Africa	6,480	4.0	7,637	5.2
Asia/Pacific	10,188	6.4	6,564	4.4
Total	$161,491	100.0%	$147,194	100.0%

U.S.	$42,876	26.6%	$43,327	29.4%
Non-U.S.	118,615	73.4	103,867	70.6
Total	$161,491	100.0%	$147,194	100.0%

For the third quarter ended September 30, 2014, total revenue for the United Arab Emirates amounted to $19,112,000 representing 11.8% of the total and Oman’s total revenue amounted to $16,960,000 representing 10.5% of the total.  No other country other than the United States accounted for 10% or more of consolidated total revenue.

For the third quarter ended September 30, 2013, total revenue for the United Arab Emirates amounted to $16,182,000 representing 11.0% of the total and Oman’s total revenue amounted to $14,697,000 representing 10.0% of the total.  No other country other than the United States accounted for 10% or more of consolidated total fee revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended September 30,
	2014		2013

U.S. federal government	$4,562	3.1%	$3,722	2.9%
U.S. state, regional and local governments	19,989	13.8	18,539	14.2
Foreign governments	54,361	37.4	47,516	36.5
Private sector	66,412	45.7	60,404	46.4
Total	$145,324	100.0%	$130,181	100.0%

Total Revenue By Client Type:

	Three Months Ended September 30,
	2014		2013

U.S. federal government	$5,894	3.6%	$4,253	2.9%
U.S. state, regional and local governments	28,627	17.7	24,901	16.9
Foreign governments	57,825	35.8	49,501	33.6
Private sector	69,145	42.9	68,539	46.6
Total	$161,491	100.0%	$147,194	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2014	December 31, 2013

U.S./Canada	$3,333	$3,837
Latin America	1,487	1,351
Europe	1,758	2,575
Middle East	3,350	2,167
Africa	556	182
Asia/Pacific	577	501
Total	$11,061	$10,613

U.S.	$3,333	$3,837
Non-U.S.	7,728	6,776
Total	$11,061	$10,613

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2014		2013

Project Management	$317,278	74.3%	$293,560	77.0%
Construction Claims	109,810	25.7	87,604	23.0
Total	$427,088	100.0%	$381,164	100.0%

Total Revenue

	Nine Months Ended September 30,
	2014		2013

Project Management	$356,959	75.8%	$340,700	78.9%
Construction Claims	114,184	24.2	91,031	21.1
Total	$471,143	100.0%	$431,731	100.0%

Operating Profit:

	Nine Months Ended September 30,
	2014	2013

Project Management	$37,121	$36,980
Construction Claims	10,941	9,629
Corporate	(22,110)	(21,118)
Total	$25,952	$25,491

Depreciation and Amortization Expense:

	Nine Months Ended September 30,
	2014	2013

Project Management	$5,137	$5,666
Construction Claims	1,977	2,082
Subtotal segments	7,114	7,748
Corporate	162	173
Total	$7,276	$7,921

Consulting Fee Revenue by Geographic Region:

	Nine Months Ended September 30,
	2014		2013

U.S./Canada	$93,227	21.8%	$92,472	24.3%
Latin America	32,315	7.6	36,385	9.5
Europe	58,337	13.7	57,888	15.2
Middle East	200,045	46.8	161,065	42.3
Africa	17,864	4.2	16,165	4.2
Asia/Pacific	25,300	5.9	17,189	4.5
Total	$427,088	100.0%	$381,164	100.0%

U.S.	$90,533	21.2%	$89,792	23.6%
Non-U.S.	336,555	78.8	291,372	76.4
Total	$427,088	100.0%	$381,164	100.0%

During the nine months ended September 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $52,385,000 representing 12.3% of the total and Oman’s consulting fee revenue amounted to $50,175,000 representing 11.7% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

During the nine months ended September 30, 2013, consulting fee revenue for the United Arab Emirates amounted to $50,485,000 representing 13.2% of the total. No other country other than the United States accounted for 10% or more of the consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Nine Months Ended September 30,
	2014		2013

U.S./Canada	$122,127	25.9%	$131,430	30.4%
Latin America	32,577	6.9	36,677	8.5
Europe	62,160	13.2	61,471	14.2
Middle East	207,691	44.1	165,492	38.3
Africa	20,576	4.4	18,733	4.3
Asia/Pacific	26,012	5.5	17,928	4.3
Total	$471,143	100.0%	$431,731	100.0%

U.S.	$119,378	25.3%	$128,652	29.8%
Non-U.S.	351,765	74.7	303,079	70.2
Total	$471,143	100.0%	$431,731	100.0%

For the first nine months ended September 30, 2014, total revenue for the United Arab Emirates amounted to $53,352,000 representing 11.3% of the total and Oman’s total revenue amounted to $53,773,000 representing 11.4% of the total.  No other country other than the United States accounted for 10% or more of consolidated total revenue.

For the first nine months ended September 30, 2013, total revenue for the United Arab Emirates amounted to $51,540,000 representing 11.9% of the total.  No other country other than the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Nine Months Ended September 30,
	2014		2013

U.S. federal government	$11,169	2.6%	$11,613	3.0%
U.S. state, regional and local governments	55,029	12.9	53,360	14.0
Foreign governments	165,325	38.7	129,608	34.0
Private sector	195,565	45.8	186,583	49.0
Total	$427,088	100.0%	$381,164	100.0%

Total Revenue By Client Type:

	Nine Months Ended September 30,
	2014		2013

U.S. federal government	$13,763	2.9%	$13,436	3.1%
U.S. state, regional and local governments	74,456	15.8	76,822	17.8
Foreign governments	175,490	37.2	135,426	31.4
Private sector	207,434	44.1	206,047	47.7
Total	$471,143	100.0%	$431,731	100.0%

Note 14 — Client Concentrations

The Company had no clients that accounted for 10% or more of total revenue during the third quarter ended September 30, 2014 and one client, located in Oman, that accounted for 10% of total revenue during the same quarter in 2013. The Company had one client, located in Oman, that accounted for 10% and 11% of consulting fee revenue during the third quarter ended September 30, 2014 and 2013.

The Company had one client, located in Oman, that accounted for 10% of total revenue during the nine months ended September 30, 2014.  No client accounted for 10% or more of total revenue for the nine months ended September 30, 2013. The Company had one client, located in Oman, that accounted for 11% of consulting fee revenue during the nine months ended September 30, 2014.  No client accounted for 10% or more of consulting fee revenue during the nine months ended September 30, 2013.

One client, located in Libya, accounted for 20% and 25% of accounts receivable at September 30, 2014 and December 31, 2013.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 4% and 3% of total revenue during the third quarter ended September 30, 2014 and 2013 and 3% of total revenue during both the nine months ended September 30, 2014 and 2013.

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

Acquisition—Related Contingencies

The Company’s wholly-owned subsidiary, Hill International (Spain), S.A. (“Hill Spain”), acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to July 31, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain will pay approximately 7,838,000 Brazilian Reais (approximately $3,203,000 at September 30, 2014).  After the transaction is completed, Hill Spain will own approximately 72% of ESA.  In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent’s Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction.  Accordingly, Hill Spain accrued the liability of 7,838,000 Brazilian Reais which is in other current liabilities, reduced noncontrolling interests by 5,839,000 Brazilian Reais (approximately $2,649,000), and reduced additional paid in capital by approximately 1,999,000 Brazilian Reais (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.  The Company paid the liability plus interest in October 2014.

The Company was contingently committed to issue shares of its common stock to the former shareholders of BCA in satisfaction of the Third Tranche Payment, which was to be based upon the difference between the average net profit before taxes for the two-year periods ended July 31, 2014 and the net profit before taxes for the year ended July 31, 2012.  BCA’s average net profit before taxes for the two years ended July 31, 2014 was not sufficient to earn any of the Third Tranche Payment, which had been estimated to be approximately $902,000 at the date of acquisition.  The Company had included the estimated liability in other current liabilities at December 31, 2013. Since no amount is due to the selling shareholders, the liability has been eliminated by a credit to selling, general and administrative expenses in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2014.

The Company is committed to issue shares of its common stock to the former shareholders of CPI for certain contingent consideration.  In connection therewith, on March 7, 2014, the Company issued 171,308 shares of its common stock with a value of $618,000 representing CPI’s common equity in excess of $600,000. On December 24, 2014, the former shareholders will receive, subject to potential offset, an additional $350,000 in shares of common stock; the number of shares will be determined based on the average closing price of the common stock for the ten trading days ending on December 18, 2014. The final issuance will be determined based upon 50% of the operating profit of CPI in excess of $1,000,000 for the first twelve-month period after closing, but in no event more than $500,000.

Note 16 — Subsequent Events

On October 31, 2014, the Company acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which includes its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”), a group of firms that provide multi-disciplinary engineering and other technical consulting services.  Cadogans, which has approximately 30 professionals, has offices in Glasgow and Dundee in Scotland.  Total consideration for the acquisition consists of £1,800,000 plus the net asset value of the business to be determined within 30 days of closing.  This consideration consists of £1,000,000 paid in cash at closing, £600,000 to be paid in cash on October 31, 2015, and an earnout based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).

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

CFR increased $15,143,000, or 11.6%, to $145,324,000 during the third quarter of 2014 from $130,181,000 during the third quarter of 2013.  CFR for the Project Management segment increased $7,386,000, principally due to increased work in the Middle East, primarily the United Arab Emirates, Qatar and Iraq.  CFR for the Construction Claims segment increased by $7,757,000, due primarily to increases in the Middle East and Asia/Pacific.

CFR increased $45,924,000, or 12.0%, to $427,088,000 during the nine-month period ended September 30, 2014 from $381,164,000 during the nine-month period ended September 30, 2013.  CFR for the Project Management segment increased $23,718,000, principally due to increased work in the Middle East, primarily Oman, Qatar and Iraq.  CFR for the Construction Claims segment increased by $22,206,000, due primarily to increases in the United Kingdom, Asia/Pacific, South Africa and the Middle East.

Net loss attributable to Hill was ($8,966,000) during the third quarter of 2014 compared to net earnings of $2,556,000 during the third quarter of 2013.  The net loss was primarily due to the recognition in interest expense of a $9,338,000 principal prepayment and the expensing of $1,482,000 of deferred financing costs related to the refinancing of our senior credit facility and term loan.  Diluted loss per common share was ($0.19) during the third quarter of 2014 based upon 46,606,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.06 during the third quarter ended 2013 based upon 39,494,000 diluted common shares outstanding.

Net loss attributable to Hill was ($7,395,000) during the nine-month period ended September 30, 2014 compared to net earnings of $2,895,000 during the nine-month period ended September 30, 2013.  The net loss was primarily due to the recognition in interest expense of a $9,338,000 principal prepayment and the expensing of $1,482,000 of deferred financing costs related to the refinancing of our senior credit facility and term loan.  Diluted loss per common share was ($0.17) during the nine—month period ended September 30, 2014 based upon 42,348,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.07 during the nine-month period ended September 30, 2013 based upon 39,135,000 diluted common shares outstanding.

We have open but inactive contracts in Libya.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from our client, the Libyan Organization for the Development of Administrative Centres (“ODAC”), for work performed prior to March 2011.  The remaining accounts receivable balance with ODAC is now approximately $50,100,000.  Currently, the Company is seeking to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts.  The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  However management believes that these payments were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.  However, the Company cannot predict with certainty when the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  Accordingly, the Company believes that recovery of its receivable from ODAC through continued negotiation, rather than legal action, remains appropriate.  In the event that continued negotiations with ODAC are determined to be unsuccessful, the Company will value its legal claims and adjust the carrying amount of this receivable, which could have a significant adverse impact on its consolidated results of operations and consolidated financial position.

Despite continuing global economic uncertainty and current limits to financial credit, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  Among other things, our optimism stems from the high level of our backlog which amounted to a record $1,073,000,000 at September 30, 2014. Our 12-month backlog on that date was a record $457,000,000.

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

Three Months Ended September 30, 2014 Compared to

Three Months Ended September 30, 2013

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$106,969	73.6%	$99,583	76.5%	$7,386	7.4%
Construction Claims	38,355	26.4	30,598	23.5	7,757	25.4
Total	$145,324	100.0%	$130,181	100.0%	$15,143	11.6%

The increase in CFR included an organic increase of 10.4% primarily in the Middle East and an increase of 1.2% due to the acquisition of Collaborative Partners, Inc. (“CPI”) in December 2013.

The increase in Project Management CFR included an organic increase of 5.8% and an increase of 1.6% from the acquisition of CPI. The increase in CFR consisted of a $6,467,000 increase in foreign projects and an increase of $919,000 in domestic projects. The increase in foreign Project Management CFR included an increase of $2,420,000 in the United Arab Emirates, $2,328,000 in Qatar and $2,107,000 in Iraq. These increases were partially offset by a decrease of $1,125,000 in Brazil. The increase in domestic Project Management CFR was due primarily to the acquisition of CPI.

The increase in Construction Claims CFR was all organic and was primarily due to increases in Asia/Pacific and the Middle East.

Reimbursable Expenses

	Three Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$14,777	91.4%	$15,950	93.8%	$(1,173)	(7.4)%
Construction Claims	1,390	8.6	1,063	6.2	327	30.8
Total	$16,167	100.0%	$17,013	100.0%	$(846)	(5.0)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our total revenue and total direct expenses captions in our consolidated statements of operations. The decrease in Project Management reimbursable expenses was primarily due to lower use of subcontractors in our New York office, partially offset by high subcontractor cost in our Western U.S. region.

Cost of Services

	Three Months Ended September 30,
	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$65,702	79.5%	61.4%	$62,246	82.2%	62.5%	$3,456	5.6%
Construction Claims	16,973	20.5	44.3	13,488	17.8	44.1	3,485	25.8
Total	$82,675	100.0%	56.9%	$75,734	100.0%	58.2%	$6,941	9.2%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work there, partially offset by a decrease in Brazil.

The increase in the cost of services for Construction Claims was due primarily to increases in direct costs in the Middle East, the United Kingdom and Asia/Pacific in support of the increased CFR.

Gross Profit

	Three Months Ended September 30,
	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$41,267	65.9%	38.6%	$37,337	68.6%	37.5%	$3,930	10.5%
Construction Claims	21,382	34.1	55.7	17,110	31.4	55.9	4,272	25.0
Total	$62,649	100.0%	43.1%	$54,447	100.0%	41.8%	$8,202	15.1%

The increase in Project Management gross profit included an increase of $3,413,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar, the United Arab Emirates and Iraq.

The increase in Construction Claims gross profit was driven by increases in Asia/Pacific and the Middle East.

The overall gross profit percentage increased due to higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$51,352	35.3%	$46,195	35.5%	$5,157	11.2%

The significant components of the change in SG&A are as follows:

•                  An increase of $3,247,000 in unapplied labor primarily due to the impact of new hires in support of increased work and salary increases.  Approximately $2,340,000 of the increase was from Construction Claims, primarily in the Middle East and Asia/Pacific, in support of the increase in work. Unapplied labor also increased by $249,000 due to the acquisition of CPI;

•                  An increase of $1,630,000 in indirect labor primarily due to raises, new hires for business development in the United States Project Management group and increased staff in support of the growth in the Middle East.

Operating Profit

	Three Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management	$12,960	12.1%	$11,290	11.3%	$1,670	14.8%
Construction Claims	5,269	13.7	3,806	12.4	1,463	38.4
Corporate	(6,932)		(6,844)		(88)	1.3
Total	$11,297	7.8%	$8,252	6.3%	$3,045	36.9%

The increase in Project Management operating profit included increases in the Middle East, primarily Oman, Qatar and the United Arab Emirates, partially offset by decreases in Europe.

The increase in Construction Claims operating profit was primarily due to increases in Asia Pacific and the Middle East, partially offset by decreases in the United Kingdom and South Africa.

Corporate expenses were held to an increase of only 1.3% compared to an increase in CFR of 11.6%. Corporate expenses represented 4.8% of CFR.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees increased $10,623,000 to $16,112,000 during the three-month period ended September 30, 2014 as compared with $5,489,000 during the three-month period ended September 30, 2013 including an increase of $9,338,000 due to the accelerated interest paid upon settlement of the 2012 term loan and an increase of $1,482,000 for the expensing of the financing fees from the payoff and termination of the Company’s senior credit facility and term loan in the third quarter of 2014.

Income Taxes

During the three-month periods ended September 30, 2014 and 2013, the Company recognized an income tax expense of $3,800,000 and an income tax benefit of ($179,000), respectively.  The income tax expense was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize. During the three months ended September 30, 2014 and 2013, the Company recognized a $0 and $2,473,000 income tax benefit, respectively, related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. The Company’s income tax expense (benefit) during the three-month periods ended September 30, 2014 and 2013 included tax expense (benefit) of $206,000 and ($105,000), respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates during the three-month periods ended September 30, 2014 and 2013 were (78.9%) and (6.5%), respectively.  The difference in the Company’s effective tax rate in 2014 was primarily related to the $2,473,000 reversal of the reserve for uncertain tax positions discussed above and to a significant increase in the U.S. pre-tax loss in 2014 primarily due to the recognition by the Company of an additional $10,820,000 of interest expense in the U.S. related to the refinancing of the Company’s senior credit facility and term loan late in the third quarter of 2014.

Net (Loss) Earnings Attributable to Hill International, Inc.

Net loss attributable to Hill International, Inc. during the three-month period ended September 30, 2014 was ($8,966,000), or ($0.19) per diluted common share, based on 46,606,000 diluted common shares outstanding, as compared to net earnings for the three-month period ended September 30, 2013 of $2,556,000, or $0.06 per diluted common share, based upon 39,494,000 diluted common shares outstanding.  The primary reasons for the change is due to the accelerated interest and financing fee expense of $10,820,000 as a result of the payoff and termination of the senior credit facility and term loan in September 2014.

Nine Months Ended September 30, 2014 Compared to

Nine Months Ended September 30, 2013

Results of Operations

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$317,278	74.3%	$293,560	77.0%	$23,718	8.1%
Construction Claims	109,810	25.7	87,604	23.0	22,206	25.3
Total	$427,088	100.0%	$381,164	100.0%	$45,924	12.0%

The increase in CFR included an organic increase of 10.3% primarily in the Middle East and an increase of 1.7% due to the acquisitions of BCA in May 2013 and CPI in December 2013.

The increase in Project Management CFR included an organic increase of 6.6% and an increase of 1.5% from the acquisition of CPI. The increase in CFR consisted of a $24,140,000 increase in foreign projects and a decrease of $422,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $11,517,000 in Oman, $8,763,000 in Qatar and $6,894,000 in Iraq. These increases were partially offset by a decrease of $6,616,000 in Brazil.  The decrease in domestic Project Management CFR was due primarily to decreases in our Southern and Western U. S. regions, partially offset by an increase in our Northeast region due to the acquisition of CPI.

The increase in Construction Claims CFR was comprised of an organic increase of 22.9% and a 2.4% increase from the acquisition of BCA.  The organic increase was primarily due to increases in Asia/Pacific, the United Kingdom, South Africa and the Middle East.

Reimbursable Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
Project Management	$39,681	90.1%	$47,140	93.2%	$(7,459)	(15.8)%
Construction Claims	4,374	9.9	3,427	6.8	947	27.6
Total	$44,055	100.0%	$50,567	100.0%	$(6,512)	(12.9)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our total revenue and total direct expenses captions in our consolidated statements of operations. The decrease in Project Management reimbursable expense is primarily due to lower use of subcontractors in our New York office, partially offset by increased subcontractors in Oman and the Western U.S. region. The increase in Construction Claims reimbursable expenses was due primarily to increases in the United Kingdom due to subcontractors and other reimbursable expenses associated with the increased work volume.

Cost of Services

	Nine Months Ended September 30,
	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$195,752	80.1%	61.7%	$185,108	82.7%	63.1%	$10,644	5.8%
Construction Claims	48,759	19.9	44.4	38,681	17.3	44.2	10,078	26.1
Total	$244,511	100.0%	57.3%	$223,789	100.0%	58.7%	$20,722	9.3%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the Middle East in support of increased work there and to a lesser degree to the CPI acquisition, partially offset by decreases in Brazil.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the United Kingdom, Asia/Pacific and the Middle East.

Gross Profit

	Nine Months Ended September 30,
	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$121,526	66.6%	38.3%	$108,452	68.9%	36.9%	$13,074	12.1%
Construction Claims	61,051	33.4	55.6	48,923	31.1	55.8	12,128	24.8
Total	$182,577	100.0%	42.7%	$157,375	100.0%	41.3%	$25,202	16.0%

The increase in Project Management gross profit included an increase of $13,383,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar and Iraq, partially offset by a decrease in Brazil and Azerbaijan.

The increase in Construction Claims gross profit was driven by increases in the United Kingdom, Asia/Pacific and South Africa.

The overall gross profit percentage increased due higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management.

Selling, General and Administrative (“SG&A”) Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$156,625	36.7%	$131,884	34.6%	$24,741	18.8%

The significant components of the change in SG&A are as follows:

•                  An increase of $13,858,000 in unapplied labor primarily due to the impact of new hires, salary increases and a decrease in utilization in the early part of 2014.  There was an increase of approximately $5,791,000 for new staff required on increased work volume in the Middle East for Project Management and in the United Kingdom and Asia/Pacific for Construction Claims, an increase of approximately $2,851,000 primarily for new staff hired in the Middle East for Construction Claims in anticipation of expanded work which started later than anticipated and an increase of $1,701,000 in the United States Project Management Group due to decreased utilization in the first half of the year. Unapplied labor also increased by approximately $1,225,000 due to the acquisitions of BCA and CPI;

•                  An increase in indirect labor of $5,462,000 primarily due to salary increases, new hires for business development in the Project Management Group and increased staff in support of the growth in the Middle East;

•                  An increase of $3,683,000 resulting from the elimination in 2013 of a 2012 reserve for potential employment tax liabilities for a foreign subsidiary which was later indemnified by the former shareholders of the subsidiary.

Operating Profit

	Nine Months Ended September 30,
	2014		2013		Change
	(dollars in thousands)
		% of CFR		% of CFR

Project Management	$37,121	11.7%	$36,980	12.6%	$141	0.4%
Construction Claims	10,941	10.0	9,629	11.0	1,312	13.6
Corporate	(22,110)		(21,118)		(992)	4.7
Total	$25,952	6.1%	$25,491	6.7%	$461	N.M.

The increase in Project Management operating profit included increases in the Middle East, primarily Oman, Qatar and Iraq, partially offset by decreases in Brazil and Europe.

The increase in Construction Claims operating profit was primarily due to an increase in Asia/Pacific, partially offset by a decrease in the Middle East and the United Kingdom.

Corporate expenses increased by $992,000 which was primarily due to salary increases and information technology costs in support of growing operations overseas. Corporate expenses increased by 4.7% compared to an increase of 12.0% in CFR. Corporate expenses represented 5.2% of CFR.

Interest Expense and Related Financing Fees, net

Interest and related financing fees increased $9,577,000 to $26,834,000 during the nine months ended September 30, 2014 compared to $17,257,000 during the same period in 2013 including an increase of $9,338,000 due to the accelerated interest paid upon the early payoff and termination of the term loan and an increase of $1,482,000 for the expensing of the financing fees from the payoff and termination of the Company’s senior credit facility and term loan in late September of 2014.

Income Taxes

During the nine-month periods ended September 30, 2014 and 2013, the Company recognized an income tax expense of $5,424,000 and $3,983,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  During the nine-month periods ended September 30, 2014 and 2013, the Company recognized income tax benefits of $2,514,000 and $2,473,000, respectively, related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities.  In 2014, the Company also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $250,000 and $40,000 during the nine-month periods ended September 30, 2014 and 2013, respectively.

The effective income tax rates for the nine-month periods ended September 30, 2014 and 2013 were (614.9%) and 48.4%, respectively. The difference in the Company’s effective tax rate in 2014 was primarily related to a significant increase in the U.S. pre-tax loss in 2014 due to the recognition by the Company of an additional $10,820,000 of interest expense in the U.S. related to the payoff and termination of the Company’s senior credit facility and term loan in the third quarter of 2014.

Net (Loss) Earnings Attributable to Hill International, Inc.

Net loss attributable to Hill International, Inc. during the nine-month period ended September 30, 2014 was ($7,395,000), or ($0.17) per diluted common share, based upon 42,348,000 diluted common shares outstanding, as compared to net earnings for the nine-month period ended September 30, 2013 of $2,895,000, or $0.07 per diluted common share, based upon 39,135,000 diluted common shares outstanding. The primary reasons for the change is due to the accelerated interest and financing fee expense of $10,820,000 as a result of the payoff and termination of the senior credit agreement and term loan in September 2014.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three and nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) earnings	$(8,966)	$2,556	$(7,395)	$2,895
Interest expense, net	16,112	5,489	26,834	17,257
Income tax expense (benefit)	3,800	(179)	5,424	3,983
Depreciation and amortization	2,412	2,725	7,276	7,921
EBITDA	$13,358	$10,591	$32,139	$32,056

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  See Note 7 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan.  At September 30, 2014, our primary sources of liquidity consisted of $28,525,000 of cash and cash equivalents, of which $1,526,000 was on deposit in the U.S. and $26,999,000 was on deposit in foreign locations, and $29,179,000 of available borrowing capacity under our various credit facilities.  Approximately $14,368,000 of the cash on deposit in foreign locations is required for working capital needs in those countries and the currency limitations related to Libyan dinars.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts and/or acts of terrorism or political unrest in or around the various areas in which we operate, could adversely affect our liquidity and results of operations.  See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts in Libya.  Due to the political unrest which commenced in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.

In late 2013, the Company’s accounts receivable related to the work performed prior to March 2011 pursuant to contracts with the Libyan government was reduced by approximately $3,100,000 which included a payment of approximately 3,000,000 Libyan dinars (“LYD”).  In early 2014, the Company received additional payments of approximately $6,800,000 consisting of approximately 200,000 pounds sterling ($300,000), approximately LYD 2,100,000 ($1,700,000) and $4,800,000 in U.S. dollars.  At September 30, 2014, the remaining accounts receivable outstanding amounted to approximately $50,100,000.

The LYD cash payments are not freely convertible into other currencies.  As a result, this cash remains in Hill’s Libyan bank account.  Currently, the Company is seeking to recover its receivable from ODAC through ongoing negotiations rather than pursue its legal rights for payment under the contracts. The Company continues to believe that this course of action provides the best likelihood for recovery as it could result in completion of and payment on the existing contracts as well as the potential for the award of new contracts.  There is at present no formal agreement, understanding or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts.  Management believes that the recent payments made in 2013 and 2014 were made in good faith and are a positive indication that ODAC intends to satisfy its obligations to Hill.   However, the Company cannot predict with certainty when the remaining accounts receivable will be paid by the Libyan authorities or when work will resume there.  Accordingly, the Company believes that recovery of its receivable from ODAC through continued negotiation, rather than legal action, remains appropriate.  In the event that continued negotiations with ODAC are determined to be unsuccessful, the Company will value its legal claims and adjust the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), acquired in 2011 an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  In April 2014, two of the minority shareholders exercised their ESA Put Option.  After the transaction is completed, Hill Spain will own approximately 72% of ESA. The value of the ESA Put Option is approximately 7,838,000 Brazilian Reais (approximately $3,203,000).  Hill Spain paid the liability, plus interest of approximately 245,000 Brazilian Reais (approximately $100,000) in October 2014.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Total consideration for the acquisition consists of £1,800,000 plus the net asset value of the business to be determined within 30 days of closing.  This consideration consists of £1,000,000 paid in cash at closing, £600,000 to be paid in cash on October 31, 2015, and an earnout based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).

Sources of Additional Capital

We have an effective registration statement on Form S-4 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for use in future acquisitions. In connection with our acquisition of CPI, we will issue additional shares of our common stock in connection with certain additional consideration and contingent consideration. We cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

In addition, we have an effective registration statement on Form S-3 on file with the SEC to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of Revolving Credit Facilities and Term Loan Facility. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

Effective September 26, 2014, the Company and its subsidiary, Hill International N.V., entered into a credit agreement consisting of a term loan facility of $120,000,000 and revolving credit facilities of $45,000,000. The revolving credit facilities consist of a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver”) and a $15,000,000 Euro-denominated facility available to Hill International N.V. (the “International Revolver”). The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.  Approximately $108,534,000 of the proceeds from the term loan facility were utilized for consummating the payoff and termination of our existing credit arrangements (the “Refinancing”), approximately $9,484,000 was used to pay fees and expenses of the transaction, and the balance of approximately $1,982,000 will be used for working capital needs.  The revolving credit facilities will be used for working capital needs, general corporate purposes, or letters of credit, as we deem appropriate.

At September 30, 2014, we had $9,841,000 of available borrowing capacity under our domestic credit agreement and $19,338,000 of available borrowing capacity under our foreign credit agreements.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2014, we had approximately $46,303,000 of availability under these commitments.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine Months Ended September 30, 2014

During the first nine months ended September 30, 2014, our cash and cash equivalents decreased by $1,856,000 to $28,525,000.  Cash used in operations was $6,348,000, cash used in investing activities was $2,393,000 and cash provided by financing activities was $9,316,000.  We also experienced a decrease in cash of $2,431,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $6,348,000 during the nine months ended September 30, 2014.  This compares to cash provided by operating activities of $8,885,000 during the same period in 2013. We had a consolidated net loss during the nine-month period ended September 30, 2014 amounting to ($6,306,000) compared to a consolidated net income of $4,251,000 during the same period in 2013.  Depreciation and amortization was $7,276,000 during the nine months ended September 30, 2014 compared to $7,921,000 during the same period in 2013.  The decrease in depreciation and amortization is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.  Interest accretion was $15,526,000 due to the pay down and termination of the term loan in September 2014.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at September 30, 2014 and September 30, 2013 were $16,132,000 and $16,791,000, respectively.  The change results primarily from a reduction in the collateral requirements due to changes in financial institutions, partially offset by increases due to new collateral issued to support certain letters of credit related to new work in the Middle East.

Average days sales outstanding (“DSO”) at September 30, 2014 was 116 days compared to 125 days at September 30, 2013. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end gross accounts receivable balance by average daily revenue (i.e., in this case, revenue for the quarter divided by 90 days). The decrease in DSO in 2014 was caused by the increases in our revenue outpacing the growth in our accounts receivable. The overall level of DSO continues to be affected by the receivable due from the Libyan Organization for the Development of Administrative Centers (“ODAC”) which is approximately $50,100,000 at September 30, 2014. This situation has had a detrimental effect on our operating cash flows over the last four years, and we have had to rely on borrowings to support our operations.  Excluding the ODAC receivable, the DSO would have been 89 days at September 30, 2014 and 90 days at September 30, 2013. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $2,393,000 which was used to purchase computers, office equipment, furniture and fixtures to support the growth in our business.

Financing Activities

Net cash provided by financing activities was $9,316,000.  We received $38,078,000 from a secondary offering of our common stock and $120,000,000 from proceeds of a new term loan, the proceeds of which were used to pay down and terminate our 2009 Credit Agreement ($25,500,000) and 2012 Term Loan ($100,000,000). During the year, we repaid $14,793,000 of borrowings under our Credit Agreement.  In connection with our new term loan and revolving credit agreements, we paid $9,484,000 for financing fees and expenses.  We also received $1,190,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options.

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

At September 30, 2014, our backlog was a record $1,073,000,000 compared to $972,000,000 at June 30, 2014.  At September 30, 2014, backlog attributable to work in Libya amounted to $44,000,000.  We estimate that a record $457,000,000, or 42.6%, of the backlog at September 30, 2014 will be recognized during the twelve months subsequent to September 30, 2014.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of September 30, 2014:
Project Management	$1,026,000	95.6%	$410,000	89.7%
Construction Claims	47,000	4.4%	47,000	10.3%
	$1,073,000	100.0%	$457,000	100.0%

As of June 30, 2014:
Project Management	$923,000	95.0%	$355,000	87.9%
Construction Claims	49,000	5.0%	49,000	12.1%
	$972,000	100.0%	$404,000	100.0

As of September 30, 2013:
Project Management	$911,000	95.8%	$342,000	89.5%
Construction Claims	40,000	4.2%	40,000	10.5%
	$951,000	100.0%	$382,000	100.0

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

Item 4.                                 Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

Dated: November 3, 2014	By:	/s/ Irvin E. Richter

Irvin E. Richter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2014	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2014	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)