Form 10-K
period 2014-12-31
Hill International, Inc.
filed 2015-03-13
CIK 1287808

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of shares of common stock held by non-affiliates on June 30, 2014 was approximately $170,206,000. As of March 6, 2015, there were 50,373,757 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the proxy statement for the 2015 Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business.

General

        Hill International, Inc., with 4,600 professionals in 100 offices worldwide, provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets. According to the June 16, 2014 edition of Engineering News-Record magazine, Hill is the ninth largest construction management firm and eleventh largest program management firm headquartered in the United States. The terms "Hill", the "Company", "we", "us" and "our" refer to Hill International, Inc.

        We compete for business based on a variety of factors such as technical capability, global resources, price, reputation and past experience, including client requirements for substantial experience in similar projects and claims work. We have developed significant long-standing relationships, which bring us repeat business and would be very difficult to replicate. We believe we have an excellent reputation for attracting and retaining professionals. In addition, we believe there are high barriers to entry for new competitors especially in the project management market.

Our Growth Strategy

        Our growth strategy emphasizes the following key elements:

  •
  Increase Revenues from Our Existing Clients.  We have long-standing relationships with a number of public and private sector entities. Meeting our clients' diverse needs in managing construction risk and generating repeat business from our clients to expand our project base is one of our key growth strategies. We accomplish this objective by providing a broad range of project management and construction claims consulting services in a wide range of geographic areas that support our clients during every phase of a project, from concept through completion. We believe that nurturing our existing client relationships expands our project base through repeat business.

  •
  Capitalize Upon the Substantial Expected Spend in Our Markets.  We believe that the demand for project management services will grow with increasing construction and infrastructure spending in the markets we serve. We believe that our reputation and experience combined with our broad platform of service offerings will enable us to capitalize on increases in demand for our services. In addition, we strategically open new offices to expand into new geographic areas and we aggressively hire individuals with significant contacts to accelerate growth of these new offices and to strengthen our presence in existing markets.

  •
  Continue to Pursue Acquisitions.  We operate in a highly fragmented industry with many smaller, regional competitors. Our acquisition strategy allows us to manage risk by diversifying our markets, which enables us to compete better by integrating capabilities and obtaining new relationships. We pursue acquisitions primarily for three reasons: to expand into new geographic markets; add to professional resources and improve critical mass in existing markets to compete more effectively; and to enhance our specialization and capability in certain strategic areas. We intend to continue to pursue both U.S. acquisitions to round out our domestic presence and enhance capabilities in specific areas and foreign acquisitions that bring new relationships as well as widen our geographic base to offer our global capabilities.

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

Reporting Segments

        We operate through two reporting segments: the Project Management Group and the Construction Claims Group. Our total revenue consists of two components: consulting fee revenue ("CFR") and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs are subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of CFR from our operations in each reporting segment for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue ("CFR")

	2014		2013		2012
Project Management	$427,515	74.2%	$392,602	76.7%	$312,232	74.8%
Construction Claims	148,290	25.8	119,483	23.3	105,366	25.2

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

Project Management

        Our Project Management Group provides fee-based or "agency" construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

        Our clients are typically billed a negotiated multiple of the actual direct cost of each professional assigned to a project and we are reimbursed for our out-of-pocket expenses. We believe our fee-based consulting has significant advantages over traditional general contractors. Specifically, because we do not assume project completion risk, our fee-based model eliminates many of the risks typically associated with providing "at risk" construction services.

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

Global Business

        We operate worldwide and currently have over 100 offices in over 40 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue by Geographic Region:

	2014		2013		2012
U.S./Canada	$125,691	21.8%	$121,291	23.7%	$117,593	28.2%
Latin America	40,844	7.1	49,188	9.6	51,820	12.4
Europe	79,009	13.7	75,398	14.7	84,267	20.2
Middle East	270,924	47.1	219,315	42.8	134,037	32.1
Africa	23,849	4.1	22,744	4.4	13,591	3.3
Asia/Pacific	35,488	6.2	24,149	4.8	16,290	3.8

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

U.S.	$122,096	21.2%	$117,740	23.0%	$114,368	27.4%
Non-U.S.	453,709	78.8	394,345	77.0	303,230	72.6

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

Growth Organically and Through Acquisitions

        Over the years, our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Over the past 17 years, we have completed 23 acquisitions of project management and claims consulting businesses.

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

Clients

        Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type:

	2014		2013		2012
U.S. federal government	$13,250	2.3%	$14,958	2.9%	$12,877	3.1%
U.S. state, regional and local governments	74,921	13.0	69,477	13.6	61,790	14.8
Foreign governments	219,605	38.1	181,066	35.3	96,242	23.0
Private sector	268,029	46.6	246,584	48.2	246,689	59.1

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

        The following table sets forth the percentage of our consulting fee revenue contributed by each of our five largest clients for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Largest Client	11.0%	10.0%	3.6%
2nd largest client	3.4%	3.4%	2.6%
3rd largest client	2.6%	2.3%	2.2%
4th largest client	2.6%	1.6%	2.1%
5th largest client	2.5%	1.6%	2.0%

Top 5 largest clients	22.1%	18.9%	12.5%

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

        For the year ended December 31, 2014, CFR from U.S. and foreign government contracts represented approximately 53.4% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

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

Backlog

        We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management's estimate of the amount of contracts and awards in hand that we expect to result in future consulting fees. Project Management backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled. Construction Claims backlog is based largely on management's estimates of future revenue based on known construction claims assignments. Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

        Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

        At December 31, 2014, our backlog was a record $1,080,000,000, compared to approximately $1,027,000,000 at December 31, 2013. At December 31, 2014, backlog attributable to uncompleted work in Libya amounted to approximately $44,000,000. We estimate that approximately $470,000,000, or 43.5% of the backlog at December 31, 2014, will be recognized during our 2015 fiscal year.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of December 31, 2014:
Project Management	$1,034,000	95.7%	$424,000	90.2%
Construction Claims	46,000	4.3	46,000	9.8

Total	$1,080,000	100.0%	$470,000	100.0%

As of September 30, 2014:
Project Management	$1,026,000	95.6%	$410,000	89.7%
Construction Claims	47,000	4.4	47,000	10.3

Total	$1,073,000	100.0%	$457,000	100.0%

As of December 31, 2013:
Project Management	$984,000	95.8%	$351,000	89.1%
Construction Claims	43,000	4.2	43,000	10.9

Total	$1,027,000	100.0%	$394,000	100.0%

Competition

        The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other "pure" construction management companies, other claims consulting firms, the "Big Four" and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2014, some of our largest project management competitors included: AECOM Technology Corp., ARCADIS N.V., Jacobs Engineering Group, Inc., Parsons Brinckerhoff, Inc., Parsons Corp. and Turner Construction Co. Some of our largest claims consulting competitors last year included: Driver Group, Ltd., Exponent, Inc., Navigant Consulting, Inc. and Systech Group, Ltd.

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

Executive Officers

Name	Age	Position
David L. Richter	48	President and Chief Executive Officer
Raouf S. Ghali	53	Chief Operating Officer
Thomas J. Spearing III	48	Regional President (Americas), Project Management Group
Mohammed Al Rais	61	Regional President (Middle East), Project Management Group
Frederic Z. Samelian	67	President, Construction Claims Group
John Fanelli III	60	Senior Vice President and Chief Financial Officer
Ronald F. Emma	63	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	48	Senior Vice President and General Counsel
Catherine H. Emma	55	Senior Vice President and Chief Administrative Officer
Michael J. Petrisko	50	Senior Vice President and Chief Information Officer

        On January 27, 2014, the Board of Directors approved a leadership succession plan that provided for the transition of the Chief Executive Officer position as of December 31, 2014 from Irvin E. Richter to David L. Richter. Irvin E. Richter has remained with the Company as Chairman.

        DAVID L. RICHTER has been our President and Chief Executive Officer since December 2014. Prior to his current position, he was our President and Chief Operating Officer from March 2004 to December 2014, and he has been a member of our Board of Directors since 1998. Before that, Mr. Richter was President of our Project Management Group from 2001 to 2004, Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a Fellow of the Construction Management Association of America (CMAA) and a member of the World Presidents' Organization, the Construction Industry Round Table and the American Society of Civil Engineers. He is a former member of the Board of Trustees of the Southern New Jersey Development Council and the Board of Directors of the CMAA. Mr. Richter earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania, and he is currently pursuing his M.Sc. in major program management from the University of Oxford. Mr. Richter is a son of Irvin E. Richter.

        RAOUF S. GHALI has been our Chief Operating Officer since January 2015. Prior to that, he was President of our Project Management Group (International) from January 2005 to January 2015, Senior Vice President in charge of project management operations in Europe, North Africa and the Middle East from 2001 to 2004, and Vice President from 1993 to 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993. Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne.

        THOMAS J. SPEARING III has been Regional President (Americas) of our Project Management Group since January 2015. Prior to that, he was President of our Project Management Group (Americas) from April 2009 to January 2015 and Senior Vice President and Chief Strategy Officer from September 2007 to March 2009. Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., most recently as Principal-in-Charge of its western region. Before that, Mr. Spearing was a Vice President of business development with Hill. Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College. He is founding co-chair of Pennsylvanians for Transportation Solutions (Pen Trans), is a Women's Transportation Seminar member, a member of the Legacy Foundation and Co-Chair of the Transit Builders' Trust. In addition, he has served in various leadership roles with the American Public Transit Association, including serving as chair, vice chair and secretary of its Capital Projects Subcommittee. Mr. Spearing also is active in the Southern New Jersey Development Council, the AEC Business Builders Forum, and the CMAA, among others.

        MOHAMMED AL RAIS has been Regional President (Middle East) with Hill's Project Management Group since January 2015. Prior to that, he was Senior Vice President and Managing Director (Middle East) of our Project Management Group from April 2010 to January 2015 and Vice President from 2006 to 2010. Mr. Al Rais has over 38 years of experience in the management of construction projects throughout the Middle East, North Africa, the United Kingdom and Canada. He earned his B.Sc. in city and regional planning from the University of Engineering and Technology in Pakistan and his M.Sc. in project management from the University of Reading in the United Kingdom. Mr. Al Rais is a member of the Association for Project Management in the U.K., the Canadian Business Council, the Society of Engineers in the U.A.E., the Chartered Management Institute and the Chartered Institute of Building.

        FREDERIC Z. SAMELIAN has been President of our Construction Claims Group since January 2005. He was a Senior Vice President with us from 2003 to 2004. Before that, Mr. Samelian was President of Conex International, Inc., a construction dispute resolution firm, from 2002 to 2003 and from 2000 to 2001, an Executive Director with Greyhawk North America, Inc., a construction management and consulting firm, from 2001 to 2002, and a Director with PricewaterhouseCoopers LLP from 1998 to 2000. Before that, he had worked with Hill from 1983 to August 1998. He served as Hill's President and Chief Operating Officer from 1996 to 1998. Mr. Samelian has a B.A. in international affairs from George Washington University and an M.B.A. from Southern Illinois University at Edwardsville. He is a Project Management Professional certified by the Project Management Institute and he is a licensed General Building Contractor in California and Nevada. Mr. Samelian is also a Member of the Chartered Institute of Arbitrators (CIArb) and is a CIArb Accredited Mediator. Mr. Samelian is also a licensed real estate salesperson in Nevada.

        JOHN FANELLI III has been our Senior Vice President and Chief Financial Officer since September 2006. Before that, Mr. Fanelli was Vice President and Chief Accounting Officer of CDI Corp. from 2005 to 2006, and he was Vice President and Corporate Controller of CDI Corporation (a subsidiary of CDI Corp.) from 2003 to 2006. CDI Corp. is a New York Stock Exchange-traded professional services and outsourcing firm based in Philadelphia with expertise in engineering, technical services and information technology. During 2003, Mr. Fanelli was a financial consultant to Berwind Corporation, an investment management company based in Philadelphia which owns a diversified portfolio of manufacturing and service businesses and real estate. Before that, Mr. Fanelli was employed for 18 years by Hunt Corporation, then a New York Stock Exchange-traded manufacturer and marketer of office products. At Hunt, he served as Vice President and Chief Accounting Officer from 1995 until 2003, and before that as Director of Budgeting, Financial Analysis and Control, from 1985 to 1995. Before that, Mr. Fanelli was employed with Coopers & Lybrand for eight years in various accounting and auditing positions. Mr. Fanelli earned his B.S. in accounting from LaSalle University and he is a Certified Public Accountant in Pennsylvania.

        RONALD F. EMMA has been our Senior Vice President and Chief Accounting Officer since January 2007. Mr. Emma had been Senior Vice President of Finance from 1999 to 2007. Before that, he was Vice President of Finance. Mr. Emma has been with Hill since 1980. Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells. Mr. Emma has a B.S. in accounting from St. Joseph's University and he is a Certified Public Accountant in New Jersey.

        WILLIAM H. DENGLER, JR. has been our Senior Vice President and General Counsel since March 2007. Mr. Dengler was previously Vice President and General Counsel from 2002 to 2007, and Corporate Counsel from 2001 to 2002. Mr. Dengler also serves as corporate secretary to Hill and its subsidiaries. Prior to joining Hill, Mr. Dengler served as Assistant Counsel to former New Jersey Governors Donald DiFrancesco and Christine Todd Whitman from 1999 to 2001. Mr. Dengler earned his B.A. in political science from Western Maryland College and his J.D. from Rutgers University

School of Law at Camden. He is licensed to practice law in New Jersey, as well as before the U.S. Court of Appeals for the Third Circuit and the U.S. Supreme Court.

        CATHERINE H. EMMA has been our Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from 2005 to 2007. Before that, she served as Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and holds professional memberships with Tri-State Human Resources and the Society for Human Resource Management. Ms. Emma previously participated in BNA's Human Resources Personnel Policies Forum. Ms. Emma is the wife of Ronald F. Emma.

        MICHAEL J. PETRISKO has been our Senior Vice President and Chief Information Officer since June 2014. Prior to that, Mr. Petrisko was Vice President and Chief Information Officer for STV Group, an architecture, engineering and construction management firm, from June 2012 through June 2014. Before that, Mr. Petrisko was Hill's Senior Vice President and Chief Information Officer from January 2009 through June 2012, and Vice President and Chief Information Officer from 2007 to 2008. Before that, Mr. Petrisko was Director of Global IT Operations for AECOM Technology Corp. from 2005 to 2007 and Vice President and Chief Information Officer for DMJM Harris, Inc., a subsidiary of AECOM Technology Corp., a global architecture, engineering and construction management firm, from 2002 to 2005. From 1999 to 2002, he was Director of Technical Services for Foster Wheeler Corp., an engineering and construction services firm. Mr. Petrisko studied management information technology at Thomas Edison State College and he is a member of the New Jersey Society of Information Management and a member of the CMAA.

Employees

        At February 28, 2015, we had 4,558 personnel. Of these individuals 3,656 worked in our Project Management Group, 793 worked in our Construction Claims Group and 109 worked in our Corporate Group. Our personnel included 3,784 full-time employees, 248 part-time employees and 526 independent contractors. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

Access to Company Information

        We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (the "SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

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

        For example, due to the political unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. We have substantial non-current accounts receivable related to our prior work in Libya. Please refer to Note 4 to the consolidated financial statements for a broader discussion of this matter.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

        The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients' businesses. The reduction in financial institutions' willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and related European restructuring efforts may cause the value of European currencies, including the Euro and British pound sterling, to deteriorate, thus reducing the purchasing power of European clients and reducing the translated amounts of U.S. dollar revenues. For the year ended December 31, 2014, 13.7% of our consulting fee revenue was attributable to European clients. In addition, any negative change in general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients' level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

We may be unable to win new contract awards if we cannot provide clients with letters of credit, bonds or other forms of guarantees.

        In certain international regions, primarily the Middle East, it is industry practice for clients to require letters of credit, bonds, bank guarantees or other forms of guarantees. These letters of credit, bonds or guarantees indemnify our clients if we fail to perform our obligations under our contracts. We currently have relationships with various domestic and international banking institutions to assist us in providing clients with letters of credit or guarantees. In the event there are limitations in worldwide banking capacity, we may find it difficult to find sufficient bonding capacity to meet our future bonding needs. Failure to provide credit enhancements on terms required by a client may result in our inability to compete or win a project.

International operations and doing business with foreign governments expose us to legal, political, operational and economic risks in different countries and currency exchange rate fluctuations could adversely affect our financial results.

        Our international operations contributed 78.8%, 77.0% and 72.6% of our consulting fee revenue for the years ended December 31, 2014, 2013 and 2012, respectively. There are risks inherent in doing business internationally, including:

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

        Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. In 2014, approximately 51.2% of our consulting fee revenue was derived from our operations in major oil and gas producing countries in the Middle East and Africa. A significant drop in oil or gas prices could lead to a slowdown in construction in these regions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on government contracts for a significant portion of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

        In 2014, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 2.3% and 13.0%, respectively, of our consulting fee revenue, and foreign government contracts contributed approximately 38.1% of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

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

        A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments. During the years ended December 31, 2014, 2013 and 2012, approximately 53.4%, 51.8% and 40.9%, respectively, of our consulting fee revenue were derived from such contracts.

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

We depend on contracts that may be terminated by our clients on short notice, which may adversely impact our ability to recognize all of our potential revenue and profit from the projects.

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

        At December 31, 2014, our backlog of uncompleted projects under contract or awarded was approximately $1.080 billion. The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

The project management and construction claims businesses are highly competitive and if we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues may decline.

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

        Over the past 17 years, we have acquired 23 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us.

        In addition, managing the growth of our operations will require us to continually increase and improve our operational, financial and human resources management and our internal systems and controls. If we are unable to manage growth effectively or to successfully integrate acquisitions or if we are unable to grow our business, that could have a material adverse effect on our business.

Our effective tax rate may increase.

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

Risks Related to Ownership of Our Common Stock

Future sales of our common and preferred stock may depress the price of our common stock.

        As of March 6, 2015, there were 50,373,757 shares of our common stock outstanding. An additional 8,327,626 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock upon terms that are determined by our Board of Directors and additional options to purchase 1,088,974 shares of our common stock without stockholder approval. In addition, we have a registration statement on file with the SEC for the potential issuance of 20,000,000 common shares which may be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities and another registration statement on file with the SEC for the potential issuance of an additional 20,000,000 common shares which may be used in future acquisitions. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

        We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our Secured Credit Facilities. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

A small group of stockholders own a large quantity of our common stock, thereby potentially exerting significant influence over the Company.

        As of December 31, 2014, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 22% of our common stock. This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company's other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our executive and operating offices are located at 303 Lippincott Centre, Marlton, New Jersey 08053, however in the near future, we intend to complete our move of such offices to One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200. In addition to our executive offices, we have approximately 100 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

        As of February 28, 2015, our principal worldwide office locations and the geographic regions in which we reflect their operations are:

U.S./Canada	Europe	Middle East
Albuquerque, NM	Amsterdam, Netherlands	Abu Dhabi, UAE
Atlanta, GA	Ankara, Turkey	Aqaba, Jordan
Austin, TX	Astana City, Kazakhstan	Baghdad, Iraq
Bensalem, PA	Athens, Greece	Doha, Qatar
Boston, MA	Baku, Azerbaijan	Dubai, UAE
Broadview Heights, OH	Barcelona, Spain	Erbil, Kurdistan
Columbus, OH	Belgrade, Serbia	Jeddah, Saudi Arabia
East Hartford, CT	Birmingham, UK	Kabul, Afghanistan
Fresno, CA	Bristol, UK	Manama, Bahrain
Granite Bay, CA	Bucharest, Romania	Muscat, Oman
Houston, TX	Cumbria, UK	Riyadh, Saudi Arabia
Irvine, CA	Daresbury, UK	Sharq, Kuwait
Irving, TX	Dundee, UK
Jacksonville, FL	Dusseldorf, Germany	Africa
Las Vegas, NV	Edinburgh, Scotland	Algiers, Algeria
Lemont Furnace, PA	Geneva, Switzerland	Cairo, Egypt
Los Angeles, CA	Glasgow, UK	Cape Town, South Africa
Marlton, NJ	Hamburg, Germany	Casablanca, Morocco
Miami, FL	Istanbul, Turkey	Johannesburg, South Africa
Mission Viejo, CA	London, UK	Pretoria, South Africa
New Orleans, LA	Luxembourg	Tripoli, Libya
New York, NY	Madrid, Spain
Ontario, CA	Munich, Germany	Asia/Pacific
Orlando, FL	Pristina, Kosovo	Beijing, China
Perrysburg, OH	Riga, Latvia	Brisbane, Australia
Philadelphia, PA	Teesside, UK	Da Nang City, Vietnam
Phoenix, AZ	Warsaw, Poland	Gurgaon, India
Pittsburgh, PA		Hong Kong, China
Providence, RI	Latin America/	Kuala Lumpur, Malaysia
San Diego, CA	the Carribbean	Manila, Philippines
San Francisco, CA	Bogota, Colombia	Melbourne, Australia
Seattle, WA	Mexico City, Mexico	Perth, Australia
Spokane, WA	Rio de Janeiro, Brazil	Shanghai, China
Tampa, FL	Santiago, Chile	Singapore
Toronto, Canada	Sao Paulo, Brazil	Sydney, Australia
Washington, DC	Trinidad and Tobago

Item 3.    Legal Proceedings.

General Litigation

        M.A. Angeliades, Inc. ("Plaintiff") has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction ("DDC") regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. The Company has accrued approximately $2,340,000, including interest of $448,000, based on invoices received from Plaintiff who has not provided certain invoices for the additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DDC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

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

	Price Range
	High	Low
2014
Fourth Quarter	$4.07	$2.83
Third Quarter	6.39	3.61
Second Quarter	7.57	4.89
First Quarter	5.73	3.82
2013
Fourth Quarter	$3.95	$3.22
Third Quarter	3.30	2.61
Second Quarter	3.32	2.52
First Quarter	4.06	2.71

Stockholders

        As of December 31, 2014, there were 82 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. We believe there are approximately 5,000 beneficial owners of our common stock.

Dividends

        We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. Our Secured Credit Facilities currently limits the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

        The table setting forth this information is included in Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

        None.

Performance Graph

        The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2009 to December 31, 2014 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company is a component stock) and a peer group which consists of the following nine companies: AECOM Technology Corp. (ACM), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), KBR, Inc. (KBR), Navigant Consulting, Inc. (NCI), Tutor Perini Corp. (TPC), and Tetra Tech, Inc. (TTEK). Our peer group previously included URS Corp., however, due to their acquisition by AECOM in October 2014, they are no longer trading and have been removed from this list.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

	2009	2010	2011	2012	2013	2014
Hill International, Inc.	$100.00	$103.69	$82.37	$58.65	$63.30	$61.54
Russell 2000 Index	100.00	126.81	121.52	141.42	196.32	205.93
Peer Group	100.00	129.46	107.01	120.54	161.34	125.37

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Consulting fee revenue	$575,805	$512,085	$417,598	$399,254	$382,099
Reimbursable expenses	64,476	64,596	63,183	102,202	69,659

Total revenue	640,281	576,681	480,781	501,456	451,758

Cost of services	328,795	296,055	239,572	227,991	213,349
Reimbursable expenses	64,476	64,596	63,183	102,202	69,659

Total direct expenses	393,271	360,651	302,755	330,193	283,008

Gross profit	247,010	216,030	178,026	171,263	168,750
Selling, general and administrative expenses	217,730	183,572	172,779	175,312	151,634
Equity in earnings of affiliates	—	—	—	(190)	(1,503)

Operating profit (loss)	29,280	32,458	5,247	(3,859)	18,619
Interest and related financing fees, net	30,485	22,864	18,150	7,262	3,144

(Loss) earnings before income taxes	(1,205)	9,594	(12,903)	(11,121)	15,475
Income tax expense (benefit)	8,411	6,043	13,442	(6,186)	481

Net (loss) earnings	(9,616)	3,551	(26,345)	(4,935)	14,994
Less: net earnings—noncontrolling interests	1,263	1,922	1,872	1,082	778

Net (loss) earnings attributable to Hill International, Inc.	$(10,879)	$1,629	$(28,217)	$(6,017)	$14,216

Basic (loss) earnings per common share—Hill International, Inc.	$(0.25)	$0.04	$(0.73)	$(0.16)	$0.36

Basic weighted average common shares outstanding	44,370	39,098	38,500	38,414	39,258

Diluted (loss) earnings per common share—Hill International, Inc.	$(0.25)	$0.04	$(0.73)	$(0.16)	$0.36

Diluted weighted average common shares outstanding	44,370	39,322	38,500	38,414	39,824

	As of December 31,
	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Cash and cash equivalents	$30,124	$30,381	$16,716	$17,924	$39,406
Accounts receivable, net	194,256	232,011	211,176	197,906	180,856
Current assets	257,099	297,893	257,270	231,833	237,466
Accounts receivable, Libya(1)	49,659	—	—	—	—
Total assets	464,984	449,102	421,673	407,512	370,851
Current liabilities	137,935	151,515	150,135	108,800	104,465
Total debt	128,236	133,261	109,456	94,759	74,959
Stockholders' equity:
Hill International, Inc. share of equity	$154,112	$131,144	$127,546	$154,136	$161,091
Noncontrolling interests	8,674	11,887	13,557	18,258	7,005

Total equity	$162,786	$143,031	$141,103	$172,394	$168,096

(1)
See Note 4 to the consolidated financial statements for more information.

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

        CFR increased $63,720,000, or 12.4%, to $575,805,000 in 2014. CFR for the Project Management segment increased $34,913,000, or 8.9%, principally due to increased work in the Middle East, primarily in Oman, Qatar, Iraq and the United Arab Emirates. CFR for the Construction Claims segment increased by $28,807,000, or 24.1%, due primarily to increased work in the United Kingdom, the Middle East and Asia/Pacific.

        Cost of services increased $32,740,000, or 11.1%, to $328,795,000 in 2014 primarily as a result of an increase in employees and other direct expenses related to the additional work in the Middle East and Asia/Pacific.

        Gross profit increased $30,980,000, or 14.3%, to $247,010,000 in 2014 due to the increases in CFR. Gross profit as a percent of CFR increased to 42.9% in 2014 from 42.2% in 2013.

        Selling, general and administrative expenses increased $34,158,000, or 18.6%, principally due to the unapplied portion of salaries for new staff hired to support the increase in CFR and an increase in indirect salaries in support of that growth. As a percentage of CFR, selling, general and administrative expenses increased to 37.8% in 2014 compared to 35.8% in 2013.

        Operating profit was $29,280,000 in 2014 compared to $32,458,000 in 2013. The decrease in operating profit was primarily due to an increase in selling, general and administrative expenses.

        Income tax expense was $8,411,000 for 2014 compared to $6,043,000 for 2013. The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company's U.S. net operating losses which management believes the Company will not be able to utilize.

        Net loss attributable to Hill was ($10,879,000) in 2014 compared to net earnings of $1,629,000 in 2013. Diluted loss per common share was ($0.25) in 2014 based upon 44,370,000 diluted common shares outstanding compared to a net income per diluted common share of $0.04 in 2013 based upon 39,322,000 diluted common shares outstanding.

        The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres ("ODAC"). Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. From that time until 2013, there was no activity on the contracts and the Company did not receive any payments for the work performed prior to March 2011. During late 2013 and early 2014, Hill received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in Hill's favor which expired on June 30, 2014. Management believed that this progress was a positive indication that ODAC intended to fulfill its obligations to Hill.

        In June 2014, a new parliament, the Council of Representatives ("CoR"), was elected and is the internationally recognized government of Libya. Subsequently, fighting broke out between forces loyal to the outgoing General National Congress ("GNC") and the new CoR. The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli. The GNC controls Libya's ministries, central bank and state oil company. In September 2014, the United Nations began talks to reconcile the two factions, but management is not aware that any progress has been made as of

February 2015. It is our understanding that, government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

        Management has continued its dialogue with representatives of ODAC and understands that ODAC has obtained approval to facilitate immediate payment to Hill once the political situation normalizes. Additionally, in early 2014, Hill submitted new contracts for additional work upon ODAC's request.

        The Company currently believes that recovery of its receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, the Company continues to explore its legal options, including discussions with outside legal counsel. In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that the Company's continued efforts to negotiate amicably with ODAC are determined have been unsuccessful, the Company will evaluate its options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

        Currently, management believes that it has good relationships with the ODAC authorities. However due to the lack of a written agreement or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts, management has reclassified the remaining accounts receivable amounting to $49,659,000 to a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable. Additionally, management has reclassified from current to other liabilities the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,280,000.

        In 2014, we received $38,042,000 from a secondary offering of our common stock and $120,000,000 from proceeds of a new term loan, the proceeds of which were used to pay down and terminate our 2009 Credit Agreement of $25,500,000 and 2012 Term Loan of $100,000,000. We also entered into new revolving credit facilities. For further information regarding our new term loan, new revolving credit facilities, 2009 Credit Agreement, 2012 Term Loan, please see Note 9 to our consolidated financial statements.

        We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. Among other things, our optimism stems from the growth of our backlog at December 31, 2014. Our total backlog is a record $1,080,000,000, an increase of $7,000,000 from September 30, 2014 and $53,000,000 from December 31, 2013. Our 12-month backlog is also a record $470,000,000, an increase of $13,000,000 from September 30, 2014 and $76,000,000 from December 31, 2013. These increases are primarily related to significant new work in the Middle East and the United States.

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

  Allowance for Doubtful Accounts

        We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses. We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients. Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required. At December 31, 2014 and 2013, the allowance for doubtful accounts was $11,142,129 and $9,530,000, respectively.

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

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for each reporting unit, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2014, the fair values of the Project Management unit and the Construction Claims unit substantially exceeded their carrying values. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill's reporting units, which could result in future impairment charges.

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

Results of Operations

Year Ended December 31, 2014 Compared to
Year Ended December 31, 2013

Consulting Fee Revenue ("CFR")

	2014		2013		Change
	(dollars in thousands)
Project Management	$427,515	74.2%	$392,602	76.7%	$34,913	8.9%
Construction Claims	148,290	25.8	119,483	23.3	28,807	24.1

Total	$575,805	100.0%	$512,085	100.0%	$63,720	12.4%

        The increase in CFR included an organic increase of 10.8% primarily in the Middle East and an increase of 1.6% due to the acquisitions of Binnington Copeland & Associates (Pty.) Ltd ("BCA") in May 2013, Collaborative Partners, Inc. ("CPI") in December 2013 and Angus Octan Scotland Ltd. d/b/a Cadogans in October 2014.

        The increase in Project Management CFR included an organic increase of 7.4% and an increase of 1.5% from the acquisition of CPI. The increase in CFR consisted of a $32,861,000 increase in foreign projects and an increase of $2,052,000 in domestic projects. The increase in foreign Project Management CFR included an increase from new work of $14,049,000 in Oman, $10,788,000 in Qatar and $8,760,000 in Iraq. These increases were partially offset by a decrease of $10,062,000 in Brazil primarily due to an economic slowdown in 2014 and a decrease of $4,079,000 in Azerbaijan. The increase in domestic Project Management CFR was due primarily to an increase of $5,868,000 due to the acquisition of CPI, partially offset by a decrease in our Southern U.S. region.

        The increase in Construction Claims CFR was comprised of an organic increase of 21.8% and an increase of 2.3% from the acquisitions of BCA and Cadogans. The organic increase was primarily due to increases in Asia/Pacific, the United Kingdom and the Middle East.

Reimbursable Expenses

	2014		2013		Change
	(dollars in thousands)
Project Management	$58,927	91.4%	$59,915	92.8%	$(988)	(1.6)%
Construction Claims	5,549	8.6	4,681	7.2	868	18.5

Total	$64,476	100.0%	$64,596	100.0%	$(120)	(0.2)%

        Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our total revenue and total direct expenses captions in our consolidated statements of operations. The decrease in Project Management reimbursable expense is primarily due to lower use of subcontractors in our Northeast U.S. region, partially offset by increased subcontractors in Oman and the Western U.S. region. The increase in Construction Claims reimbursable expenses was due primarily to increases in the United Kingdom due to increased use of subcontractors plus increases in other reimbursable expenses associated with the higher work volume.

Cost of Services

	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$262,846	79.9%	61.5%	$244,003	82.4%	62.2%	$18,843	7.7%
Construction Claims	65,949	20.1	44.5	52,052	17.6	43.6	13,897	26.7

Total	$328,795	100.0%	57.1%	$296,055	100.0%	57.8%	$32,740	11.1%

        Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to an increase in the Middle East in support of increased work there and to a lesser degree to the CPI acquisition, partially offset by a decrease in Brazil.

        The increase in the cost of services for Construction Claims was due primarily to increases in direct costs in the United Kingdom, the Middle East and Asia/Pacific in support of the increased CFR.

Gross Profit

	2014			2013			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$164,669	66.7%	38.5%	$148,599	68.8%	37.8%	$16,070	10.8%
Construction Claims	82,341	33.3	55.5	67,431	31.2	56.4	14,910	22.1

Total	$247,010	100.0%	42.9%	$216,030	100.0%	42.2%	$30,980	14.3%

        The increase in Project Management gross profit included an increase of $15,463,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar and Iraq, partially offset by decreases in Brazil and Azerbaijan.

        The increase in Construction Claims gross profit was driven by increases in the United Kingdom, the Middle East, South Africa and Asia/Pacific.

        The overall gross profit percentage increased slightly due to higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management.

Selling, General and Administrative ("SG&A") Expenses

	2014		2013		Change
	(dollars in thousands)
		% of CFR		% of CFR
SG&A Expenses	$217,730	37.8%	$183,572	35.8%	$34,158	18.6%

        The significant components of the change in SG&A are as follows:

  •
  An increase of $16,648,000 in unapplied labor primarily due to the impact of new hires, salary increases and a decrease in utilization in the early part of 2014. There was an increase of approximately $7,551,000 for new staff required on increased work volume in the Middle East for Project Management and in the United Kingdom and Asia/Pacific for Construction Claims, an increase of approximately $2,910,000 primarily for new staff hired in the Middle East to support expanded Construction Claims work which started later than anticipated in 2014 and an increase of $1,627,000 in the U.S. Project Management Group due to decreased utilization in the first half of the year. Unapplied labor also increased by approximately $1,890,000 due to the acquisitions of BCA, CPI and Cadogans;

  •
  An increase in indirect labor of $6,813,000 primarily due to salary increases, new hires for business development in the Project Management Group and increased staff in support of the growth in the Middle East;

  •
  An increase of $1,770,000 in administrative travel in support of growth in international operations;

  •
  An increase of $1,765,000 in business development related costs including advertising and proposal-related costs;

  •
  An increase of $1,429,000 in information technology related costs to support our global growth; and

  •
  An increase of $1,395,000 in bad debt expense.

        Also, 2013 SG&A had been reduced by $3,693,000 resulting from the elimination in 2013 of a reserve for potential employment tax liabilities for a foreign subsidiary which was later indemnified by the former shareholders of the subsidiary.

Operating Profit:

	2014		2013		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management	$48,516	11.3%	$48,682	12.4%	$(166)	(0.3)%
Construction Claims	10,996	7.4	12,171	10.2	(1,175)	(9.7)
Corporate	(30,232)		(28,395)		(1,837)	6.5

Total	$29,280	5.1%	$32,458	6.3%	$(3,178)	(9.8)%

        The decrease in Project Management operating profit included decreases in Brazil and Europe, partially offset by increases in the Middle East, primarily Oman, Qatar and Iraq.

        The decrease in Construction Claims operating profit was primarily due to decreases in the Middle East and the United Kingdom, partially offset by an increase in Asia/Pacific.

        Corporate expenses increased $1,837,000 which was primarily due to salary increases and information technology costs in support of growing operations overseas. Corporate expenses increased by 6.5% compared to an increase of 12.4% in CFR. Corporate expenses represented 5.3% of CFR in 2014 compared to 5.5% in 2013.

Interest and related financing fees, net

        Interest and related financing fees increased $7,621,000 to $30,485,000 in 2014 as compared with $22,864,000 in 2013, primarily due to $9,338,000 of accelerated interest paid upon the early payoff and termination of the 2012 Term Loan and the write off of $1,482,000 of deferred financing fees related to the early payoff and termination of the Company's 2009 Credit Facility and 2012 Term Loan in September 2014.

Income Taxes

        In 2014, the income tax expense was $8,411,000 compared to an income tax expense of $6,043,000 in 2013. The effective income tax expense rates for 2014 and 2013 were (697.9%) and 63.0%, respectively. The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company's U.S. net operating losses which management believes the Company will not be able to utilize. The difference in the Company's 2014 effective tax rate compared to the 2013 rate is primarily related to a significant increase in the U.S. pretax loss in 2014 primarily due to the recognition of an additional $10,820,000 of interest expense related to the refinancing and early termination of the Company's former senior credit facility and term loan during the third quarter of 2014. In both years, the Company's effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss plus increases caused by various foreign withholding taxes.

        In 2014, several items materially affected the Company's effective tax rate. The Company realized a net benefit of $2,379,000 primarily from the reversal of prior year's uncertain tax positions based on management's assessment that these items were effectively settled with the appropriate foreign tax authorities. An income tax expense of $552,000 resulted from adjustments to agree the 2013 book amount to the actual amounts reported on the tax returns in foreign jurisdictions.

        Several items materially affected the Company's effective tax rate during 2013. The Company realized a net benefit of $2,314,000 primarily from the reversal of prior year's uncertain tax position based on management's assessment that these items were effectively settle with the appropriate foreign tax authorities. An income tax expense of $386,000 resulted from adjustments to agree the 2012 book amount to the actual amounts reported on the tax returns, primarily in foreign jurisdictions. In addition, the Company recognized higher foreign withholding taxes in 2013 which were partially offset by the true-up of income tax accounts in foreign jurisdictions.

Net (Loss) Earnings Attributable to Hill

        Net loss attributable to Hill International, Inc. for 2014 was ($10,879,000), or ($0.25) per diluted common share based on 44,370,000 diluted common shares outstanding, as compared to net earnings for 2013 of $1,629,000, or $0.04 per diluted common share based upon 39,322,000 diluted common shares outstanding.

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

        During 2013, Project Management CFR consisted of a $76,032,000 increase in foreign projects and an increase of $4,338,000 in domestic projects. The increase in foreign Project Management CFR included an increase of $47,826,000 in Oman, $12,321,000 in Qatar, $7,634,000 in Saudi Arabia, $5,478,000 in Iraq and $5,194,000 in Afghanistan. These increases were partially offset by a decrease of $8,930,000 in Spain. The increase in domestic Project Management CFR was due primarily to a higher volume of work in our Northeast and Mid-Atlantic regions.

        The increase in Construction Claims CFR was comprised of an organic increase of 11.0% and a 2.4% increase from the acquisition of BCA in May 2013. The organic increase was primarily due to increases in the Middle East and Asia/Pacific, partially offset by a decrease in the United Kingdom.

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

        The increase in the cost of services for Construction Claims was due primarily to increases in direct costs in the Middle East, South Africa (due to the BCA acquisition) and Asia/Pacific, partially offset by a decrease in the United Kingdom.

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

        The increase in Construction Claims gross profit was driven by an increase of $4,245,000 in the Middle East, $1,571,000 in South Africa and $3,430,000 in Asia/Pacific, partially offset by a decrease of $1,357,000 in the United Kingdom.

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

  •
  A decrease of $7,693,000 resulting from the $3,693,000 reversal in 2013 of a reserve for potential employment tax liabilities that was originally established in 2012 in the amount of $4,000,000. The difference between the two amounts is due to a change in the foreign exchange rate;

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

  •
  An increase of $1,000,000 due to a 2012 credit to indirect expenses for the reversal of a potential earn-out liability, recorded as part of the consideration for the TRS Consultants acquisition in December 2009, which was not attained by TRS;

  •
  An increase of $792,000 in information technology related costs in support of increased staff and expanded global operations; and

  •
  An increase of $719,000 in bad debt expense for reserves placed primarily in the domestic Project Management Group.

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

        Corporate expenses increased $2,298,000 primarily due to increases in indirect labor, share-based compensation, travel cost, information technology and depreciation in support of expanded operations overseas.

Interest and related financing fees, net

        Interest and related financing fees increased $4,714,000 to $22,864,000 in 2013 as compared with $18,150,000 in 2012, primarily due to higher levels of debt outstanding and higher interest rates. Included in interest expense in 2013 is a non-cash charge of $7,955,000 compared to $1,520,000 in 2012 attributable to the accretion of the Term Loan.

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

Net Earnings (Loss) Attributable to Hill

        The net earnings attributable to Hill International, Inc. for 2013 were $1,629,000, or $0.04 per diluted common share, based on 39,322,000 diluted common shares outstanding, as compared to a net loss for 2012 of ($28,217,000), or ($0.73) per diluted common share based upon 38,500,000 diluted common shares outstanding.

Non-GAAP Financial Measures

        Item 10(e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," and other SEC regulations define and prescribe the conditions for use of certain financial information that is not recognized by generally accepted accounting principles. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization ("EBITDA"), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net (loss) earnings attributable to Hill	$(10,879)	$1,629	$(28,217)
Interest	30,485	22,864	18,150
Income taxes	8,411	6,043	13,442
Depreciation and amortization	9,823	10,756	12,430

EBITDA	$37,840	$41,292	$15,805

Liquidity and Capital Resources

        As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations. See Note 9 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan. At December 31, 2014, our primary sources of liquidity consisted of $30,124,000 of cash and cash equivalents, of which $11,000 was on deposit in the U.S. and $30,113,000 was on deposit in foreign locations, and $22,025,000 of available borrowing capacity under our various credit facilities. We estimate that approximately $16,252,000 of the cash on deposit in foreign locations is required for working capital needs in those countries and the currency limitations related to Libyan dinars. We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months. Also, significant unforeseen events, such as termination or cancellation of major contracts and/or acts of terrorism or political unrest in or around the various areas in which we operate, could adversely affect our liquidity and results of operations. If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include our ability to borrow additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions. See "Sources of Additional Capital" for further information.

Uncertainties With Respect to Operations in Libya

        We have open but inactive contracts with the Libyan Organization for the Development and Administrative Centres ("ODAC"). Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya. From that time until 2013, there was no activity on the contracts and we did not receive any payments for the work performed prior to March 2011. During late 2013 and early 2014, we received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in our favor which expired on June 30, 2014. We believed that this progress was a positive indication that ODAC intended to fulfill its obligations to us.

        In June 2014, a new parliament, the Council of Representatives ("CoR"), was elected and is the internationally recognized government of Libya. Subsequently, fighting broke out between forces loyal to the outgoing General National Congress ("GNC") and the new CoR. The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli. The GNC controls Libya's ministries, central bank and state oil company. In September 2014, the United Nations began talks to reconcile the two factions, but we are not aware that any progress has been made as of early March 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

        We have continued our dialogue with representatives of ODAC and understand that ODAC has obtained approval to facilitate immediate payment to us once the political situation normalizes. Additionally, in early 2014, we submitted new contracts for additional work upon ODAC's request.

        We currently believe that recovery of the receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, we continue to explore our legal options, including discussions with outside legal counsel. In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that our continued efforts to negotiate amicably with ODAC are determined to have been unsuccessful, we will evaluate our options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

        Currently, we believe that we have good relationships with the ODAC authorities. However due to the lack of a written agreement or timetable for further payments of the accounts receivable from ODAC or a return to work on our existing contracts, we have reclassified the remaining accounts receivable amounting to $49,659,000 to a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable. Additionally, we have reclassified from current to other liabilities the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,280,000.

Additional Capital Requirements

        Our subsidiary, Hill International (Spain), S.A. ("Hill Spain"), owns an indirect 72% interest in Engineering S.A. ("ESA"), a firm located in Brazil. ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

        On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, "Cadogans"). Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition). Cash payments of £2,000,000 ($3,200,000) were made during 2014. The remaining payouts consist of a cash payment of £519,000 ($830,000) to be paid on October 31, 2015 plus a potential earn out based upon Cadogans' average earnings before interest, taxes, depreciation and amortization

("EBITDA") for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).

Sources of Additional Capital

        We have an effective registration statement on Form S-3 on file with the SEC to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

        In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 20,000,000 shares of our common stock, which includes 6,438,923 shares of our common stock registered under a previous Form S-4. During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI. During 2014, we issued 171,308 shares in connection with certain additional consideration for CPI. We expect to issue additional shares of our common stock in connection with certain contingent consideration for BCA and CPI. We cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

        At December 31, 2014, we had $11,939,000 of available borrowing capacity under our domestic credit agreement and $10,086,000 of available borrowing capacity under our various foreign credit agreements.

        We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2014, we had approximately $53,644,000 of availability under these relationships.

        We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2014

        For the year ended December 31, 2014, our cash and cash equivalents decreased by $257,000 to $30,124,000. This compares to a net increase in cash and cash equivalents of $13,665,000 during the prior year. Cash provided by operations was $6,305,000, cash used in investing activities was ($11,978,000) and cash provided by financing activities was $9,398,000. We also experienced a decrease in cash of $3,982,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

        Our operations generated cash of $6,305,000 in 2014. This compares to cash generated of $21,433,000 in 2013 and cash used of ($6,471,000) in 2012. We had a net loss in 2014 amounting to ($9,616,000), net earnings of $3,551,000 in 2013 and a net loss of ($26,345,000) in 2012. Depreciation and amortization was $9,823,000 in 2014 compared to $10,756,000 in 2013 and $12,430,000 in 2012; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We had deferred tax benefit of ($2,241,000) in 2014 primarily due to several minor temporary differences in foreign jurisdictions.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2014 and 2013 were $16,007,000 and $18,506,000, respectively.

        Excluding the ODAC receivable, average days sales outstanding ("DSO") at December 31, 2014 was 86 days compared to 91 days at December 31, 2013 and 90 days at December 31, 2012. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days). The decrease in DSO in 2014 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable due to a more favorable collection experience. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company's operations.

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

Investing Activities

        Net cash used in investing activities was ($11,978,000). We used ($5,721,000) to purchase computers, office equipment, furniture and fixtures to support the growth in our business. We used ($3,556,000) to acquire an additional 12% interest in ESA. We used ($2,701,000) for the acquisition of Cadogans, net of $499,000 acquired in the transaction.

Financing Activities

        Net cash provided by financing activities was $9,398,000. During the year, we made net payments on our revolving credit agreements amounting to $14,133,000. We received $38,042,000 from a follow-on offering of our common stock and $120,000,000 from proceeds of a new term loan, the proceeds of which were used to pay down and terminate our 2009 Credit Agreement in the amount of $25,500,000 and 2012 Term Loan in the amount of $100,000,000. In connection with our new term loan and revolving credit agreements, we paid ($10,065,000) for financing fees and expenses. For further information regarding our Secured Credit Facilities, including our new Term Loan and Revolving Credit Agreements, our 2009 Credit Agreement and our 2012 Term Loan, please see Note 9 to our consolidated financial statements. We also received $1,229,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan.

New Accounting Pronouncement

        On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The

ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for interim and annual periods commencing after December 15, 2016 and allows for both retrospective and prospective methods of adoption. Early adoption is not permitted. The Company is in the process of determining the method of adoptions and assessing the impact of this ASU on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

(in thousands)	Total(1)	2015	2016 - 2017	2018 - 2019	2020 and later
Performance bonds(2)	$34,492	$13,058	$13,857	$1,498	$6,079
Advance payment bonds(2)	21,895	6,947	10,904	—	4,044
Bid bonds(3)	6,799	6,251	—	548	—
Letters of credit(4)	16,836	16,836	—	—	—

	$80,022	$43,092	$24,761	$2,046	$10,123

(1)
At December 31, 2014, the Company had provided cash collateral amounting to $16,007,000 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 14 to our consolidated financial statements for further information regarding these arrangements.

(2)
Represents guarantee of service performance bonds issued through international banks required under certain international contracts.

(3)
Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength.

(4)
Represents letters of credit issued through a domestic bank in support for certain performance, advance payments and bid bonds.

Contractual Obligations

(in thousands)	Total	2015	2016 - 2017	2018 - 2019	2020 and later
Long-term debt obligations	$128,236	6,361	5,774	2,401	113,700
Interest expense on notes payable(1)	55,158	9,860	19,200	18,980	7,118
Operating lease obligations(2)	55,494	12,422	16,808	10,994	15,270

	$238,888	$28,643	$41,782	$32,375	$136,088

(1)
Estimated using the interest rates in effect at December 31, 2014.

(2)
Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. dirhams, Qatari riyal, Omani rial, Saudi riyal, Brazilian reais, Libyan dinars, Polish zloty, Australian dollars as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the local currency.

Interest Rates

        All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $825,000 each.

Item 8.    Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$30,124	$30,381
Cash—restricted	8,851	15,766
Accounts receivable, less allowance for doubtful accounts of $11,142 and $9,530	194,256	232,011
Accounts receivable—affiliates	3,993	492
Prepaid expenses and other current assets	15,854	13,078
Income taxes receivable	2,833	4,460
Deferred income tax assets	1,188	1,705

Total current assets	257,099	297,893
Property and equipment, net	11,643	10,613
Cash—restricted, net of current portion	7,156	2,740
Accounts receivable—Libya	49,659	—
Retainage receivable	3,300	1,212
Acquired intangibles, net	19,282	24,964
Goodwill	80,437	85,853
Investments	5,083	5,984
Deferred income tax assets	15,426	13,882
Other assets	15,899	5,961

Total assets	$464,984	$449,102

Liabilities and Stockholders' Equity
Due to banks	$—	$2
Current maturities of notes payable and long-term debt	6,361	18,974
Accounts payable and accrued expenses	92,068	92,270
Income taxes payable	8,689	9,442
Deferred revenue	20,542	18,203
Deferred income taxes	279	369
Other current liabilities	9,996	12,255

Total current liabilities	137,935	151,515
Notes payable and long-term debt, net of current maturities	121,875	114,285
Retainage payable	2,448	1,017
Deferred income taxes	14,654	16,732
Deferred revenue	12,193	16,261
Other liabilities	13,093	6,261

Total liabilities	302,198	306,071

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 56,920 shares and 46,598 shares issued at December 31, 2014 and 2013, respectively	6	5
Additional paid-in capital	179,912	136,899
Retained earnings	36,159	47,038
Accumulated other comprehensive loss	(33,661)	(25,032)

	182,416	158,910
Less treasury stock of 6,546 shares at December 31, 2014 and 6,434 shares at December 31, 2013, at cost	(28,304)	(27,766)

Hill International, Inc. share of equity	154,112	131,144
Noncontrolling interests	8,674	11,887

Total equity	162,786	143,031

Total liabilities and stockholders' equity	$464,984	$449,102

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Consulting fee revenue	$575,805	$512,085	$417,598
Reimbursable expenses	64,476	64,596	63,183

Total revenue	640,281	576,681	480,781

Cost of services	328,795	296,055	239,572
Reimbursable expenses	64,476	64,596	63,183

Total direct expenses	393,271	360,651	302,755

Gross profit	247,010	216,030	178,026
Selling, general and administrative expenses	217,730	183,572	172,779

Operating profit	29,280	32,458	5,247
Interest and related financing fees, net	30,485	22,864	18,150

(Loss) earnings before income taxes	(1,205)	9,594	(12,903)
Income tax expense	8,411	6,043	13,442

Net (loss) earnings	(9,616)	3,551	(26,345)
Less: net earnings—noncontrolling interests	1,263	1,922	1,872

Net (loss) earnings attributable to Hill International, Inc.	$(10,879)	$1,629	$(28,217)

Basic (loss) earnings per common share—Hill International, Inc.	$(0.25)	$0.04	$(0.73)

Basic weighted average common shares outstanding	44,370	39,098	38,500

Diluted (loss) earnings per common share—Hill International, Inc.	$(0.25)	$0.04	$(0.73)

Diluted weighted average common shares outstanding	44,370	39,322	38,500

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net (loss) earnings	$(9,616)	$3,551	$(26,345)
Foreign currency translation adjustment, net of tax	(10,406)	(7,733)	(2,267)
Other, net	123	218	(392)

Comprehensive loss	(19,899)	(3,964)	(29,004)
Comprehensive (loss) earnings attributable to noncontrolling interests	(391)	(576)	332

Comprehensive loss attributable to Hill International, Inc.	$(19,508)	$(3,388)	$(29,336)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014, 2013, and 2012

(in thousands)

	Common Stock				Accumulated Other Comprehensive (Loss)	Treasury Stock		Hill Share of Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings					Non- controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance—December 31, 2011	44,937	$4	$127,168	$73,626	$(18,896)	6,434	$(27,766)	$154,136	$18,258	$172,394
Net (loss) earnings	—	—	—	(28,217)	—	—	—	(28,217)	1,872	(26,345)
Other comprehensive loss	—	—	—	—	(1,119)	—	—	(1,119)	(1,540)	(2,659)
Issuance of restricted stock	61	1	179	—	—	—	—	180	—	180
Stock issued to Board of Directors	52	—	150	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,126	—	—	—	—	2,126	—	2,126
Stock issued under employee stock purchase plan	37	—	105	—	—	—	—	105	—	105
Exercise of stock options	10	—	24	—	—	—	—	24	—	24
Tax effect of restricted stock	—	—	161	—	—	—	—	161	—	161
Payment of dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1,439)	(1,439)
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	(3,594)	(3,594)

Balance—December 31, 2012	45,097	5	129,913	45,409	(20,015)	6,434	(27,766)	127,546	13,557	141,103
Net earnings (loss)	—	—	—	1,629	—	—	—	1,629	1,922	3,551
Other comprehensive loss	—	—	—	—	(5,017)	—	—	(5,017)	(2,498)	(7,515)
Stock issued to Board of Directors	52	—	150	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,811	—	—	—	—	2,811	—	2,811
Stock issued under employee stock purchase plan	51	—	138	—	—	—	—	138	—	138
Exercise of stock options	8	—	20	—	—	—	—	20	—	20
Tax effect of restricted stock	—	—	(583)	—	—	—	—	(583)	—	(583)
Stock issued for acquisition of businesses	1,390	—	4,450	—	—	—	—	4,450	—	4,450
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	(1,094)	(1,094)

Balance—December 31, 2013	46,598	5	136,899	47,038	(25,032)	6,434	(27,766)	131,144	11,887	143,031
Net (loss) earnings	—	—	—	(10,879)	—	—	—	(10,879)	1,263	(9,616)
Other comprehensive loss	—	—	—	—	(8,629)	—	—	(8,629)	(1,654)	(10,283)
Sale of common stock	9,547	1	38,041	—	—	—	—	38,042	—	38,042
Stock issued to Board of Directors	27	—	175	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	3,327	—	—	—	—	3,327	—	3,327
Cancelation of restricted stock	(2)	—	(8)	—	—	—	—	(8)	—	(8)
Stock issued under employee stock purchase plan	55	—	197	—	—	—	—	197	—	197
Exercise of stock options	324	—	1,032	—	—	—	—	1,032	—	1,032
Cashless exercise of stock options	200	—	538	—	—	112	(538)	—	—	—
Stock issued for acquisition of CPI	171	—	618	—	—	—	—	618	—	618
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Acquisition of additional interest in subsidiary	—	—	(907)	—	—	—	—	(907)	(2,649)	(3,556)

Balance—December 31, 2014	56,920	$6	$179,912	$36,159	$(33,661)	6,546	$(28,304)	$154,112	$8,674	$162,786

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) earnings	$(9,616)	$3,551	$(26,345)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,823	10,756	12,430
Provision for bad debts	5,323	3,928	3,209
Interest accretion on term loan	15,526	7,955	1,520
Deferred tax (benefit) provision	(2,241)	(2,171)	5,256
Stock based compensation	3,494	2,961	2,276
Issuance of restricted stock	—	—	180
Changes in operating assets and liabilities (net of acquisitions in 2014 and 2013):
Restricted cash	286	3,822	(10,499)
Accounts receivable	(25,498)	(11,899)	(11,638)
Accounts receivable—affiliate	(3,501)	768	570
Prepaid expenses and other current assets	(3,832)	(2,116)	(1,515)
Income taxes receivable	1,216	(744)	(1,665)
Retainage receivable	(2,088)	2,734	488
Other assets	(449)	109	5,144
Accounts payable and accrued expenses	9,857	(3,387)	11,944
Income taxes payable	47	1,688	2,596
Deferred revenue	2,427	5,476	1,741
Other current liabilities	(2,921)	4,923	(428)
Retainage payable	1,440	(3,151)	(1,352)
Other liabilities	7,012	(3,770)	(383)

Net cash provided by (used in) operating activities	6,305	21,433	(6,471)

Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,701)	—	—
Purchase of additional interest in Engineering S.A.	(3,556)	—	—
Cash received in stock-based acquisitions	—	964	—
Payments for additional equity interests in Hill Spain	—	(12,062)	—
Payments for purchase of property and equipment	(5,721)	(3,764)	(2,377)
Distributions from affiliate	—	36	156
Sale of investment	—	—	3,149

Net cash (used in) provided by investing activities	(11,978)	(14,826)	928

Cash flows from financing activities:
Due to bank	(2)	(19)	(1,278)
Proceeds from secondary public offering of common stock	38,042	—	—
Proceeds from term loan borrowing	120,000	—	75,000
Payoff and termination of term loan	(100,000)	—	—
Payoff and termination of revolving credit facility	(25,500)	—	—
Payment of financing fees	(10,065)	—	—
Payment on Engineering S.A. note payable	—	(5,095)	—
Payments on notes payable	—	(167)	(3,669)
Net (payments) borrowings on revolving loans	(14,133)	21,084	(56,497)
Dividends paid to noncontrolling interest	(173)	—	(1,439)
Payment of deferred loan cost	—	—	(3,329)
Proceeds from stock issued under employee stock purchase plan	197	138	105
Proceeds from exercise of stock options	1,032	20	24

Net cash provided by financing activities	9,398	15,961	8,917

Effect of exchange rate changes on cash	(3,982)	(8,903)	(4,582)

Net (decrease) increase in cash and cash equivalents	(257)	13,665	(1,208)
Cash and cash equivalents—beginning of year	30,381	16,716	17,924

Cash and cash equivalents—end of year	$30,124	$30,381	$16,716

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

        Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are reflected in selling, general and administrative expenses in the consolidated statement of operations.

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

        At December 31, 2014, the accounts receivable related to the work performed prior to March 2011 under contracts in Libya, amounted to approximately $49,659,000. See Note 4 to the consolidated financial statements for further information.

        The following tables show the number of the Company's clients which contributed 10% or more of revenue and accounts receivable, respectively:

	Years Ended December 31,
	2014	2013	2012
Number of 10% clients	1	—	—
Percentage of total revenue	10%	N/A	N/A

	December 31,
	2014	2013
Number of 10% clients	1	1
Percentage of accounts receivable	20%	25%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The following provides information with respect to total revenue from contracts with U.S. federal government agencies:

	Years Ended December 31,
	2014	2013	2012
Percentage of total revenue	3%	3%	3%

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

(l)
Goodwill

        Goodwill represents the excess of purchase price and other related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives. For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost bases. Valuation techniques consistent with the market approach and the income approach are used to measure fair value.

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. The Company's changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2014 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

(p)
Deferred Rent

        Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2014 and 2013 was $2,968,000 and $3,043,000, respectively, and is included in other liabilities in the consolidated balance sheet.

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

(t)
Advertising Costs

        Advertising costs are expensed as incurred and amounted to the following (in thousands):

Years Ended December 31,
2014	2013	2012
$599	$396	$325

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

        Options to purchase 3,521,000 shares, 5,364,000 shares and 4,492,000 shares of the Company's common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, because they were anti-dilutive.

(v)
New Accounting Pronouncement

        On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for interim and annual periods commencing after December 15, 2016 and allows for both retrospective and prospective methods of adoption. Early adoption is not permitted. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

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

        The Company expenses all acquisition-related costs plus any anticipated restructuring costs for which it is not obligated at the acquisition date, rather than including such costs as a component of the purchase consideration. During 2014, 2013 and 2012, the Company expensed $263,000, $455,000 and $84,000, respectively, of acquisition-related costs.

Angus Octan Scotland Ltd.

        On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, "Cadogans"). Cadogans, with 27 professionals, has offices in Glasgow and Dundee. The acquisition expanded Hill's construction claims business and provided additional resources in the energy and industrial sectors. Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition). The consideration consists of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014, £400,000 ($640,000) on December 23, 2014, £519,000 ($830,000) to be paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization ("EBITDA") for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000). Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 each ($160,000), which will be charged to earnings, provided that Cadogans' EBITDA for each of the years ending October 31, 2015, 2016, 2017,

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

2018 and 2019 is equal to or greater than £396,000 ($633,000). The Company accrued the potential additional consideration of £719,000 ($1,150,000), of which £519,000 is included in other current liabilities and £200,000 is included in other liabilities in the consolidated balance sheet at December 31, 2014. The Company acquired intangible assets and goodwill amounting to £1,353,000 (approximately $2,165,000 on the date of acquisition) and £541,000 (approximately $865,000), respectively. The acquired intangible assets have a weighted average life of 8.9 years. The acquired intangible assets consist of a client relationship intangible of £1,181,000 ($1,890,000) with a ten-year life, a trade name intangible of £82,000 ($131,000) with a two-year life and a contract intangible of £90,000 ($144,000) with a six-month life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.

Collaborative Partners, Inc.

        On December 23, 2013, Hill acquired all of the outstanding common stock of Collaborative Partners, Inc. ("CPI"), a firm that provides project management, strategic planning and regulatory services for healthcare, life sciences, educational, commercial and residential construction projects throughout New England. CPI, which has about 30 professionals, has offices in Boston, Massachusetts and Providence, Rhode Island. The acquisition expands the Company's project management business in the New England region of the United States. At closing, the sellers received $2,450,000 in the form of 678,670 shares of the Company's common stock priced at $3.61 per share. On March 7, 2014, the sellers received 171,308 shares of common stock with a value of $618,000 representing CPI's common equity in excess of $600,000. On December 23, 2014, the sellers were to receive, subject to potential offset, an additional $350,000 ("holdback") in shares of common stock; the number of shares was determined based on the average closing price of the common stock for the ten trading days ending on December 18, 2014. The Agreement also provided that should the price of the Company's common stock not increase by 50% to $5.42 on December 23, 2014, the Company will issue additional shares to the sellers representing the difference between $5.42 and the price on December 23, 2014 and (2) the sellers are entitled to receive additional shares of the Company's common stock for (i) 50% of the operating profit of CPI in excess of $1,000,000 for the first 12-month period after closing, but in no event more than $500,000, and (ii) 5% of the net revenue backlog in excess of $10,000,000 on the date 60 days after closing. The Company estimated and accrued $2,697,000 for the potential additional consideration which was included in other current liabilities in the consolidated balance sheet at December 31, 2013. In April 2014, the portion of the liability attributable to the change in the common stock price was waived by the sellers and the liability was eliminated by a credit of $1,225,000 to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014. In addition, a portion of the liability attributable to the holdback in shares was not paid and $215,000 was credited to selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014. In the first quarter of 2015, the Company will settle the amounts due for the holdback, the excess operating profit and backlog by issuing 148,460 shares of its common stock valued at approximately $530,000.

Binnington Copeland & Associates (Pty.) Ltd.

        On May 30, 2013, Hill International N.V., the Company's wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together "BCA"). BCA, with 34 professionals, has offices in Johannesburg and

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

Cape Town, South Africa. The acquisition provides the Company's claims business access to Africa's large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa. Consideration consisted of $2,000,000 plus a potential earn-out, both payable in shares of the Company's common stock. The purchase price is payable as follows: $1,072,400 (the "Closing Date Payment") on the closing date, $927,600 (the "Second Tranche Payment") on July 31, 2013 and an earn-out (the "Third Tranche Payment") to be determined in the third quarter of 2014. The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty trading days ending on May 17, 2013. On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment. The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013. The shares issuable in satisfaction of the Third Tranche Payment will be determined by dividing the Third Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 21, 2014. The actual amount of the Third Tranche Payment will be determined by comparing the average net profit before taxes for the two-year periods ending July 31, 2014 to the net profit before taxes for the year ended July 31, 2012, and multiplying the excess, if any, by 2.205. BCA's average net profit before taxes for the two years ended July 31, 2014 was not sufficient to earn any of the Third Tranche payment, which had been estimated to be approximately $902,000 at the date of acquisition. Since no amount is due to the selling shareholders, the liability has been eliminated by a credit of $893,000 to selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2014.

Engineering S.A.

        On February 28, 2011, the Company's subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil. Total consideration will not exceed 42,000,000 Brazilian Reais ("BR") (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BR22,200,000 (approximately $13,392,000) plus minimum additional payments of BR7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BR5,000,000 ($3,016,000). The Company acquired intangible assets and goodwill amounting to BR24,540,000 ($14,783,000) and BR46,339,000 ($27,987,000), respectively. The acquired intangible assets have a weighted average life of 7.7 years. The acquired intangible assets consist of a client relationship intangible of BR13,942,000 ($8,399,000) with a ten-year life, a contract intangible of BR8,385,000 ($5,051,000) with a two-year life and a trade name intangible of BR2,213,000 ($1,333,000) with a fifteen-year life. Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment. Also, ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain paid approximately 7,838,000 Brazilian Reais (approximately $3,556,000) in October 2014. After the transaction, Hill Spain owns approximately 72% of ESA. In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent's Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction. Accordingly, Hill Spain reduced noncontrolling interests by 5,839,000 Brazilian Reais (approximately $2,649,000), and reduced additional paid in capital by approximately 1,999,000 Brazilian Reais (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.

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

Gerens Management Group, S.A.

        On February 15, 2008, the Company's subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Hill International (Spain), S.A. ("Hill Spain"). In connection with the acquisition, Hill Spain's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("Gerens Put Option") Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020. Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021. The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,808,000 as of December 31, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Hill Spain's earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

        During late 2011 through late 2012, ten minority shareholders, who owned approximately 23.9% of the outstanding common stock of Hill Spain, exercised their Gerens Put Options. On January 3, 2013, the Company paid for the additional interest by paying approximately €7,166,000 (approximately $9,477,000) including interest of approximately €115,000 (approximately $152,000) which was charged to interest expense in the consolidated statement of operations for the year ended December 31, 2012. In connection with the transactions, the Company reduced noncontrolling interests by €2,717,000 (approximately $3,594,000), increased goodwill by €1,300,000 (approximately $1,720,000) and increased intangible assets by €4,334,000 (approximately $5,580,000) during 2012.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

        During 2013, the remaining minority shareholders, who owned approximately 6.8% of the outstanding common stock of Hill Spain, exercised their Gerens Put Options. The Company now owns 100% of Hill Spain. The aggregate consideration plus interest was paid on December 4, 2013 in the amount of €2,031,000 (approximately $2,793,000). The balance included interest of approximately €42,000 (approximately $56,000). In connection with the transactions, the Company reduced noncontrolling interests by €828,000 (approximately $1,094,000), increased goodwill by €348,000 (approximately $460,000) and increased intangible assets by approximately €1,161,000 (approximately $1,534,000).

Note 4—Accounts Receivable

        The components of accounts receivable are as follows:

	December 31,
	2014	2013
	(in thousands)
Billed	$159,959	$206,469
Retainage, current portion	12,700	10,215
Unbilled	32,739	24,857

	205,398	241,541
Allowance for doubtful accounts	(11,142)	(9,530)

Total	$194,256	$232,011

        Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

        Included in billed receivables are $1,562,000 and $2,030,000 of the amounts due from various branches of the U.S. federal government and $100,773,000 and $99,643,000 of receivables from foreign governments at December 31, 2014 and December 31, 2013, respectively.

        Bad debt expense of $5,323,000, $3,928,000 and $3,209,000 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

        The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres ("ODAC"). Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. From that time until 2013, there was no activity on the contracts and the Company did not receive any payments for the work performed prior to March 2011. During late 2013 and early 2014, Hill received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in Hill's favor which expired on June 30, 2014. Management believed that this progress was a positive indication that ODAC intended to fulfill its obligations to Hill.

        In June 2014, a new parliament, the Council of Representatives ("CoR"), was elected and is the internationally recognized government of Libya. Subsequently, fighting broke out between forces loyal to the outgoing General National Congress ("GNC") and the new CoR. The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli. The GNC controls Libya's ministries, central bank and state oil company. In September 2014, the United Nations began talks to

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Accounts Receivable (Continued)

reconcile the two factions, but management is not aware that any progress has been made as of February 2015. It is our understanding that, government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

        Management has continued its dialogue with representatives of ODAC and understands that ODAC has obtained approval to facilitate immediate payment to Hill once the political situation normalizes. Additionally, in early 2014, Hill submitted new contracts for additional work upon ODAC's request.

        The Company currently believes that recovery of its receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, the Company continues to explore its legal options, including discussions with outside legal counsel. In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that the Company's continued efforts to negotiate amicably with ODAC are determined have been unsuccessful, the Company will evaluate its options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

        Currently, management believes that it has good relationships with the ODAC authorities. However due to the lack of a written agreement or timetable for further payments of Hill's accounts receivable from ODAC or a return to work on Hill's existing contracts, management has reclassified the remaining accounts receivable amounting to $49,659,000 to a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable. Additionally, management has reclassified from current to other liabilities the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,280,000.

Note 5—Property and Equipment

	December 31,
	2014	2013
	(in thousands)
Furniture and equipment	$12,163	$11,190
Leasehold improvements	4,196	3,965
Automobiles	1,696	1,576
Computer equipment and software	24,088	22,656

	42,143	39,387
Less accumulated depreciation and amortization	(30,500)	(28,774)

Property and equipment, net	$11,643	$10,613

        Information with respect to depreciation expense is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Total depreciation expense	$3,643	$4,166	$4,394

Portion charged to cost of services	$1,293	$1,227	$1,350

Portion charged to selling, general and administrative expense	$2,350	$2,939	$3,044

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Intangible Assets

        The following table summarizes the Company's acquired intangible assets:

	December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Client relationships	$36,412	$20,758	$37,501	$18,238
Acquired contract rights	11,387	9,717	11,874	8,541
Trade names	3,023	1,065	3,266	898

Total	$50,822	$31,540	$52,641	$27,677

Intangible assets, net	$19,282		$24,964

        Amortization expense related to intangible assets was as follows:

Years Ended December 31,
2014	2013	2012
(in thousands)
$6,180	$6,590	$8,036

        The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2015	$5,485
2016	4,014
2017	3,005
2018	2,041
2019	1,760

Note 7—Goodwill

        The addition to goodwill in 2013 is due to the acquisitions of BCA ($1,285,000) and CPI ($3,049,000) and the impact of deferred income taxes on the intangible assets acquired in the purchase of an additional equity interest in Hill Spain ($460,000).

        The addition to goodwill in 2014 is due to the acquisition of Cadogans ($865,000).

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill (Continued)

        The following table summarizes the changes in the Company's carrying value of goodwill during 2014 and 2013:

	Project Management	Construction Claims	Total
	(in thousands)
Balance, December 31, 2012	$57,231	$26,776	$84,007
Additions	3,509	1,285	4,794
Translation adjustments	(2,292)	(656)	(2,948)

Balance, December 31, 2013	58,448	27,405	85,853
Additions	—	865	865
Translation adjustments	(4,779)	(1,502)	(6,281)

Balance, December 31, 2014	$53,669	$26,768	$80,437

Note 8—Accounts Payable and Accrued Expenses

        Below are the components of accounts payable and accrued expenses:

	December 31,
	2014	2013
	(in thousands)
Accounts payable	$32,701	$25,349
Accrued payroll and related expenses	39,845	35,732
Accrued subcontractor fees	3,930	6,212
Accrued agency fees	6,920	17,623
Accrued legal and professional fees	968	1,239
Other accrued expenses	7,704	6,115

	$92,068	$92,270

        Approximately $9,280,000 of agency fees and other accrued expenses related to the ODAC contracts have been reclassified to other liabilities as of December 31, 2014. See Note 4 for further information.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt

        Outstanding debt obligations are as follows:

	December 31,
	2014	2013
	(in thousands)
2014 Term Loan Facility	$119,700	$—
2012 Term Loan Payable	—	84,474
2009 Revolving credit loan payable under the Credit Agreement (the weighted average interest rate of all borrowings was 5.32% at December 31, 2013	—	39,000
2014 Domestic Revolving Credit Facility	200
2014 International Revolving Credit Facility	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	5,037	7,670
Borrowings under unsecured credit facility with Ibercaja Bank in Spain	745	2,047
Other notes payable	—	68

	128,236	133,259
Less current maturities	6,361	18,974

Notes payable and long-term debt, net of current maturities	$121,875	$114,285

Refinancing

        On June 12, 2014, the Company and its subsidiary Hill International N.V. (the "Subsidiary") entered into a Commitment Letter with Société Générale (the "Agent") and SG Americas Securities, LLC, (the "Arranger") pursuant to which the Arranger and the Agent committed to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000 which would be used to payoff and terminate the Company's then-existing senior credit facility with a bank group led by Bank of America, N.A. and its then-existing second lien term loan with funds managed by Tennenbaum Capital Partners, LLC.

        Effective as of September 26, 2014 (the "Closing Date"), the Company, entered into a credit agreement with the Agent as administrative agent and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the "U.S. Lenders") consisting of a term loan facility of $120,000,000 (the "Term Loan Facility") and a $30,000,000 U.S. dollar-denominated facility available to the Company (the "U.S. Revolver," together with the Term Loan Facility, the "U.S. Credit Facilities") and a credit agreement with the Agent as administrative agent and collateral agent, (the "International Lender") providing a $15,000,000 Euro-denominated facility available to the Subsidiary (the "International Revolver" and together with the U.S. Revolver, the "Revolving Credit Facilities" and, together with the U.S. Credit Facilities, the "Secured Credit Facilities"). The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

        The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement commencing on December 31, 2014. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation,

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

amortization and share-based compensation for the trailing twelve months. The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels. At December 31, 2014, no client's accounts receivable exceeded the proscribed limits.

        The following tables set forth the Maximum Consolidated Net Leverage Ratio requirements for all reporting periods and the Company's actual ratio at December 31, 2014:

Period ending	Not to exceed	Actual
December 31, 2014	3.50	3.10
March 31, 2015	3.50
June 30, 2015	3.50
September 30, 2015	3.25
December 31, 2015	3.25
March 31, 2016	3.00
June 30, 2016	3.00
September 30, 2016	2.75
December 31, 2016	2.75
March 31, 2017	2.50
June 30, 2017	2.50
September 30, 2017	2.25
December 31, 2017	2.25
March 31, 2018	2.00
June 30, 2018	2.00
September 30, 2018	2.00
December 31, 2018	2.00
Thereafter	1.75

        The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company's U.S. and non-U.S. subsidiaries.

        In connection with the Refinancing, the Company wrote off deferred financing fees amounting to $1,482,000 by a charge to interest expense and related financing fees, net for the year ended December 31, 2014.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

Term Loan Facility

        The Company used the proceeds from the Term Loan Facility:

  •
  for consummating the payoff and termination of the Company's then-existing credit arrangements (the "Refinancing") which consist of the Credit Agreement, dated as of October 18, 2012, among the Company, certain lenders and Obsidian Agency Services, Inc., as amended (the "2012 Term Loan Agreement"), and the Credit Agreement, dated as of June 30, 2009, among the Company, Bank of America, N.A. and certain other lenders, as amended; and

  •
  to pay fees and expenses incurred in connection with the Secured Credit Facilities.

        The interest rate on the Term Loan Facility will be, at the Company's option, either:

  •
  the London Inter-Bank Offered Rate ("LIBOR") for the relevant interest period plus 6.75% per annum, provided that such LIBOR shall not be lower than 1.00% per annum; or

  •
  the Base Rate (as described below) plus 5.75% per annum.

        The "Base Rate" is a per annum rate equal to the highest of (A) the prime rate, (B) the federal funds effective rate plus 0.50%, or (C) the LIBOR for an interest period of one month plus 1.0% per annum. Upon a default, the applicable rate of interest under the Secured Credit Facilities may increase by 2.0%. The LIBOR on the Term Loan Facilities (including when determining the Base Rate) shall in no event be less than 1.0% per annum.

        The Company has the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty; provided, however that upon the occurrence of prepayments relating to certain repricing transactions within the first year following closing, a 1.0% prepayment premium will be payable. The Company is required to make mandatory prepayments of the Term Loan Facility, without premium or penalty, (i) with net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow (as defined in the agreement) for each fiscal year of the Borrowers commencing with the first full fiscal year ending after closing (which percentage would be reduced to 25% if the Consolidated Net Leverage Ratio is equal to or less than 2.25 to 1.00 or reduced to 0% if the Consolidated Net Leverage Ratio is equal to or less than 1.50 to 1.00).

        The Term Loan Facility is generally secured by a first-priority security interest in substantially all assets of the Company and certain of the Company's U.S. subsidiaries other than accounts receivable, cash proceeds thereof and certain bank accounts, as to which the Term Loan Facility is secured by a second-priority security interest.

        The Term Loan Facility has a term of six years, requires repayment of 0.25% of the original principal amount on a quarterly basis commencing on December 31, 2014 and ending on September 30, 2020, and was fully funded at closing. Any amounts repaid on the Term Loan Facility will not be available to be re-borrowed.

        The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which has been deferred and the unamortized balance is included in other assets in the consolidated balance sheet at December 31, 2014. The deferred fees are being amortized to interest and related financing fees, net over a six-year period which commenced on October 1, 2014.

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

        The interest rate on borrowings under the U.S. Revolver will be, at the Company's option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.

        The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate, or "EURIBOR," for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.

        The Company will pay a commitment fee calculated at 0.50% annually on the average daily unused portion of the U.S. Revolver, and the Subsidiary will pay a commitment fee calculated at 0.75% annually on the average daily unused portion of the International Revolver.

        The ability to borrow under each of the U.S. Revolver and the International Revolver is subject to a "borrowing base," calculated using a formula based upon approximately 85% of receivables that meet or satisfy certain criteria ("Eligible Receivables") and that are subject to a perfected security interest held by either the U.S. Lenders or the International Lender, plus, in the case of the International Revolver only, 10% of Eligible Receivables that are not subject to a perfected security interest held by the International Lender, subject to certain exceptions and restrictions.

        The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium. At December 31, 2014, the domestic borrowing base was $28,975,000 and the international borrowing base was $15,000,000.

        Generally, the obligations of the Company under the U.S. Revolver are secured by a first-priority security interest in the above-referenced accounts receivable, cash proceeds and bank accounts of the Company and certain of the Company's U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and such subsidiaries. The obligations of the Subsidiary under the International Revolver would generally be secured by a first-priority security interest in substantially all accounts receivable, cash proceeds thereof and certain bank accounts of the Subsidiary and certain of the Company's non-U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and certain of the Company's U.S. and non-U.S. subsidiaries.

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

        The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $2,300,000 which has been deferred and the unamortized balance is included in other assets in the consolidated balance sheet at December 31, 2014. The deferred fees are being amortized to interest expense and related financing fees, net over a five-year period which commenced on October 1, 2014.

        At December 31, 2014, the Company had $16,836,000 of outstanding letters of credit and $11,939,000 of available borrowing capacity under the U.S. Revolver.

        At December 31, 2014, the Company had $6,722,000 of outstanding letters of credit and $10,086,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See "Other Debt Arrangements" below for more information).

2012 Term Loan Agreement

        The Company entered into a Term Loan Agreement on October 18, 2012, which was amended from time to time. Borrowings under the 2012 Term Loan Agreement were collateralized by a second lien on substantially all of the Company's assets, including, without limitation, accounts receivable, equipment, securities, financial assets and the proceeds of the foregoing, as well as by a pledge of 65% of the outstanding capital stock of its wholly-owned foreign subsidiary, Hill International N.V., and of certain of its other foreign subsidiaries. The maturity date of the Term Loan was scheduled for October 18, 2016.

        The Company paid interest on amounts outstanding at a rate per annum equal to 7.50%.

        Also, contemporaneous with its entry into the 2012 Term Loan Agreement, the Company entered into a Fee Letter. The Fee Letter required the Company to pay to the Lenders an exit fee (the "Exit Fee"), which fee was earned in full on the Closing Date and was due and payable on September 26, 2014, the date the 2012 Term Loan was paid in full (the "Exit Date"). The Exit Fee meant the amount, if any, when paid to the Term Loan Lenders on the Exit Date, that would result in the internal annual rate of return to the Term Loan Lenders on the Exit Date being equal to, but no greater than, 20%; provided that in no event would the Exit Fee amount be less than $0 or greater than $11,790,000. The IRR was to be calculated as the rate of return earned by the Term Loan Lenders on their initial investment in the 2012 Term Loan (calculated as the principal amount of the Term Loan less the Closing Fee of $25,000,000, or $75,000,000) through the Exit Date taking into account the payment by the Company to the Term Loan Lenders of all principal, interest and other payments to the Term Loan Lenders pursuant to the 2012 Term Loan Agreement. There was no Exit Fee payable upon the payoff and termination of the Term Loan.

        On August 6, 2014, the Company made a mandatory principal prepayment of $9,522,000 from funds received in the equity offering. On September 26, 2014, the Company paid $90,478,000 (including accelerated principal of $9,338,000 which was charged to interest expense and related financing fees, net for the year ended December 31, 2014), plus interest of $1,659,000, to payoff and terminate the Term Loan.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

2009 Revolving Credit Agreement

        The Company entered into a Credit Agreement, dated June 30, 2009 (the "2009 Revolving Credit Agreement"), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the "Lenders"), and Bank of America, N.A., as Administrative Agent which was amended from time to time.

        The maturity date of the 2009 Revolving Credit Agreement was scheduled for March 31, 2015. On September 26, 2014, the Company paid $25,500,000 (including $9,522,000 from funds received in the equity offering, plus interest of $420,000, to payoff and terminate the 2009 Revolving Credit Agreement.

Other Debt Arrangements

        The Company's subsidiary, Hill International (Spain) S.A. ("Hill Spain"), maintains a revolving credit facility with six banks (the "Financing Entities") in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings. The original available amount was reduced to approximately 75.0% at December 31, 2014 and will be reduced to 50.0% at December 31, 2015. Additionally, the availability is reduced by €15,000 on a quarterly basis. At December 31, 2014, the total facility was approximately €4,170,000 (approximately $5,071,000) and borrowings outstanding were €4,142,000 (approximately $5,037,000). The amount being financed ("Credit Contracts") by each Financing Entity varies from €284,000 (approximately $346,000) and €1,319,000 (approximately $1,604,000). To guarantee Hill Spain's obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities and, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

        Hill Spain maintains an unsecured credit facility with the Ibercaja Bank in Spain for €700,000 (approximately $851,000) at December 31, 2014. The availability will be reduced by €175,000 on a quarterly basis commencing on March 31, 2015. The interest rate at December 31, 2014 was 6.75%. At December 31, 2014, this facility had total borrowings outstanding of €613,000 (approximately $745,000). The facility expires on December 31, 2015.

        The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at December 31, 2014) collateralized by certain overseas receivables. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.48% at December 31, 2014) but no less than 5.50%. At December 31, 2014, there were no borrowings outstanding. This facility also allows for to AED 127,033,000 (approximately $34,589,000 at December 31, 2014) in Letters of Guarantee of which AED 116,506,000 (approximately $31,741,000) were utilized at December 31, 2014. This facility is being renewed on a month-to-month basis. The Company is in the process of negotiating a new credit facility.

        Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (approximately $1,091,000 at December 31, 2014), with a

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

weighted average interest rate of 3.99% per month at December 31, 2014. There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

        The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2014, the maximum U.S. dollar equivalent of the commitments was $69,270,000 of which $24,723,000 is outstanding.

        Scheduled maturities of long term debt are as follows (in thousands):

Years Ending December 31,
2015	$6,361
2016	4,575
2017	1,200
2018	1,200
2019	1,200
Thereafter	113,700

Total debt	$128,236

Note 10—Supplemental Cash Flow Information

        The Company issues shares of its common stock to its non-employee directors as partial compensation for services on the Company's Board through the next annual stockholders meeting. See Note 11 for further information with respect to this plan.

        Other non-cash activity is provided in the following table:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Interest and related financing fees paid	$22,753	$13,372	$16,952

Income taxes paid	$11,903	$8,601	$4,443

Reduction of noncontrolling interest in connection with acquisitions of an additional interest in Engineering S.A.	(2,649)	—	—

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	618	—	—

Increase in additional paid in capital from issuance of shares of common stock form cashless exercise of stock options	538	—	—

Increase in intangible assets and goodwill in connection with acquisitions of Cadogans in 2014 and BCA and CPI in 2013	$3,998	$7,161	$—

Increase in deferred income taxes in connection with the acquisition of noncontrolling interests in Hill Spain	$—	$460	$1,720

Common stock issued for acquisitions of BCA and CPI	$—	$4,450	$—

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

        The 2009 Non-Employee Director Stock Grant Plan covers 400,000 shares of the Company's common stock. Only the Company's Non-Employee Directors are eligible to receive grants under the plan. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares issued	26	52	52
Compensation expense	$175	$150	$150

2008 Employee Stock Purchase Plan

        The Employee Stock Purchase Plan covers 2,000,000 shares of the Company's common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares purchased	55	51	37
Aggregate purchase price	$197	$162	$105
Compensation expense	$35	$24	$19

2007 Restricted Stock Grant Plan

        The 2007 Restricted Stock Grant Plan covered 340,000 shares of the Company's common stock. Awards aggregating 335,000 shares were approved by the Compensation Committee on February 28, 2007. The shares vested annually over a five-year period commencing on February 28, 2008. Through December 31, 2013, the Company has issued 317,000 shares of its common stock. Under the terms of the plan, no further grants may be made. Information with respect to the plan follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares issued (canceled)	(2)	—	61
Compensation expense	$(8)	$—	$180

2006 Employee Stock Option Plan

        The 2006 Employee Stock Option Plan, as amended, covers 10,000,000 shares of the Company's common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company's common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2014, a total of 2,057,474 shares of common stock were reserved for future issuance under the plan. On January 2, 2015, the Company issued options to purchase 500,000 shares of its common stock to the Company's President and Chief Executive Officer. The options have an exercise price of $3.91 per share, vest over five years, have a seven-year contractual life and have a fair value of $1,010,000. On January 27, 2015 the Company issued options to purchase 525,000 shares of its common stock to various executives. The options have an exercise price of $4.04 per share, vest over five years, have a seven-year contractual life and have a fair value of $1,087,000.

        The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2014, 2013 and 2012 and the assumptions used to estimate the fair value:

	December 31,
	2014	2013	2012
Average expected life (years)	4.59	4.29	3.66
Forfeiture range	0 - 5.0%	0 - 5.0%	0%
Weighted average forfeiture rate	0.9%	0.9%	0%
Dividends	0%	0%	0%
Volatility range	61.5 - 65.5%	67.8 - 73.5%	70.8 - 78.4%
Weighted average volatility	62.9%	71.7%	77.5%
Range of risk-free interest rates	0.86 - 1.74%	0.50 - 1.36%	0.36 - 0.86%
Weighted average risk-free interest rate	1.67%	0.77%	0.8%
Weighted average fair value at grant date	$2.28	$1.95	$2.52

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        A summary of the Company's stock option activity and related information for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands, except exercise price and remaining life data)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2011	3,821	5.29
Granted	994	5.17
Exercised	(10)	2.45
Expired	(117)	7.48
Forfeited	(44)	4.94

Outstanding, December 31, 2012	4,644	5.22
Granted	2,076	3.80
Exercised	(8)	2.45
Expired	(101)	12.42
Forfeited	(37)	4.02

Outstanding, December 31, 2013	6,574	$4.67
Granted	1,849	4.57
Exercised	(524)	3.00
Expired	(496)	7.66
Forfeited	(44)	4.37

Outstanding, December 31, 2014	7,359	4.57	3.19	$—

Exercisable, December 31, 2014	3,302	$5.23	1.72	$—

        Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2014. At December 31, 2014, the weighted average exercise price of the outstanding options was $4.57 and the closing stock price was $3.84.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$2.45	559,489	1.17	$2.45	559,489	$2.45
2.85	90,908	2.45	2.85	90,908	2.85
2.89	116,280	3.43	2.89	116,280	2.89
3.12	10,000	5.60	3.12	2,000	3.12
3.67	888,000	5.06	3.67	172,000	3.67
3.89	3,000	4.39	3.89	3,000	3.89
3.95	500,000	6.01	3.95	—	—
4.04	1,000,000	3.06	4.04	250,000	4.04
4.19	25,000	1.13	4.19	25,000	4.19
4.25	84,868	0.42	4.25	84,868	4.25
4.35	500,000	4.01	4.35	—	—
4.37	10,000	1.34	4.37	10,000	4.37
4.92	5,000	1.59	4.92	5,000	4.92
4.95	775,000	6.19	4.95	—	—
5.31	20,000	2.07	5.31	16,000	5.31
5.47	880,200	2.18	5.47	440,100	5.47
5.73	8,000	3.84	5.73	4,000	5.73
5.83	265,000	2.25	5.83	212,000	5.83
6.31	261,725	2.95	6.31	181,725	6.31
6.32	10,000	0.84	6.32	10,000	6.32
6.41	320,000	0.24	6.41	320,000	6.41
6.50	3,000	0.12	6.50	3,000	6.50
6.61	63,870	4.45	6.61	63,870	6.61
7.32	907,336	1.07	7.32	680,502	7.32
11.10	20,000	0.08	11.10	20,000	11.10
12.82	22,500	0.12	12.82	22,500	12.82
16.79	10,000	0.59	16.79	10,000	16.79

	7,359,176	3.19	$4.57	3,302,242	$5.23

        In the years ended December 31, 2014, 2013 and 2012, the Company recorded share-based compensation related to stock options of approximately $3,292,000, $2,787,000 and $2,107,000, respectively, which is included in selling, general and administrative expenses.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        The following table summarizes the Company's non-vested stock option activity and related information for the years ended December 31, 2014, 2013 and 2012:

(in thousands, except weighted average grant date fair value)	Options	Average Grant Date Fair Value Per Share
Non-vested options at December 31, 2011	2,414	2.23
Granted	994	2.52
Vested	(881)	2.12
Forfeited	(44)	2.15

Non-vested options at December 31, 2012	2,483	2.39
Granted	2,076	1.95
Vested	(981)	2.14
Forfeited	(37)	2.17

Non-vested options at December 31, 2013	3,541	2.20
Granted	1,849	2.28
Vested	(1,289)	2.19
Forfeited	(44)	2.33

Non-vested options at December 31, 2014	4,057	$2.24

        At December 31, 2014, total unrecognized compensation cost related to non-vested options was $6,153,000 and will be recognized over the remaining weighted-average service period of 1.96 years.

Note 12—Stockholders' Equity

Stock Repurchase Program

        Under its stock repurchase program, the Company is authorized to purchase shares of its common stock up to a total purchase price of $60,000,000. To date, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. Under the terms of its Secured Credit Facilities (see Note 9), the Company may make additional purchases up to an aggregate of $3,000,000 as long as immediately before and after giving effect to the purchase, no event of default shall have occurred and be continuing at the time.

Other

        On March 7, 2014, the Company issued 171,308 shares of its common stock aggregating $618,000 to the former shareholders of Collaborative Partners, Inc. as payment for equity in excess of that required under the acquisition agreement.

        In March 2014, the Company's Chairman and Chief Executive Officer exercised 200,000 options with an exercise price of $2.70 through the Company on a cashless basis. The Company withheld 112,788 shares as payment for the options and placed those shares in treasury stock. The Chairman and Chief Executive Officer received 87,212 shares from this transaction.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stockholders' Equity (Continued)

        On August 6, 2014, in connection with the Refinancing (See Note 9), the Company sold 9,546,629 shares of its common stock in an underwritten equity offering and received net proceeds aggregating approximately $38,078,000, of which two mandatory prepayments of $9,522,402 were used to pay down the 2012 Term Loan Agreement and the 2009 Revolving Credit Agreement.

        We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the "SEC") which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities.

        In addition, we have an effective registration statement on Form S-4 on file with the SEC which registered 20,000,000 shares of our common stock, which includes 6,438,923 shares of our common stock registered under a previous Form S-4, for use in future acquisitions. During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI. During 2014, we issued 171,308 shares in connection with certain additional consideration for CPI. We expect to issue shares of our common stock in connection with certain contingent consideration for those two companies.

Note 13—Income Taxes

        The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were (697.9%), 63.0% and (104.2%), respectively. The difference in the Company's 2014 effective tax rate compared to the 2013 rate is primarily related to a significant increase in the U.S. pretax loss in 2014 primarily due to the recognition of an additional $10,820,000 of interest expense related to the refinancing and early termination of the Company's former senior credit facility and term loan during the third quarter of 2014. For all the years presented, the Company's effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes. This was partially offset in 2013 and 2014 by approximately $2,500,000 of reversal for uncertain tax positions based on management's assessment that those items were effectively settled with a foreign jurisdiction.

        The difference in the Company's 2013 effective tax rate over 2012 was primarily the result of not recording an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize. In addition, the Company recognized higher income tax expense related to withholding taxes on certain foreign operations. These items were partially offset by the $2,473,000 reversal for uncertain tax positions based on management's assessment that those items were effectively settled with a foreign jurisdiction.

        The components of earnings (loss) before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(39,635)	$(26,460)	$(19,172)
Foreign jurisdictions	38,430	36,054	6,269

	$(1,205)	$9,594	$(12,903)

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        Income tax (benefit) expense consists of the following:

	Current	Deferred	Total
	(in thousands)
Year ended December 31, 2014:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	10,036	(1,625)	8,411

	$10,036	$(1,625)	$8,411

Year ended December 31, 2013:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	7,245	(1,202)	6,043

	$7,245	$(1,202)	$6,043

Year ended December 31, 2012:
U.S. federal	$285	$10,586	$10,871
State and local	(12)	(1,684)	(1,696)
Foreign jurisdictions	7,913	(3,646)	4,267

	$8,186	$5,256	$13,442

        The increase in the expense for 2014 over 2013 results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company's U.S. net operating losses which management believes the Company will not be able to utilize.

        The differences between income taxes based on the statutory U.S. federal income tax rate and the Company's effective income tax rate are provided in the following reconciliation.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Statutory federal income tax	$(410)	$3,262	$(4,387)
Foreign tax benefit for earnings taxed at lower rates	(2,285)	(3,907)	1,837
Change in the valuation allowance	15,409	10,783	18,258
Net liability (reductions) additions for uncertain tax positions	(2,379)	(2,314)	(350)
Excess compensation	646	204	170
State and local income taxes, net of federal income tax benefit	(2,076)	(1,476)	(1,065)
Stock options	224	230	(356)
Deferred tax adjustment	—	—	(497)
Purchase accounting reversal	(490)	—	—
Reversal of interest allocations to foreign entities	—	(1,014)	—
Other	(228)	275	(168)

Total	$8,411	$6,043	$13,442

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carry forward—U.S. operations	$40,065	$25,185
Amortization of intangibles	7,329	6,657
Net operating loss carry forward—foreign operations	8,558	6,389
Compensated absences	2,458	2,574
Foreign income taxes on currency translation	1,007	—
Share based compensation	3,026	2,087
Allowance for uncollectible accounts	1,003	933
Bonus accrual	1,087	1,373
Deferred income	485	19
Foreign tax credit	982	956
Other	875	671

Total gross deferred tax assets	66,875	46,844
Valuation allowances	(49,254)	(31,257)

Net deferred tax assets	17,621	15,587

Deferred tax liabilities:
Intangible assets	(13,205)	(14,013)
Depreciation	(1,297)	(1,512)
Prepaid expenses	(1,159)	(632)
Change in tax method	(279)	(369)
Foreign income taxes on currency translations	—	(575)

Total gross deferred tax liabilities	(15,940)	(17,101)

Net deferred tax assets (liabilities)	$1,681	$(1,514)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$1,188	$1,705
Non-current deferred tax assets	15,426	13,882
Current deferred tax liabilities	(279)	(369)
Non-current deferred tax liabilities	(14,654)	(16,732)

	$1,681	$(1,514)

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

        At December 31, 2012, due to recurring net operating losses in the United States, management determined that it was more likely than not that the Company would not be able to utilize its U.S.-related deferred tax assets. The Company continues to generate U.S. net operating losses and has recorded additional valuation allowances of $9,062,000 and $15,319,000 at December 31, 2013 and 2014, respectively. As a result, the U.S. deferred tax assets, net of U.S.-based deferred tax liabilities, are fully reserved at December 31, 2014. Cumulative U.S. federal and state net operating losses at December 31, 2014 are $101,071,000 and $104,076,000, respectively.

        At December 31, 2014 and 2013, there were approximately $33,933,000 and $24,013,000, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. A valuation allowance of $7,167,000 and $4,489,000 was recorded at December 31, 2014 and 2013, respectively, related to the foreign net operating losses in certain jurisdictions. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions.

        The Company has made no provision for U.S. taxes on $147,997,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time and are not intended to be distributed to the U.S. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

        In 2013, deferred tax assets and additional paid in capital were reduced by $583,000 to record the differential between book expense and tax expense related to the vesting of restricted stock.

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

        The following table indicates the changes to the Company's uncertain tax positions for the years ended December 31, 2014 and 2013 including interest and penalties:

	Years Ended December 31,
	2014	2013
	(in thousands)
Balance, beginning of year	$2,933	$5,033
Reductions based on tax positions related to prior years	(2,683)	(2,473)
Additions based on tax positions related to prior years	725	373

Balance, end of year	$975	$2,933

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2011. However, net operating losses utilized for prior years in subsequent year's tax returns are subject to examination until three years after the filing of subsequent year's tax return. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

        The Company's policy is to record income tax related interest and penalties in income tax expense. At December 31, 2014 and 2013, the Company has accrued $520,000 and $172,000, respectively, related to potential interest and penalties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (Continued)

Off-Balance Sheet Arrangements

        The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

  (1)
  Certain of the Company's subsidiaries (Hill International N.V., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services which provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries' banks in favor of the clients. In some cases these clients also require a parent company guarantee.

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

        The maximum potential future payment under these arrangements at December 31, 2014 was $80,022,000.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2014 and 2013 were $16,007,000 and $18,506,000, respectively.

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

        The Company is committed to pay additional consideration for the purchase of Cadogans in the amount of £519,000 to be paid in cash on October 31, 2015 and an earn out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000). See Note 3.

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

Note 15—Operating Leases

        The Company has numerous operating leases which have various expiration dates through April 30, 2027. Rent expense was approximately $13,902,000, $12,408,000 and $12,538,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

        At December 31, 2014, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2015	12,422
2016	9,143
2017	7,665
2018	6,097
2019	4,897
Thereafter	15,270

Total	$55,494

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Benefit Plans

        The Company maintains a 401(k) Retirement Savings Plan (the "401(k) Plan") for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age. Through April 30, 2012, the Company matched 50% of the employee contributions up to 6% of employee compensation. Effective May 1, 2012, the Company suspended its matching contribution. Effective January 1, 2013, the Company matches 50% of employee contributions up to 2% of employee compensation up to a maximum $2,550. For the years ended December 31, 2014, 2013 and 2012, the Company recognized expense amounting to $801,000, $734,000 and $666,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

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

        The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

        The following tables reflect the required disclosures for the Company's reportable segments (in thousands):

Consulting Fee Revenue ("CFR")

	2014		2013		2012
Project Management	$427,515	74.2%	$392,602	76.7%	$312,232	74.8%
Construction Claims	148,290	25.8	119,483	23.3	105,366	25.2

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

Total Revenue:

	2014		2013		2012
Project Management	$486,442	76.0%	$452,517	78.5%	$372,281	77.4%
Construction Claims	153,839	24.0	124,164	21.5	108,500	22.6

Total	$640,281	100.0%	$576,681	100.0%	$480,781	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Operating Profit:

	2014	2013	2012
Project Management	$48,516	$48,682	$23,273
Construction Claims	10,996	12,171	8,071
Corporate	(30,232)	(28,395)	(26,097)

Total	$29,280	$32,458	$5,247

Depreciation and Amortization Expense:

	2014	2013	2012
Project Management	$6,888	$7,677	$9,172
Construction Claims	2,719	2,852	2,998

Subtotal segments	9,607	10,529	12,170
Corporate	216	227	260

Total	$9,823	$10,756	$12,430

Consulting Fee Revenue by Geographic Region:

	2014		2013		2012
U.S./Canada	$125,691	21.8%	$121,291	23.7%	$117,593	28.2%
Latin America	40,844	7.1	49,188	9.6	51,820	12.4
Europe	79,009	13.7	75,398	14.7	84,267	20.2
Middle East	270,924	47.1	219,315	42.8	134,037	32.1
Africa	23,849	4.1	22,744	4.4	13,591	3.3
Asia/Pacific	35,488	6.2	24,149	4.8	16,290	3.8

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

U.S.	$122,096	21.2%	$117,740	23.0%	$114,368	27.4%
Non-U.S.	453,709	78.8	394,345	77.0	303,230	72.6

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

        For the year ended December 31, 2014, consulting fee revenue for the United Arab Emirates amounted to $73,329,000 representing 12.7% of the total and Oman's consulting fee revenue amounted to $66,896,000 representing 11.6% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

        For the year ended December 31, 2013, consulting fee revenue for the United Arab Emirates amounted to $66,918,000 representing 13.1% of the total and Oman's consulting fee revenue amounted to $51,053,000 representing 10.0% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

        For the year ended December 31, 2012, consulting fee revenue for the United Arab Emirates amounted to $61,729,000 representing 14.8% of the total and Brazil's consulting fee revenue amounted

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

to $45,663,000 representing 10.9% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	2014		2013		2012
U.S./Canada	$170,550	26.6%	$171,012	29.7%	$167,682	34.9%
Latin America	41,106	6.4	49,546	8.6	52,046	10.8
Europe	84,335	13.2	80,062	13.9	90,624	18.8
Middle East	280,502	43.8	224,716	39.0	138,731	28.9
Africa	27,474	4.3	26,186	4.5	15,303	3.2
Asia/Pacific	36,314	5.7	25,159	4.3	16,395	3.4

Total	$640,281	100.0%	$576,681	100.0%	$480,781	100.0%

U.S.	$166,893	26.1%	$167,314	29.0%	$164,347	34.2%
Non-U.S.	473,388	73.9	409,367	71.0	316,434	65.8

Total	$640,281	100.0%	$576,681	100.0%	$480,781	100.0%

        For the year ended December 31, 2014, total revenue for the United Arab Emirates amounted to $74,708,000 representing 11.7% of the total and Oman's total revenue amounted to $70,798,000 representing 11.8% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

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

Consulting Fee Revenue By Client Type:

	2014		2013		2012
U.S. federal government	$13,250	2.3%	$14,958	2.9%	$12,877	3.1%
U.S. state, regional and local governments	74,921	13.0	69,477	13.6	61,790	14.8
Foreign governments	219,605	38.1	181,066	35.3	96,242	23.0
Private sector	268,029	46.6	246,584	48.2	246,689	59.1

Total	$575,805	100.0%	$512,085	100.0%	$417,598	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Total Revenue By Client Type:

	2014		2013		2012
U.S. federal government	$16,459	2.6%	$17,499	3.0%	$15,429	3.2%
U.S. state, regional and local governments	104,866	16.4	100,157	17.4	82,898	17.2
Foreign governments	232,715	36.3	188,981	32.8	102,136	21.2
Private sector	286,241	44.7	270,044	46.8	280,318	58.4

Total	$640,281	100.0%	$576,681	100.0%	$480,781	100.0%

Total Assets by Geographic Region:

	December 31,
	2014	2013
U.S./Canada	$113,481	$104,729
Latin America	33,757	37,506
Europe	98,106	102,871
Middle East	130,969	108,654
Africa	68,834	79,043
Asia/Pacific	19,837	16,299

Total	$464,984	$449,102

U.S.	$111,588	$103,017
Non-U.S.	353,396	346,085

	$464,984	$449,102

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2014	2013
U.S./Canada	$3,358	$3,837
Latin America	1,101	1,351
Europe	2,191	2,575
Middle East	3,428	2,167
Africa	901	182
Asia/Pacific	664	501

Total	$11,643	$10,613

U.S.	$3,358	$3,837
Non-U.S.	8,285	6,776

Total	$11,643	$10,613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 13, 2015 expressed an unqualified opinion thereon.

        As discussed in Note 4 to the consolidated financial statements, the Company has significant accounts receivable from its operations in Libya. Since the end of the civil unrest in this country, the Company continues its collection efforts and is attempting to reestablish its operations. Due to these circumstances, if the Company is unable to collect these outstanding accounts receivable, the Company's financial condition could be significantly impacted.

        In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP
Iselin, New Jersey
March 13, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc. and Subsidiaries

        We have audited Hill International, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Hill International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 13, 2015

Quarterly Results (Unaudited)

        The following is a summary of certain quarterly financial information for fiscal years 2014 and 2013:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2014
Consulting fee revenue	$137,249	$144,515	$145,324	$148,717	$575,805
Total revenue	150,013	159,639	161,491	169,138	640,281
Gross profit	58,659	61,269	62,649	64,433	247,010
Operating profit	6,000	8,655	11,297	3,328	29,280
Net earnings (loss)	293	2,016	(8,615)	(3,310)	(9,616)
Net earnings (loss) attributable to Hill	53	1,518	(8,966)	(3,484)	(10,879)
Basic earnings (loss) per common share	$0.00	$0.04	$(0.19)	$(0.07)	$(0.25)
Diluted earnings (loss) per common share	$0.00	$0.04	$(0.19)	$(0.07)	$(0.25)
Year Ended December 31, 2013
Consulting fee revenue	$122,556	$128,427	$130,181	$130,921	$512,085
Total revenue	136,073	148,464	147,194	144,950	576,681
Gross profit	49,858	53,070	54,447	58,655	216,030
Operating profit	7,399	9,840	8,252	6,967	32,458
Net earnings (loss)	38	1,271	2,942	(700)	3,551
Net (loss) earnings attributable to Hill	(380)	719	2,556	(1,266)	1,629
Basic (loss) earnings per common share	$(0.01)	$0.02	$0.06	$(0.03)	$0.04
Diluted (loss) earnings per common share	$(0.01)	$0.02	$0.06	$(0.03)	$0.04

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        (a)   Evaluation of Disclosure Controls and Procedures.

        The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company's management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

        Based on the Company's processes and assessment, as described above, management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

        EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2014, has issued a report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Form 10-K.

        (c)   Changes in Internal Control.

        There were no changes in the Company's internal control over financial reporting during the Company's fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information in our 2015 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2015 Proxy Statement is incorporated by reference in this section.

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

Item 11.    Executive Compensation.

        The information appearing in our 2015 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee", and "Executive Compensation" is incorporated by reference in this section.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing in our 2015 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2014 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 11 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	7,359,176	$4.67	3,576,852	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,359,176	$4.67	3,576,852

(1)
As of December 31, 2014, the Company had 2,057,474 shares remaining available for future issuance under our 2006 Employee Stock Option Plan, 1,375,863 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 143,515 shares remaining available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.

(2)
In January 2015, the Company granted 1,025,000 options to purchase shares of its common stock, decreasing the number of shares remaining available for future issuance under our 2006 Employee Stock Option Plan to 1,032,074 as of January 27, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information appearing in our 2015 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section

Item 14.    Principal Accounting Fees and Services.

        The information appearing in our 2015 Proxy Statement under the headings "Independent Auditors" and "Audit Committee Report" is incorporated by reference in this section.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2014 and December 31, 2013, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012.

(b)
Exhibits

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)

3.1		Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)

3.2		Amended and Restated By-laws of Hill International, Inc.(3)

3.3		Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(4)

4.1		Specimen Common Stock Certificate.(5)

10.1	*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(6)

10.2	*	Employment Agreement between the Company and Irvin E. Richter.(7)

10.3	*	Employment Agreement between the Company and David L. Richter.(8)

10.4	*	Employment Agreement between the Company and Irvin E. Richter, dated as of December 31, 2014.(9)

10.5	*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(10)

10.6		Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(11)

10.7		U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company.(12)

10.8		U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company.(13)

10.9		International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.(14)

10.10		International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent.(15)

10.11		Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto.(16)

10.12		Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A.(17)

Exhibit No.	Description
10.13	Forbearance Agreement, dated as of June 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined in the Credit Agreement).(18)

10.14	First Amendment to Forbearance Agreement, dated as of August 16, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(19)

10.15	Second Amendment to Forbearance Agreement, dated as of September 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(20)

10.16	Forbearance and First Amendment to Credit Agreement, dated as of October 17, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(21)

10.17	Limited Waiver and Second Amendment to Credit Agreement dated March 6, 2012 between Hill International, Inc., as borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Credit Agreement).(22)

10.18	Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent.(23)

10.19	Second Amendment to Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International Inc. and certain of its subsidiaries party thereto in favor of Bank of America, N.A., as administrative agent.(24)

10.20	Fourth Amendment to Credit Agreement, dated as of May 23, 2013, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent.(25)

10.21	Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, each lender from time to time party thereto, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(26)

10.22	Guarantee and Collateral Agreement, dated as of October 18, 2012, made by Hill International, Inc. and certain of its subsidiaries party thereto in favor of Obsidian Agency Services, Inc. as administrative agent.(27)

10.23	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Fund VI, LLC for $28,000,000.(28)

10.24	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Partners V, LLC for $46,666,667.(29)

Exhibit No.		Description
10.25		Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Expansion Fund, LLC for $8,000,000.(30)

10.26		Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Opportunities Fund, LLC for $17,333,333.(31)

10.27		Trademark Security Agreement, dated as of October 18, 2012, made by Hill International, Inc. in favor of Obsidian Agency Services, Inc.(32)

10.28		Intercreditor Agreement, dated as of October 18, 2012, by and between Bank of America, N.A. and Obsidian Agency Services, Inc.(33)

10.29		Letter, dated as of October 18, 2012, from Hill International, Inc. to Obsidian Agency Services, Inc., as Administrative Agent regarding Fee Letter.(34)

10.30		First Amendment to Credit Agreement, dated as of May 23, 2013, by and among Hill International, Inc., as Borrower, Special Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP and Tennenbaum Opportunities Fund VI, LLC, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(35)

10.31	*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(36)

10.32	*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(37)

10.33	*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(38)

14		Code of Ethics.(39)

21		Subsidiaries of the Registrant.

23.1		Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.PRE		XBRL Taxonomy Presentation Linkbase Document.

101.CAL		XBRL Taxonomy Calculation Linkbase Document.

101.LAB		XBRL Taxonomy Label Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.

(4)	Included as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference.

(5)	Included as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(6)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.

(7)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(8)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.

(9)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(10)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(11)	Included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(12)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(13)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(14)	Included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(15)	Included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(16)	Included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(17)	Included as Exhibit 10.15 to the Registrant's Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.

(18)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference.

(19)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(20)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.

(21)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 21, 2011 and incorporated herein by reference.

(22)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2012 and incorporated herein by reference.

(23)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(24)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(25)	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2013 and incorporated herein by reference.

(26)	Included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(27)	Included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(28)	Included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(29)	Included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(30)	Included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(31)	Included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(32)	Included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(33)	Included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(34)	Included as Exhibit 10.11 to the Registrant's Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(35)	Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 23, 2013 and incorporated herein by reference.

(36)*	Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(37)*	Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(38)*	Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.

(39)	Included as Exhibit 14 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

*	Constitutes a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.
By:	/s/ DAVID L. RICHTER David L. Richter President and Chief Executive Officer
Date: March 13, 2015

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ IRVIN E. RICHTER Irvin E. Richter Chairman and Director	By:	/s/ GARY F. MAZZUCCO Gary F. Mazzucco Director
Date: March 13, 2015		Date: March 13, 2015
By:	/s/ DAVID L. RICHTER David L. Richter President, Chief Executive Officer and Director (Principal Executive Officer)	By:	/s/ BRIAN W. CLYMER Brian W. Clymer Director
Date: March 13, 2015		Date: March 13, 2015
By:	/s/ JOHN FANELLI III John Fanelli III Senior Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/s/ ALAN S. FELLHEIMER Alan S. Fellheimer Director
Date: March 13, 2015		Date: March 13, 2015
By:	/s/ CAMILLE S. ANDREWS Camille S. Andrews Director	By:	/s/ STEVEN M. KRAMER Steven M. Kramer Director
Date: March 13, 2015		Date: March 13, 2015
By:	/s/ RONALD F. EMMA Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Date: March 13, 2015

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions Charged to Earnings	Other— Allowance Acquired in Business Combinations	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year
	(in thousands)
Fiscal year ended December 31, 2014	$9,530	$5,323	$161	$(3,872)	$11,142

Fiscal year ended December 31, 2013	$10,268	$3,928	$90	$(4,756)	$9,530

Fiscal year ended December 31, 2012	$9,181	$3,209	$—	$(2,122)	$10,268