Form 10-Q
period 2015-03-31
Hill International, Inc.
filed 2015-05-11
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33961

HILL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Square 2005 Market Street, 17th Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 309-7700

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

There were 50,373,822 shares of the Registrant’s Common Stock outstanding at April 30, 2015.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$25,785	$30,124
Cash - restricted	7,956	8,851
Accounts receivable, less allowance for doubtful accounts of $10,510 and $11,142	206,833	194,256
Accounts receivable - affiliates	5,932	3,993
Prepaid expenses and other current assets	14,799	15,854
Income taxes receivable	3,209	2,833
Deferred income tax assets	1,051	1,188
Total current assets	265,565	257,099
Property and equipment, net	14,850	11,643
Cash - restricted, net of current portion	7,726	7,156
Accounts receivable - Libya	48,967	49,659
Retainage receivable	3,267	3,300
Acquired intangibles, net	16,366	19,282
Goodwill	74,534	80,437
Investments	4,359	5,083
Deferred income tax assets	16,367	15,426
Other assets	16,709	15,899
Total assets	$468,710	$464,984
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	4,805	6,361
Accounts payable and accrued expenses	97,518	92,068
Income taxes payable	8,439	8,689
Deferred revenue	17,991	20,542
Deferred income taxes	138	279
Other current liabilities	8,164	9,996
Total current liabilities	137,055	137,935
Notes payable and long-term debt, net of current maturities	135,145	121,875
Retainage payable	2,660	2,448
Deferred income taxes	12,711	14,654
Deferred revenue	12,366	12,193
Other liabilities	13,434	13,093
Total liabilities	313,371	302,198

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 56,920 shares issued at both March 31, 2015 and December 31, 2014	6	6
Additional paid-in capital	180,675	179,912
Retained earnings	37,254	36,159
Accumulated other comprehensive loss	(41,840)	(33,661)
	176,095	182,416
Less treasury stock of 6,546 shares at both March 31, 2015 and December 31, 2014, at cost	(28,304)	(28,304)
Hill International, Inc. share of equity	147,791	154,112
Noncontrolling interests	7,548	8,674
Total equity	155,339	162,786
Total liabilities and stockholders’ equity	$468,710	$464,984

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Consulting fee revenue	$152,453	$137,249
Reimbursable expenses	19,127	12,764
Total revenue	171,580	150,013

Cost of services	86,689	78,590
Reimbursable expenses	19,127	12,764
Total direct expenses	105,816	91,354

Gross profit	65,764	58,659

Selling, general and administrative expenses	59,565	52,659
Equity in losses of affiliate	183	—
Operating profit	6,016	6,000

Interest and related financing fees, net	3,574	5,076

Earnings before income taxes	2,442	924
Income tax expense	1,163	631

Net earnings	1,279	293
Less: net earnings - noncontrolling interests	184	240

Net earnings attributable to Hill International, Inc.	$1,095	$53

Basic earnings per common share - Hill International, Inc.	$0.02	$—

Basic weighted average common shares outstanding	50,373	39,795

Diluted earnings per common share - Hill International, Inc.	$0.02	$—

Diluted weighted average common shares outstanding	50,637	40,602

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net earnings	$1,279	$293
Foreign currency translation adjustment, net of tax	(9,430)	1,459
Other, net	(59)	39
Comprehensive (loss) earnings	(8,210)	1,791
Comprehensive (loss) earnings attributable to noncontrolling interests	(1,126)	518
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(7,084)	$1,273

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,279	$293
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,440	2,427
Provision for bad debts	1,905	576
Interest accretion on term loan	—	2,086
Deferred income tax expense	(1,971)	102
Stock based compensation	761	797
Changes in operating assets and liabilities, net:
Restricted cash	(1,539)	374
Accounts receivable	(23,375)	(4,916)
Accounts receivable - affiliate	(1,939)	(221)
Prepaid expenses and other current assets	(177)	961
Income taxes receivable	(796)	115
Retainage receivable	33	62
Other assets	(1,618)	(491)
Accounts payable and accrued expenses	15,060	(1,385)
Income taxes payable	1,239	(2,202)
Deferred revenue	1,372	(529)
Other current liabilities	(1,492)	(1,425)
Retainage payable	219	(46)
Other liabilities	570	(1,077)
Net cash used in operating activities	(8,029)	(4,499)

Cash flows from investing activities:
Payments for purchase of property and equipment	(5,234)	(1,352)
Net cash used in investing activities	(5,234)	(1,352)

Cash flows from financing activities:
Due to bank	—	(2)
Payments on notes payable	—	(864)
Net borrowings on revolving loans	12,266	4,800
Dividends paid to noncontrolling interest	(173)	—
Proceeds from stock issued under employee stock purchase plan	2	36
Proceeds from exercise of stock options	—	136
Net cash provided by financing activities	12,095	4,106
Effect of exchange rate changes on cash	(3,171)	1,144
Net decrease in cash and cash equivalents	(4,339)	(601)
Cash and cash equivalents — beginning of period	30,124	30,381
Cash and cash equivalents — end of period	$25,785	$29,780

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

Note 2 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Note 3 — Acquisitions

Our recent acquisition activity is detailed below.  The Company’s consolidated financial statements include the operating results of this business from the date of acquisition.  Pro forma results of operations have not been presented because they are not material to the Company’s consolidated results of operations.

Angus Octan Scotland Ltd.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Cadogans, with 27 professionals, has offices in Glasgow and Dundee.  The acquisition expanded Hill’s construction claims business and provided additional resources in the energy and industrial sectors.  Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition).  The consideration consists of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014, £400,000 ($640,000) on December 23, 2014, £519,000 ($830,000) to be paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).  Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 each ($160,000), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2015, 2016, 2017,

2018 and 2019 is equal to or greater than £396,000 ($633,000).  The Company accrued the potential additional consideration of £719,000 ($1,150,000), of which £519,000 (approximately $830,000) is included in other current liabilities and £200,000 (approximately $320,000) is included in other liabilities in the consolidated balance sheet at March 31, 2015.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2015	December 31, 2014
Billed	$164,236	$159,959
Retainage, current portion	12,792	12,700
Unbilled	40,315	32,739
	217,343	205,398
Allowance for doubtful accounts	(10,510)	(11,142)
Total	$206,833	$194,256

Libyan Receivable

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  From that time until 2013, there was no activity on the contracts and the Company did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, Hill received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in Hill’s favor which expired on June 30, 2014.  Management believed that this progress was a positive indication that ODAC intended to fulfill its obligations to Hill.

In June 2014, a new parliament, the Council of Representatives (“CoR”), was elected and is the internationally recognized government of Libya.  Subsequently, fighting broke out between forces loyal to the outgoing General National Congress (“GNC”) and the new CoR.  The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli.  The GNC controls Libya’s ministries, central bank and state oil company.  In September 2014, the United Nations began talks to reconcile the two factions, but management is not aware that any progress has been made as of April 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

Management has continued its dialogue with representatives of ODAC and understands that ODAC has obtained approval to facilitate immediate payment to Hill once the political situation normalizes.  Additionally, in early 2014, Hill submitted new contracts for additional work upon ODAC’s request.

The Company currently believes that recovery of its receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, the Company continues to explore its legal options, including discussions with outside legal counsel.  In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that the Company’s continued efforts to negotiate amicably with ODAC are determined to have been unsuccessful, the Company will evaluate its options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

Currently, management believes that it has good relationships with the ODAC authorities.  However due to the lack of a written agreement or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts, management has classified the remaining accounts receivable amounting to $48,967,000 as a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable.  Additionally, management has classified the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,140,000 as other liabilities.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$33,825	$20,312	$36,412	$20,758
Acquired contract rights	10,989	9,779	11,387	9,717
Trade names	2,673	1,030	3,023	1,065
Total	$47,487	$31,121	$50,822	$31,540

Intangible assets, net	$16,366		$19,282

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2015	2014
$1,420	$1,586

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2015 (remaining 9 months)	$3,684
2016	3,712
2017	2,766
2018	1,879
2019	1,609

Note 6 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2015 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2014	$53,669	$26,768	$80,437
Additions	—	—	—
Translation adjustments	(4,749)	(1,154)	(5,903)
Balance, March 31, 2015	$48,920	$25,614	$74,534

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable	$35,062	$32,701
Accrued payroll and related expenses	43,445	39,845
Accrued subcontractor fees	5,092	3,930
Accrued agency fees	5,598	6,920
Accrued legal and professional fees	1,037	968
Other accrued expenses	7,284	7,704
	$97,518	$92,068

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2015	December 31, 2014

2014 Term Loan Facility	$119,400	$119,700
2014 Domestic Revolving Credit Facility	9,500	200
2014 International Revolving Credit Facility	4,440	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	4,479	5,037
Borrowings under unsecured credit facility with Ibercaja Bank in Spain	556	745
Borrowings under revolving credit facility with the National Bank of Abu Dhabi	1,575	—
	139,950	128,236
Less current maturities	4,805	6,361

Notes payable and long-term debt, net of current maturities	$135,145	$121,875

Refinancing

Effective as of September 26, 2014 (the “Closing Date”), the Company, entered into a credit agreement with Société Générale, as administrative agent (the “Agent”) and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent as administrative agent and collateral agent, (the “International Lender”) providing a $15,000,000 Euro-denominated facility available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At March 31, 2015, no client’s accounts receivable exceeded the proscribed limits.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

Term Loan Facility

The Company used the proceeds from the Term Loan Facility:

•                  to consummate the payoff and termination of the Company’s then-existing credit arrangements (the “Refinancing”) which consist of the Credit Agreement, dated as of October 18, 2012, among the Company, certain lenders and Obsidian Agency Services, Inc., as amended (the “2012 Term Loan Agreement”), and the Credit Agreement, dated as of June 30, 2009, among the Company, Bank of America, N.A. and certain other lenders, as amended; and

•                  to pay fees and expenses incurred in connection with the Secured Credit Facilities.

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

The Company has the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty; provided, however that upon the occurrence of prepayments relating to certain repricing transactions within the first year following closing, a 1.0% prepayment premium will be payable.  The Company is required to make mandatory prepayments of the Term Loan Facility, without premium or penalty, (i) with net proceeds of any issuance or incurrence of indebtedness (other than that permitted under the Term Loan Facility) by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow (as defined in the agreement) for each fiscal year of the Borrowers commencing with the first full fiscal year ending after closing (which percentage would be reduced to 25% if the Consolidated Net Leverage Ratio is equal to or less than 2.25 to 1.00 or reduced to 0% if the Consolidated Net Leverage Ratio is equal to or less than 1.50 to 1.00).

The Term Loan Facility is generally secured by a first-priority security interest in substantially all assets of the Company and certain of the Company’s U.S. subsidiaries other than accounts receivable, cash proceeds thereof and certain bank accounts, as to which the Term Loan Facility is secured by a second-priority security interest.

The Term Loan Facility has a term of six years, requires repayment of 0.25% of the original principal amount on a quarterly basis through September 30, 2020, the maturity date, and was fully funded at closing.  Any amounts repaid on the Term Loan Facility will not be available to be re-borrowed.

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which have been deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which commenced on October 1, 2014.  Unamortized balances of $6,477,000 and $6,772,000 are included in other assets in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.

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

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At March 31, 2015, the domestic borrowing base was $27,689,000 and the international borrowing base was $15,000,000.

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

The Revolving Credit Facilities have a term of five years and require payment of interest only during the term.  Under the Revolving Credit Facilities, outstanding loans may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time through expiration on September 30, 2019.

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which commenced on October 1, 2014.

Unamortized balances of $2,700,000 and $2,850,000 are included in other assets in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015, the Company had $16,065,000 of outstanding letters of credit and $2,125,000 of available borrowing capacity under the U.S. Revolver.

At March 31, 2015, the Company had $6,813,000 of outstanding letters of credit and $6,016,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings.  The original available amount was reduced to approximately 75.0% at December 31, 2014 and will be reduced to 50.0% at December 31, 2015. Additionally, the availability is reduced by €15,000 on a quarterly basis.  At March 31, 2015, the total facility was approximately €4,155,000 (approximately $4,500,000) and borrowings outstanding were €4,136,000 (approximately $4,479,000).  The amount being financed (“Credit Contracts”) by each Financing Entity varies from €284,000 (approximately $308,000) and €1,319,000 (approximately $1,428,000). To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities and, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

Hill Spain maintains an unsecured credit facility with the Ibercaja Bank in Spain for €525,000 (approximately $569,000) at March 31, 2015.  The availability will be reduced by €175,000 on a quarterly basis commencing on March 31, 2015. The interest rate at March 31, 2015 was 6.75%.  At March 31, 2015, this facility had total borrowings outstanding of €513,000 (approximately $556,000).   The facility expires on December 31, 2015.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at March 31, 2015) collateralized by certain overseas receivables.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.37% at March 31, 2015) but no less than 5.50%.  At March 31, 2015, this facility had total borrowings outstanding of AED 5,786,000 (approximately $1,575,000). This facility also allows for to AED 127,033,000 (approximately $34,589,000 at March 31, 2015) in Letters of Guarantee of which were fully utilized at March 31, 2015. This facility is being renewed on a month-to-month basis. The Company is in the process of negotiating a new credit facility.

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,200,000 Brazilian Reais (approximately $681,000 at March 31, 2015), with a weighted average interest rate of 3.25% per month at March 31, 2015.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At March 31, 2015, the maximum U.S. dollar equivalent of the commitments was $71,739,000 of which $28,243,000 is outstanding.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest and related financing fees paid	$2,802	$3,748
Income taxes paid	$906	$1,967
Increase in additional paid in capital from issuance of shares of common stock related to purchase of Collaborative Partners, Inc.	$—	$618
Increase in additional paid in capital and treasury stock from cashless exercise of stock options	$—	$538

Note 10 — Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Dilutive stock options increased average common shares outstanding by approximately 264,000 shares and 807,000 shares for the three-month periods ended March 31, 2015 and 2014.  The total number of shares excluded from the calculation of diluted earnings per common share was 6,524,000 shares and 3,273,000 shares for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 11 — Share-Based Compensation

At March 31, 2015, the Company had 8,327,626 options outstanding with a weighted average exercise price of $4.46.  During the three months ended March 31, 2015, the Company granted 1,025,000 options which vest over a five-year period. The options have a weighted average exercise price of $3.97 and a weighted-average contractual life of 7.0 years.  The aggregate fair value of the options was $2,097,000 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—5.0 years; volatility—59.9% and risk-free interest rate—1.48%. During the three months ended March 31, 2015, options for 56,500 shares with a weighted average exercise price of $9.93 lapsed.

During the three months ended March 31, 2015, employees purchased 565 common shares for an aggregate purchase price of approximately $2,000 pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $761,000 and $797,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2015 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
Stockholders’ equity, December 31, 2014	$162,786	$154,112	$8,674
Net earnings	1,279	1,095	184
Other comprehensive earnings	(9,489)	(8,179)	(1,310)
Comprehensive earnings	(8,210)	(7,084)	(1,126)
Additional paid in capital	763	763	—
Stockholders’ equity, March 31, 2015	$155,339	$147,791	$7,548

Note 13 — Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 47.6% and 68.3%, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  In addition, the Company recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $85,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate is high in both years primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total

(Loss) earnings before income taxes	$(10,730)	$13,172	$2,442	$(10,881)	$11,805	$924
Income tax expense, net	$—	$1,163	$1,163	$—	$631	$631

The reserve for uncertain tax positions amounted to $975,000 at both March 31, 2015 and December 31, 2014, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both March 31, 2015 and December 31, 2014, potential interest and penalties related to uncertain tax positions amounting to $520,000 was included in the balance above.

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

Selected information by business segment and geographical area is summarized below (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended March 31,
	2015		2014
Project Management	$113,429	74.4%	$101,788	74.2%
Construction Claims	39,024	25.6	35,461	25.8

Total	$152,453	100.0%	$137,249	100.0%

Total Revenue:

	Three Months Ended March 31,
	2015		2014
Project Management	$131,307	76.5%	$113,169	75.4%
Construction Claims	40,273	23.5	36,844	24.6

Total	$171,580	100.0%	$150,013	100.0%

Operating Profit:

	Three Months Ended March 31,
	2015	2014
Project Management before equity in loss of affiliate	$13,198	$10,943
Equity in loss of affiliate	(183)	—
Total Project Management	13,015	10,943
Construction Claims	2,333	2,618
Corporate	(9,332)	(7,561)

Total	$6,016	$6,000

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2015	2014
Project Management	$1,636	$1,699
Construction Claims	759	674
Subtotal segments	2,395	2,373
Corporate	45	54

Total	$2,440	$2,427

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,
	2015		2014

U.S./Canada	$35,257	23.1%	$29,291	21.3%
Latin America	7,809	5.1	10,748	7.8
Europe	20,112	13.2	20,439	14.9
Middle East	75,586	49.6	63,135	46.0
Africa	7,063	4.6	6,264	4.6
Asia/Pacific	6,626	4.4	7,372	5.4
Total	$152,453	100.0%	$137,249	100.0%

U.S.	$34,423	22.6%	$28,378	20.7%
Non-U.S.	118,030	77.4	108,871	79.3
Total	$152,453	100.0%	$137,249	100.0%

For the quarter ended March 31, 2015, consulting fee revenue for the United Arab Emirates amounted to $25,288,000 representing 16.6% of the total and Saudi Arabia consulting fee revenue amounted to $17,060,000 representing 11.2% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended March 31, 2014, consulting fee revenue for the United Arab Emirates amounted to $16,490,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $15,657,000 representing 11.4% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended March 31,
	2015		2014
U.S./Canada	$49,340	28.8%	$35,630	23.8%
Latin America	7,813	4.6	10,916	7.3
Europe	21,414	12.5	21,836	14.6
Middle East	78,074	45.5	66,844	44.6
Africa	8,199	4.8	7,156	4.8
Asia/Pacific	6,740	3.8	7,631	4.9
Total	$171,580	100.0%	$150,013	100.0%

U.S.	$48,475	28.3%	$34,741	23.2%
Non-U.S.	123,105	71.7	115,272	76.8
Total	$171,580	100.0%	$150,013	100.0%

For the quarter ended March 31, 2015, total revenue for the United Arab Emirates amounted to $25,527,000 representing 14.9% of the total and total revenue for Saudi Arabia amounted to $17,252,000 representing 10.1% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2014, total revenue for Oman amounted to $18,009,000 representing 12.0% of the total and total revenue for the United Arab Emirates amounted to $16,701,000 representing 11.1% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended March 31,
	2015		2014
U.S. federal government	$2,456	1.6%	$3,365	2.5%
U.S. state, regional and local governments	20,091	13.2	16,342	11.9
Foreign governments	55,859	36.6	53,437	38.9
Private sector	74,047	48.6	64,105	46.7

Total	$152,453	100.0%	$137,249	100.0%

Total Revenue By Client Type:

	Three Months Ended March 31,
	2015		2014
U.S. federal government	$3,012	1.8%	$3,852	2.6%
U.S. state, regional and local governments	31,155	18.2	21,100	14.1
Foreign governments	59,450	34.6	57,746	38.5
Private sector	77,963	45.4	67,315	44.8

Total	$171,580	100.0%	$150,013	100.0%

Property, Plant and Equipment,

Net, by Geographic Location:

	March 31, 2015	December 31, 2014
U.S./Canada	$6,670	$3,358
Latin America	1,290	1,101
Europe	1,636	2,191
Middle East	3,634	3,428
Africa	851	901
Asia/Pacific	769	664

Total	$14,850	$11,643

U.S.	$6,670	$3,358
Non-U.S.	8,180	8,285

Total	$14,850	$11,643

Note 15—Client Concentrations

The Company had no clients that accounted for 10% or more of total revenue during the three months ended March 31, 2015 and one client located in Oman that accounted for 10% of total revenue during the three months ended March 31, 2014.

The Company had no clients that accounted for 10% or more of consulting fee revenue during the three months ended March 31, 2015 and one client, located in Oman, that accounted for 11% of consulting fee revenue during the three months ended March 31, 2014.

One client, located in Libya, accounted for 23.7% and 25.6% of accounts receivable at March 31, 2015 and December 31, 2014.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.6% and 2.5% of total revenue during the three months ended March 31, 2015 and 2014.

Note 16 — Commitments and Contingencies

General Litigation

M.A. Angeliades, Inc. (“Plaintiff”) has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other cost. The Company has accrued approximately $2,340,000, including interest of approximately $500,000, based on invoices received from Plaintiff who has refused to provide invoices for additional work that Plaintiff claims to have performed. Until such time as the Company obtains invoices for the additional work and is able to provide those invoices to DDC for reimbursement or there is a full resolution of the litigation, it has no intention of paying Plaintiff. The Company believes that its position is defensible, however, there can be no assurance that it will receive a favorable verdict should this case proceed to trial.

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

Acquisition-Related Contingencies

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 72% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  See Note 17.

The Company is committed to issue shares of its common stock to the former shareholders of Collaborative Partners, Inc. for certain contingent consideration.  The number of shares will be determined at various times during 2015.

The Company is committed to pay additional consideration for the purchase of Cadogans in the amount of £519,000 (approximately $830,000) to be paid in cash on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000). See Note 3.

Note 17 — Subsequent Events

Financing

On April 2, 2015, the Company received a $750,000 loan from the Philadelphia Industrial Development Corporation in connection with the Company’s corporate headquarters move to Philadelphia, Pennsylvania.  The loan bears interest at 2.75% per annum, is repayable in 144 equal monthly installments of $6,121, and matures on May 1, 2027.

Acquisitions

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”), a firm that provides project management services for international developers, institutional investors and major retailers.  IMS has approximately 80 professionals and is headquartered in Istanbul, Turkey.  Consideration consisted of an Initial Purchase Price of 12,500,000 Turkish Lira (“TRY”) (approximately $4,594,000 as of the closing date) comprised of TRY 3,942,000 (approximately $1,449,000) paid in cash on the closing date plus a second payment of TRY 8,558,000 (approximately $3,145,000 ) to be paid upon Hill’s receipt of IMS financial statements as of the closing date and satisfaction of other conditions precedent to closing; a Holdback Purchase Price of TRY 4,400,000 (approximately $1,617,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $625,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,286,000) or (ii) TRY 1,500,000 ($551,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,176,000).  Pro forma financial information has not been provided since the amounts are not material.

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 11,816,000 (approximately $3,658,000).  The Company disagrees with the shareholders’ computation of the purchase price.  The Company is in negotiation with those shareholders and, upon settlement, will pay the liability with cash, common stock or a combination thereof.  The Company has not accrued any amount with respect to this transaction.  Upon completion of the transaction, the Company will own approximately 91% of ESA.

Stockholder Rights Plan

On May 4, 2015, the Company’s Board of Directors approved the adoption of a stockholder rights plan (the “Rights Plan”) that is intended to ensure that all stockholders have the opportunity to realize the long-term value of their investment in the Company and are protected from coercive and opportunistic takeover attempts.  Under the Rights Plan, stockholders of record as of May 18, 2015 will receive one preferred share purchase right for each share of the Company’s common stock held.  Initially these rights will not be exercisable and will trade with the shares of the Company’s common stock.  With certain exceptions, the rights become exercisable if any person or group acquires beneficial ownership of 15% or more of the Company’s common stock.  In that situation, each holder of a right (other than such person or members of such group, whose rights will become void and will not be exercisable) will be entitled to purchase a number of shares of the Company’s common stock that have a market value of twice the exercise price of the right.  Stockholders will not be required to take any action to receive the rights distribution.  Until the rights become exercisable, they will trade with the shares of the Company’s common stock.

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

CFR increased $15,204,000, or 11.1%, to $152,453,000 during the first quarter of 2015 from $137,249,000 during the first quarter of 2014.  CFR for the Project Management segment increased $11,641,000, or 11.4%, principally due to increased work in the Middle East, primarily the United Arab Emirates, Saudi Arabia and Qatar.  CFR for the Construction Claims segment increased by $3,563,000, or 10.0%, due primarily to increases in the Middle East.

Cost of services increased $8,099,000, or 10.3%, to $86,689,000 during the first quarter of 2015 from $78,590,000 during the first quarter of 2014 as a result of an increase in billable employees and other direct expenses related to the additional work in the Middle East.

Gross profit increased $7,105,000, or 12.1%, to $65,764,000 during the first quarter of 2015 from $58,659,000 during the first quarter of 2014 due to the increases in CFR.  Gross profit as a percent of CFR was slightly higher at 43.1% during the first quarter of 2015 compared to 42.7% during the first quarter of 2014.

Selling, general and administrative expenses increased $6,906,000, or 13.1%, to $59,565,000 during the first quarter of 2015 from $52,659,000 during the first quarter of 2014.  As a percentage of CFR, selling, general and administrative expenses increased to 39.1% during the first quarter of 2015 compared to 38.4% during the first quarter of 2014 primarily due to increases in unapplied and indirect labor and bad debt expense.

Operating profit was $6,016,000 during the first quarter of 2015 essentially unchanged from $6,000,000 during the first quarter of 2014.

Income tax expense was $1,163,000 during the first quarter of 2015 compared to an income tax expense of $631,000 during the first quarter of 2014.  The change is primarily the result of a change in projected income and the mix of income among the various foreign tax jurisdictions.

Net earnings attributable to Hill were $1,095,000 during the first quarter of 2015, an increase of 1,966%, from $53,000 during the first quarter of 2014.  Diluted earnings per common share were $0.02 during the first quarter of 2015 based upon 50,637,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.00 during the first quarter of 2014 based upon 40,602,000 diluted common shares outstanding.

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  From that time until 2013, there was no activity on the contracts and the Company did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, Hill received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in Hill’s favor which expired on June 30, 2014.  Management believed that this progress was a positive indication that ODAC intended to fulfill its obligations to Hill.

In June 2014, a new parliament, the Council of Representatives (“CoR”), was elected and is the internationally recognized government of Libya.  Subsequently, fighting broke out between forces loyal to the outgoing General National Congress (“GNC”) and the new CoR.  The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli.  The GNC controls Libya’s ministries, central bank and state oil company.  In September 2014, the United

Nations began talks to reconcile the two factions, but management is not aware that any progress has been made as of February 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

Management has continued its dialogue with representatives of ODAC and understands that ODAC has obtained approval to facilitate immediate payment to Hill once the political situation normalizes.  Additionally, in early 2014, Hill submitted new contracts for additional work upon ODAC’s request.

The Company currently believes that recovery of its receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, the Company continues to explore its legal options, including discussions with outside legal counsel.  In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that the Company’s continued efforts to negotiate amicably with ODAC are determined have been unsuccessful, the Company will evaluate its options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

Currently, management believes that it has good relationships with the ODAC authorities.  However due to the lack of a written agreement or timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts, management has reclassified the remaining accounts receivable amounting to $48,967,000 to a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable.  Additionally, management has reclassified from current to other liabilities the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,140,000.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. In addition, we have completed a review of our global overhead cost structure and we are in the process of reducing more than $25,000,000 in annual overhead costs.  The areas most affected are personnel and related benefits and expenses.  We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.  Our total backlog was $1,039,000,000 as of March 31, 2015, a decrease of $41,000,000 from December 31, 2014.  Our 12-month backlog was $445,000,000 as of March 31, 2015, a decrease of $25,000,000 from December 31, 2014.  These decreases are primarily related reductions in the Middle East, Europe and Latin America.

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

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2014 Annual Report.

Results of Operations

Three Months Ended March 31, 2015 Compared to

Three Months Ended March 31, 2014

Consulting Fee Revenue (“CFR”)

	Three Months Ended March 31,
	2015		2014		Change
	(dollars in thousands)
Project Management	$113,429	74.4%	$101,788	74.2%	$11,641	11.4%
Construction Claims	39,024	25.6	35,461	25.8	3,563	10.0
Total	$152,453	100.0%	$137,249	100.0%	$15,204	11.1%

The increase in CFR included an organic increase of 10.4% primarily in the Middle East and the United States and an increase of 0.7% due to the acquisition of Cadogans in October 2014.

The increase in Project Management CFR was all organic and consisted of a $6,713,000 increase in foreign projects and an increase of $4,928,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $7,385,000 in the United Arab Emirates, $3,038,000 in Saudi Arabia and $916,000 in Qatar. These increases were partially offset by a decrease of $1,331,000 in Brazil primarily due to an economic slow-down in the region.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.

The increase in Construction Claims CFR was comprised of an organic increase of 7.3% and a 2.7% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East and Africa.

Reimbursable Expenses

	Three Months Ended March 31,
	2015		2014		Change
	(dollars in thousands)
Project Management	$17,878	93.5%	$11,381	89.2%	$6,497	57.1%
Construction Claims	1,249	6.5	1,383	10.8	(134)	(9.7)
Total	$19,127	100.0%	$12,764	100.0%	$6,363	49.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The increase in Project Management reimbursable expense is primarily due to higher use of subcontractors in our Northeast U.S. region, partially offset by decreased subcontractors in Oman.

Cost of Services

	Three Months Ended March 31,
	2015			2014			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$68,991	79.6%	60.8%	$62,752	79.8%	61.6%	$6,239	9.9%
Construction Claims	17,698	20.4	45.4	15,838	20.2	44.7	1,860	11.7
Total	$86,689	100.0%	56.9%	$78,590	100.0%	57.3%	$8,099	10.3%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the Middle East and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and Africa and the acquisition of Cadogans.

Gross Profit

	Three Months Ended March 31,
	2015			2014			Change
	(dollars in thousands)
			% of			% of
			CFR			CFR
Project Management	$44,438	67.6%	39.2%	$39,036	66.5%	38.4%	$5,402	13.8%
Construction Claims	21,326	32.4	54.6	19,623	33.5	55.3	1,703	8.7
Total	$65,764	100.0%	43.1%	$58,659	100.0%	42.7%	$7,105	12.1%

The increase in Project Management gross profit included an increase of $3,178,000 from international operations, primarily due to increases from the Middle East, principally the United Arab Emirates, Saudi Arabia and Qatar, partially offset by a decrease in Latin America. There was an increase in gross profit in the United States of $2,224,000, primarily in the Northeast, Mid-Atlantic and Western regions.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Africa and Cadogans, partially offset by a decrease in Asia/Pacific.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended March 31,
	2015		2014		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$59,565	39.1%	$52,659	38.4%	$6,906	13.1%

The increase in SG&A expense included $548,000 due to the acquisition of Cadogans.

The other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $3,413,000 primarily due to beginning of the year pay increases and increases in staff in the Middle East in support of increased work. As a percentage of CFR, unapplied and indirect labor was slightly lower in 2015 at 24.9% compared to 25.3% in 2014;

•                  An increase of $1,329,000 in bad debt expense including a write-off of $690,000 related to a litigation settlement;

•                  SG&A was lowered in 2014 due to a $1,225,000 reduction in an earn-out liability on the CPI acquisition.

Operating Profit:

	Three Months Ended March 31,
	2015		2014		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
Project Management before equity in losses of affiliates	$13,198	11.6%	$10,943	10.8%	$2,255	20.6%
Equity in losses of affiliates	(183)	(0.2)	—		(183)	100.0
Total Project Management	13,015	11.5	10,943	10.8	2,072	18.9
Construction Claims	2,333	6.0	2,618	7.4	(285)	(10.9)
Corporate	(9,332)	—	(7,561)		(1,771)	23.4
Total	$6,016	3.9%	$6,000	4.4%	$16	0.3%

The increase in Project Management operating profit included increases in the Middle East, primarily the United Arab Emirates, Saudi Arabia and Qatar, partially offset by decreases in Latin America and Europe.

The decrease in Construction Claims operating profit was primarily due to decreases in Asia/Pacific and Europe, partially offset by an increase in the Middle East.

Corporate expenses increased by $1,771,000 which was primarily due to salary increases and information technology and depreciation costs in support of growing operations overseas. Corporate expenses increased by 23.4% compared to an increase of 11.1% in CFR. Corporate expenses represented 6.1% of CFR during the first quarter ended March 31, 2015 compared to 5.5% during the first quarter ended March 31, 2014.

Interest and Related Financing Fees, net

Net interest and related financing fees decreased $1,502,000 to $3,574,000 during the three months ended March 31, 2015 as compared with $5,076,000 during the three months ended March 31, 2014, primarily due to the 2014 interest accretion related to the previous term loan agreement which was refinanced in the third quarter of 2014.

Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recognized income tax expense of $1,163,000 and $631,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 47.6% and 68.3%, respectively. The decrease in the Company’s effective tax rate in 2015 was primarily a result of an increase in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net earnings attributable to Hill International, Inc. for the quarter ended March 31, 2015 were $1,095,000, or $0.02 per diluted common share based on 50,637,000 diluted common shares outstanding, as compared to net earnings in the first quarter of 2014 of $53,000, or $0.00 per diluted common share based upon 40,602,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net earnings	$1,095	$53
Interest expense, net	3,574	5,076
Income tax expense	1,163	631
Depreciation and amortization	2,440	2,427
EBITDA	$8,272	$8,187

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  See Note 8 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan. At March 31, 2015, our primary sources of liquidity consisted of $25,785,000 of cash and cash equivalents, of which $22,243,000 was on deposit in foreign locations, and $8,141,000 of available borrowing capacity under our various credit facilities.  Approximately $16,327,000 of the cash on deposit in foreign locations is designated for working capital needs in those countries and the currency limitations related to Libyan dinars.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations. If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include our ability to borrow additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions. See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  From that time until 2013, there was no activity on the contracts and we did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in our favor which expired on June 30, 2014.  We believed that this progress was a positive indication that ODAC intended to fulfill its obligations to us.

In June 2014, a new parliament, the Council of Representatives (“CoR”), was elected and is the internationally recognized government of Libya.  Subsequently, fighting broke out between forces loyal to the outgoing General National Congress (“GNC”) and the new CoR.  The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli.  The GNC controls Libya’s ministries, central bank and state oil company.  In September 2014, the United Nations began talks to reconcile the two factions, but we are not aware that any progress has been made as of early March 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

We have continued our dialogue with representatives of ODAC and understand that ODAC has obtained approval to facilitate immediate payment to us once the political situation normalizes.  Additionally, in early 2014, we submitted new contracts for additional work upon ODAC’s request.

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

Currently, we believe that we have good relationships with the ODAC authorities.  However due to the lack of a written agreement or timetable for further payments of the accounts receivable from ODAC or a return to work on our existing contracts, we have reclassified the remaining accounts receivable amounting to $48,967,000 to a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable.  Additionally, we have reclassified from current to other liabilities the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,140,000.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 72% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition).  Cash payments of £2,000,000 ($3,200,000) were made during 2014.  The remaining payouts consist of a cash payment of £519,000 ($830,000) to be paid on October 31, 2015 plus a potential earn out based upon Cadogans’ average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).

Sources of Additional Capital

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facility. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 20,000,000 shares of our common stock for use in future acquisitions. We cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

At March 31, 2015, we had $2,125,000 of available borrowing capacity under our domestic credit agreement and $6,016,000 of available borrowing capacity under our various foreign credit agreements.

We also have arrangements with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2015 we had approximately $43,496,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Three Months Ended March 31, 2015

For the three months ended March 31, 2015, our cash and cash equivalents decreased by $4,339,000 to $25,785,000. Cash used in operations was $8,029,000, cash used in investing activities was $5,234,000 and cash provided by financing activities was $12,095,000. We also experienced a decrease in cash of $3,171,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $8,029,000 for the three months ended March 31, 2015. This compares to cash used in operating activities of $4,499,000 for the three months ended March 31, 2014.  We had consolidated net earnings in the three months ended March 31, 2015 amounting to $1,279,000 compared to net earnings of $293,000 in the three months ended March 31, 2014.  Depreciation and amortization was $2,440,000 during the three months ended March 31, 2015 compared to $2,427,000 during the first three months ended March 31, 2014; the increase in this category is due to the acquisition of Cadogans during the fourth quarter of 2014, partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2015 and December 31, 2014 were $15,682,000 and $16,007,000, respectively.

Excluding the ODAC receivable, average days sales outstanding (“DSO”) at March 31, 2015 was 88 days compared to 89 days at March 31, 2014.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The decrease in DSO in 2015 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable.  Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa (other than Libya) and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $5,234,000 which was used to purchase leasehold improvements, computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $12,095,000. We received $12,266,000 from borrowings under our various credit facilities.  We also received $2,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options.  We paid out dividends to non-controlling interest in the amount of $173,000.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for interim and annual periods commencing after December 15, 2016 and allows for both retrospective and prospective methods of adoption. Early adoption is not permitted. The Company is in the process of determining the method of adoptions and assessing the impact of the ASU on its consolidated financial statements.

On April 7, 2015, the FASB has issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years.  The Company will adopt the ASU after the effective date.  The amendment will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

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

At March 31, 2015, our backlog was approximately $1,039,000,000 compared to approximately $1,080,000,000 at December 31, 2014. At March 31, 2015, backlog attributable to future work in Libya amounted to approximately $44,000,000. We estimate that approximately $445,000,000, or 42.8% of the backlog at March 31, 2015, will be recognized during the twelve months subsequent to March 31, 2015.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of March 31, 2015:
Project Management	$990,000	95.3%	$397,000	89.2%
Construction Claims	49,000	4.7	48,000	10.8
Total	$1,039,000	100.0%	$445,000	100.0%

As of December 31, 2014:
Project Management	$1,034,000	95.7%	$424,000	90.2%
Construction Claims	46,000	4.3	46,000	9.8
Total	$1,080,000	100.0%	$470,000	100.0%

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2014 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2014 Annual Report.

Item 4.                           Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2014 Annual Report except as follows:

Provisions in our organizational documents, stockholder rights agreement and Delaware law could discourage potential acquisition proposals, could delay or prevent a change in control of the Company that our stockholders may consider favorable and could adversely affect the market value of our common stock.

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

Our Board of Directors has approved the adoption of a stockholder rights plan (the “Rights Plan”) that is intended to, among other things, ensure that all stockholders are protected from coercive and opportunistic takeover attempts.  Under the Rights Plan, stockholders receive one preferred share purchase right for each share of our common stock held.  Initially, these rights are not exercisable and will trade with the shares of our common stock.  With certain exceptions, the rights become exercisable if any person or group acquires beneficial ownership of 15% or more of Hill’s common stock.  In that situation, each holder of a right (other than such person or members of such group, whose rights will become void and will not be exercisable) will be entitled to purchase a number of shares of our common stock that have a market value of twice the exercise price of the right.  The rights may substantially dilute the stock ownership of such person or members of such group acquiring without the approval of our board of directors, and the Rights Plan could make it more difficult for a third-party to acquire our Company or a significant percentage of our common stock, without first negotiating with our Board of Directors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.         Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

101.SCH	XBRL Taxonomy Extension Schema Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

101.LAB	XBRL Taxonomy Label Linkbase Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

Dated: May 11, 2015	By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 11, 2015	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)