Form 10-Q
period 2015-06-30
Hill International, Inc.
filed 2015-08-05
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 50,602,975 shares of the Registrant’s Common Stock outstanding at August 1, 2015.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$31,571	$30,124
Cash - restricted	14,276	8,851
Accounts receivable, less allowance for doubtful accounts of $10,526 and $11,142	237,501	194,256
Accounts receivable - affiliate	8,935	3,993
Prepaid expenses and other current assets	14,486	15,854
Income taxes receivable	3,840	2,833
Deferred income tax assets	1,055	1,188
Total current assets	311,664	257,099
Property and equipment, net	21,440	11,643
Cash - restricted, net of current portion	306	7,156
Accounts receivable - Libya	49,759	49,659
Retainage receivable	2,932	3,300
Acquired intangibles, net	19,075	19,282
Goodwill	79,990	80,437
Investments	3,927	5,083
Deferred income tax assets	16,260	15,426
Other assets	16,812	15,899
Total assets	$522,165	$464,984
Liabilities and Stockholders’ Equity

Current maturities of notes payable	$4,806	$6,361
Accounts payable and accrued expenses	116,463	92,068
Income taxes payable	9,865	8,689
Deferred revenue	18,649	20,542
Deferred income taxes	203	279
Other current liabilities	14,141	9,996
Total current liabilities	164,127	137,935
Notes payable, net of current maturities	148,280	121,875
Retainage payable	2,901	2,448
Deferred income taxes	13,967	14,654
Deferred revenue	15,267	12,193
Other liabilities	18,454	13,093
Total liabilities	362,996	302,198
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 57,217 shares and 56,920 shares issued at June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	178,163	179,912
Retained earnings	41,649	36,159
Accumulated other comprehensive loss	(36,960)	(33,661)
	182,858	182,416
Less treasury stock of 6,614 shares and 6,546 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(28,665)	(28,304)
Hill International, Inc. share of equity	154,193	154,112
Noncontrolling interests	4,976	8,674
Total equity	159,169	162,786
Total liabilities and stockholders’ equity	$522,165	$464,984

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Consulting fee revenue	$159,738	$144,515	$312,191	$281,764
Reimbursable expenses	21,910	15,124	41,037	27,888
Total revenue	181,648	159,639	353,228	309,652

Cost of services	92,400	83,246	179,089	161,836
Reimbursable expenses	21,910	15,124	41,037	27,888
Total direct expenses	114,310	98,370	220,126	189,724

Gross profit	67,338	61,269	133,102	119,928

Selling, general and administrative expenses	56,652	52,614	116,217	105,273
Equity in losses of affiliate	34	—	217	—
Operating profit	10,652	8,655	16,668	14,655

Interest expense and related financing fees, net	3,531	5,646	7,105	10,722

Earnings before income taxes	7,121	3,009	9,563	3,933
Income tax expense	2,586	993	3,749	1,624

Net earnings	4,535	2,016	5,814	2,309

Less: net earnings - noncontrolling interests	140	498	324	738

Net earnings attributable to Hill International, Inc.	$4,395	$1,518	$5,490	$1,571

Basic earnings per common share - Hill International, Inc.	$0.09	$0.04	$0.11	$0.04
Basic weighted average common shares outstanding	50,483	40,568	50,429	40,184

Diluted earnings per common share - Hill International, Inc.	$0.09	$0.04	$0.11	$0.04
Diluted weighted average common shares outstanding	51,495	42,591	51,010	41,570

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net earnings	$4,535	$2,016	$5,814	$2,309
Foreign currency translation adjustment, net of tax	2,244	1,090	(7,186)	2,549
Other, net	(76)	383	(135)	422
Comprehensive earnings (loss)	6,703	3,489	(1,507)	5,280
Comprehensive (loss) earnings attributable to noncontrolling interests	(2,572)	407	(3,698)	925
Comprehensive earnings attributable to Hill International, Inc.	$9,275	$3,082	$2,191	$4,355

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$5,814	$2,309
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,423	4,864
Provision for bad debts	2,441	442
Interest accretion on term loan	—	4,247
Deferred tax expense	(1,455)	307
Share based compensation	1,461	1,927
Changes in operating assets and liabilities, net:
Restricted cash	229	1,726
Accounts receivable	(53,246)	(19,403)
Accounts receivable - affiliate	(3,564)	(566)
Prepaid expenses and other current assets	576	(655)
Income taxes receivable	(1,347)	49
Retainage receivable	368	(134)
Other assets	(937)	(2,232)
Accounts payable and accrued expenses	31,431	9,331
Income taxes payable	948	(4,610)
Deferred revenue	3,654	(2,614)
Other current liabilities	(763)	(790)
Retainage payable	458	14
Other liabilities	1,040	(1,842)
Net cash used in operating activities	(7,469)	(7,630)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,384)	—
Payments for purchase of property and equipment	(9,059)	(2,372)
Net cash used in investing activities	(13,443)	(2,372)
Cash flows from financing activities:
Net borrowings on revolving loans	24,245	4,626
Proceeds from Philadelphia Industrial Development Corporation loan	750	—
Payments on Philadelphia Industrial Development Corporation loan	(13)	—
Payments on notes payable	—	(1,160)
Dividends paid to noncontrolling interests	(130)	—
Due to bank	—	(2)
Proceeds from stock issued under employee stock purchase plan	32	54
Proceeds from exercise of stock options	137	879
Net cash provided by financing activities	25,021	4,397
Effect of exchange rate changes on cash	(2,662)	2,071
Net increase (decrease) in cash and cash equivalents	1,447	(3,534)
Cash and cash equivalents — beginning of period	30,124	30,381
Cash and cash equivalents — end of period	$31,571	$26,847

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

IMS Proje Yonetimi ve Danismanlik A.S.

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”), a firm that provides project management services for international developers, institutional investors and major retailers.  IMS has approximately 80 professionals and is headquartered in Istanbul, Turkey.  Consideration consisted of  an Initial Purchase Price of 12,411,000 Turkish Lira (“TRY”) (approximately $4,640,000 as of the closing date) comprised of  TRY 4,139,000 (approximately $1,547,000) paid in cash on the closing date plus a second payment of TRY 8,272,000 (approximately $3,145,000) which was paid on May 12, 2015; a Holdback Purchase Price of TRY 4,400,000 (approximately $1,626,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $628,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,294,000) or (ii) TRY 1,500,000 ($554,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,183000).  The Company accrued the Holdback Purchase Price and the potential Additional Purchase Price of TRY 6,100,000 ($2,255,000), of which TRY 4,400,000 ($1,627,000) is included in other current liabilities and TRY 1,700,000 ($628,000) is included in other liabilities in the consolidated balance sheet at June 30, 2015.  The Company acquired intangible assets and goodwill amounting to TRY 10,575,000 (approximately $3,953,000 on the date of acquisition) and TRY 9,421,000 (approximately $3,522,000), respectively.  The acquired intangible assets have a weighted average life of seven years.  The acquired intangible assets consist of a client relationship intangible of TRY 6,235,000 ($2,331,000) with a ten-year life, a trade name intangible of TRY 434,000 ($162,000) with a two-year life and a contract intangible of TRY 3,906,000 ($1,460,000) with a 2.6 year life.  Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Angus Octan Scotland Ltd.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Cadogans, with 27 professionals, has offices in Glasgow and Dundee.  The acquisition expanded Hill’s construction claims business and provided additional resources in the energy and industrial sectors.  Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition).  The consideration consists  of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014,  £400,000 ($640,000) on December 23, 2014, £519,000 ($830,000) to be paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).  The Company accrued the potential additional consideration of £719,000 ($1,150,000), of which £519,000 (approximately $816,000 at June 30, 2015) is included in other current liabilities and £200,000 (approximately $315,000 at June 30, 2015) is included in other liabilities in the consolidated balance sheet at June 30, 2015.  Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 ($157,000 at June 30, 2015), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2015, 2016, 2017, 2018 and 2019 is equal to or greater than £396,000 ($623,000).

Collaborative Partners, Inc.

In May 2015, the Company paid the final installment to the sellers by issuing 148,460 shares of its common stock valued at $530,000.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2015	December 31, 2014
Billed	$194,955	$159,959
Retainage, current portion	11,991	12,700
Unbilled	41,081	32,739
	248,027	205,398
Allowance for doubtful accounts	(10,526)	(11,142)
	$237,501	$194,256

Libyan Receivable

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  From that time until 2013, there was no activity on the contracts and the Company did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, Hill received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in Hill’s favor which expired on June 30, 2014.  Management believed that this progress was a positive indication that ODAC intends to fulfill its obligations to Hill.

In June 2014, a new parliament, the Council of Representatives (“CoR”), was elected and is the internationally recognized government of Libya.  Subsequently, fighting broke out between forces loyal to the outgoing General National Congress (“GNC”) and the new CoR.  The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli.  The GNC controls Libya’s ministries, central bank and state oil company.  In September 2014, the United

Nations began talks to reconcile the two factions, but management is not aware that any progress has been made as of July 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

Management has continued its dialogue with representatives of ODAC and understands that ODAC has obtained approval to facilitate immediate payment to Hill once the political situation normalizes.  Additionally, upon ODAC’s request in early 2014, Hill submitted new contracts for additional work.

The Company currently believes that recovery of its receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, the Company has continued to explore its legal options, including discussions with outside legal counsel.  In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that the Company’s continued efforts to negotiate amicably with ODAC are determined to have been unsuccessful, the Company will evaluate its options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

Currently, management believes that it has good relationships with the ODAC authorities.  However due to the lack of a formal timetable for further payments of Hill’s accounts receivable from ODAC or a return to work on Hill’s existing contracts, management has classified the remaining accounts receivable amounting to $49,759,000 as a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable.  Additionally, management has classified the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,161,000 as part of other liabilities.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$37,034	$21,891	$36,412	$20,758
Acquired contract rights	12,553	10,398	11,387	9,717
Trade names	2,922	1,145	3,023	1,065
Total	$52,509	$33,434	$50,822	$31,540
Intangible assets, net	$19,075		$19,282

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$1,611	$1,546	$3,031	$3,132

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense

2015 (remaining 6 months)	$3,110
2016	4,646
2017	3,273
2018	2,145
2019	1,872

Note 6 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2015 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2014	$53,669	$26,768	$80,437
Additions	3,522	—	3,522
Translation adjustments	(3,752)	(217)	(3,969)
Balance, June 30, 2015	$53,439	$26,551	$79,990

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$46,408	$32,701
Accrued payroll	47,396	39,845
Accrued subcontractor fees	6,933	3,930
Accrued agency fees	6,589	6,920
Accrued legal and professional fees	3,149	968
Other accrued expenses	5,988	7,704
	$116,463	$92,068

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	June 30, 2015	December 31, 2014

Term Loan Facility	$119,100	$119,700
Domestic Revolving Credit Facility	16,000	200
International Revolving Credit Facility	10,434	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	4,624	5,037
Borrowing under unsecured credit facility with Ibercaja Bank in Spain	392	745
Borrowing under revolving credit facility with the National Bank of Abu Dhabi	1,574	—
Borrowing from Philadelphia Industrial Development Corporation	737	—
Other notes payable	225	—
	153,086	128,236
Less current maturities	4,806	6,361
Notes payable and long-term debt, net of current maturities	$148,280	$121,875

Refinancing

Effective as of September 26, 2014 (the “Closing Date”), the Company, entered into a credit agreement with Société Générale, as administrative agent (the “Agent”) and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent, as administrative agent and collateral agent, (the “International Lender”) providing a facility of approximately €11,765,000 ($15,000,000 at the closing date and $13,199,000 at June 30, 2015) which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and €8,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant  permits the U.S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At June 30, 2015, foreign accounts receivable did not exceed the limits set forth above.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio at June 30, 2015:

Not to exceed	Actual
3.50 to 1.00	3.36 to 1.00

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

The Term Loan Facility has a term of six years, requires repayment of 0.25% of the original principal amount on a quarterly basis through September 30, 2020, the maturity date.  Any amounts repaid on the Term Loan Facility will not be available to be re-borrowed.

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which were deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $6,183,000 and $6,772,000 are included in other assets in the consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

Revolving Credit Facilities

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At June 30, 2015, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $13,199,000 at June 30, 2015).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which was deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $2,550,000 and $2,850,000 are included in other assets in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015, the Company had $11,670,000 of outstanding letters of credit and $2,330,000 of available borrowing capacity under the U.S. Revolver.

At June 30, 2015, the Company had $2,655,000 of outstanding letters of credit and $2,410,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,340,000 with interest at 6.50% on outstanding borrowings. Total availability under this facility was reduced to 75.0% of the initial limit at December 31, 2014 and will be reduced to 50.0% at December 31, 2015. At June 30, 2015, the total facility was approximately €4,005,000 (approximately $4,494,000) and borrowings outstanding were €3,987,000 (approximately

$4,473,000). The amount being financed (“Credit Contracts”) by each Financing Entity is between €284,000 (approximately $319,000) and €1,154,000 (approximately $1,295,000).  To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

Hill Spain maintains an unsecured credit facility with the Ibercaja Bank in Spain for €350,000 (approximately $392,000) at June 30, 2015. The availability is being reduced by €175,000 at the end of each calendar quarter. At June 30, 2015, total borrowings outstanding were €350,000.  The interest rate at June 30, 2015 was 6.75%. The facility expires on December 31, 2015.

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €135,000 (approximately $151,000) at June 30, 2015. The availability is reduced by €15,000 on a quarterly basis. At June 30, 2015, total borrowings outstanding were €135,000.  The interest rate at June 30, 2015 was 5.91%. The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at June 30, 2015) collateralized by certain overseas receivables.  At June 30, 2015, total borrowings outstanding were AED 5,782,000 (approximately $1,574,000). The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 4.84% at June 30, 2015) but no less than 5.50%. This facility was modified in June 2015 to increase availability under Letters of Guarantee to allow for up to AED 200,000,000 (approximately $54,457,000 at June 30, 2015) of which AED 106,802,000 (approximately $29,078,000) was outstanding at June 30, 2015. The credit facility will expire on May 7, 2016.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,250,000 Brazilian Reais (BRL) (approximately $722,000 at June 30, 2015), with a weighted average interest rate of 3.11% per month at June 30, 2015.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At June 30, 2015, the maximum U.S. dollar equivalent of the commitments was $70,229,000 of which $29,055,000 is outstanding.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Interest and related financing fees paid	$6,174	$7,097
Income taxes paid	$1,258	$6,616
Increase in property and equipment from a tenant improvement allowance related to the relocation of corporate headquarters	$3,894	—
Reduction of noncontrolling interests in connection with acquisition of an additional interest in Engineering S.A.	$—	$(2,649)
Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$530	$618
Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$361	$538

Note 10 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Dilutive stock options increased the average common shares outstanding by approximately 1,012,000 shares for the three months ended June 30, 2015 and by approximately 581,000 shares for the six months ended June 30, 2015.  Options to purchase 3,198,000 shares and 3,871,000 shares were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2015 because they were antidilutive.  Dilutive stock options increased the average common shares outstanding by approximately 2,023,000 shares for the three months ended June 30, 2014 and by approximately 1,386,000 shares for the six months ended June 30, 2014.  Options to purchase 1,355,000 shares and 2,034,000 shares were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2014 because they were antidilutive.

Note 11 — Share-Based Compensation

At June 30, 2015, the Company had approximately 7,841,000 options outstanding with a weighted average exercise price of $4.39.  During the six months ended June 30, 2015, the Company granted 1,025,000 options which vest over a five-year period. The options have a weighted-average exercise price of $3.97 and a weighted average contractual life of 7.0 years. The aggregate fair value of the options was $2,097,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 5.0 years; volatility — 59.9% and risk-free interest rate — 1.48%. During the first six months of 2015, options for approximately 139,000 shares with a weighted average exercise price of $3.59 were exercised, options for approximately 377,000 shares with a weighted average exercise price of $6.94 lapsed and options for 28,000 shares with a weighted average exercise price of $4.40 lapsed.

During the six months ended June 30, 2015, employees purchased approximately 10,000 common shares, for an aggregate purchase price of $32,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $700,000 and $1,129,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,461,000 and $1,927,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2015 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2014	$162,786	$154,112	$8,674
Net earnings	5,814	5,490	324
Other comprehensive (loss)	(7,321)	(3,299)	(4,022)
Comprehensive earnings (loss)	(1,507)	2,191	(3,698)
Additional paid in capital	1,991	1,991	—
Acquisition of treasury stock	(361)	(361)	—
Adjustment related to ESA Put Option	(4,270)	(4,270)	—
Stock issued for acquisition of CPI	530	530	—
Stockholders’ equity, June 30, 2015	$159,169	$154,193	$4,976

During May 2015, four of the Company’s directors exercised an aggregate of 84,868 options with an exercise price of $4.25 through the Company on a cashless basis.  The Company withheld 67,400 shares as payment for the options and placed those shares in treasury.  The directors received a total of 17,468 shares from this transaction.

During the six months ended June 30, 2015, the Company received cash proceeds of $137,000 from the exercise of stock options.

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options.  The Company intends to pay the liability in shares of its common stock. See Note 16 for further information.

On May 4, 2015, the Company’s Board of Directors approved the adoption of a stockholder rights plan and, on June 9, 2015, they rescinded that plan.

Note 13 — Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 36.3% and 33.0%, respectively, and 39.2% and 41.3% for the six months ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The Company recognized an income tax expense (benefit) related to an increase (decrease) in the reserve for uncertain tax positions totaling $245,000 and ($2,514,000) for the three- and six-month periods ended June 30, 2015 and 2014, respectively. In addition, the Company recognized an income tax expense (benefit) resulting from adjustments to true up prior year’s book amounts to the  amounts per the tax returns totaling ($85,000) and $44,000 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $44,000 for the six months ended June 30, 2015 and 2014, respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Earnings (loss) before income taxes	$(6,191)	$13,312	$7,121	$(10,791)	$13,800	$3,009
Income tax expense, net	$—	$2,586	$2,586	$—	$993	$993

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total

Earnings (loss) before income taxes	$(16,921)	$26,484	$9,563	$(21,672)	$25,605	$3,933
Income tax expense, net	$—	$3,749	$3,749	$—	$1,624	$1,624

The reserve for uncertain tax positions amounted to $1,220,000 and $975,000 at June 30, 2015 and December 31, 2014, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates. During the three- and six-month periods ended June 30, 2015, the reserve for uncertain tax positions was increased by $245,000 and was due to certain tax positions taken in foreign jurisdictions. During the three months ended June 30, 2014, the reserve for uncertain tax positions was reduced by $2,514,000 based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. During the six months ended June 30, 2014, the Company also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily taken in foreign jurisdictions.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both June 30, 2015 and December 31, 2014, potential interest and penalties related to uncertain tax positions amounting to $520,000 was included in the balance above.

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

The Project Management business segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance and facilities management services.

The Construction Claims business segment provides such services as claims consulting, management consulting, litigation support, expert witness testimony, cost/damages assessment, delay/disruption analysis, adjudication, lender advisory, risk management, forensic accounting, fraud investigation, Project Neutral and international arbitration services to clients worldwide.

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended June 30,
	2015		2014

Project Management	$116,464	72.9%	$108,521	75.1%
Construction Claims	43,274	27.1	35,994	24.9
Total	$159,738	100.0%	$144,515	100.0%

Total Revenue:

	Three Months Ended June 30,
	2015		2014

Project Management	$137,052	75.4%	$122,044	76.4%
Construction Claims	44,596	24.6	37,595	23.6
Total	$181,648	100.0%	$159,639	100.0%

Operating Profit:

	Three Months Ended June 30,
	2015	2014

Project Management before equity in loss of affiliate	$15,041	$13,218
Equity in loss of affiliate	(34)	—
Total Project Management	15,007	13,218
Construction Claims	4,772	3,054
Corporate	(9,127)	(7,617)
Total	$10,652	$8,655

Depreciation and Amortization Expense:

	Three Months Ended June 30,
	2015	2014

Project Management	$2,077	$1,720
Construction Claims	802	663
Subtotal segments	2,879	2,383
Corporate	104	54
Total	$2,983	$2,437

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,
	2015		2014

U.S./Canada	$39,909	25.0%	$31,708	21.9%
Latin America	6,855	4.3	11,064	7.7
Europe	21,317	13.3	18,948	13.1
Middle East	75,857	47.5	68,867	47.7
Africa	7,041	4.4	6,020	4.2
Asia/Pacific	8,759	5.5	7,908	5.4
Total	$159,738	100.0%	$144,515	100.0%

U.S.	$39,159	24.5%	$30,846	21.3%
Non-U.S.	120,579	75.5	113,669	78.7
Total	$159,738	100.0%	$144,515	100.0%

During the second quarter ended June 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $26,683,000 representing 16.7% of the total and Saudi Arabia’s consulting fee revenue amounted to $15,939,000 representing 10.0% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

During the second quarter ended June 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $17,229,000 representing 11.9% of the total and Oman’s consulting fee revenue amounted to $18,420,000 representing 12.7% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended June 30,
	2015		2014

U.S./Canada	$56,275	31.0%	$42,693	26.7%
Latin America	6,881	3.8	11,126	7.0
Europe	22,306	12.3	20,058	12.6
Middle East	79,232	43.6	70,629	44.2
Africa	8,040	4.4	6,940	4.3
Asia/Pacific	8,914	4.9	8,193	5.2
Total	$181,648	100.0%	$159,639	100.0%

U.S.	$55,466	30.5%	$41,761	26.2%
Non-U.S.	126,182	69.5	117,878	73.8
Total	$181,648	100.0%	$159,639	100.0%

During the second quarter ended June 30, 2015, total revenue for the United Arab Emirates amounted to $29,461,000 representing 16.2% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the second quarter ended June 30, 2014, total revenue for the United Arab Emirates amounted to $17,539,000 representing 11.0% of the total and Oman’s total revenue amounted to $18,804,000 representing 11.8% of the total.  No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended June 30,
	2015		2014

U.S. federal government	$2,310	1.4%	$3,242	2.2%
U.S. state, regional and local governments	22,200	13.9	18,698	12.9
Foreign governments	53,699	33.6	57,527	39.8
Private sector	81,529	51.1	65,048	45.1
Total	$159,738	100.0%	$144,515	100.0%

Total Revenue By Client Type:

	Three Months Ended June 30,
	2015		2014

U.S. federal government	$2,837	1.6%	$4,018	2.5%
U.S. state, regional and local governments	35,454	19.5	24,729	15.5
Foreign governments	57,587	31.7	59,919	37.5
Private sector	85,770	47.2	70,973	44.5
Total	$181,648	100.0%	$159,639	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2015	December 31, 2014

U.S./Canada	$11,496	$3,358
Latin America	1,254	1,101
Europe	2,702	2,191
Middle East	4,022	3,428
Africa	1,011	901
Asia/Pacific	955	664
Total	$21,440	$11,643

U.S.	$11,496	$3,358
Non-U.S.	9,944	8,285
Total	$21,440	$11,643

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2015		2014

Project Management	$229,893	73.6%	$210,309	74.6%
Construction Claims	82,298	26.4	71,455	25.4
Total	$312,191	100.0%	$281,764	100.0%

Total Revenue

	Six Months Ended June 30,
	2015		2014

Project Management	$268,359	76.0%	$235,213	76.0%
Construction Claims	84,869	24.0	74,439	24.0
Total	$353,228	100.0%	$309,652	100.0%

Operating Profit:

	Six Months Ended June 30,
	2015	2014

Project Management	$28,239	$24,161
Equity in loss of affiliate	(217)	—
Total Project Management	28,022	24,161
Construction Claims	7,105	5,672
Corporate	(18,459)	(15,178)
Total	$16,668	$14,655

Depreciation and Amortization Expense:

	Six Months Ended June 30,
	2015	2014

Project Management	$3,713	$3,419
Construction Claims	1,562	1,337
Subtotal segments	5,275	4,756
Corporate	148	108
Total	$5,423	$4,864

Consulting Fee Revenue by Geographic Region:

	Six Months Ended June 30,
	2015		2014

U.S./Canada	$75,166	24.1%	$60,999	21.6%
Latin America	14,664	4.7	21,812	7.7
Europe	41,429	13.3	39,387	14.0
Middle East	151,443	48.5	132,002	46.8
Africa	14,104	4.5	12,284	4.4
Asia/Pacific	15,385	4.9	15,280	5.5
Total	$312,191	100.0%	$281,764	100.0%

U.S.	$73,582	23.6%	$59,224	21.0%
Non-U.S.	238,609	76.4	222,540	79.0
Total	$312,191	100.0%	$281,764	100.0%

During the six months ended June 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $53,971,000 representing 17.3% of the total and Saudi Arabia’s consulting fee revenue amounted to $32,999,000 representing 10.6% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

During the six months ended June 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $33,719,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $34,077,000 representing 12.1% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Six Months Ended June 30,
	2015		2014

U.S./Canada	$105,615	29.9%	$78,323	25.3%
Latin America	14,694	4.2	22,042	7.1
Europe	43,720	12.4	41,894	13.5
Middle East	157,306	44.5	137,473	44.4
Africa	16,239	4.6	14,096	4.6
Asia/Pacific	15,654	4.4	15,824	5.1
Total	$353,228	100.0%	$309,652	100.0%

U.S.	$103,941	29.4%	$76,502	24.7%
Non-U.S.	249,287	70.6	233,150	75.3
Total	$353,228	100.0%	$309,652	100.0%

During the six months ended June 30, 2015, total revenue for the United Arab Emirates amounted to $54,988,000 representing 15.6% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the six months ended June 30, 2014, total revenue for the United Arab Emirates amounted to $34,240,000 representing 11.1% of the total and Oman’s total revenue amounted to $36,813,000 representing 11.9% of the total.  No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Six Months Ended June 30,
	2015		2014

U.S. federal government	$4,766	1.5%	$6,607	2.3%
U.S. state, regional and local governments	42,291	13.5	35,040	12.4
Foreign governments	109,557	35.1	110,964	39.4
Private sector	155,577	49.9	129,153	45.9
Total	$312,191	100.0%	$281,764	100.0%

Total Revenue By Client Type:

	Six Months Ended June 30,
	2015		2014

U.S. federal government	$5,849	1.7%	$7,870	2.5%
U.S. state, regional and local governments	66,609	18.9	45,829	14.8
Foreign governments	117,038	33.1	117,665	38.0
Private sector	163,732	46.3	138,288	44.7
Total	$353,228	100.0%	$309,652	100.0%

Note 15 — Client Concentrations

The Company had no clients that accounted for 10% or more of consulting fees during the three- and six-month periods ended June 30, 2015 and one client located in Oman that accounted for 12% and 11% of consulting fees during the three- and six-month periods ended June 30, 2014, respectively.

The Company had no clients that accounted for 10% or more of total revenue during the three months ended June 30, 2015 and 2014. The Company had no clients that accounted for 10% or more of total revenue during the six months ended June 30, 2015 and one client, located in Oman, that accounted for 11% of total revenue during the six months ended June 30, 2014.

One client, located in Libya, accounted for 17.3% and 20.4% of total accounts receivable at June 30, 2015 and December 31, 2014.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.6% and 2.5% of total revenue during each of the three-month periods ended June 30, 2015 and 2014 and 1.7% and 2.5% of total revenue during the six-month periods ended June 30, 2015 and 2014.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.4% and 2.2% of consulting fee revenue during the three-month periods ended June 30, 2015 and 2014 and 1.5% and 2.3% of consulting revenue during the six-month periods ended June 30, 2015 and 2014.

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

A former executive of the Company (“Plaintiff”) resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 for end of service remuneration.  The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff’s new employer, Driver Group plc in the UK for breach of non-solicitation and non-compete obligations in Plaintiff’s employment agreement.  On June 15, 2015, the Company paid Plaintiff AED 750,000 ($200,000) pursuant to an executed a settlement agreement.  During the three months ended June 30, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

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

Acquisition-Related Contingencies

At June 30, 2015, our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 72% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 10,645,000 (approximately $3,416,000 at June 30, 2015).  The Company intends to pay the liability in shares of its common stock.  As an incentive to the sellers to receive Hill’s common stock as payment, the Company has offered the sellers a 25% premium.  The sellers have countered the Company’s offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 (approximately $4,374,000) as well as a price guarantee upon the sale of the stock during a 30-day period after closing. At June 30, 2015, the Company has accrued a liability for the amount of its offer, including the premium, amounting to BRL 13,306,000 (approximately $4,270,000) which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet.  Any adjustment to the accrued liability will be recorded upon the completion of the transaction at which time the Company will own approximately 91% of ESA.

The Company is committed to pay additional consideration for the purchase of Cadogans in the amount of £519,000 (approximately $816,000) to be paid in cash on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000). See Note 3.

Note 17 — Move of Headquarters

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received the following from the Commonwealth of Pennsylvania, the City of Philadelphia and the Philadelphia Industrial Development Corporation:

•                  a $1,000,000 grant received on July 13, 2015.  The terms of the grant require the Company to spend at least $6,425,000 on capital expenditures for leasehold improvements and equipment for its new headquarters, remain at One Commerce Square for at least seven years and employ at least 359 persons no later than April 1, 2018.  The Company has met the capital expenditure requirement and has a twelve year lease for its corporate headquarters.  Upon receipt of the funds, the Company recorded a deferred credit which, assuming the employment requirement is met, will be reflected in income in the second quarter of 2018;

•                  a low interest loan amounting to $750,000. See Note 8;

•                  a loan amounting to $345,000 which is forgivable if the Company achieves and maintains certain employment levels within the City of Philadelphia by April 30, 2020.  The Company is accounting for this item in a manner similar to the grant and has included the deferred credit in other liabilities in the consolidated balance sheet at June 30, 2015.  Assuming the employment levels are met, the Company will reflect the item in income in the second quarter of 2020; and

•                  certain job creation tax credits amounting to $666,000 from the Commonwealth of Pennsylvania.

The landlord for the new headquarters provided the Company with a tenant improvement allowance amounting to approximately $3,894,000. The tenant improvement allowance has been deferred, is included in other liabilities in the consolidated balance sheet at June 30, 2015 and is being amortized on a straight-line basis against rent expense over the term of the twelve-year lease commencing on May 1, 2015.

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

CFR increased $15,223,000, or 10.5%, to $159,738,000 during the second quarter of 2015 from $144,515,000 during the second quarter of 2014.  CFR for the Project Management segment increased $7,943,000, principally due to increased work in the United States and the Middle East, partially offset by decreases in Latin America.  CFR for the Construction Claims segment increased by $7,280,000, or 20.2%, due primarily to increases in the Middle East, the United Kingdom and the United States.

CFR increased $30,427,000, or 10.8%, to $312,191,000 during the six months ended June 30, 2015 from $281,764,000 during the six months ended June 30, 2014.  CFR for the Project Management segment increased $19,584,000, principally due to increased work in the Middle East and the United States, partially offset by decreases in Latin America.  CFR for the Construction Claims segment increased by $10,843,000, or 15.2%, due primarily to increases in the Middle East, the United Kingdom and the United States.

Net earnings attributable to Hill were $4,395,000 during the second quarter of 2015, an increase of 189.5%, from $1,518,000 during the second quarter of 2014.  The increase was due to higher operating profit from the increase in CFR and lower interest expense.  Diluted earnings per common share were $0.09 during the second quarter of 2015 based upon 51,495,000 diluted common shares outstanding compared to diluted earnings per common share of $0.04 during the second quarter of 2014 based upon 42,591,000 diluted common shares outstanding.

Net earnings attributable to Hill were $5,490,000 during the six months ended June 30, 2015, an increase of 294.4%, from $1,571,000 during the six months ended June 30, 2014.  The increase was due to higher operating profit from the increase in CFR and lower interest expense.  Diluted earnings per common share were $0.11 during the six months ended June 30, 2015 based upon 51,010,000 diluted common shares outstanding compared to diluted earnings per common share of $0.04 during the six months ended June 30, 2014 based upon 41,570,000 diluted common shares outstanding.

We have open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  From that time until 2013, there was no activity on the contracts and we did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in our favor which expired on June 30, 2014.  We believed that this progress was a positive indication that ODAC intends to fulfill its obligations to us.

In June 2014, a new parliament, the Council of Representatives (“CoR”), was elected and is the internationally recognized government of Libya.  Subsequently, fighting broke out between forces loyal to the outgoing General National Congress (“GNC”) and the new CoR.  The GNC reconvened, selected a Prime Minister and seized control of the capital city of Tripoli.  The GNC controls Libya’s ministries, central bank and state oil company.  In September 2014, the United Nations began talks to reconcile the two factions, but we are not aware that any progress has been made as of July 2015. It is our understanding that government agencies such as ODAC have not been delegated any authority to make payments other than payroll.

We have continued our discussions with representatives of ODAC regarding the timing of payment of the $49,759,000 balance and understand that ODAC has obtained approval to facilitate immediate payment to us once the political situation normalizes.  Additionally, upon ODAC’s request in early 2014, we submitted new contracts for additional work and are in the process of finalizing a contract extension for one of the existing contracts, as well as finalizing the award letter of another.

We currently believe that recovery of our receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, we have continued to explore our legal options, including discussions with outside legal counsel.  In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that our continued efforts to negotiate amicably with ODAC are determined have been unsuccessful, we will evaluate our options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

Currently, we believe that we have good relationships with the ODAC authorities.  However due to the lack of a formal timetable for further payments of the accounts receivable from ODAC or a return to work on our existing contracts, management has classified the remaining accounts receivable amounting to $49,759,000 as a non-current asset to reflect the uncertainty surrounding the timing of the collection of the receivable.  Additionally, management has classified the accruals for certain taxes and agency fees related to the ODAC contracts amounting to approximately $9,161,000 as other liabilities.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  In addition, we have completed a review of our global overhead cost structure and we are in the process of reducing more than $25,000,000 in annual overhead costs.  The areas most affected are personnel and related benefits and expenses.  We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.  Our total backlog was $983,000,000 as of June 30, 2015, a decrease of $56,000,000 from March 31, 2015.  Our 12-month backlog was $431,000,000 as of June 30, 2015, a decrease of $14,000,000 from March 31, 2015.  These decreases are primarily related to reductions in the Middle East, Europe and Latin America.

Critical Accounting Policies

We operate through two segments: the Project Management Group and the Construction Claims Group. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenues/costs are subject to significant fluctuations from year to year, we measure the performance of many of our key operating metrics as a percentage of consulting fee revenue (“CFR”), as we believe that this is a better and more consistent measure of operating performance that total revenue.

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the judgment increases such judgments become even more subjective.  While management believes its assumptions are reasonable and appropriate, actual results may be materially different that estimated.  The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2014 Annual Report.

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”)

	Three Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
Project Management	$116,464	72.9%	$108,521	75.1%	$7,943	7.3%
Construction Claims	43,274	27.1	35,994	24.9	7,280	20.2
Total	$159,738	100.0%	$144,515	100.0%	$15,223	10.5%

The increase in CFR included an organic increase of 9.0% primarily in the Middle East and the United States and an increase of 1.5% due to the acquisitions of Cadogans in October 2014 and IMS in April 2015.

The increase in Project Management CFR included an organic increase of 6.2% and an increase of 1.1% due to the acquisition of IMS.  The increase included a $6,500,000 increase in domestic projects and an increase of $1,443,000 in foreign projects.   The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.  The increase in foreign Project Management CFR included an increase of $10,281,000 in the United Arab Emirates, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims CFR was comprised of an organic increase of 17.5% and a 2.7% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East and the United States.

Reimbursable Expenses

	Three Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
Project Management	$20,588	94.0%	$13,523	89.4%	$7,065	52.2%
Construction Claims	1,322	6.0	1,601	10.6	(279)	(17.4)
Total	$21,910	100.0%	$15,124	100.0%	$6,786	44.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The increase in Project Management reimbursable expense is primarily due to higher use of subcontractors in our Northeast and Mid-Atlantic regions.

Cost of Services

	Three Months Ended June 30,
	2015			2014			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$73,375	79.4%	63.0%	$67,298	80.8%	62.0%	$6,077	9.0%
Construction Claims	19,025	20.6	44.0	15,948	19.2	44.3	3,077	19.3
Total	$92,400	100.0%	57.8%	$83,246	100.0%	57.6%	$9,154	11.0%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and the United States.

Gross Profit

	Three Months Ended June 30,
	2015			2014			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$43,089	64.0%	37.0%	$41,223	67.3%	38.0%	$1,866	4.5%
Construction Claims	24,249	36.0	56.0	20,046	32.7	55.7	4,203	21.0
Total	$67,338	100.0%	42.2%	$61,269	100.0%	42.4%	$6,069	9.9%

The increase in Project Management gross profit included an increase of $3,263,000 from domestic operations, primarily in the Northeast, Mid-Atlantic and Western regions.  This was partially offset by a decrease of $1,397,000 in foreign operations primarily in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, the United Kingdom and the United States.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$56,652	35.5%	$52,614	36.4%	$4,038	7.7%

The increase in SG&A expense included $1,057,000 due to the acquisitions of Cadogans and IMS.

The other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $1,106,000, primarily due to pay increases and the acquisitions of Cadogans and IMS. As a percentage of CFR, unapplied and indirect labor was lower in 2015 at 21.9% compared to 23.5% in 2014;

•                  An increase in legal fees of $1,697,000 including $834,000 related to an employee termination matter and $373,000 related to the proxy dispute including litigation in Delaware;

•                  An increase of $670,000 in bad debt expense primarily because the second quarter of 2014 was favorably affected by the reversal of a $450,000 reserve for certain accounts receivable in Spain due to their collection.

Operating Profit

	Three Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
		% of CFR		% of CFR
Project Management	$15,041	12.9%	$13,218	12.2%	$1,823	13.8%
Equity in losses of affiliate	(34)	(0.0)	—	—	(34)	100.0
Total Project Management	15,007	12.9	13,218	12.2	1,789	13.5
Construction Claims	4,772	11.0	3,054	8.5	1,718	56.3
Corporate	(9,127)		(7,617)		(1,510)	19.8
Total	$10,652	6.7%	$8,655	6.0%	$1,997	23.1%

The increase in Project Management operating profit included increases in the United States and the United Arab Emirates, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims operating profit was primarily due to increases in the Middle East and the United States.

Corporate expenses increased by $1,510,000 which was primarily due to salary increases and legal fees including $373,000 related to the proxy dispute.  Corporate expenses represented 5.7% of CFR during the second quarter ended June 30, 2015 compared to 5.3% during the second quarter ended June 30, 2014.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees decreased $2,115,000 to $3,531,000 in the three months ended June 30, 2015 as compared with $5,646,000 in the three months ended June 30, 2014, primarily due to the 2014 interest accretion related to the previous term loan agreement which was paid off and terminated in the third quarter of 2014.

Income Taxes

For the three months ended June 30, 2015 and 2014, the Company recognized income tax expense of $2,586,000 and $993,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the three months ended June 30, 2015, the Company recognized a $245,000 income tax expense related to an increase in the reserve for uncertain tax positions due to a tax position taken in a foreign jurisdiction. For the three months ended June 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities.  The Company’s income tax expense for the three months ended June 30, 2015 and 2014 include tax (benefit) expense of ($85,000) and $44,000, respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 36.3% and 33.0%, respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the three months ended June 30, 2015 were $4,395,000, or $0.09 per diluted common share, based on 51,495,000 diluted common shares outstanding, as compared to net earnings for the three months ended June 30, 2014 of $1,518,000, or $0.04 per diluted common share, based upon 42,591,000 diluted common shares outstanding.

Six Months Ended June 30, 2015 Compared to

Six Months Ended June 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
Project Management	$229,893	73.6%	$210,309	74.6%	$19,584	9.3%
Construction Claims	82,298	26.4	71,455	25.4	10,843	15.2
Total	$312,191	100.0%	$281,764	100.0%	$30,427	10.8%

The increase in CFR included an organic increase of 9.7% primarily in the Middle East and the United States and an increase of 1.1% due to the acquisitions of Cadogans in October 2014 and IMS in April 2015.

The increase in Project Management CFR included an organic increase of 8.7% and an increase of 0.6% due to the acquisition of IMS. The increase included an $11,428,000 increase in domestic projects and an increase of $8,156,000 in foreign projects.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.  The increase in foreign projects included increases in the United Arab Emirates and Saudi Arabia, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims CFR was comprised of an organic increase of 12.4% and a 2.8% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East and the United States.

Reimbursable Expenses

	Six Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
Project Management	$38,466	93.7%	$24,904	89.3%	$13,562	54.5%
Construction Claims	2,571	6.3	2,984	10.7	(413)	(13.8)
Total	$41,037	100.0%	$27,888	100.0%	$13,149	47.1%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The increase in Project Management reimbursable expense is primarily due to higher use of subcontractors in our Northeast and Mid-Atlantic regions.

Cost of Services

	Six Months Ended June 30,
	2015			2014			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$142,366	79.5%	61.9%	$130,050	80.4%	61.8%	$12,316	9.5%
Construction Claims	36,723	20.5	44.6	31,786	19.6	44.5	4,937	15.5
Total	$179,089	100.0%	57.4%	$161,836	100.0%	57.4%	$17,253	10.7%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East, the United States, Africa and the acquisition of Cadogans.

Gross Profit

	Six Months Ended June 30,
	2015			2014			Change
	(dollars in thousands)
			% of CFR			% of CFR
Project Management	$87,527	65.8%	38.1%	$80,259	66.9%	38.2%	$7,268	9.1%
Construction Claims	45,575	34.2	55.4	39,669	33.1	55.5	5,906	14.9
Total	$133,102	100.0%	42.6%	$119,928	100.0%	42.6%	$13,174	11.0%

The increase in Project Management gross profit included an increase of $5,487,000 from domestic operations, primarily due to increases in the Northeast, Mid-Atlantic and Western regions.  There was an increase of $1,781,000 from foreign operations due to increases in the United Arab Emirates, Saudi Arabia and Qatar, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Cadogans and the United States.

Selling, General and Administrative (“SG&A”) Expenses

	Six Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
		% of		% of
		CFR		CFR
SG&A Expenses	$116,217	37.2%	$105,273	37.4%	$10,944	10.4%

The increase in SG&A expense included $1,605,000 due to the acquisitions of Cadogans and IMS.

The other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $4,519,000 primarily due to pay increases and increases in staff in the Middle East in support of increased work. As a percentage of CFR, unapplied and indirect labor was lower in 2015 at 23.4% compared to 24.4% in 2014;

•                  An increase in legal fees of $2,080,000 including $834,000 related to an employee termination matter and $373,000 related to the proxy dispute;

•                  An increase of $1,999,000 in bad debt expense including a write-off of $690,000 related to a litigation settlement and because the six months ended June 30, 2014 was favorably affected by the reversal of a $741,000 reserve for certain accounts receivable in Spain due to their collection;

•                  SG&A was reduced in 2014 due to a $1,225,000 reduction in an earn-out liability on the CPI acquisition.

Operating Profit

	Six Months Ended June 30,
	2015		2014		Change
	(dollars in thousands)
(in thousands)		% of CFR		% of CFR
Project Management	$28,239	12.3%	$24,161	11.5%	$4,078	16.9%
Equity in losses of affiliate	(217)	(0.1)	—	—	(217)	100.0
Total Project Management	28,022	12.2	24,161	11.5	3,861	16.0
Construction Claims	7,105	8.6	5,672	7.9	1,433	25.3
Corporate	(18,459)		(15,178)		(3,281)	21.6
Total	$16,668	5.3%	$14,655	5.2%	$2,013	13.7

The increase in Project Management operating profit included increases in the Middle East, primarily the United Arab Emirates, Saudi Arabia, Qatar and the United States, partially offset by decreases in Latin America, Oman and Iraq.

The increase in Construction Claims operating profit was primarily due to increases in the Middle East and the United States, partially offset by decreases in Asia/Pacific and Europe.

Corporate expenses increased by $3,281,000 which was primarily due to salary increases and legal fees including $373,000 related to the proxy dispute.  Corporate expenses represented 5.9% of CFR during the six months ended June 30, 2015 compared to 5.4% during the six months ended June 30, 2014.

Interest Expense and Related Financing Fees, net

Interest and related financing fees decreased $3,617,000 to $7,105,000 during the six months ended June 30, 2015 compared to $10,722,000 during the six months ended June 30, 2014 primarily due to the 2014 interest accretion related to the previous term loan agreement which was paid off and terminated in the third quarter of 2014.

Income Taxes

For the six months ended June 30, 2015 and 2014, the Company recognized an income tax expense of $3,749,000 and $1,624,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the six months ended June 30, 2015, the Company recognized a $245,000 income tax expense related to an increase in the reserve for uncertain tax positions due to a tax position taken in a foreign jurisdiction.  For the six months ended June 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities and also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $0 and $44,000 in the six months ended June 30, 2015 and 2014, respectively.

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 39.2% and 41.3%, respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the six months ended June 30, 2015 were $5,490,000, or $0.11 per diluted common share, based upon 51,010,000 diluted common shares outstanding, as compared to net earnings for the six months ended June 30, 2014 of $1,571,000, or $0.04 per diluted common share, based upon 41,570,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings	$4,395	$1,518	$5,490	$1,571
Interest expense, net	3,531	5,646	7,105	10,722
Income tax expense	2,586	993	3,749	1,624
Depreciation and amortization	2,983	2,437	5,423	4,864
EBITDA	$13,495	$10,594	$21,767	$18,781

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  See Note 8 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan.  At June 30, 2015, our primary sources of liquidity consisted of $31,571,000 of cash and cash equivalents, of which $28,796,000 was on deposit in foreign locations, and $4,740,000 of available borrowing capacity under our various credit facilities.  Additionally, due to reduce collateral requirements of one of our lenders, approximately $8,326,000 of restricted cash was returned to us in July 2015.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include our ability to borrow additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions.  See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  From that time until 2013, there was no activity on the contracts and we did not receive any payments for the work performed prior to March 2011.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately

$14,000,000 in our favor which expired on June 30, 2014.  We believed that this progress was a positive indication that ODAC intends to fulfill its obligations to us.

We currently believe that recovery of the receivable from ODAC through continued communications, rather than legal action, remains appropriate, however, we have continued to explore our legal options, including discussions with outside legal counsel.  In the event that the military and political environment changes significantly in Libya and its surrounding geopolitical regions or there are indications that our continued efforts to negotiate amicably with ODAC are determined to have been unsuccessful, we will evaluate our options to pursue legal claims and/or assess the carrying amount of this receivable, which could have a significant adverse impact on our consolidated results of operations and consolidated financial position.

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

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options.  The Company intends to pay the liability in shares of its common stock.  See Note 16 to the consolidated financial statements for more information.

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

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”).  Total consideration for the acquisition was 18,511,000 Turkish Lira (“TRY”) of which TRY 12,411,000 (approximately $4,692,000) was paid in cash during the three months ended June 30, 2015.  The remaining payouts consist of a Holdback Purchase Price of TRY 4,400,000 (approximately $1,626,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $628,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,294,000) or (ii) TRY 1,500,000 ($554,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,183000).

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

At June 30, 2015, we had $4,740,000 of available borrowing capacity under our various credit agreements.

We also have arrangements with foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At June 30, 2015, we had approximately $29,055,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2015

For the six months ended June 30, 2015, our cash and cash equivalents increased by $1,447,000 to $31,571,000.  Cash used in operations was $7,469,000, cash used in investing activities was $13,443,000 and cash provided by financing activities was $25,021,000.  We also experienced a decrease in cash of $2,662,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $7,469,000 for the six months ended June 30, 2015.  This compares to cash used in operating activities of $7,630,000 for the six months ended June 30, 2014.  We had a consolidated net income in the six months ended June 30, 2015 amounting to $5,814,000 compared to a consolidated income of $2,309,000 in the six months ended June 30, 2014.  Depreciation and amortization was $5,423,000 in the six months ended June 30, 2015 compared to $4,864,000 in the six months ended June 30, 2014; the increase in this category is primarily due to the amortization of intangibles arising from the acquisitions of Cadogans and IMS, the increase in property and equipment primarily related to the relocation of our corporate headquarters to Philadelphia partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at June 30, 2015 and December 31, 2014 were $14,582,000 and $16,007,000, respectively.  The change results primarily from a reduction in the collateral requirements due to a change in financial institutions, partially offset by increases due to new collateral issued to support certain letters of credit related to new work in the Middle East.  In July 2015, approximately $8,326,000 was released from the restricted accounts and was returned to cash and cash equivalents.

Excluding the ODAC receivable, average days sales outstanding (“DSO”) at June 30, 2015 was 98 days compared to 87 days at June 30, 2014.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The increase in DSO in 2015 was adversely affected by the timing of payments from our clients in the Middle East, particularly Oman, which has been slower than payments from clients in other geographic regions of our operations.

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

Investing Activities

Net cash used in investing activities was $13,443,000. We used $9,059,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures primarily in connection with the relocation of our corporate headquarters to Philadelphia. We used $4,384,000 for the acquisition of IMS.

Financing Activities

Net cash provided by financing activities was $25,021,000.  We received $24,245,000 from borrowings under our various credit facilities and $750,000 from a low-interest Philadelphia Industrial Development Corporation loan of which we have repaid $13,000.  We also received $169,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options. We paid $130,000 as dividends to noncontrolling interests.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry specific guidance.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  The ASU was to be effective for interim and annual periods commencing after December 15, 2016 and allows for both retrospective and prospective methods of adoption.  On July 10, 2015, the FASB voted to extend the effective date by one year.  Early adoption would be permitted as of the original effective date. The Company is in the process of determining the method of adoption and assessing the impact of the ASU on its consolidated financial statements.

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

At June 30, 2015, our backlog was $983,000,000 compared to $1,039,000,000 at March 31, 2015.  At June 30, 2015, backlog attributable to work in Libya amounted to $39,000,000.  We estimate that $431,000,000, or 43.8%, of the backlog at June 30, 2015 will be recognized during the twelve months subsequent to June 30, 2015.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of June 30, 2015:
Project Management	$934,000	95.0%	$382,000	88.6%
Construction Claims	49,000	5.0%	49,000	11.4%
	$983,000	100.0%	$431,000	100.0%

As of March 31, 2015:
Project Management	$990,000	95.3%	$397,000	89.2%
Construction Claims	49,000	4.7%	48,000	10.8%
	$1,039,000	100.0%	$445,000	100.0

As of June 30, 2014:
Project Management	$923,000	95.0%	$355,000	87.9%
Construction Claims	49,000	5.0%	49,000	12.1%
	$972,000	100.0%	$404,000	100.0

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2014 Annual Report for a complete discussion of the Company’s market risk.  There have been no material changes to the market risk information included in the Company’s 2014 Annual Report.

Item 4.                                 Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1.                                 Legal Proceedings

A former executive of the Company (“Plaintiff”) resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 for end of service remuneration.  The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff’s new employer, Driver Group plc in the UK for breach of non-solicitation and non-compete obligations in Plaintiff’s employment agreement.  On June 15, 2015, the Company paid Plaintiff AED 750,000 ($200,000) pursuant to an executed a settlement agreement.  During the three months ended June 30, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

Item 1A.                        Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2014 Annual Report.

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

Hill International, Inc.

Dated: August 5, 2015	By:	/s/ David L. Richter

David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2015	By:	/s/ John Fanelli III

John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2015	By:	/s/Ronald F. Emma

Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)