Form 10-K/A
period 2014-12-31
Hill International, Inc.
filed 2015-11-10
CIK 1287808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2014 was approximately $170,206,000.  As of March 6, 2015, there were 50,373,757 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the proxy statement for the 2015 Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Hill International, Inc. (“Hill” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Filing Date”) to restate and amend the Company’s previously issued consolidated financial statements and related financial information for each of the years ended December 31, 2014, 2013 and 2012 included in its previously filed Annual Reports on Form 10-K related to each such period to reflect a change related to its accounting treatment for accounts receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”) (the “Libya Receivable”) and certain related liabilities.  The Company has included significant disclosures regarding the status of the Libya Receivable in its prior periodic reports filed with the SEC.  In addition, concurrently with the filing of this Amendment, the Company is filing an amendment to each of its Quarterly Reports on Form 10-Q for the three months ended March 31, 2015 and the six months ended June 30, 2015 to restate its previously issued consolidated financial statements for the first two quarters of 2015 and 2014.

Except as described in this Explanatory Note, the financial statements, financial statement footnote disclosures and related financial information in the Original Form 10-K are unchanged.  In particular, except for the events described under “Background” below, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events.  Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter.

Background

The Company began work in Libya in 2007.  From that time through early 2010, the Company had received payments totaling approximately $104,000,000 related to its services there.  In April 2010, the Libyan government halted all payments to firms pending a review of the government procurement process.  The Company continued to work during the review period and during that time its Libya Receivable balance grew to approximately $76,000,000.  At the completion of its review in November 2010, the Libya agency responsible for auditing contracts, RQABA, acknowledged that our receivables were proper and were owed in full.  In December 2010 and January 2011, we received payments totaling $15,900,000 and were advised that an additional $31,600,000 had been scheduled for payment.  In February 2011, due to civil and political unrest in Libya, we suspended our operations in and demobilized substantially all of our personnel from Libya.  During the second half of 2011, the Company received various communications from ODAC requesting that the Company re-submit all open invoices for processing since much of the original documentation had been lost during the turmoil.  The Company complied with ODAC’s request and accordingly re-submitted copies of all open invoices.  This pro-active request from ODAC, in the Company’s assessment, provided evidence of ODAC’s intention to fulfill its obligations that existed prior to the political unrest.  During late 2012 and early 2013, the Company was advised by ODAC that, due to the political division in the country, payments had been temporarily restricted to local payroll.  During late 2013 and early 2014, the Company received payments of approximately $9,500,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in the Company’s favor which expired on June 30, 2014.  Management believed that this progress was a positive indication that ODAC intended to fulfill its obligations to the Company.

In connection with a review by the staff (the “Staff”) of the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Form 10-Q for the quarter ended March 31, 2015 and Definitive Proxy Statement filed April 30, 2015 (the “Staff Review”), the Staff made inquiries with respect to the accounting treatment of the Libya Receivable.  After subsequent communications between the Staff and the Company relating to the Staff Review, the Company, under the direction of its Audit Committee, re-evaluated its historical and then current practices with respect to analyzing the collectability of accounts receivable in accordance with accounting principles generally accepted in the United States.  In connection with this re-evaluation, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  Therefore, the Company reserved the entire Libya Receivable of $59,937,000 and eliminated $11,388,000 of certain assets and liabilities related to that receivable, consisting of sub-consultants and other contingent expenses in 2012, which are contractually owed only upon receipt of payment.  These adjustments resulted in a net charge to selling, general and administrative expenses of $48,549,000 for the year ended December 31, 2012.  Additionally, the Company has reflected subsequent receipts against the Libya Receivable, net of payments for the related agency fees and certain taxes, as reductions of selling, general and administrative expenses.  Accordingly, the Company reflected 2013 receipts of approximately $2,880,000 and payments of approximately $640,000 as a net reduction of selling, general and administrative expenses amounting to approximately $2,240,000 plus a related income tax expense adjustment of $307,000 for the year ended December 31, 2013 and 2014 receipts of approximately $6,631,000 and payments of approximately $1,683,000 as a net reduction of selling, general and administrative expenses amounting to approximately $4,948,000 plus a related income tax adjustment of $307,000 for the year ended December 31, 2014.  In addition, the Company recorded certain unrelated adjustments to consulting fee revenues, cost of services, selling, general and administrative expenses and taxes for the year ended December 31, 2014.  These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.  In the aggregate, these unrelated adjustments increase net loss by approximately $307,000 for the year ended December 31, 2014.

The adjustments to reflect the change in estimate as to the collectability of the Libya Receivable and related adjustments resulted in a decrease in basic and diluted loss per share of $0.11 for the year ended December 31, 2014, an increase in basic and diluted earnings per share of $0.05 for the year ended December 31, 2013 and an increase in basic and diluted net loss per share of $1.26 for the year ended December 31, 2012.  Net loss attributable to Hill decreased approximately $4,731,000 for the year ended December 31, 2014, earnings attributable to Hill increased approximately $1,933,000 for the year ended December 31, 2013 and net loss attributable to Hill increased approximately $48,549,000 for the year ended December 31, 2012.

Effects of Restatement

This Amendment amends and restates the Original Form 10-K to change the Company’s estimate of loss on its Libya Receivable at December 31, 2012, subsequent recoveries of the Libya Receivable in 2013 and 2014 and certain unrelated adjustments as more fully described in Note 1 to the Consolidated Financial Statements and to reflect certain adjustments to accruals related to the Libya Receivable (see Note 9).  Revisions to the Original Form 10-K have been made to the Company’s Consolidated Financial Statements and related disclosures in Item 8 - Financial Statements and Supplementary Data for the years ended December 31, 2014, 2013 and 2012, and, where necessary, to the following other items to reflect the restatements:

•	Item 1 - Business

•	Item 1A - Risk Factors

•	Item 6 - Selected Financial Data

•	Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 9A - Controls and Procedures

Also, Item 15 of this Amendment has been amended to include the restated financial statements, the restated Schedule II and to file or furnish, as the case may be, as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  We may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission (the “SEC”), in materials delivered to stockholders and in press releases.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  You can identify forward-looking statements by the use of terminology such as “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “could,” “should,” “potential” or “continue” or the negative or other variations thereof, as well as other statements regarding matters that are not historical fact.

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

Item 1. Business.

General

Hill International, Inc., with 4,600 professionals in 100 offices worldwide, provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets.  According to the June 16, 2014 edition of Engineering News-Record magazine, Hill is the ninth largest construction management firm and eleventh largest program management firm headquartered in the United States.  The terms “Hill”, the “Company”, “we”, “us” and “our” refer to Hill International, Inc.

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

Consulting Fee Revenue (“CFR”)

	2014		2013		2012
	(Restated)
Project Management	$428,827	74.3%	$392,602	76.7%	$312,232	74.8%
Construction Claims	148,290	25.7	119,483	23.3	105,366	25.2
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

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

Global Business

We operate worldwide and currently have over 100 offices in over 40 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue by Geographic Region

	2014		2013		2012
	(Restated)
U.S./Canada	$125,691	21.8%	$121,291	23.7%	$117,593	28.2%
Latin America	40,844	7.1	49,188	9.6	51,820	12.4
Europe	79,009	13.7	75,398	14.7	84,267	20.2
Middle East	272,236	47.2	219,315	42.8	134,037	32.1
Africa	23,849	4.1	22,744	4.4	13,591	3.3
Asia/Pacific	35,488	6.1	24,149	4.8	16,290	3.8
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

U.S.	$122,096	21.2%	$117,740	23.0%	$114,368	27.4%
Non-U.S.	455,021	78.8	394,345	77.0	303,230	72.6
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

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

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector.  The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type

	2014		2013		2012
	(Restated)
U.S. federal government	$13,250	2.3%	$14,958	2.9%	$12,877	3.1%
U.S. state, regional and local governments	74,921	13.0	69,477	13.6	61,790	14.8
Foreign governments	220,917	38.3	181,066	35.3	96,242	23.0
Private sector	268,029	46.4	246,584	48.2	246,689	59.1
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

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

For the year ended December 31, 2014, CFR from U.S. and foreign government contracts represented approximately 53.6% of our total CFR. Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.

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

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded.  Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future consulting fees.  Project Management backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled.  Construction Claims backlog is based largely on management’s estimates of future revenue based on known construction claims assignments.  Because a significant number of construction claims may be awarded and completed within the same period, our actual construction claims revenue has historically exceeded backlog by a significant amount.

Our backlog is important to us in anticipating and planning for our operational needs.  Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At December 31, 2014, our backlog was a record $1,036,000,000, compared to approximately $983,000,000 at December 31, 2013.  At December 31, 2014, September 30, 2014 and December 31, 2013,  backlog attributable to uncompleted work in Libya amounting to approximately $44,000,000 was excluded from our backlog in each period due to the uncertainty surrounding the Libya Receivable and the political instability in Libya, we have excluded that amount from our total backlog.  We estimate that approximately $467,000,000, or 45.1% of the backlog at December 31, 2014, will be recognized during our 2015 fiscal year.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
	(Restated)		(Restated)
As of December 31, 2014:
Project Management	$990,000	95.6%	$421,000	90.2%
Construction Claims	46,000	4.4	46,000	9.8
Total	$1,036,000	100.0%	$467,000	100.0%

As of September 30, 2014:
Project Management	$982,000	95.4%	$410,000	89.7%
Construction Claims	47,000	4.6	47,000	10.3
Total	$1,029,000	100.0%	$457,000	100.0%

As of December 31, 2013:
Project Management	$940,000	95.6%	$347,000	89.0%
Construction Claims	43,000	4.4	43,000	11.0
Total	$983,000	100.0%	$390,000	100.0%

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

DAVID L. RICHTER has been our President and Chief Executive Officer since December 2014.  Prior to his current position, he was our President and Chief Operating Officer from March 2004 to December 2014, and he has been a member of our Board of Directors since 1998. Before that, Mr. Richter was President of our Project Management Group from 2001 to 2004, Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995.  Mr. Richter is a Fellow of the Construction Management Association of America (CMAA) and a member of the World Presidents’ Organization, the Construction Industry Round Table and the American Society of Civil Engineers.  He is a former member of the Board of Trustees of the Southern New Jersey Development Council and the Board of Directors of the CMAA.  Mr. Richter earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania, and he is currently pursuing his M.Sc. in major program management from the University of Oxford.  Mr. Richter is a son of Irvin E. Richter.

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

THOMAS J. SPEARING III has been Regional President (Americas) of our Project Management Group since January 2015.  Prior to that, he was President of our Project Management Group (Americas) from April 2009 to January 2015 and Senior Vice President and Chief Strategy Officer from September 2007 to March 2009.  Prior to joining Hill, Mr. Spearing worked for more than ten years with STV Group, Inc., most recently as Principal-in-Charge of its western region.  Before that, Mr. Spearing was a Vice President of business development with Hill.  Mr. Spearing earned his B.B.A. in computer and information science from Temple University, his B.S. in construction management and his B.S. in civil engineering from Spring Garden College, and his M.S. in management from Rosemont College.  He is founding co-chair of Pennsylvanians for Transportation Solutions (Pen Trans), is a Women’s Transportation Seminar member, a member of the Legacy Foundation and Co-Chair of the Transit Builders’ Trust.  In addition, he has served in various leadership roles with the American Public Transit Association, including serving as chair, vice chair and secretary of its Capital Projects Subcommittee.  Mr. Spearing also is active in the Southern New Jersey Development Council, the AEC Business Builders Forum, and the CMAA, among others.

MOHAMMED AL RAIS has been Regional President (Middle East) with Hill’s Project Management Group since January 2015.  Prior to that, he was Senior Vice President and Managing Director (Middle East) of our Project Management Group from April 2010 to January 2015 and Vice President from 2006 to 2010.  Mr. Al Rais has over 38 years of experience in the management of construction projects throughout the Middle East, North Africa, the United Kingdom and Canada.  He earned his B.Sc. in city and regional planning from the University of Engineering and Technology in Pakistan and his M.Sc. in project management from the University of Reading in the United Kingdom.  Mr. Al Rais is a member of the Association for Project Management in the U.K., the Canadian Business Council, the Society of Engineers in the U.A.E., the Chartered Management Institute and the Chartered Institute of Building.

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

RONALD F. EMMA has been our Senior Vice President and Chief Accounting Officer since January 2007.  Mr. Emma had been Senior Vice President of Finance from 1999 to 2007.  Before that, he was Vice President of Finance.  Mr. Emma has been with Hill since 1980.  Before joining Hill, he was Assistant Controller of General Energy Resources, Inc., a mechanical contracting firm, and prior to that was a Staff Accountant with the accounting firm of Haskins & Sells.  Mr. Emma has a B.S. in accounting from St. Joseph’s University and he is a Certified Public Accountant in New Jersey.

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

CATHERINE H. EMMA has been our Senior Vice President and Chief Administrative Officer since January 2007.  Ms. Emma had been Vice President and Chief Administrative Officer from 2005 to 2007.  Before that, she served as Vice President of Human Resources and Administration.  Ms. Emma has been with Hill since 1982.  She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and holds professional memberships with Tri-State Human Resources and the Society for Human Resource Management. Ms. Emma previously participated in BNA’s Human Resources Personnel Policies Forum.  Ms. Emma is the wife of Ronald F. Emma.

MICHAEL J. PETRISKO has been our Senior Vice President and Chief Information Officer since June 2014.  Prior to that, Mr. Petrisko was Vice President and Chief Information Officer for STV Group, an architecture, engineering and construction management firm, from June 2012 through June 2014.  Before that, Mr. Petrisko was Hill’s Senior Vice President and Chief Information Officer from January 2009 through June 2012, and Vice President and Chief Information Officer from 2007 to 2008.  Before that, Mr. Petrisko was Director of Global IT Operations for AECOM Technology Corp. from 2005 to 2007 and Vice President and Chief Information Officer for DMJM Harris, Inc., a subsidiary of AECOM Technology Corp., a global architecture, engineering and construction management firm, from 2002 to 2005.  From 1999 to 2002, he was Director of Technical Services for Foster Wheeler Corp., an engineering and construction services firm.  Mr. Petrisko studied management information technology at Thomas Edison State College and he is a member of the New Jersey Society of Information Management and a member of the CMAA.

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

Access to Company Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains periodic reports, proxy statements, information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website or by responding to requests addressed to our Legal Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as practicable after such material is filed with or furnished to the SEC. Our primary website is www.hillintl.com. We post the charters for our audit, compensation and governance and nominating committees, corporate governance principles and code of ethics in the “Investor Relations” section of our website. The information contained on our website, or on other websites linked to our website, is not part of this document.

Item 1A. Risk Factors.

This Item 1A has been amended and restated to give effect to the restatement of the Company’s audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 due to a change in the accounting treatment for the Libya Receivable and certain related liabilities as discussed in the Explanatory Note to this Amendment.  See Note 1 to the consolidated financial statements in Item 8 of Part II of this report for additional information.

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

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control.  In 2014, approximately 51.3% of our consulting fee revenue was derived from our operations in major oil and gas producing countries in the Middle East and Africa.  A significant drop in oil or gas prices could lead to a slowdown in construction in these regions, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We depend on government contracts for a significant portion of our consulting fee revenue.  Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

In 2014, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 2.3% and 13.0%, respectively, of our consulting fee revenue, and foreign government contracts contributed approximately 38.3% of our consulting fee revenue.  Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.  Government contracts are typically awarded through a heavily regulated procurement process.  Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure.  In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts.  If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted.  Also, some of our federal government contracts require U.S. government security clearances.  If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

We depend on long-term government contracts, many of which are funded on an annual basis.  If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments.  During the years ended December 31, 2014, 2013 and 2012, approximately 53.6%, 51.8% and 40.9%, respectively, of our consulting fee revenue were derived from such contracts.

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

At December 31, 2014, our backlog of uncompleted projects under contract or awarded was approximately $1.036 billion.  The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts.  We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

Risks Related to Ownership of Our Common Stock

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

As described in greater detail in Note 1 to the consolidated financial statements included in Item 8 of this 2014 Annual Report on Form 10-K/A, we restated our consolidated financial statements for the each of the years ended December 31, 2014, 2013, and 2012 and for each of the quarters ended March 31, 2015 and June 30, 2015.  In addition, we performed a re-evaluation of our internal controls over financial reporting.  Based on the re-evaluation, management concluded that, as a result of the identified of material weaknesses, our internal controls over financial reporting were ineffective for each of the years ended December 31, 2014, 2013, and 2012 and for each of the quarters ended March 31, 2015 and June 30, 2015 (collectively, the “Restated Periods”).  The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management’s recommendation following the identification of errors related to the Libya Receivable. Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 have been amended to, among other things, reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts.  We could be subject to additional stockholder, governmental, or other actions in connection with the Restatement or other matters.  Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs.  If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us.  Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price which could, among other items, result in a default under the Company’s financing agreements.

We have identified a material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Form 10-K/A, management identified material weaknesses in our internal control over financial reporting and determined our disclosure controls and procedures were not effective based upon our identification of certain errors related to the estimation of potential losses on our accounts receivable.  A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2012. Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 have been amended to, among other things, reflect the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2012, as discussed in Item 9A of this Form 10-K/A.

We are actively engaged in developing a remediation plan designed to address these material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

Our executive and operating offices are currently located at 303 Lippincott Centre, Marlton, New Jersey 08053, however in the near future, we intend to complete our move of such offices to One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103.  We lease all of our office space and do not own any real property. The telephone number at our executive office is (856) 810-6200.  In addition to our executive offices, we have approximately 100 operating leases for office facilities throughout the world.  Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

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

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. Our Secured Credit Facilities currently limit the payment of dividends.

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

Item 6. Selected Financial Data.

The following is selected financial data from the Company’s audited consolidated financial statements for each of the last five years. This data should be read in conjunction with the Company’s consolidated financial statements (and related notes) appearing elsewhere in this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  This Item 6 has been amended and restated to give effect to the restatement of the Company’s audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 due to a change in the accounting treatment for the Libya Receivable and certain related liabilities as discussed in the Explanatory Note to this Amendment.  See Note 1 to the consolidated financial statements in Item 8 of Part II of this report for additional information.  The data presented below is in thousands, except for earnings (loss) per share data.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Income Statement Data:
Consulting fee revenue	$577,117	$512,085	$417,598	$399,254	$382,099
Reimbursable expenses	64,476	64,596	63,183	102,202	69,659
Total revenue	641,593	576,681	480,781	501,456	451,758

Cost of services	329,755	296,055	239,572	227,991	213,349
Reimbursable expenses	64,476	64,596	63,183	102,202	69,659
Total direct expenses	394,231	360,651	302,755	330,193	283,008

Gross profit	247,362	216,030	178,026	171,263	168,750
Selling, general and administrative expenses	213,424	181,332	221,328	175,312	151,634
Equity in earnings of affiliates	—	—	—	(190)	(1,503)

Operating profit (loss)	33,938	34,698	(43,302)	(3,859)	18,619
Interest and related financing fees, net	30,485	22,864	18,150	7,262	3,144

Earnings (loss) before income taxes	3,453	11,834	(61,452)	(11,121)	15,475
Income tax expense (benefit)	8,300	6,350	13,442	(6,186)	481
Net (loss) earnings	(4,847)	5,484	(74,894)	(4,935)	14,994

Less: net earnings - noncontrolling interests	1,301	1,922	1,872	1,082	778

Net (loss) earnings attributable to Hill International, Inc.	$(6,148)	$3,562	$(76,766)	$(6,017)	$14,216

Basic (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.09	$(1.99)	$(0.16)	$0.36
Basic weighted average common shares outstanding	44,370	39,098	38,500	38,414	39,258
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.09	$(1.99)	$(0.16)	$0.36
Diluted weighted average common shares outstanding	44,370	39,322	38,500	38,414	39,824

	As of December 31,
	2014	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$30,124	$30,381	$16,716	$17,924	$39,406
Accounts receivable, net	195,098	174,685	151,239	197,906	180,856
Current assets	263,164	245,638	202,838	231,833	237,466
Total assets	419,609	393,476	363,905	407,512	370,851
Current liabilities	141,700	142,072	140,916	108,800	104,465
Total debt	128,236	133,261	109,456	94,759	74,959
Stockholders’ equity:
Hill International, Inc. share of equity	$113,288	$84,969	$78,997	$154,136	$161,091
Noncontrolling interests	8,712	11,887	13,557	18,258	7,005
Total equity	$122,000	$96,856	$92,554	$172,394	$168,096

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 7 has been amended and restated to give effect to the restatement of the Company’s audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 due to a change in the accounting treatment for the Libya Receivable and certain related assets and liabilities as discussed in the Explanatory Note to this Amendment.  See Note 1 to the consolidated financial statements in Item 8 of Part II of this report for additional information.

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

CFR increased $65,032,000, or 12.7%, to $577,117,000 in 2014.  CFR for the Project Management segment increased $36,225,000, or 9.2%, principally due to increased work in the Middle East, primarily in Oman, Qatar, Iraq and the United Arab Emirates.  CFR for the Construction Claims segment increased by $28,807,000, or 24.1%, due primarily to increased work in the United Kingdom, the Middle East and Asia/Pacific.

Cost of services increased $33,700,000, or 11.4%, to $329,755,000 in 2014 primarily as a result of an increase in employees and other direct expenses related to the additional work in the Middle East and Asia/Pacific.

Gross profit increased $31,332,000, or 14.5%, to $247,362,000 in 2014 due to the increases in CFR.  Gross profit as a percent of CFR increased to 42.9% in 2014 from 42.2% in 2013.

Selling, general and administrative expenses increased $32,092,000, or 17.7%, principally due to the unapplied portion of salaries for new staff hired to support the increase in CFR and an increase in indirect salaries in support of that growth.  Selling, general and administrative expenses were reduced in 2014 by a net credit of $4,948,000 related to the Libya Receivable compared to a net credit of $2,240,000 related to the Libya Receivable and a credit of $3,693,000 resulting from the elimination of a reserve for employment tax liabilities in 2013. Excluding these discrete items, as a percentage of CFR, selling, general and administrative expenses increased to 37.8% in 2014 compared to 36.6% in 2013.

Operating profit was $33,938,000 in 2014 compared to $34,698,000 in 2013.  The decrease in operating profit was primarily due to an increase in selling, general and administrative expenses.

Income tax expense was $8,300,000 for 2014 compared to $6,350,000 for 2013.  The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.

Net loss attributable to Hill was ($6,148,000) in 2014 compared to net earnings of $3,562,000 in 2013.  Diluted loss per common share was ($0.14) in 2014 based upon 44,370,000 diluted common shares outstanding compared to a net income per diluted common share of $0.09 in 2013 based upon 39,322,000 diluted common shares outstanding.

The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the Libya Receivable was approximately $59,937,000; however,  because the political instability and economic uncertainty within Libya may have a detrimental effect on the collectability of the accounts receivable and because a promised payment of $31,600,000 in 2011 never materialized, we established a reserve against the entire Libya Receivable amounting to $59,937,000 and eliminated $11,388,000 of certain assets and liabilities related to the Libya Receivable in 2012 resulting in a net charge to selling, general and administrative expenses of $48,549,000 in 2012.  We received payments on the Libya Receivable of approximately $2,880,000 and $6,631,000 in 2013 and 2014, respectively, and have paid agency fees and certain taxes amounting to $640,000 and $1,683,000 in 2013 and 2014, respectively.  We have accounted for these transactions as a net reduction of selling, general and administrative expenses of $2,240,000 and $4,948,000 in 2013 and 2014, respectively.

In 2014, we received $38,042,000 from a secondary offering of our common stock and $120,000,000 from proceeds of a new term loan, the proceeds of which were used to pay down and terminate our 2009 Credit Agreement of $25,500,000 and 2012 Term Loan of $100,000,000.  We also entered into new revolving credit facilities.  For further information regarding our new term loan, new revolving credit facilities, 2009 Credit Agreement, 2012 Term Loan, please see Note 10 to our consolidated financial statements.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  Among other things, our optimism stems from the growth of our backlog at December 31, 2014.  Our total backlog is a record $1,036,000,000, an increase of $7,000,000 from September 30, 2014 and $53,000,000 from December 31, 2013.  Our 12-month backlog is also a record $467,000,000, an increase of $10,000,000 from September 30, 2014 and $77,000,000 from December 31, 2013.  These increases are primarily related to significant new work in the Middle East and the United States.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on specific client account reviews and historical experience of credit losses.  We also apply judgment including assessments about changes in economic conditions, concentration of receivables among clients and industries, recent write-off trends, rates of bankruptcy, and credit quality of specific clients.  Unanticipated changes in the financial condition of clients, the resolution of various disputes, or significant changes in the economy could impact the reserves required.  At December 31, 2014 and 2013, the allowance for doubtful accounts was $60,801,000 and $66,856,000, respectively.

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

Results of Operations

Year Ended December 31, 2014 Compared to

Year Ended December 31, 2013

Consulting Fee Revenue (“CFR”)  (dollars in thousands)

	2014		2013		Change
	(Restated)		(Restated)		(Restated)
Project Management	$428,827	74.3%	$392,602	76.7%	$36,225	9.2%
Construction Claims	148,290	25.7	119,483	23.3	28,807	24.1
Total	$577,117	100.0%	$512,085	100.0%	$65,032	12.7%

The increase in CFR included an organic increase of 11.1% primarily in the Middle East and an increase of 1.6% due to the acquisitions of Binnington Copeland & Associates (Pty.) Ltd (“BCA”) in May 2013, Collaborative Partners, Inc. (“CPI”) in December 2013 and Angus Octan Scotland Ltd. d/b/a Cadogans in October 2014.

The increase in Project Management CFR included an organic increase of 7.7% and an increase of 1.5% from the acquisition of CPI.  The increase in CFR consisted of a $34,173,000 increase in foreign projects and an increase of $2,052,000 in domestic projects.  The increase in foreign Project Management CFR included an increase from new work of $14,049,000 in Oman, $10,788,000 in Qatar and $8,760,000 in Iraq.  These increases were partially offset by a decrease of $10,062,000 in Brazil primarily due to an economic slowdown in 2014 and a decrease of $4,079,000 in Azerbaijan.  The increase in domestic Project Management CFR was due primarily to an increase of $5,868,000 due to the acquisition of CPI, partially offset by a decrease in our Southern U.S. region.

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

Cost of Services (dollars in thousands)

	2014			2013			Change
	(Restated)						(Restated)
			% of			% of
			CFR			CFR
Project Management	$263,806	80.0%	61.5%	$244,003	82.4%	62.2%	$19,803	8.1%
Construction Claims	65,949	20.0	44.5	52,052	17.6	43.6	13,897	26.7
Total	$329,755	100.0%	57.1%	$296,055	100.0%	57.8%	$33,700	11.4%

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

Gross Profit (dollars in thousands)

	2014			2013			Change
	(Restated)						(Restated)
			% of			% of
			CFR			CFR
Project Management	$165,021	66.7%	38.5%	$148,599	68.8%	37.8%	$16,422	11.1%
Construction Claims	82,341	33.3	55.5	67,431	31.2	56.4	14,910	22.1
Total	$247,362	100.0%	42.9%	$216,030	100.0%	42.2%	$31,332	14.5%

The increase in Project Management gross profit included an increase of $15,815,000 from international operations, primarily due to increases from the Middle East, principally Oman, Qatar and Iraq, partially offset by decreases in Brazil and Azerbaijan.

The increase in Construction Claims gross profit was driven by increases in the United Kingdom, the Middle East, South Africa and Asia/Pacific.

The overall gross profit percentage increased slightly due to higher margins achieved on new work in the Middle East, primarily Oman and Qatar for Project Management.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	2014		2013		Change
	(Restated)		(Restated)		(Restated)
	% of		% of
	CFR		CFR
SG&A Expenses	$213,424	37.0%	$181,332	35.4%	$32,092	17.7%

Discrete items which impacted SG&A expenses are as follows:

•                  A net credit of $4,948,000 in 2014 as a result of cash recoveries against the Libya Receivable;

•                  A net credit of $2,240,000 in 2013 as a result of cash recoveries against the Libya Receivable; and

•                  A credit of $3,693,000 in 2013 resulting from the elimination, net of foreign exchange effects, of a reserve for a foreign subsidiary’s potential employment tax liabilities which were indemnified by the former shareholders of the subsidiary.

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

•                  An increase of $1,429,000 in information technology related costs to support our global growth; and

•                  An increase of $1,395,000 in bad debt expense.

Operating Profit (dollars in thousands)

	2014		2013		Change
	(Restated)		(Restated)		(Restated)
		% of		% of
		CFR		CFR
Project Management	$53,174	12.4%	$50,922	13.0%	$2,252	4.4%
Construction Claims	10,996	7.4	12,171	10.2	(1,175)	(9.7)
Corporate	(30,232)		(28,395)		(1,837)	6.5
Total	$33,938	5.9%	$34,698	6.8%	$(760)	(2.2)%

The increase in Project Management operating profit is primarily due to a $4,948,000 net credit related to Libya Receivable transactions compared to a net credit of $2,240,000 in 2013.  Otherwise, Project Management operating profit included decreases in Brazil and Europe, partially offset by increases in the Middle East, primarily Oman, Qatar and Iraq.

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

Interest and related financing fees, net

Interest and related financing fees increased $7,621,000 to $30,485,000 in 2014 as compared with $22,864,000 in 2013, primarily due to $9,338,000 of accelerated interest paid upon the early payoff and termination of the 2012 Term Loan and the write off of $1,482,000 of deferred financing fees related to the early payoff and termination of the Company’s 2009 Credit Facility and 2012 Term Loan in September 2014.

Income Taxes

In 2014, the income tax expense was $8,300,000 compared to an income tax expense of $6,350,000 in 2013.  The effective income tax expense rates for 2014 and 2013 were 240.4% and 53.7%, respectively. The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.  The difference in the Company’s 2014 effective tax rate compared to the 2013 rate is primarily related to a significant increase in the U.S. pretax loss in 2014 primarily due to the recognition of an additional $10,820,000 of interest expense related to the refinancing and early termination of the Company’s former senior credit facility and term loan during the third quarter of 2014.  In both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss plus increases caused by various foreign withholding taxes.

In 2014, several items materially affected the Company’s effective tax rate.  The Company realized a net benefit of $2,379,000 primarily from the reversal of prior year’s uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities.  An income tax expense of $552,000 resulted from adjustments to agree the 2013 book amount to the actual amounts reported on the tax returns in foreign jurisdictions.

Several items materially affected the Company’s effective tax rate during 2013.  The Company realized a net benefit of $2,314,000 primarily from the reversal of prior year’s uncertain tax position based on management’s assessment that these items were effectively settle with the appropriate foreign tax authorities. An income tax expense of $386,000 resulted from adjustments to agree the 2012 book amount to the actual amounts reported on the tax returns, primarily in foreign jurisdictions.  In addition, the Company recognized higher foreign withholding taxes in 2013 which were partially offset by the true-up of income tax accounts in foreign jurisdictions.

Net (Loss) Earnings Attributable to Hill

Net loss attributable to Hill International, Inc. for 2014 was ($6,148,000), or ($0.14) per diluted common share based on 44,370,000 diluted common shares outstanding, as compared to net earnings for 2013 of $3,562,000, or $0.09 per diluted common share based upon 39,322,000 diluted common shares outstanding.

Year Ended December 31, 2013 Compared to

Year Ended December 31, 2012

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	2013		2012		Change
Project Management	$392,602	76.7%	$312,232	74.8%	$80,370	25.7%
Construction Claims	119,483	23.3	105,366	25.2	14,117	13.4
Total	$512,085	100.0%	$417,598	100.0%	$94,487	22.6%

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

Reimbursable Expenses (dollars in thousands)

	2013		2012		Change
Project Management	$59,915	92.8%	$60,049	95.0%	$(134)	(0.2)%
Construction Claims	4,681	7.2	3,134	5.0	1,547	49.4
Total	$64,596	100.0%	$63,183	100.0%	$1,413	2.2%

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

Cost of Services (dollars in thousands)

	2013			2012			Change
			% of			% of
			CFR			CFR
Project Management	$244,003	82.4%	62.2%	$192,592	80.4%	61.7%	$51,411	26.7%
Construction Claims	52,052	17.6	43.6	46,980	19.6	44.6	5,072	10.8
Total	$296,055	100.0%	57.8%	$239,572	100.0%	57.4%	$56,483	23.6%

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

Gross Profit (dollars in thousands)

	2013			2012			Change
			% of			% of
			CFR			CFR
Project Management	$148,599	68.8%	37.8%	$119,640	67.2%	38.3%	$28,959	24.2%
Construction Claims	67,431	31.2	56.4	58,386	32.8	55.4	9,045	15.5
Total	$216,030	100.0%	42.2%	$178,026	100.0%	42.6%	$38,004	21.3%

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

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	2013		2012		Change
	(Restated)		(Restated)		(Restated)
	% of		% of
	CFR		CFR
SG&A Expenses	$181,332	35.4%	$221,328	52.9%	$(39,996)	(17.9)%

Discrete items which impacted SG&A expenses are as follows:

•                  A net credit of $2,240,000 in 2013 as a result of cash recoveries against the Libya Receivable;

•                  A credit of $3,693,000 in 2013 resulting from the elimination , net of foreign exchange effects, of a reserve for a foreign subsidiary’s potential employment tax liabilities which were indemnified by the former shareholders of the subsidiary;

•                  A net charge of $48,549,000 in 2012 related to establishing a $59,937,000 reserve against the Libya Receivable offset by the elimination of $11,388,000 of related assets and liabilities which will not be paid unless we receive payments against the Libya Receivable;

•                  A charge of $4,000,000 in 2012 due to establishing a reserve for a foreign subsidiary’s potential employment tax liabilities; and

•                  A credit of $1,000,000 in 2012 for the reversal of a potential earn-out liability, recorded as part of the consideration for the TRS Consultants acquisition in December 2009, which was not attained by TRS.

Excluding these discrete items, as a percentage of CFR, SG&A expenses decreased to 37.0% in 2013 compared to 40.7% in 2012.

Other significant components of the change in SG&A expenses are as follows:

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

•                  An increase of $792,000 in information technology related costs in support of increased staff and expanded global operations; and

•                  An increase of $719,000 in bad debt expense for reserves placed primarily in the domestic Project Management Group.

Operating Profit (Loss) (dollars in thousands)

	2013		2012		Change
	(Restated)		(Restated)		(Restated)
		% of		% of
		CFR		CFR
Project Management	$50,922	13.0%	$(25,276)	(8.0)%	$76,198	N.M	%
Construction Claims	12,171	10.2	8,071	7.7	4,100	50.8
Corporate	(28,395)		(26,097)		(2,298)	8.8
Total	$34,698	6.8%	$(43,302)	(10.3)%	$78,000	N.M	%

The increase in Project Management operating profit included an increase of $24,094,000 in the Middle East, primarily Oman, Qatar, Saudi Arabia, Iraq and Afghanistan and a net credit of $2,240,000 due to Libya Receivable transactions.  Project Management operating profit in 2012 was impacted by the $48,549,000 net charge related to the Libya Receivable.

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

Income Taxes

In 2013, the income tax expense was $6,350,000 compared to an income tax expense of $13,442,000 in 2012.  The effective income tax expense rates for 2013 and 2012 were 53.7% and (21.9%), respectively.   The increase in the Company’s effective tax rate during the year was primarily a result of recording a valuation allowance on the net U.S. deferred tax asset of $17,700,000 in 2012 with a consolidated pre-tax loss.  In 2013, the Company required an increase in the valuation allowance related to the increase in the net U.S. deferred tax asset while generating consolidated pre-tax income.

In 2013, several items materially affected the Company’s effective tax rate.  The Company realized a net benefit of $2,314,000 primarily from the reversal of prior year’s uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities.  An income tax expense of $386,000 resulted from adjustments to agree the 2012 book amount to the actual amounts reported on the tax returns in foreign jurisdictions.  In addition, the Company recognized higher foreign withholding taxes in 2013 which were partially offset by the true up of income tax accounts in foreign jurisdictions.

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

Net Earnings (Loss) Attributable to Hill

The net earnings attributable to Hill International, Inc. for 2013 were $3,562,000, or $0.09 per diluted common share, based on 39,322,000 diluted common shares outstanding, as compared to a net loss for 2012 of ($76,766,000), or ($1.99) per diluted common share based upon 38,500,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Item 10(e) of Regulation S-K, “Use of Non-GAAP” Financial Measures in Commission Filings,” and other SEC regulations define and prescribe the conditions for use of certain financial information that is not recognized by generally accepted accounting principles.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Net (loss) earnings attributable to Hill	$(6,148)	$3,562	$76,766
Interest	30,485	22,864	18,150
Income taxes	8,300	6,350	13,442
Depreciation and amortization	9,823	10,756	12,430
EBITDA	$42,460	$43,532	$32,744

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

Uncertainties With Respect to Operations in Libya

We began work in Libya in 2007 primarily with the Libyan Organization for Development of Administrative Centres (“ODAC”).  From that time through early 2010, we had received payments totaling approximately $104.0 million related to our services there.  In April 2010, the Libyan government halted all payments to firms pending a review of the government procurement process.  We continued to work during the review period and during that time our Libya Receivable balance grew to approximately $76.0 million.  At the completion of its review in November 2010, the Libyan agency responsible for auditing contracts, RQABA, acknowledged that our receivables were proper and were owed in full.  In December 2010 and January 2011, we received payments totaling $15.9 million and were advised that an additional $31.6 million had been scheduled for payment.  In February 2011, due to civil and political unrest in Libya, we suspended our operations in and demobilized substantially all of our personnel from Libya.  During the second half of 2011, we received various communications from ODAC requesting that we re-submit all open invoices for processing since much of the original documentation had been lost during the turmoil.  We complied with ODAC’s request and accordingly re-submitted copies of all open invoices.  During late 2012 and early 2013, we were advised by ODAC that, due to the political division in the country, payments had been temporarily restricted to local payroll.  During late 2013 and early 2014, we received payments of approximately $9,900,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in our favor which expired on June 30, 2014.  We believed that this progress was a positive indication that ODAC intended to fulfill its obligations to us.

At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, we established a reserve for the full amount of the Libya Receivable which was charged to selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2012.  During 2013, the Company received approximately $2,880,000 against the Libya Receivable, which included 2,900,000 Libyan Dinars (“LYD”) ($2,276,000) that was paid directly to us and approximately LYD 783,000 ($604,000) that was paid to the Libyan tax authorities on our behalf.  These receipts have been reflected as a reduction of SG&A expenses for the year ended December 31, 2013.  During 2014, we received approximately $6,631,000 against the Libya Receivable, which included LYD 2,150,000 ($1,706,000), GBP 206,000 ($343,000) and $4,582,000 in U.S. dollars, which has been reflected as a reduction of SG&A expenses for the year ended December 31, 2014.  At December 31, 2014, after a decrease of approximately $767,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,659,000 which continues to be fully reserved.  We intend to continue to pursue collection of monies owed to us by ODAC and if subsequent payments are received, we will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

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

Cash Flow Activity During the Year Ended December 31, 2014

For the year ended December 31, 2014, our cash and cash equivalents decreased by $257,000 to $30,124,000.  This compares to a net increase in cash and cash equivalents of $13,665,000 during the prior year.  Cash provided by operations was $6,305,000, cash used in investing activities was ($11,978,000) and cash provided by financing activities was $9,398,000.  We also experienced a decrease in cash of ($3,982,000) from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations generated cash of $6,305,000 in 2014.  This compares to cash generated of $21,433,000 in 2013 and cash used of ($6,471,000) in 2012.  We had a net loss in 2014 amounting to ($4,847,000), net earnings of $5,484,000 in 2013 and a net loss of ($74,894,000) in 2012.  Depreciation and amortization was $9,823,000 in 2014 compared to $10,756,000 in 2013 and $12,430,000 in 2012; the decrease in this category is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.  We had deferred tax benefit of ($2,970,000) in 2014 primarily due to several minor temporary differences in foreign jurisdictions.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2014 and 2013 were $16,007,000 and $18,506,000, respectively.

Average days sales outstanding (“DSO”) at December 31, 2014 was 86 days compared to 91 days at December 31, 2013 and 90 days at December 31, 2012.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The decrease in DSO in 2014 was because the increase in our revenue, due to the ramp-up on new work in the Middle East, outpaced the growth in our accounts receivable due to a more favorable collection experience.  Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe, Africa and the Middle East, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Financing Activities

Net cash provided by financing activities was $9,398,000. During the year, we made net payments on our revolving credit facilities amounting to $14,133,000.  We received $38,042,000 from a follow-on offering of our common stock and $120,000,000 from proceeds of a new term loan, the proceeds of which were used to pay down and terminate our 2009 Credit Agreement in the amount of $25,500,000 and 2012 Term Loan in the amount of $100,000,000.  In connection with our new Secured Credit Facilities, we paid ($10,065,000) for financing fees and expenses. For further information regarding our Secured Credit Facilities, including our new term loan and revolving credit agreements, our 2009 Credit Agreement and our 2012 Term Loan, please see Note 10 to our consolidated financial statements.  We also received $1,229,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

(in thousands)	Total (1)	2015	2016-2017	2018-2019	2020 and later

Performance bonds (2)	$34,492	$13,058	$13,857	$1,498	$6,079
Advance payment bonds (2)	21,895	6,947	10,904	—	4,044
Bid bonds (3)	6,799	6,251	—	548	—
Letters of credit (4)	16,836	16,836	—	—	—
	$80,022	$43,092	$24,761	$2,046	$10,123

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

(3)         Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength.

(4)         Represents letters of credit issued through a domestic bank in support for certain performance, advance payments and bid bonds.

Contractual Obligations

(in thousands)	Total	2015	2016-2017	2018-2019	2020 and later

Long-term debt obligations	$128,236	6,361	5,774	2,401	113,700
Interest expense on notes payable (1)	55,158	9,860	19,200	18,980	7,118
Operating lease obligations (2)	55,494	12,422	16,808	10,994	15,270
	$238,888	$28,643	$41,782	$32,375	$136,088

(1)         Estimated using the interest rates in effect at December 31, 2014.

(2)         Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks associated with foreign currency fluctuations and changes in interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated in British pounds sterling, Euros, U.A.E. dirhams, Qatari riyal, Omani rial, Saudi riyal, Brazilian reais, Libyan dinar, Polish zloty, Australian dollars as well as other currencies.  We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred.  As a result, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future.  The functional currency of our significant foreign operations is the local currency.

Interest Rates

All of our borrowings under our revolving credit facilities bear interest at variable rates.  If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $825,000 each.

Item 8.   Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Assets
Cash and cash equivalents	$30,124	$30,381	$16,716
Cash - restricted	8,851	15,766	12,091
Accounts receivable, less allowance for doubtful accounts of $60,801, $66,856 and $70,205	195,098	174,685	151,239
Accounts receivable - affiliates	3,993	492	1,260
Prepaid expenses and other current assets	14,277	12,514	9,831
Income taxes receivable	4,246	4,460	3,445
Deferred income tax assets	6,575	7,340	8,256
Total current assets	263,164	245,638	202,838
Property and equipment, net	11,643	10,613	11,268
Cash - restricted, net of current portion	7,156	2,740	9,135
Retainage receivable	3,300	1,212	3,946
Acquired intangibles, net	19,282	24,964	28,248
Goodwill	80,437	85,853	84,007
Investments	5,083	5,984	8,275
Deferred income tax assets	13,645	10,511	11,090
Other assets	15,899	5,961	5,098
Total assets	$419,609	$393,476	$363,905
Liabilities and Stockholders’ Equity
Due to banks	$—	$2	$21
Current maturities of notes payable and long-term debt	6,361	18,974	21,769
Accounts payable and accrued expenses	93,637	80,894	79,000
Income taxes payable	9,306	9,442	6,955
Deferred revenue	19,896	17,557	16,510
Deferred income taxes	2,456	2,948	2,834
Other current liabilities	10,044	12,255	13,827
Total current liabilities	141,700	142,072	140,916
Notes payable and long-term debt, net of current maturities	121,875	114,285	87,666
Retainage payable	2,448	1,017	4,163
Deferred income taxes	15,661	16,724	17,675
Deferred revenue	12,193	16,261	9,652
Other liabilities	3,732	6,261	11,279
Total liabilities	297,609	296,620	271,351

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 56,920 shares, 46,598 shares and 45,097 shares issued at December 31, 2014, 2013 and 2012, respectively	6	5	5
Additional paid-in capital	179,912	136,899	129,913
Retained earnings (deficit)	(5,726)	422	(3,140)
Accumulated other comprehensive loss	(32,600)	(24,591)	(20,015)
	141,592	112,735	106,763
Less treasury stock, at cost	(28,304)	(27,766)	(27,766)
Hill International, Inc. share of equity	113,288	84,969	78,997
Noncontrolling interests	8,712	11,887	13,557
Total equity	122,000	96,856	92,554
Total liabilities and stockholders’ equity	$419,609	$393,476	$363,905

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Consulting fee revenue	$577,117	$512,085	$417,598
Reimbursable expenses	64,476	64,596	63,183
Total revenue	641,593	576,681	480,781

Cost of services	329,755	296,055	239,572
Reimbursable expenses	64,476	64,596	63,183
Total direct expenses	394,231	360,651	302,755

Gross profit	247,362	216,030	178,026

Selling, general and administrative expenses	213,424	181,332	221,328

Operating profit (loss)	33,938	34,698	(43,302)

Interest and related financing fees, net	30,485	22,864	18,150
Earnings (loss) before income taxes	3,453	11,834	(61,452)
Income tax expense	8,300	6,350	13,442

Net (loss) earnings	(4,847)	5,484	(74,894)
Less: net earnings - noncontrolling interests	1,301	1,922	1,872

Net (loss) earnings attributable to Hill International, Inc.	$(6,148)	$3,562	$(76,766)

Basic (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.09	$(1.99)

Basic weighted average common shares outstanding	44,370	39,098	38,500

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.09	$(1.99)

Diluted weighted average common shares outstanding	44,370	39,322	38,500

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)

Net (loss) earnings	$(4,847)	$5,484	$(74,894)
Foreign currency translation adjustment, net of tax	(9,786)	(7,292)	(2,267)
Other, net	123	218	(392)
Comprehensive loss	(14,510)	(1,590)	(77,553)
Comprehensive (loss) earnings attributable to noncontrolling interests	(353)	(576)	332
Comprehensive loss attributable to Hill International, Inc.	$(14,157)	$(1,014)	$(77,885)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013, and 2012

(in thousands)

					Accumulated			Hill
			Additional	Retained	Other			Share of	Non-	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’	controlling	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
				(Restated)	(Restated)			(Restated)	(Restated)	(Restated)
Balance - December 31, 2011	44,937	$4	$127,168	$73,626	$(18,896)	6,434	$(27,766)	$154,136	$18,258	$172,394
Net (loss) earnings	—	—	—	(76,766)	—	—	—	(76,766)	1,872	(74,894)
Other comprehensive loss	—	—	—	—	(1,119)	—	—	(1,119)	(1,540)	(2,659)
Issuance of restricted stock	61	1	179	—	—	—	—	180	—	180
Stock issued to Board of Directors	52	—	150	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,126	—	—	—	—	2,126	—	2,126
Stock issued under employee stock purchase plan	37	—	105	—	—	—	—	105	—	105
Exercise of stock options	10	—	24	—	—	—	—	24	—	24
Tax effect of restricted stock	—	—	161	—	—	—	—	161	—	161
Payment of dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1,439)	(1,439)
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	(3,594)	(3,594)
Balance - December 31, 2012	45,097	5	129,913	(3,140)	(20,015)	6,434	(27,766)	78,997	13,557	92,554
Net earnings (loss)	—	—	—	3,562	—	—	—	3,562	1,922	5,484
Other comprehensive loss	—	—	—	—	(4,576)	—	—	(4,576)	(2,498)	(7,074)
Stock issued to Board of Directors	52	—	150	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,811	—	—	—	—	2,811	—	2,811
Stock issued under employee stock purchase plan	51	—	138	—	—	—	—	138	—	138
Exercise of stock options	8	—	20	—	—	—	—	20	—	20
Tax effect of restricted stock	—	—	(583)	—	—	—	—	(583)	—	(583)
Stock issued for acquisition of businesses	1,390	—	4,450	—	—	—	—	4,450	—	4,450
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	(1,094)	(1,094)

Balance - December 31, 2013	46,598	5	136,899	422	(24,591)	6,434	(27,766)	84,969	11,887	96,856
Net (loss) earnings	—	—	—	(6,148)	—	—	—	(6,148)	1,301	(4,847)
Other comprehensive loss	—	—	—	—	(8,009)	—	—	(8,009)	(1,654)	(9,663)
Sale of common stock	9,547	1	38,041	—	—	—	—	38,042	—	38,042
Stock issued to Board of Directors	27	—	175	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	3,327	—	—	—	—	3,327	—	3,327
Cancelation of restricted stock	(2)	—	(8)	—	—	—	—	(8)	—	(8)
Stock issued under employee stock purchase plan	55	—	197	—	—	—	—	197	—	197
Exercise of stock options	324	—	1,032	—	—	—	—	1,032	—	1,032
Cashless exercise of stock options	200	—	538	—	—	112	(538)	—	—	—
Stock issued for acquisition of CPI	171	—	618	—	—	—	—	618	—	618
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Acquisition of additional interest in subsidiary	—	—	(907)	—	—	—	—	(907)	(2,649)	(3,556)
Balance - December 31, 2014	56,920	$6	$179,912	$(5,726)	$(32,600)	6,546	$(28,304)	$113,288	$8,712	$122,000

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) earnings	$(4,847)	$5,484	$(74,894)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,823	10,756	12,430
Provision for bad debts	(2,344)	1,317	63,146
Interest accretion on term loan	15,526	7,955	1,520
Deferred tax (benefit) provision	(2,970)	(1,864)	5,256
Stock based compensation	3,494	2,961	2,276
Issuance of restricted stock	—	—	180
Changes in operating assets and liabilities (net of acquisitions in 2014 and 2013):
Restricted cash	286	3,822	(10,499)
Accounts receivable	(25,720)	(12,168)	(11,638)
Accounts receivable - affiliate	(3,501)	768	570
Prepaid expenses and other current assets	(2,819)	(2,116)	(951)
Income taxes receivable	(197)	(744)	(1,665)
Retainage receivable	(2,088)	2,734	488
Other assets	(449)	109	5,144
Accounts payable and accrued expenses	23,331	(2,747)	638
Income taxes payable	664	1,688	2,596
Deferred revenue	2,427	5,476	1,095
Other current liabilities	(2,873)	4,923	(428)
Retainage payable	1,440	(3,151)	(1,352)
Other liabilities	(2,878)	(3,770)	(383)
Net cash provided by (used in) operating activities	6,305	21,433	(6,471)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(2,701)	—	—
Purchase of additional interest in Engineering S.A.	(3,556)	—	—
Cash received in stock-based acquisitions	—	964	—
Payments for additional equity interests in Hill Spain	—	(12,062)	—
Payments for purchase of property and equipment	(5,721)	(3,764)	(2,377)
Distributions from affiliate	—	36	156
Sale of investment	—	—	3,149
Net cash (used in) provided by investing activities	(11,978)	(14,826)	928
Cash flows from financing activities:
Due to bank	(2)	(19)	(1,278)
Proceeds from secondary public offering of common stock	38,042	—	—
Proceeds from term loan borrowing	120,000	—	75,000
Payoff and termination of term loan	(100,000)	—	—
Payoff and termination of revolving credit facility	(25,500)	—	—
Payment of financing fees	(10,065)	—	—
Payment on Engineering S.A. note payable	—	(5,095)	—
Payments on notes payable	—	(167)	(3,669)
Net (payments) borrowings on revolving loans	(14,133)	21,084	(56,497)
Dividends paid to noncontrolling interest	(173)	—	(1,439)
Payment of deferred loan cost	—	—	(3,329)
Proceeds from stock issued under employee stock purchase plan	197	138	105
Proceeds from exercise of stock options	1,032	20	24
Net cash provided by financing activities	9,398	15,961	8,917
Effect of exchange rate changes on cash	(3,982)	(8,903)	(4,582)
Net (decrease) increase in cash and cash equivalents	(257)	13,665	(1,208)
Cash and cash equivalents – beginning of year	30,381	16,716	17,924
Cash and cash equivalents – end of year	$30,124	$30,381	$16,716

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Restatement and Revision of Previously Reported Consolidated Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 due to a change in the Company’s estimation of the collectability of its Libya Receivable. Due to the civil and political unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. At December 31, 2012, the Libya Receivable was approximately $59,937,000, however, because of the political instability and economic uncertainty within Libya and because a promised payment of $31,600,000 in 2011 never materialized, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  The Company has established a reserve against the entire Libya Receivable amounting to $59,937,000 and eliminated $11,388,000 of certain assets and net liabilities related to that receivable, consisting of sub-consultants and other contingent expenses in 2012, which are contractually owed only upon receipt of payment. These adjustments resulted in a net charge to selling, general and administrative expenses of $48,549,000 for the year ended December 31, 2012. We received approximately $2,880,000 and $6,631,000 in 2013 and 2014, respectively and have paid agency fees and certain taxes amounting to $640,000 and $1,638,000 in 2013 and 2014, respectively. We have accounted for these transactions as a net reduction of selling, general and administrative expenses of $2,240,000 and $4,948,000 in 2013 and 2014, respectively. In addition the Company recorded certain unrelated adjustments to consulting fee revenues, cost of services, selling, general and administrative expenses and income taxes for the year ended December 31, 2014. These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.  In the aggregate, these unrelated adjustments increased the net loss by approximately $307,000 for the year ended December 31, 2014. The impact of correcting the misstatement on the Company’s consolidated balance sheets and consolidated statements of income, comprehensive income (loss) and cash flows is as follows:

	December 31, 2014
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Accounts
Accounts receivable, less allowance for doubtful accounts	$194,256	$842	$195,098
Prepaid expenses and other current assets	$15,854	$(1,577)	$14,277
Income taxes receivable	$2,833	$1,413	$4,246
Deferred income taxes	$1,188	$5,387	$6,575
Total current assets	$257,099	$6,065	$263,164
Accounts receivable - Libya	$49,659	$(49,659)	$—
Deferred income tax assets	$15,426	$(1,781)	$13,645
Total assets	$464,984	$(45,375)	$419,609
Accounts payable and accrued expenses	$92,068	$1,569	$93,637
Income taxes payable	$8,689	$617	$9,306
Deferred revenue	$20,542	$(646)	$19,896
Deferred income taxes	$279	$2,177	$2,456
Other current liabilities	$9,996	$48	$10,044
Total current liabilities	$137,935	$3,765	$141,700
Deferred income taxes	$14,654	$1,007	$15,661
Other liabilities	$13,093	$(9,361)	$3,732
Total liabilities	$302,198	$(4,589)	$297,609
Retained earnings (deficit)	$36,159	$(41,885)	$(5,726)
Accumulated other comprehensive loss	$(33,661)	$1,061	$(32,600)
Hill International, Inc. share of equity	$154,112	$(40,824)	$113,288
Noncontrolling interests	$8,674	$38	$8,712
Total equity	$162,786	$(40,786)	$122,000
Total liabilities and equity	$464,984	$(45,375)	$419,609

	December 31, 2013
	As Previously Reported	Adjustment	As Restated

Selected Consolidated Balance Sheet Accounts
Accounts receivable	$232,011	$(57,326)	$174,685
Prepaid expenses and other current assets	$13,078	$(564)	$12,514
Deferred income tax assets	$1,705	$5,635	$7,340
Total current assets	$297,893	$(52,255)	$245,638
Deferred income tax assets	$13,882	$(3,371)	$10,511
Total assets	$449,102	$(55,626)	$393,476
Accounts payable and accrued expenses	$92,270	$(11,376)	$80,894
Deferred revenue	$18,203	$(646)	$17,557
Deferred income taxes	$369	$2,579	$2,948
Total current liabilities	$151,515	$(9,443)	$142,072
Deferred income taxes	$16,732	$(8)	$16,724
Total liabilities	$306,071	$(9,451)	$296,620
Retained earnings	$47,038	$(46,616)	$422
Accumulated other comprehensive loss	$(25,032)	$441	$(24,591)
Hill International, Inc. share of equity	$131,144	$(46,175)	$84,969
Total equity	$143,031	$(46,175)	$96,856
Total liabilities and equity	$449,102	$(55,626)	$393,476

	December 31, 2012
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Accounts
Accounts receivable	$211,176	$(59,937)	$151,239
Prepaid expenses and other current assets	$10,395	$(564)	$9,831
Deferred income tax assets	$2,187	$6,069	$8,256
Total current assets	$257,270	$(54,432)	$202,838
Deferred income taxes	$14,426	$(3,336)	$11,090
Total assets	$421,673	$(57,768)	$363,905
Accounts payable and accrued expenses	$90,306	$(11,306)	$79,000
Deferred revenue	$17,156	$(646)	$16,510
Deferred income taxes	$101	$2,733	$2,834
Total current liabilities	$150,135	$(9,219)	$140,916
Total liabilities	$280,570	$(9,219)	$271,351
Retained earnings (deficit)	$45,409	$(48,549)	$(3,140)
Hill International, Inc. share of equity	$127,546	$(48,549)	$78,997
Total equity	$141,103	$(48,549)	$92,554
Total liabilities and equity	$421,673	$(57,768)	$363,905

	Year ended December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Consulting fee revenue	$575,805	$1,312	$577,117
Reimbursable expenses	64,476	—	64,476
Total revenue	640,281	1,312	641,593
Cost of services	328,795	960	329,755
Reimbursable expenses	64,476	—	64,476
Total direct expenses	393,271	960	394,231
Gross profit	247,010	352	247,362
Selling, general and administrative expenses	217,730	(4,306)	213,424
Operating profit	29,280	4,658	33,938
Interest and related financing fees, net	30,485	—	30,485
(Loss) earnings before income taxes	(1,205)	4,658	3,453
Income tax expense	8,411	(111)	8,300
Net loss	(9,616)	4,769	(4,847)
Less: net earnings - noncontrolling interests	1,263	38	1,301
Net loss attributable to Hill International, Inc.	$(10,879)	$4,731	$(6,148)

Basic loss per common share - Hill International, Inc.	$(0.25)	$0.11	$(0.14)
Diluted loss per common share - Hill International, Inc.	$(0.25)	$0.11	$(0.14)

	Year ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Consulting fee revenue	$512,085	$—	$512,085
Reimbursable expenses	64,596	—	64,596
Total revenue	576,681	—	576,681
Cost of services	296,055	—	296,055
Reimbursable expenses	64,596	—	64,596
Total direct expenses	360,651	—	360,651
Gross profit	216,030	—	216,030
Selling, general and administrative expenses	183,572	(2,240)	181,332
Operating profit	32,458	2,240	34,698
Interest and related financing fees, net	22,864	—	22,864
(Loss) earnings before income taxes	9,594	2,240	11,834
Income tax expense	6,043	307	6,350
Net earnings	3,551	1,933	5,484
Less: net earnings - noncontrolling interests	1,922	—	1,922
Net earnings attributable to Hill International, Inc.	$1,629	$1,933	$3,562

Basic earnings per common share - Hill International, Inc.	$0.04	$0.05	$0.09
Diluted earnings per common share - Hill International, Inc.	$0.04	$0.05	$0.09

	Year ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Consulting fee revenue	$417,598	$—	$417,598
Reimbursable expenses	63,183	—	63,183
Total revenue	480,781	—	480,781
Cost of services	239,572	—	239,572
Reimbursable expenses	63,183	—	63,183
Total direct expenses	302,755	—	302,755
Gross profit	178,026	—	178,026
Selling, general and administrative expenses	172,779	48,549	221,328
Operating profit	5,247	(48,549)	(43,302)
Interest and related financing fees, net	18,150	—	18,150
Loss before income taxes	(12,903)	(48,549)	(61,452)
Income tax expense	13,442	—	13,442
Net loss	(26,345)	(48,549)	(74,894)
Less: net earnings - noncontrolling interests	1,872	—	1,872
Net loss attributable to Hill International, Inc.	$(28,217)	$(48,549)	$(76,766)

Basic loss per common share - Hill International, Inc.	$(0.73)	$(1.26)	$(1.99)
Diluted loss per common share - Hill International, Inc.	$(0.73)	$(1.26)	$(1.99)

	Year ended December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(9,616)	$4,769	$(4,847)
Foreign currency translation adjustment, net	(10,406)	620	(9,786)
Other, net	123	—	123
Comprehensive loss	(19,899)	5,389	(14,510)
Comprehensive loss attributable to noncontrolling interests	(391)	38	(353)
Comprehensive loss attributable to Hill International, Inc.	$(19,508)	$5,351	$(14,157)

	Year ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net earnings	$3,551	$1,933	$5,484
Foreign currency translation adjustment, net	(7,733)	441	(7,292)
Other, net	218	—	218
Comprehensive loss	(3,964)	2,374	(1,590)
Comprehensive loss attributable to noncontrolling interests	(576)	—	(576)
Comprehensive loss attributable to Hill International, Inc.	$(3,388)	$2,374	$(1,014)

	Year ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(26,345)	$(48,549)	$(74,894)
Foreign currency translation adjustment, net	(2,267)	—	(2,267)
Other, net	(392)	—	(392)
Comprehensive loss	(29,004)	(48,549)	(77,553)
Comprehensive earnings attributable to noncontrolling interests	332	—	332
Comprehensive loss attributable to Hill International, Inc.	$(29,336)	$(48,549)	$(77,885)

	Year ended December 31, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	$
Operating activities
Net loss	(9,616)	4,769	(4,847)
Provision for bad debts	5,323	(7,667)	(2,344)
Deferred tax benefit	(2,241)	(729)	(2,970)
Accounts receivable	(25,498)	(222)	(25,720)
Prepaid expenses and other current assets	(3,832)	1,013	(2,819)
Income taxes receivable	1,216	(1,413)	(197)
Accounts payable and accrued expenses	9,857	13,474	23,331
Income taxes payable	47	617	664
Other current liabilities	(2,921)	48	(2,873)
Other liabilities	7,012	(9,890)	(2,878)
Other cash flows provided by operating activities	26,958	—	26,958
Net cash provided by operating activities	6,305	—	6,305

Investing activities
Net cash used in investing activities	(11,978)	—	(11,978)

Financing activities
Net cash provided by financing activities	9,398	—	9,398

Effect of exchange rate changes on cash	(3,982)	—	(3,982)

Net decrease in cash	(257)	—	(257)
Cash and cash equivalents - beginning of year	30,381	—	30,381
Cash and cash equivalents - end of year	$30,124	$—	$30,124

	Year ended December 31, 2013
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	$
Operating activities
Net loss	3,551	1,933	5,484
Provision for bad debts	3,928	(2,611)	1,317
Deferred tax benefit	(2,171)	307	(1,864)
Accounts receivable	(11,899)	(269)	(12,168)
Accounts payable and accrued expenses	(3,387)	640	(2,747)
Other cash flows provided by operating activities	31,411	—	31,411
Net cash provided by operating activities	21,433	—	21,433

Investing activities
Net cash used in investing activities	(14,826)	—	(14,826)

Financing activities
Net cash provided by financing activities	15,961	—	15,961

Effect of exchange rate changes on cash	(8,903)	—	(8,903)

Net decrease in cash	13,665	—	13,665
Cash and cash equivalents - beginning of year	16,716	—	16,716
Cash and cash equivalents - end of year	$30,381	$—	$30,381

	Year ended December 31, 2012
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows	$
Operating activities
Net loss	(26,345)	(48,549)	(74,894)
Provision for bad debts	3,209	59,937	63,146
Prepaid expenses and other current assets	(1,515)	564	(951)
Accounts payable and accrued expenses	11,944	(11,306)	638
Deferred revenue	1,741	(646)	1,095
Other cash flows provided by operating activities	4,495	—	4,495
Net cash used in operating activities	(6,471)	—	(6,471)

Investing activities
Net cash provided by investing activities	928	—	928

Financing activities
Net cash provided by financing activities	8,917	—	8,917

Effect of exchange rate changes on cash	(4,582)	—	(4,582)

Net decrease in cash	(1,208)	—	(1,208)
Cash and cash equivalents - beginning of year	17,924	—	17,924
Cash and cash equivalents - end of year	$16,716	$—	$16,716

Note 2 — The Company

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

Note 3 — Summary of Significant Accounting Policies

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

(c)                                  Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange, and the statements of operations are translated at the average rates of exchange for the year.  Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated.

Gains or losses from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are reflected in selling, general and administrative expenses in the consolidated statement of operations.

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

The Company had no clients that accounted for 10% or more of accounts receivable.  The following table shows the number of the Company’s clients which contributed 10% or more of revenue:

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2014 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

Hill International (Spain), S.A.

The Company’s subsidiary, Hill International (Spain), S.A. (“Hill Spain”), has the following cost-basis investments:

•                  Concessia, Cartera y Gestion de Infrastructuras, S.A. (“Concessia”) —Hill Spain has made payments totaling $4,239,000 towards an initial 5.16% interest in this entity which invests in the equity of companies which finance, construct and operate various public and private infrastructure projects.  The payments represented approximately 66% of Hill Spain’s total required capital contribution. Hill Spain had accrued the remaining commitment of approximately $2,120,000 and had included that amount in the cost of the investment and in other liabilities in the accompanying consolidated balance sheet at December 31, 2012.  During 2013, the aggregate capitalization of Concessia was reduced from approximately €93,000,000 to approximately €71,000,000.  At that time, Hill Spain chose to reduce its total investment to a 4.45% interest and to distribute the excess 0.71% interest to the other shareholders of Concessia.  Hill Spain has reduced both the cost of the investment and other liabilities by $2,120,000.

•                  Nuevo Hospital de Burgos, S.A. – Hill Spain paid $3,761,000 for a 5.18% interest in this entity which, on completion of construction, will operate a new hospital in Burgos, Spain.  On January 12, 2012 Hill Spain signed an agreement to sell its entire holding to its affiliate Concessia which is subject to the approval of the local authority, the owner of the facility and the financial institutions involved in the project.  Hill Spain received a down payment of $3,149,000 and has accrued a receivable for $612,000.  Although the final price is subject to certain conditions, the Company expects the investment to be fully recovered.

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

Options to purchase 3,521,000 shares, 5,364,000 shares and 4,492,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, because they were anti-dilutive.

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

Note 4 — Acquisitions

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

Collaborative Partners, Inc.

On December 23, 2013, Hill acquired all of the outstanding common stock of Collaborative Partners, Inc. (“CPI”), a firm that provides project management, strategic planning and regulatory services for healthcare, life sciences, educational, commercial and residential construction projects throughout New England.  CPI, which has about 30 professionals, has offices in Boston, Massachusetts and Providence, Rhode Island.  The acquisition expands the Company’s project management business in the New England region of the United States. At closing, the sellers received $2,450,000 in the form of 678,670 shares of the Company’s common stock priced at $3.61 per share. On March 7, 2014, the sellers received 171,308 shares of common stock with a value of $618,000 representing CPI’s common equity in excess of $600,000. On December 23, 2014, the sellers were to receive, subject to potential offset, an additional $350,000 (“holdback”) in shares of common stock; the number of shares was determined based on the average closing price of the common stock for the ten trading days ending on December 18, 2014.  The Agreement also provided that should the price of the Company’s common stock not increase by 50% to $5.42 on December 23, 2014, the Company will issue additional shares to the sellers representing the difference between $5.42 and the price on December 23, 2014 and (2) the sellers are entitled to receive additional shares of the Company’s common stock for (i) 50% of the operating profit of CPI in excess of $1,000,000 for the first 12-month period after closing, but in no event more than $500,000, and (ii) 5% of the net revenue backlog in excess of $10,000,000 on the date 60 days after closing. The Company estimated and accrued $2,697,000 for the potential additional consideration which was included in other current liabilities in the consolidated balance sheet at December 31, 2013.  In April 2014, the portion of the liability attributable to the change in the common stock price was waived by the sellers and the liability was eliminated by a credit of $1,225,000 to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014.  In addition, a portion of the liability attributable to the holdback in shares was not paid and $215,000 was credited to selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014. In the first quarter of 2015, the Company will settle the amounts due for the holdback, the excess operating profit and backlog by issuing 148,460 shares of its common stock valued at approximately $530,000.

Binnington Copeland & Associates (Pty.) Ltd.

On May 30, 2013, Hill International N.V., the Company’s wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together “BCA”).  BCA, with 34 professionals, has offices in Johannesburg and Cape Town, South Africa.  The acquisition provides the Company’s claims business access to Africa’s large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa.  Consideration consisted of $2,000,000 plus a potential earn-out, both payable in shares of the Company’s common stock.  The purchase price is payable as follows: $1,072,400 (the “Closing Date Payment”) on the closing date, $927,600 (the “Second Tranche Payment”) on July 31, 2013 and an earn-out (the “Third Tranche Payment”) to be determined in the third quarter of 2014.  The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty trading days ending on May 17, 2013.  On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment.  The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013.  The shares issuable in satisfaction of the Third Tranche Payment will be determined by dividing the Third Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 21, 2014.  The actual amount of the Third Tranche Payment will be determined by comparing the average net profit before taxes for the two-year periods ending July 31, 2014 to the net profit before taxes for the year ended July 31, 2012, and multiplying the excess, if any, by 2.205.  BCA’s average net profit before taxes for the two years ended July 31, 2014 was not sufficient to earn any of the Third Tranche payment, which had been estimated to be approximately $902,000 at the date of acquisition.  Since no amount is due to the selling shareholders, the liability has been eliminated by a credit of $893,000 to selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2014.

Engineering S.A.

On February 28, 2011, the Company’s subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., one of the largest project management firms in Brazil with approximately 400 professionals.  It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas.  Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil.  Total consideration will not exceed 42,000,000 Brazilian Reais (“BR”) (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BR22,200,000 (approximately $13,392,000) plus minimum additional payments of BR7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BR5,000,000 ($3,016,000).  The Company acquired intangible assets and goodwill amounting to BR24,540,000 ($14,783,000) and BR46,339,000 ($27,987,000), respectively.  The acquired intangible assets have a weighted average life of 7.7 years.  The acquired intangible assets consist of a client relationship intangible of BR13,942,000 ($8,399,000) with a ten-year life, a contract intangible of BR8,385,000 ($5,051,000) with a two-year life and a trade name intangible of BR2,213,000 ($1,333,000) with a fifteen-year life.  Goodwill, which is deductible for income tax purposes, has been allocated to the Project Management operating segment.  Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain paid approximately 7,838,000 Brazilian Reais (approximately $3,556,000) in October 2014.  After the transaction, Hill Spain owns approximately 72% of ESA.  In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent’s Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction.  Accordingly, Hill Spain reduced noncontrolling interests by 5,839,000 Brazilian Reais (approximately $2,649,000), and reduced additional paid in capital by approximately 1,999,000 Brazilian Reais (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.

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

Gerens Management Group, S.A.

On February 15, 2008, the Company’s subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Hill International (Spain), S.A. (“Hill Spain”).  In connection with the acquisition, Hill Spain’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“Gerens Put Option”) Hill International N.V. to purchase any or all of their shares during the period from March 31, 2010 to March 31, 2020.  Hill International N.V. also has the right to compel the minority shareholders to sell any or all of their shares during the period from March 31, 2011 to March 31, 2021.  The purchase price for such shares shall be the greater of (a) €18,000,000 ($23,808,000 as of December 31, 2012) increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Hill Spain’s earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase.  Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of our common stock at the option of the sellers.

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

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Billed	$210,460	$206,469	$181,075
Retainage, current portion	12,700	10,215	5,022
Unbilled	32,739	24,857	35,347
	255,899	241,541	221,444
Allowance for doubtful accounts	(60,801)	(66,856)	(70,205)
Total	$195,098	$174,685	$151,239

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

Bad debt expense of ($2,344,000), $1,317,000 and $63,146,000 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, we established a reserve for the full amount of the Libya Receivable which was charged to selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2012.  During 2013, the Company received approximately $2,880,000 against the Libya Receivable, which included 2,900,000 Libyan Dinars (“LYD”) ($2,276,000) that was paid directly to Hill and approximately LYD 783,000 ($604,000) that was paid to the Libyan tax authorities on Hill’s behalf.  These receipts have been reflected as a reduction of SG&A expenses for the year ended December 31, 2013.  During 2014, the Company received approximately $6,631,000 against the Libya Receivable, which included LYD 2,150,000 ($1,706,000), GBP 206,000 ($343,000) and $4,582,000 in U.S. dollars, which has been reflected as a reduction of SG&A expenses for the year ended December 31, 2014.  At December 31, 2014, after a decrease of approximately $767,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,659,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Note 6 — Property and Equipment

	December 31,
	2014	2013	2012
		(in thousands)
Furniture and equipment	$12,163	$11,190	$10,495
Leasehold improvements	4,196	3,965	3,491
Automobiles	1,696	1,576	1,648
Computer equipment and software	24,088	22,656	21,791
	42,143	39,387	37,425
Less accumulated depreciation and amortization	(30,500)	(28,774)	(26,157)
Property and equipment, net	$11,643	$10,613	$11,268

Information with respect to depreciation expense is as follows:

	Years Ended December 31,
	2014	2013	2012
		(in thousands)

Total depreciation expense	$3,643	$4,166	$4,394
Portion charged to cost of services	$1,293	$1,227	$1,350
Portion charged to selling, general and administrative expense	$2,350	$2,939	$3,044

Note 7 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	December 31,
	2014		2013		2012
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
	(in thousands)
Client relationships	$36,412	$20,758	$37,501	$18,238	$36,506	$14,175
Acquired contract rights	11,387	9,717	11,874	8,541	10,449	6,931
Trade names	3,023	1,065	3,266	898	3,042	643
Total	$50,822	$31,540	$52,641	$27,677	$49,997	$21,749

Intangible assets, net	$19,282		$24,964		$28,248

Amortization expense related to intangible assets was as follows:

Years Ended December 31,
2014	2013	2012
	(in thousands)
$6,180	$6,590	$8,036

The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Estimated
Amortization
Years Ending December 31,	Expense
(in thousands)
2015	$5,485
2016	4,014
2017	3,005
2018	2,041
2019	1,760

Note 8 — Goodwill

The addition to goodwill in 2012 is due to the impact of deferred income taxes on the intangible assets acquired in the purchase of an additional interest in Gerens Hill.

The addition to goodwill in 2013 is due to the acquisitions of BCA ($1,285,000) and CPI ($3,049,000) and the impact of deferred income taxes on the intangible assets acquired in the purchase of an additional equity interest in Hill Spain ($460,000).

The addition to goodwill in 2014 is due to the acquisition of Cadogans ($865,000).

The following table summarizes the changes in the Company’s carrying value of goodwill during 2014, 2013 and 2012:

	Project	Construction
	Management	Claims	Total
		(in thousands)

Balance, December 31, 2011	$56,896	$26,045	$82,941
Additions	1,720	—	1,720
Translation adjustments	(1,385)	731	(654)
Balance, December 31, 2012	57,231	26,776	84,007
Additions	3,509	1,285	4,794
Translation adjustments	(2,292)	(656)	(2,948)
Balance, December 31, 2013	58,448	27,405	85,853
Additions	—	865	865
Translation adjustments	(4,779)	(1,502)	(6,281)
Balance, December 31, 2014	$53,669	$26,768	$80,437

Note 9 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Accounts payable	$32,701	$25,349	$24,486
Accrued payroll and related expenses	41,205	35,732	33,750
Accrued subcontractor fees	3,930	6,212	8,253
Accrued agency fees	6,920	6,247	4,933
Accrued legal and professional fees	1,099	1,239	3,303
Other accrued expenses	7,782	6,115	4,275
	$93,637	$80,894	$79,000

In connection with establishing a reserve against the Libya Receivable (see Note 5), the Company eliminated the related accruals for agency fees and certain taxes by an $11,306,000 reduction of SG&A expenses in the consolidated statement of operations for the year ended December 31, 2012 as these costs pursuant to the related agreements will not be paid unless the Company collects the receivable.  As monies are collected, the Company intends to charge the related accruals to SG&A expenses.  Accordingly, the Company charged $1,683,000 and $640,000 to SG&A for the years ended December 31, 2014 and 2013, respectively, as the Company received payments related to the Libya Receivable in each of those periods.

Note 10 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	December 31,
	2014	2013	2012
2014 Term Loan Facility	$119,700	$—	$—
2012 Term Loan Payable	—	84,474	76,520
2009 Revolving credit loan payable under the Credit Agreement (the weighted average interest rate of all borrowings was 5.32% at December 31, 2013	—	39,000	22,300
2014 Domestic Revolving Credit Facility	200
2014 International Revolving Credit Facility	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	5,037	7,670	5,021
Payments due for the Engineering S.A. acquisition	—	—	5,327
Borrowings under unsecured credit facility with Ibercaja Bank in Spain	745	2,047	—
Other notes payable	—	68	267
	128,236	133,259	109,435
Less current maturities	6,361	18,974	21,769
Notes payable and long-term debt, net of current maturities	$121,875	$114,285	$87,666

Refinancing

On June 12, 2014, the Company and its subsidiary Hill International N.V. (the “Subsidiary”) entered into a Commitment Letter with Société Générale (the “Agent”) and SG Americas Securities, LLC, (the “Arranger”) pursuant to which the Arranger and the Agent committed to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000 which would be used to payoff and terminate the Company’s then-existing senior credit facility with a bank group led by Bank of America, N.A. and its then-existing second lien term loan with funds managed by Tennenbaum Capital Partners, LLC.

Effective as of September 26, 2014 (the “Closing Date”), the Company, entered into a credit agreement with the Agent as administrative agent and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent as administrative agent and collateral agent, (the “International Lender”) providing a $15,000,000 Euro-denominated facility available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants (see Note 19).  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement commencing on December 31, 2014.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization, non-cash items (including adjustments related to the Libya Receivable) and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At December 31, 2014, no client’s accounts receivable exceeded the proscribed limits.

The following tables set forth the Maximum Consolidated Net Leverage Ratio requirements for all reporting periods and the Company’s actual ratio at December 31, 2014:

Period ending	Not to exceed	Actual
		(Restated)
December 31, 2014	3.50	2.77
March 31, 2015	3.50
June 30, 2015	3.50
September 30, 2015	3.25
December 31, 2015	3.25
March 31, 2016	3.00
June 30, 2016	3.00
September 30, 2016	2.75
December 31, 2016	2.75
March 31, 2017	2.50

June 30, 2017	2.50
September 30, 2017	2.25
December 31, 2017	2.25
March 31, 2018	2.00
June 30, 2018	2.00
September 30, 2018	2.00
December 31, 2018	2.00
Thereafter	1.75

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

Term Loan Facility

The Company used the proceeds from the Term Loan Facility:

•                  for consummating the payoff and termination of the Company’s then-existing credit arrangements (the “Refinancing”) which consist of the Credit Agreement, dated as of October 18, 2012, among the Company, certain lenders and Obsidian Agency Services, Inc., as amended (the “2012 Term Loan Agreement”), and the Credit Agreement, dated as of June 30, 2009, among the Company, Bank of America, N.A. and certain other lenders, as amended; and

•                  to pay fees and expenses incurred in connection with the Secured Credit Facilities.

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

2009 Revolving Credit Agreement

The Company entered into a Credit Agreement, dated June 30, 2009 (the “2009 Revolving Credit Agreement”), with Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A. (the “Lenders”), and Bank of America, N.A., as Administrative Agent which was amended from time to time.

The maturity date of the 2009 Revolving Credit Agreement was scheduled for March 31, 2015.  On September 26, 2014, the Company paid $25,500,000 (including $9,522,000 from funds received in the equity offering, plus interest of $420,000, to payoff and terminate the 2009 Revolving Credit Agreement.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings.  The original available amount was reduced to approximately 75.0% at December 31, 2014 and will be reduced to 50.0% at December 31, 2015. Additionally, the availability is reduced by €15,000 on a quarterly basis.  At December 31, 2014, the total facility was approximately €4,170,000 (approximately $5,071,000) and borrowings outstanding were €4,142,000 (approximately $5,037,000).  The amount being financed (“Credit Contracts”) by each Financing Entity varies from €284,000 (approximately $346,000) and €1,319,000 (approximately $1,604,000). To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities and, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

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

Engineering S.A. maintains three unsecured revolving credit facilities with two banks in Brazil aggregating 2,900,000 Brazilian Reais (approximately $1,091,000 at December 31, 2014), with a weighted average interest rate of 3.99% per month at December 31, 2014.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

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

Note 11 — Supplemental Cash Flow Information

The Company issues shares of its common stock to its non-employee directors as partial compensation for services on the Company’s Board through the next annual stockholders meeting.  See Note 12 for further information with respect to this plan.

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

Note 12 — Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

The 2009 Non-Employee Director Stock Grant Plan covers 400,000 shares of the Company’s common stock. Only the Company’s Non-Employee Directors are eligible to receive grants under the plan. Information with respect to the plan’s activity follows (in thousands):

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

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended, covers 10,000,000 shares of the Company’s common stock.  Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options.  Options granted to non-employee directors vest immediately and have a five year contractual term.  Options granted to officers and employees vest over five years and have a seven-year contractual term.  Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant.  For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term.  Options that are forfeited or expire are available for future grants.  At December 31, 2014, a total of 2,057,474 shares of common stock were reserved for future issuance under the plan.  On January 2, 2015, the Company issued options to purchase 500,000 shares of its common stock to the Company’s President and Chief Executive Officer.  The options have an exercise price of $3.91 per share, vest over five years, have a seven-year contractual life and have a fair value of $1,010,000.  On January 27, 2015 the Company issued options to purchase 525,000 shares of its common stock to various executives.  The options have an exercise price of $4.04 per share, vest over five years, have a seven-year contractual life and have a fair value of $1,087,000.

The Black-Scholes option valuation model is used to estimate the fair value of the options.  The following table summarizes the fair value of options granted during 2014, 2013 and 2012 and the assumptions used to estimate the fair value:

	December 31,
	2014	2013	2012
Average expected life (years)	4.59	4.29	3.66
Forfeiture range	0 - 5.0%	0 - 5.0%	—%
Weighted average forfeiture rate	0.9%	0.9%	—%
Dividends	0%	0%	0%
Volatility range	61.5 - 65.5%	67.8 - 73.5%	70.8 - 78.4%
Weighted average volatility	62.9%	71.7%	77.5%
Range of risk-free interest rates	0.86 - 1.74%	0.50 - 1.36%	0.36 - 0.86%
Weighted average risk-free interest rate	1.67%	0.77%	0.8%
Weighted average fair value at grant date	$2.28	$1.95	$2.52

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

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2014 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2014	Life	Price	2014	Price
$2.45	559,489	1.17	$2.45	559,489	$2.45
2.85	90,908	2.45	2.85	90,908	2.85
2.89	116,280	3.43	2.89	116,280	2.89
3.12	10,000	5.60	3.12	2,000	3.12
3.67	888,000	5.06	3.67	172,000	3.67
3.89	3,000	4.39	3.89	3,000	3.89
3.95	500,000	6.01	3.95	—	—
4.04	1,000,000	3.06	4.04	250,000	4.04
4.19	25,000	1.13	4.19	25,000	4.19
4.25	84,868	0.42	4.25	84,868	4.25
4.35	500,000	4.01	4.35	—	—
4.37	10,000	1.34	4.37	10,000	4.37
4.92	5,000	1.59	4.92	5,000	4.92
4.95	775,000	6.19	4.95	—	—
5.31	20,000	2.07	5.31	16,000	5.31
5.47	880,200	2.18	5.47	440,100	5.47
5.73	8,000	3.84	5.73	4,000	5.73
5.83	265,000	2.25	5.83	212,000	5.83
6.31	261,725	2.95	6.31	181,725	6.31
6.32	10,000	0.84	6.32	10,000	6.32
6.41	320,000	0.24	6.41	320,000	6.41
6.50	3,000	0.12	6.50	3,000	6.50
6.61	63,870	4.45	6.61	63,870	6.61
7.32	907,336	1.07	7.32	680,502	7.32
11.10	20,000	0.08	11.10	20,000	11.10
12.82	22,500	0.12	12.82	22,500	12.82
16.79	10,000	0.59	16.79	10,000	16.79
	7,359,176	3.19	$4.57	3,302,242	$5.23

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

Note 13 — Stockholders’ Equity

Stock Repurchase Program

Under its stock repurchase program, the Company is authorized to purchase shares of its common stock up to a total purchase price of $60,000,000. To date, the Company has purchased 5,834,369 shares of its common stock for an aggregate purchase price of $24,438,000, or an average of approximately $4.19 per share. Under the terms of its Secured Credit Facilities (see Note 10), the Company may make additional purchases up to an aggregate of $3,000,000 as long as immediately before and after giving effect to the purchase, no event of default shall have occurred and be continuing at the time.

Other

On June 11, 2012, the Company’s stockholders approved an increase in the Company’s authorized common shares from 75,000,000 shares to 100,000,000 shares.

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

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future.  The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities.

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

Note 14 — Income Taxes

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 240.4%, 53.7% and (21.9%), respectively.  The difference in the Company’s 2014 effective tax rate compared to the 2013 rate is primarily related to a significant increase in the U.S. pretax loss in 2014 primarily due to the recognition of an additional $10,820,000 of interest expense related to the refinancing and early termination of the Company’s former senior credit facility and term loan during the third quarter of 2014.  For all the years presented, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes.  This was partially offset in 2013 and 2014 by approximately $2,500,000 of reversal for uncertain tax positions based on management’s assessment that those items were effectively settled with a foreign jurisdiction.

The difference in the Company’s 2013 effective tax rate over 2012 was primarily the result of not recording an income tax benefit related to the 2013 U.S. net operating loss which management believes the Company will not be able to utilize.  In addition, the Company recognized higher income tax expense related to withholding taxes on certain foreign operations. These items were partially offset by the $2,473,000 reversal for uncertain tax positions based on management’s assessment that those items were effectively settled with a foreign jurisdiction.

The components of earnings (loss) before income taxes by United States and foreign jurisdictions were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
United States	$(39,729)	$(26,460)	$(19,172)
Foreign jurisdictions	43,182	38,294	(42,280)
	$3,453	$11,834	$(61,452)

Income tax expense (benefit) consists of the following:

The increase in expense in 2014 compared to 2013 results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.  The decrease in expense in 2013 compared to 2012 is due to the establishment of a $17,707,000 valuation allowance against the Company’s net U.S. deferred tax assets.

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation (in thousands).

	Years Ended December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Statutory federal income tax	$1,174	$4,024	$(20,894)
Foreign tax benefit for earnings taxed at lower rates	(4,801)	(3,957)	6,655
Change in the valuation allowance	16,230	10,378	29,947
Net liability (reductions) additions for uncertain tax positions	(2,379)	(2,314)	(350)
Excess compensation	646	204	170
State and local income taxes, net of federal income tax benefit	(2,076)	(1,476)	(1,065)
Stock options	224	230	(356)
Deferred tax adjustment	—	—	(497)
Purchase accounting reversal	(490)	—	—
Reversal of interest allocations to foreign entities	—	(1,014)	—
Other	(228)	275	(168)
Total	$8,300	$6,350	$13,442

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$40,065	$25,185	$15,340
Amortization of intangibles	7,329	6,657	7,626
Net operating loss carry forward - foreign operations	8,634	6,470	5,628
Compensated absences	2,458	2,574	2,358
Foreign income taxes on currency translation	1,013	—	—
Share based compensation	3,026	2,087	1,984
Allowance for uncollectible accounts	13,106	14,626	15,745
Bonus accrual	1,087	1,373	998
Deferred income	485	19	714
Foreign tax credit	982	956	668
Other	836	672	2,396
Total gross deferred tax assets	79,021	60,619	53,457
Valuation allowances	(58,801)	(42,767)	(34,111)
Net deferred tax assets	20,220	17,852	19,346

Deferred tax liabilities:
Intangible assets	(13,205)	(14,013)	(15,468)
Depreciation	(1,297)	(1,512)	(1,471)
Prepaid expenses	(1,159)	(632)	(689)
Change in tax method	(279)	(369)	(101)
Accrued expenses	(2,177)	(2,580)	(2,733)
Foreign income taxes on currency translations	—	(567)	(47)
Total gross deferred tax liabilities	(18,117)	(19,673)	(20,509)
Net deferred tax assets (liabilities)	$2,103	$(1,821)	$(1,163)

Amounts included in the consolidated balance sheets:
Current deferred tax assets	$6,575	$7,340	$8,256
Non-current deferred tax assets	13,645	10,511	11,090
Current deferred tax liabilities	(2,456)	(2,948)	(2,834)
Non-current deferred tax liabilities	(15,661)	(16,724)	(17,675)
	$2,103	$(1,821)	$(1,163)

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

At December 31, 2012, due to recurring net operating losses in the United States, management determined that it was more likely than not that the Company would not be able to utilize its U.S.-related deferred tax assets.  The Company continues to generate U.S. net operating losses and has recorded additional valuation allowances of $15,319,000 and $9,062,000 at December 31, 2014 and 2013, respectively.  U.S. valuation allowances of $42,087,000 and $26,768,000 were recorded at December 31, 2014 and 2013, respectively, primarily related to the U.S. net operating loss carryforwards.  As a result, the U.S. deferred tax assets, net of U.S.-based deferred tax liabilities, are fully reserved at December 31, 2014.  Cumulative U.S. federal and state net operating losses at December 31, 2014 are $101,071,000 and $104,076,000, respectively.

At December 31, 2014 and 2013, there were approximately $33,933,000 and $24,013,000, respectively, of gross foreign net operating loss carry forwards.  The majority of these net operating loss carry forwards have an unlimited carry forward period.  It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions.  Foreign valuation allowances of $16,713,000 and $16,000,000 were recorded at December 31, 2014 and 2013, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve in 2012 and the foreign net operating loss carryforwards.

The Company has made no provision for U.S. taxes on $106,637,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time and are not intended to be distributed to the U.S.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2014 and 2013 including interest and penalties:

	Years Ended December 31,
	2014	2013	2012
		(in thousands)
Balance, beginning of year	$2,933	$5,033	$5,383
Reductions due to laps of statute of limitations	—	—	(378)
Reductions based on tax positions related to prior years	(2,683)	(2,473)	—
Additions based on tax positions related to prior years	725	373	28
Balance, end of year	$975	$2,933	$5,033

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2011. However, net operating losses utilized for prior years in subsequent year’s tax returns are subject to examination until three years after the filing of subsequent year’s tax return. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At December 31, 2014, 2013 and 2012, the Company has accrued $520,000, $172,000 and $100,000, respectively, related to potential interest and penalties.

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

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

(1)         Certain of the Company’s subsidiaries (Hill International N.V., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services which provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project.  However, the clients require a guarantee of service performance in the form of an advance payment bond.  These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients.  In some cases these clients also require a parent company guarantee.

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

Acquisition-related

On February 28, 2011, the Company’s wholly-owned subsidiary Hill Spain acquired an indirect 60% interest in Engineering S.A. (“ESA”), a firm located in Brazil, for cash amounting to 22,200,000 Brazilian Reais (“BR”) (approximately $11,757,000).  Minimum additional payments were made on April 30, 2012 in the amount of BR 6,624,000 (approximately $3,508,000 on that date) and on July 23, 2013 in the amount of BR 11,372,000 (approximately $5,095,000).  Under certain circumstances, the Company may be required to pay BR 5,000,000 (approximately $2,468,000 at December 31, 2012) in addition to the minimum payments.  Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  See Note 3.

The Company is committed to issue shares of its common stock to the former shareholders of CPI for certain contingent consideration.  The number of shares will be determined at various times during 2014.  See Note 4.

The Company is committed to pay additional consideration for the purchase of Cadogans in the amount of £519,000 to be paid in cash on October 31, 2015 and an earn out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).  See Note 4.

Other

On December 31, 2012, the Company identified a potential employment tax liability related to certain foreign subsidiaries’ treatment of certain individuals as independent contractors rather than as employees.  On June 24, 2013, the Company received an indemnification from the selling shareholders for periods prior to 2013.  Accordingly, the Company has reversed the accrual established in 2012 and has reflected approximately $3,600,000 as a credit to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013.  In consideration for the indemnification, the Company reversed the 2013 first quarter write-down of the liabilities for the second installment obligation of approximately 1,950,000 BRL (approximately $873,000).  In addition, the Company believes, based upon certain professional advice that it is remote that a future liability will be established for the potential employment taxes relating to certain foreign independent contractors and, therefore, has made no accrual for such potential liability.

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

The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	2014		2013		2012
	(Restated)
Project Management	$428,827	74.3%	$392,602	76.7%	$312,232	74.8%
Construction Claims	148,290	25.7	119,483	23.3	105,366	25.2
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

Total Revenue

	2014		2013		2012
	(Restated)
Project Management	$487,754	76.0%	$452,517	78.5%	$372,281	77.4%
Construction Claims	153,839	24.0	124,164	21.5	108,500	22.6
Total	$641,593	100.0%	$576,681	100.0%	$480,781	100.0%

Operating Profit (Loss)

	2014	2013	2012
	(Restated)	(Restated)	(Restated)
Project Management	$53,174	$50,922	$(25,276)
Construction Claims	10,996	12,171	8,071
Corporate	(30,232)	(28,395)	(26,097)
Total	$33,938	$34,698	$(43,302)

Depreciation and Amortization Expense

	2014	2013	2012
Project Management	$6,888	$7,677	$9,172
Construction Claims	2,719	2,852	2,998
Subtotal segments	9,607	10,529	12,170
Corporate	216	227	260
Total	$9,823	$10,756	$12,430

Consulting Fee Revenue by Geographic Region

	2014		2013		2012
	(Restated)
U.S./Canada	$125,691	21.8%	$121,291	23.7%	$117,593	28.2%
Latin America	40,844	7.1	49,188	9.6	51,820	12.4
Europe	79,009	13.7	75,398	14.7	84,267	20.2
Middle East	272,236	47.2	219,315	42.8	134,037	32.1
Africa	23,849	4.1	22,744	4.4	13,591	3.3
Asia/Pacific	35,488	6.1	24,149	4.8	16,290	3.8
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

U.S.	$122,096	21.2%	$117,740	23.0%	$114,368	27.4%
Non-U.S.	455,021	78.8	394,345	77.0	303,230	72.6
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

For the year ended December 31, 2014, consulting fee revenue for the United Arab Emirates amounted to $73,329,000 representing 12.7% of the total and Oman’s consulting fee revenue amounted to $66,896,000 representing 11.6% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the year ended December 31, 2013, consulting fee revenue for the United Arab Emirates amounted to $66,918,000 representing 13.1% of the total and Oman’s consulting fee revenue amounted to $51,053,000 representing 10.0% of the total.  No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the year ended December 31, 2012, consulting fee revenue for the United Arab Emirates amounted to $61,729,000 representing 14.8% of the total and Brazil’s consulting fee revenue amounted to $45,663,000 representing 10.9% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	2014		2013		2012
	(Restated)
U.S./Canada	$170,550	26.6%	$171,012	29.7%	$167,682	34.9%
Latin America	41,106	6.4	49,546	8.6	52,046	10.8
Europe	84,335	13.1	80,062	13.9	90,624	18.8
Middle East	281,814	43.9	224,716	39.0	138,731	28.9
Africa	27,474	4.3	26,186	4.5	15,303	3.2
Asia/Pacific	36,314	5.7	25,159	4.3	16,395	3.4
Total	$641,593	100.0%	$576,681	100.0%	$480,781	100.0%

U.S.	$166,893	26.0%	$167,314	29.0%	$164,347	34.2%
Non-U.S.	474,700	74.0	409,367	71.0	316,434	65.8
Total	$641,593	100.0%	$576,681	100.0%	$480,781	100.0%

For the year ended December 31, 2014, total revenue for the United Arab Emirates amounted to $74,708,000 representing 11.6% of the total and Oman’s total revenue amounted to $70,798,000 representing 11.0% of the total.  No other country except for the United States accounted for over 10% of consolidated total revenue.

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

Consulting Fee Revenue By Client Type

	2014		2013		2012
	(Restated)
U.S. federal government	$13,250	2.3%	$14,958	2.9%	$12,877	3.1%
U.S. state, regional and local governments	74,921	13.0	69,477	13.6	61,790	14.8
Foreign governments	220,917	38.3	181,066	35.3	96,242	23.0
Private sector	268,029	46.4	246,584	48.2	246,689	59.1
Total	$577,117	100.0%	$512,085	100.0%	$417,598	100.0%

Total Revenue By Client Type

	2014		2013		2012
	(Restated)
U.S. federal government	$16,459	2.6%	$17,499	3.0%	$15,429	3.2%
U.S. state, regional and local governments	104,866	16.3	100,157	17.4	82,898	17.2
Foreign governments	234,027	36.5	188,981	32.8	102,136	21.2
Private sector	286,241	44.6	270,044	46.8	280,318	58.4
Total	$641,593	100.0%	$576,681	100.0%	$480,781	100.0%

Total Assets by Geographic Region

	December 31,
	2014	2013	2012
	(Restated)	(Restated)	(Restated)
U.S./Canada	$113,903	$104,729	$115,621
Latin America	33,757	37,506	42,088
Europe	98,106	102,871	110,013
Middle East	132,211	108,654	81,185
Africa	21,795	23,417	9,004
Asia/Pacific	19,837	16,299	5,994
Total	$419,609	$393,476	$363,905

U.S.	$112,010	$103,017	$114,035
Non-U.S.	307,599	290,459	249,870
	$419,609	$393,476	$363,905

Property, Plant and Equipment, Net by Geographic Location

	December 31,
	2014	2013	2012
U.S./Canada	$3,358	$3,837	$4,700
Latin America	1,101	1,351	1,278
Europe	2,191	2,575	2,334
Middle East	3,428	2,167	2,344
Africa	901	182	191
Asia/Pacific	664	501	421
Total	$11,643	$10,613	$11,268

U.S.	$3,358	$3,837	$4,697
Non-U.S.	8,285	6,776	6,571
Total	$11,643	$10,613	$11,268

Note 19 — Subsequent Event

In connection with the restatement of it consolidated financial statements as of and for the year ended December 31, 2014, the Company became in technical default of its Secured Credit Facilities due to certain misrepresentations, reporting and affirmative covenant breaches.  On November 3, 2015, the Company received a waiver of the default.  The Company will pay fees of $81,900 and other out-of-pocket expenses incurred by the Administrative Agent.

Note 20 — Quarterly Results (Unaudited)(As Restated)

The following is a summary of certain quarterly financial information for fiscal years 2014, 2013 and 2012 (in thousands except per share data).

	First	Second	Third	Fourth
2014 (As reported)	Quarter	Quarter	Quarter	Quarter	Total
Consulting fee revenue (1)	$137,249	$144,515	$145,324	$148,717	$575,805
Total revenue (1)	150,013	159,639	161,491	169,138	640,281
Gross profit (1)	58,659	61,269	62,649	64,433	247,010
Operating profit (1)	6,000	8,655	11,297	3,328	29,280
Net earnings (loss) (1)	293	2,016	(8,615)	(3,310)	(9,616)
Net earnings (loss) attributable to Hill (1)	53	1,518	(8,966)	(3,484)	(10,879)
Basic earnings (loss) per common share (1)	$0.00	$0.04	$(0.19)	$(0.07)	$(0.25)
Diluted earnings (loss) per common share (1)	$0.00	$0.04	$0.19	$(0.07)	$(0.25)

2014 (Restated)	(Restated)			(Restated)	(Restated)
Consulting fee revenue (1)	$137,249	$144,515	$145,324	$150,029	$577,117
Total revenue (1)	150,013	159,639	161,491	170,450	641,593
Gross profit (1)	58,659	61,269	62,649	64,785	247,362
Operating profit (1)	10,948	8,655	11,297	3,038	33,938
Net earnings (loss) (1)	5,548	2,016	(8,615)	(3,796)	(4,847)
Net earnings (loss) attributable to Hill (1)	5,308	1,518	(8,966)	(4,008)	(6,148)
Basic earnings (loss) per common share (1)(2)	$0.13	$0.04	$(0.19)	$(0.08)	$(0.14)
Diluted earnings (loss) per common share (1)(2)	$0.13	$0.04	$(0.19)	$(0.08)	$(0.14)

2013 (As Reported)
Consulting fee revenue	$122,556	$128,427	$130,181	$130,921	$512,085
Total revenue	136,073	148,464	147,194	144,950	576,681
Gross profit	49,858	53,070	54,447	58,655	216,030
Operating profit (3)	7,399	9,840	8,252	6,967	32,458
Net earnings (loss) (3)	38	1,271	2,942	(700)	3,551
Net (loss) earnings attributable to Hill (3)	(380)	719	2,556	(1,266)	1,629
Basic (loss) earnings per common share (3)	$(0.01)	$0.02	$0.06	$(0.03)	$0.04
Diluted (loss) earnings per common share (3)	$(0.01)	$0.02	$0.06	$(0.03)	$0.04

2013 (Restated)		(Restated)	(Restated)		(Restated)
Consulting fee revenue	$122,556	$128,427	$130,181	$130,921	$512,085
Total revenue	136,073	148,464	147,194	144,950	576,681
Gross profit	49,858	53,070	54,447	58,655	216,030
Operating profit (3)	7,399	10,214	10,118	6,967	34,698
Net earnings (loss) (3)	38	1,594	4,552	(700)	5,484
Net (loss) earnings attributable to Hill (3)	(380)	1,042	4,166	(1,266)	3,562
Basic (loss) earnings per common share (3)	$(0.01)	$0.03	$0.11	$(0.03)	$0.09
Diluted (loss) earnings per common share (3)	$(0.01)	$0.03	$0.11	$(0.03)	$0.09

2012 (As Reported)
Consulting fee revenue	$99,197	$104,069	$103,565	$110,767	$417,598
Total revenue	115,813	119,428	119,887	125,653	480,781
Gross profit	40,735	44,268	45,106	47,917	178,026
Operating profit (loss) (4)	(2,737)	3,197	5,090	(303)	5,247
Net (loss) earnings (4)	(6,537)	518	1,442	(21,768)	(26,345)
Net (loss) earnings attributable to Hill (4)	(6,736)	(324)	1,304	(22,461)	(28,217)
Basic (loss) earnings per common share (4)	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)
Diluted (loss) earnings per common share (4)	$(0.17)	$(0.01)	$0.03	$(0.58)	$(0.73)

2012 (Restated)				(Restated)	(Restated)
Consulting fee revenue	$99,197	$104,069	$103,565	$110,767	$417,598
Total revenue	115,813	119,428	119,887	$125,653	480,781
Gross profit	40,735	44,268	45,106	$47,917	178,026
Operating profit (loss) (4)	(2,737)	3,197	5,090	$(48,852)	(43,302)
Net (loss) earnings (4)	(6,537)	518	1,442	$(70,317)	(74,894)
Net (loss) earnings attributable to Hill (4)	(6,736)	(324)	1,304	$(71,010)	(76,766)
Basic (loss) earnings per common share (4)	$(0.17)	$(0.01)	$0.03	$(1.84)	$(1.99)
Diluted (loss) earnings per common share (4)	$(0.17)	$(0.01)	$0.03	$(1.84)	$(1.99)

(1)         Quarterly results for 2014 have been restated to reflect (1) the receipt of $6,631,000 against the Libya Receivable, payment of $1,683,000 of agency fees and certain taxes related to the Libya Receivable, and an income tax benefit of $307,000 which increased operating profit by $4,948,000 and net earnings and net earnings attributable to Hill by $5,255,000, or $0.13 per diluted common share,  in the first quarter and (2) an increase in consulting fee revenue and total revenue of $1,312,000 from a joint venture; an increase in cost of services of $960,000 arising from under accrued end of service benefits of approximately $1,360,000, an impairment loss relating to an abandoned job site of approximately $1,013,000, offset by a refundable tax payment of $1,413,000; an increase in SG&A expenses of $642,000 related to legal, bad debt and other related expense; and an increase of $196,000 in income tax expense which increased gross profit by $352,000, decreased operating profit by $290,000, decreased net earnings by $486,000 and decreased net earnings attributable to Hill by $524,000, or $0.01 per diluted common share in the fourth quarter.

(2)         Basic and diluted earnings (loss) per common share for each quarter is computed using the weighted average number of shares outstanding during the quarter, while basic and diluted earnings (loss) per common share for the year is computed using the weighted average number of shares outstanding for the year.  Thus, the sum of earnings (loss) per common share for the quarters may not equal the amount for the year.

(3)         Quarterly results for 2013 have been restated to reflect (1) the receipt of $604,000 against the Libya Receivable, payment of $230,000 of agency fees and certain taxes related to the Libya Receivable, and an income tax expense of $51,000 which increased operating profit by $374,000 and net earnings and net earnings attributable to Hill by $374,000 and $323,000. respectively, or $0.01 per diluted common share in the first quarter and (2) the receipt of $2,276,000 against the Libya Receivable, payment of $410,000 of agency fees and certain taxes related to the Libya Receivable, and an income tax expense of $256,000 which increased operating profit by $1,866,000 and net earnings and net earnings attributable to Hill by $1,610,000, or $0.05 per diluted common share.

(4)         Quarterly results for 2012 have been restated to reflect the establishment of a $59,937,000 reserve against the Libya Receivable and the elimination of $11,388,000 of certain assets and liabilities related to the Libya Receivable resulting in a net increase in SG&A expenses, an increase in operating loss, an increase in net loss and net loss attributable to Hill of $48,549,000, or $1.26 per diluted common share in the fourth quarter of 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2014, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2014, 2013 and 2012 the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for each of the years in the three-year period ended December 31, 2014 have been restated to correct for errors in accounting relating to the estimation of the collectability of its accounts receivable and for the impact of unrelated adjustments for the year ended December 31, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework and internal control over financial reporting as of December 31, 2013 and 2012, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our report dated March 13, 2015, except for the restatement of the effectiveness of internal control over financial reporting for the material weaknesses related to the estimation of the collectability of the Company’s accounts receivable and for the accounting closing process and non-routine transactions, which is as of November 10, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Our reports dated March 14, 2014 and March 18, 2013, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to the estimation of the collectability of the Company’s accounts receivable, which is dated November 10, 2015, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012, respectively.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2014.  In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 13, 2015, except as to Notes 1, 5, 9, 14, 18, and 19 which is as of November 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the filing of the 2014 Annual Report on Form 10-K dated March 13, 2015, the Company’s management identified, in its revised management assessment, the following material weaknesses as of December 31, 2014:  a material weakness exists related to the estimation of the potential loss on the Company’s accounts receivable as of December 31, 2014 and an additional material weakness exists relating to the accounting closing process and non-routine transactions as of December 31, 2014.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, and this report does not affect our report on the consolidated financial statements and financial statement schedule.  The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting has been restated by Hill International, Inc.’s management to reflect the aforementioned material weaknesses and that, as a result, Hill International, Inc.’s internal control over financial reporting was not effective as of December 31, 2014.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Hill International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Hill International, Inc.  and our report dated March 13, 2015  (except as to Notes 1, 5, 9, 14, 18 and 19 which is as of November 10, 2015), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 13, 2015, except for the restatement of the effectiveness of internal control over financial reporting for the material weaknesses, which is as of November 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the filing of the 2013 Annual Report on Form 10-K dated March 14, 2014, the Company’s management identified, in its revised management assessment, the following material weakness as of December 31, 2013:  a material weakness exists related to the estimation of the potential loss on the Company’s accounts receivable as of December 31, 2013.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, and this report does not affect our report on the consolidated financial statements and financial statement schedule.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting has been restated by Hill International, Inc.’s management to reflect the aforementioned material weakness and that, as a result, Hill International, Inc.’s internal control over financial reporting was not effective as of December 31, 2013.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Hill International, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Hill International, Inc.  and our report dated March 13, 2015 (except as to Notes 1, 5, 9, 14, 18 and 19 which is as of November 10, 2015), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 14, 2014, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of November 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the filing of the 2012 Annual Report on Form 10-K dated March 18, 2013, the Company’s management identified, in its revised management assessment, the following material weakness as of December 31, 2012:  a material weakness exists related to the estimation of the potential loss on the Company’s accounts receivable as of December 31, 2012.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2012, and this report does not affect our report on the consolidated financial statements and financial statement schedule.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting has been restated by Hill International, Inc.’s management to reflect the aforementioned material weakness and that, as a result, Hill International, Inc.’s internal control over financial reporting was not effective as of December 31, 2012.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Hill International, Inc. and Subsidiaries has not maintained, effective internal control over financial reporting as of December 31, 2012, based on criteria established in 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Hill International, Inc.  and our report dated March 13, 2015 (except as to Notes 1, 5, 9, 14, 18 and 19 which is as of November 10, 2015), expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ EisnerAmper LLP

Edison, New Jersey

March 18, 2013, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of November 10, 2015

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

In connection with filing the Original Form 10-K, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K.  Based on this evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of each of the years ended December 31, 2014, 2013 and 2012.  In conducting the re-evaluation, management considered the material weaknesses in our internal control over financials reporting and the status of their remediation as discussed below.  Following the re-evaluation, management concluded that our disclosure controls and procedures were not effective as of each of the years ended December 31, 2014, 2013 and 2012.

Notwithstanding the existence of the material weaknesses described below, we have performed additional analyses and other procedures to enable us to conclude that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed under the supervision of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard.  Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in the 2013 “Internal Control-Integrated Framework” and internal control over financial reporting as of December 31, 2013 and 2012, based on criteria established in the 1992 “internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”).  Based on an assessment of such criteria as of each such date, management concluded that we had maintained effective internal controls over financial reporting as of such date.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 to the consolidated financial statements included in Item 8 of this Amendment, management, under the supervision of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO, determined that that our internal control over financial reporting was not effective as of each of December 31, 2014, 2013 and 2012, due to the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of the material weaknesses described below, management has restated this Annual Report on Internal Control over Financial Reporting contained in the Original Form 10-K.

Based on its re-evaluation, management identified the following material weakness as of December 31, 2014, 2013 and 2012: management misapplied U.S. generally accepted accounting principles as it relates to the estimation of the potential loss on the Company’s accounts receivable.  Specifically, the Company did not have sufficient procedures and controls in place to enable the proper application of U.S. generally accepted accounting principles to significant, non-routine transactions, such as the events which occurred in Libya, which give rise to the restatement requiring the filing of this Form 10-K/A.

In connection with the preparation and filing of this Form 10-K/A, management has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this re-evaluation, management identified an additional material weakness as of December 31, 2014. As a result of the restatement, previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements. Specifically, management has identified the following deficiencies that constituted the material weakness as of December 31, 2014: management did not maintain effective procedures in the areas of the accounting closing process, accounting estimates and non-routine transactions.

A re-assessment of the effectiveness of our internal control over financial reporting as of each of the years ended December 31, 2014, 2013 and 2012 has been performed by EisnerAmper LLP, an independent registered public accounting firm.  The attestation report of EisnerAmper LLP is included in Part II, Item 8 of this Form 10-K/A.

Management’s Remediation Initiatives

Management is committed to the implementation of a plan to address the above-described material weaknesses and to ensure the development of sufficient procedures and controls to remediate these material weaknesses.  These remediation efforts, summarized below, portions of which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall financial control environment.

The Company has corrected its accounting treatment for the Libya Receivable through the process of restating the financial statements included herein, and is in the process of further enhancing its existing procedures and controls over accounts receivable to more thoroughly assess unusual significant items of a similar nature and magnitude.  This includes, but is not limited to, a more thorough evaluation of information and data provided by a third party and additional discussions and conclusions at reporting dates, with internal management and the Company’s internal controls advisors and legal advisors.  Management believes these control enhancements, once enacted, will remediate the material weaknesses in internal control over financial reporting described above. In addition, the Company is in the process of enhancing its close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions. The Company will test the ongoing operating effectiveness of the new controls in future periods.  The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

When fully implemented and operational, management believes the measures described above will remediate the material weaknesses identified and strengthen internal control over financial reporting.  The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its financial reporting controls and procedures.  As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address the material weakness or determine to modify, or in appropriate circumstances not to complete certain items of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15(e) and 15d-15(e) that occurred during each of the years ended December 31, 2014, 2013 and 2012 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our 2015 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings “Proposal 1: Election of Directors” and “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading “Corporate Governance” in our 2015 Proxy Statement is incorporated by reference in this section.

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

Item 11.  Executive Compensation.

The information appearing in our 2015 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee”, and “Executive Compensation” is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in our 2015 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2015 Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated by reference in this section

Item 14.  Principal Accounting Fees and Services.

The information appearing in our 2015 Proxy Statement under the headings “Independent Auditors” and “Audit Committee Report” is incorporated by reference in this section.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2014 and December 31, 2013, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012 (Restated).

(b)   Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)
3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)
3.2	Amended and Restated By-laws of Hill International, Inc.(3)
3.3	Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(4)
4.1	Specimen Common Stock Certificate.(5)
10.1*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(6)
10.2*	Employment Agreement between the Company and Irvin E. Richter.(7)
10.3*	Employment Agreement between the Company and David L. Richter.(8)
10.4*	Employment Agreement between the Company and Irvin E. Richter, dated as of December 31, 2014.(9)
10.5*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(10)
10.6	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(11)
10.7

U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower,  Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company. (12)

10.8

U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company.(13)

10.9

International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.(14)

10.10

International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent.(15)

10.11	Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto.(16)
10.12	Credit Agreement dated as of June 30, 2009 among Hill International, Inc., as the borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company and PNC Bank N.A.(17)
10.13

Forbearance Agreement, dated as of June 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent for the Secured Parties (as defined in the Credit Agreement).(18)

10.14

First Amendment to Forbearance Agreement, dated as of August 16, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(19)

10.15

Second Amendment to Forbearance Agreement, dated as of September 30, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(20)

10.16

Forbearance and First Amendment to Credit Agreement, dated as of October 17, 2011, by and among Hill International, Inc., a Delaware corporation, as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Forbearance Agreement).(21)

10.17

Limited Waiver and Second Amendment to Credit Agreement dated March 6, 2012 between Hill International, Inc., as borrower, Bank of America, N.A., Capital One, N.A., The Private Bank and Trust Company, PNC Bank N.A., as Lenders, and Bank of America, N.A., as Administrative Agent (as defined in the Credit Agreement).(22)

10.18

Third Amendment to Credit Agreement, dated as of October 18, 2012, by and among Hill International, Inc., as Borrower, Bank of America, N.A., Capital One, N.A., The PrivateBank and Trust Company, PNC Bank National Association, as Lenders, and Bank of America, N.A., as administrative agent. (23)

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

10.23	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Fund VI, LLC for $28,000,000.(28)
10.24	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Tennenbaum Opportunities Partners V, LLC for $46,666,667.(29)
10.25	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Expansion Fund, LLC for $8,000,000.(30)
10.26	Note, dated as of October 18, 2012, issued by Hill International, Inc. in favor of Special Value Opportunities Fund, LLC for $17,333,333.(31)
10.27	Trademark Security Agreement, dated as of October 18, 2012, made by Hill International, Inc. in favor of Obsidian Agency Services, Inc.(32)
10.28	Intercreditor Agreement, dated as of October 18, 2012, by and between Bank of America, N.A. and Obsidian Agency Services, Inc. (33)
10.29	Letter, dated as of October 18, 2012, from Hill International, Inc. to Obsidian Agency Services, Inc., as Administrative Agent regarding Fee Letter.(34)
10.30

First Amendment to Credit Agreement, dated as of May 23, 2013, by and among Hill International, Inc., as Borrower, Special Opportunities Fund, LLC, Special Value Expansion Fund, LLC, Tennenbaum Opportunities Partners V, LP and Tennenbaum Opportunities Fund VI, LLC, as Lenders, and Obsidian Agency Services, Inc., as administrative agent.(35)

10.31*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(36)
10.32*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(37)
10.33*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(38)
14	Code of Ethics. (39)
21	Subsidiaries of the Registrant.
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.
(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 13, 2007 and incorporated herein by reference.
(4)	Included as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference.
(5)	Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.
(6)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.
(7)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.
(8)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2010 and incorporated herein by reference.
(9)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.
(10)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.
(11)	Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.
(12)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.
(13)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.
(14)	Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.
(15)	Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.
(16)	Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.
(17)	Included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on July 7, 2009 and incorporated herein by reference.
(18)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2011 and incorporated herein by reference.
(19)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.
(20)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 7, 2011 and incorporated herein by reference.
(21)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 21, 2011 and incorporated herein by reference.
(22)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2012 and incorporated herein by reference.
(23)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(24)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(25)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2013 and incorporated herein by reference.
(26)	Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(27)	Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(28)	Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.

(29)	Included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(30)	Included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(31)	Included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(32)	Included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(33)	Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(34)	Included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on October 24, 2012 and incorporated herein by reference.
(35)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2013 and incorporated herein by reference.
(36)*	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.
(37)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.
(38)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.
(39)	Included as Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 filed on August 11, 2004 and incorporated herein by reference.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
Date: November 10, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ Irvin E. Richter	By:	/s/ Gary F. Mazzucco
Irvin E. Richter		Gary F. Mazzucco
Chairman and Director		Director
Date: November 10, 2015		Date: November 10, 2015

By:	/s/ David L. Richter	By:	/s/ Brian W. Clymer
David L. Richter		Brian W. Clymer
President, Chief Executive Officer		Director
and Director		Date: November 10, 2015
(Principal Executive Officer)
Date: November 10, 2015

By:	/s/ John Fanelli III	By:	/s/ Alan S. Fellheimer
John Fanelli III		Alan S. Fellheimer
Senior Vice President and		Director
Chief Financial Officer		Date: November 10, 2015
(Principal Financial Officer)
Date: November 10, 2015

By:	/s/ Camille S. Andrews	By:	/s/ Steven M. Kramer
Camille S. Andrews		Steven M. Kramer
Director		Director
Date: November 10, 2015		Date: November 10, 2015

By:	/s/ Ronald F. Emma	By:	/s/ Steven R. Curts
Ronald F. Emma		Steven R. Curts
Senior Vice President and		Director
Chief Accounting Officer		Date: November 10, 2015
(Principal Accounting Officer)
Date: November 10, 2015

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables – in thousands)

			Other -	Uncollectible
			Allowance	Receivables
	Balance at	Additions	Acquired in	Written off,	Balance at
	Beginning of	Charged to	Business	Net of	End of
	Fiscal Year	Earnings	Combinations	Recoveries	Fiscal Year
	(Restated)	(Restated)			(Restated)
Fiscal year ended December 31, 2014	$66,856	$(2,344)	$161	$(3,872)	$60,801

Fiscal year ended December 31, 2013	$70,205	$1,317	$90	$(4,756)	$66,856

Fiscal year ended December 31, 2012	$9,181	$63,146	$—	$(2,122)	$70,205