Form 10-Q/A
period 2015-03-31
Hill International, Inc.
filed 2015-11-10
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Hill International, Inc. (“Hill” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2015 (the “Original Filing Date”) to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the three months ended March 31, 2015 and 2014 included in its previously filed Quarterly Reports on Form 10-Q related to each such period to reflect a change related to its accounting treatment for accounts receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”) (the “Libya Receivable”) and certain related liabilities.  The Company has included significant disclosures regarding the status of the Libya Receivable in its prior periodic reports filed with the SEC.  In addition, concurrently with the filing of this Amendment, the Company is filing an amendment to each of its Annual Report on Form 10-K for the year ended December 31, 2014 to restate its previously issued consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012 and its Quarterly Report on Form 10-Q for the period ended June 30, 2015 to restate its previously issued consolidated financial statements for the six months ended June 30, 2015 and 2014.

Except as described in this Explanatory Note, the financial statements, financial statement footnote disclosures and related financial information in the Original Form 10-Q are unchanged.  In particular, except for the events described under “Background” below, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events.  Accordingly, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter.

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

In connection with a review by the staff (the “Staff”) of the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Form 10-Q for the quarter ended March 31, 2015 and Definitive Proxy Statement filed April 30, 2015 (the “Staff Review”), the Staff made inquiries with respect to the accounting treatment of the Libya Receivable.  After subsequent communications between the Staff and the Company relating to the Staff Review, the Company, under the direction of its Audit Committee, re-evaluated its historical and then current practices with respect to analyzing the collectability of accounts receivable in accordance with accounting principles generally accepted in the United States.  In connection with this re-evaluation, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  Therefore, the Company reserved the entire Libya Receivable of $59,937,000 and eliminated $11,388,000 of certain assets and liabilities related to that receivable, consisting of sub-contractors and other contingent expenses, resulting in a net adjustment of $48,549,000 which was charged to selling, general and administrative expenses for the year ended December 31, 2012. Additionally, the Company has reflected subsequent receipts against the Libya Receivable, net of payments for the related agency fees and certain taxes, as reductions of selling, general and administrative expenses.  Accordingly, the Company reflected 2013 receipts of approximately $2,880,000 and payments of approximately $640,000 as a net reduction of selling, general and administrative expenses amounting to approximately $2,240,000 plus a related income tax expense adjustment of $307,000 for the year ended December 31, 2013, and 2014 receipts of approximately $6,631,000 and payments of approximately $1,683,000 as a net reduction of selling, general and administrative expenses amounting to approximately $4,948,000 plus a related income tax expense adjustment of $307,000 for the year ended December 31, 2014.  In addition, the Company recorded certain unrelated adjustments to consulting fee revenues, cost of services, selling, general and administrative expenses and taxes for the year ended December 31, 2014.  In the aggregate, these unrelated adjustments decreased net earnings by approximately $393,000 for the three months ended March 31, 2015.  These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.  In the aggregate, these unrelated adjustments increased net loss by approximately $524,000 for the year ended December 31, 2014.

The adjustments to reflect the change in estimate as to the collectability of the Libya Receivable and related adjustments resulted in a decrease in basic and diluted earnings per share of $0.01 for the three months ended March 31, 2015 and an increase in basic and diluted earnings per share of $0.13 for the three months ended March 31, 2014.  Net earnings attributable to Hill decreased approximately $393,000 for the three months ended March 31, 2015 and earnings attributable to Hill increased approximately $5,255,000 for the three months ended March 31, 2014.

Effects of Restatement

This Amendment amends and restates the Original Form 10-Q to change the Company’s estimate of loss on its Libya Receivable as of December 31, 2012, subsequent recoveries of the Libya Receivable in 2013 and 2014 and certain unrelated adjustments as more fully described in Note 1 to the Consolidated Financial Statements and to reflect certain adjustments to accruals related to the Libya Receivable.  Revisions to the Original Form 10-Q have been made to the Company’s Consolidated Financial Statements and related disclosures in Part I - Item 1 - Financial Statements for the three months ended March 31, 2015 and 2014, and, where necessary, to the following other items to reflect the restatements:

•                  Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part I, Item 4 — Controls and Procedures

Also, Part II - Item 6 of this Amendment has been amended to include the restated financial statements, and to file or furnish, as the case may be, as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Restated)
	(unaudited)
Assets
Cash and cash equivalents	$25,785	$30,124
Cash - restricted	7,956	8,851
Accounts receivable, less allowance for doubtful accounts of $59,477 and $60,801	206,833	195,098
Accounts receivable - affiliates	5,932	3,993
Prepaid expenses and other current assets	14,235	14,277
Income taxes receivable	4,622	4,246
Deferred income tax assets	6,438	6,575
Total current assets	271,801	263,164
Property and equipment, net	14,850	11,643
Cash - restricted, net of current portion	7,726	7,156
Retainage receivable	3,267	3,300
Acquired intangibles, net	16,366	19,282
Goodwill	74,534	80,437
Investments	4,359	5,083
Deferred income tax assets	14,122	13,645
Other assets	16,709	15,899
Total assets	$423,734	$419,609
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$4,805	$6,361
Accounts payable and accrued expenses	98,218	93,637
Income taxes payable	8,656	9,306
Deferred revenue	18,758	19,896
Deferred income taxes	2,315	2,456
Other current liabilities	8,164	10,044
Total current liabilities	140,916	141,700
Notes payable and long-term debt, net of current maturities	135,145	121,875
Retainage payable	2,660	2,448
Deferred income taxes	13,676	15,661
Deferred revenue	12,366	12,193
Other liabilities	4,310	3,732
Total liabilities	309,073	297,609

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 56,920 shares issued at both March 31, 2015 and December 31, 2014	6	6
Additional paid-in capital	180,675	179,912
Accumulated deficit	(5,024)	(5,726)
Accumulated other comprehensive loss	(40,240)	(32,600)
	135,417	141,592
Less treasury stock of 6,546 shares at both March 31, 2015 and December 31, 2014, at cost	(28,304)	(28,304)
Hill International, Inc. share of equity	107,113	113,288
Noncontrolling interests	7,548	8,712
Total equity	114,661	122,000
Total liabilities and stockholders’ equity	$423,734	$419,609

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)

Consulting fee revenue	$151,141	$137,249
Reimbursable expenses	19,127	12,764
Total revenue	170,268	150,013

Cost of services	86,429	78,590
Reimbursable expenses	19,127	12,764
Total direct expenses	105,556	91,354

Gross profit	64,712	58,659
Selling, general and administrative expenses	58,923	47,711
Equity in losses of affiliate	183	—

Operating profit	5,606	10,948

Interest and related financing fees, net	3,574	5,076
Earnings before income taxes	2,032	5,872

Income tax expense	1,184	324
Net earnings	848	5,548

Less: net earnings - noncontrolling interests	146	240
Net earnings attributable to Hill International, Inc.	$702	$5,308

Basic earnings per common share - Hill International, Inc.	$0.01	$0.13
Basic weighted average common shares outstanding	50,373	39,795

Diluted earnings per common share - Hill International, Inc.	$0.01	$0.13
Diluted weighted average common shares outstanding	50,637	40,602

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Net earnings	$848	$5,548
Foreign currency translation adjustment, net of tax	(9,430)	1,459
Other, net	(59)	39
Comprehensive (loss) earnings	(8,641)	7,046
Comprehensive (loss) earnings attributable to noncontrolling interests	(1,164)	518
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(7,477)	$6,528

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$848	$5,548
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,440	2,427
Provision for bad debts	1,905	576
Interest accretion on term loan	—	2,086
Deferred income tax expense	(1,549)	(205)
Stock based compensation	761	797
Changes in operating assets and liabilities, net:
Restricted cash	(1,539)	374
Accounts receivable	(22,533)	(11,547)
Accounts receivable - affiliate	(1,939)	(221)
Prepaid expenses and other current assets	(1,190)	961
Income taxes receivable	(796)	115
Retainage receivable	33	62
Other assets	(1,618)	(491)
Accounts payable and accrued expenses	14,191	298
Income taxes payable	839	(2,202)
Deferred revenue	2,785	(529)
Other current liabilities	(1,540)	(1,425)
Retainage payable	219	(46)
Other liabilities	654	(1,077)
Net cash used in operating activities	(8,029)	(4,499)

Cash flows from investing activities:
Payments for purchase of property and equipment	(5,234)	(1,352)
Net cash used in investing activities	(5,234)	(1,352)

Cash flows from financing activities:
Due to bank	—	(2)
Payments on notes payable	—	(864)
Net borrowings on revolving loans	12,266	4,800
Dividends paid to noncontrolling interest	(173)	—
Proceeds from stock issued under employee stock purchase plan	2	36
Proceeds from exercise of stock options	—	136
Net cash provided by financing activities	12,095	4,106
Effect of exchange rate changes on cash	(3,171)	1,144
Net decrease in cash and cash equivalents	(4,339)	(601)
Cash and cash equivalents — beginning of period	30,124	30,381
Cash and cash equivalents — end of period	$25,785	$29,780

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Restatement and Revision of Previously Reported Consolidated Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 due to a change in the Company’s estimation of the collectability of its Libya Receivable. Due to the civil and political unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. At December 31, 2012, the Libya Receivable was approximately $59,937,000, however, because of the political instability and economic uncertainty within Libya and because a promised payment of $31,600,000 in 2011 never materialized, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  The Company has established a reserve against the entire Libya Receivable amounting to $59,937,000 and eliminated $11,388,000 of certain assets and net liabilities related to that receivable, consisting of sub-consultants and other contingent expenses in 2012, which are contractually owed only upon receipt of payment. These adjustments resulted in a net charge to selling, general and administrative expenses of $48,549,000 for the year ended December 31, 2012. We received approximately $2,880,000 and $6,631,000 in 2013 and 2014, respectively and have paid agency fees and certain taxes amounting to $640,000 and $1,638,000 in 2013 and 2014, respectively. We have accounted for these transactions as a net reduction of selling, general and administrative expenses of $2,240,000 and $4,948,000 in 2013 and 2014, respectively. In addition the Company recorded certain unrelated adjustments to consulting fee revenue, cost of services, selling, general and administrative expenses and income taxes for the year ended December 31, 2014 which also affected the three-month period ended March 31, 2015. In the aggregate, these unrelated adjustments decreased the net earnings by approximately $393,000 for the three months ended March 31, 2015.  These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.  The impact of correcting the misstatements on the Company’s consolidated balance sheets and consolidated statements of income, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2015 and 2014 is as follows:

	March 31, 2015
	As Previously Reported	Adjustment	As Restated
Selected Consolidated Balance Sheet Information
Prepaid expenses and other current assets	$14,799	$(564)	$14,235
Income taxes receivable	$3,209	$1,413	$4,622
Deferred income taxes	$1,051	$5,387	$6,438
Total current assets	$265,565	$6,236	$271,801
Accounts receivable - Libya	$48,967	$(48,967)	$—
Deferred income taxes	$16,367	$(2,245)	$14,122
Total assets	$468,710	$(44,976)	$423,734
Accounts payable and accrued expenses	$97,518	700	$98,218
Income taxes payable	$8,439	$217	$8,656
Deferred revenue	$17,991	$767	$18,758
Deferred income taxes	$138	$2,177	$2,315
Total current liabilities	$137,055	$3,861	$140,916
Deferred income taxes	$12,711	$965	$13,676
Other liabilities	$13,434	$(9,124)	$4,310
Total liabilities	$313,371	$(4,298)	$309,073
Retained earnings (deficit)	$37,254	$(42,278)	$(5,024)
Accumulated comprehensive loss	$(41,840)	$1,600	$(40,240)
Total equity	$155,339	$(40,678)	$114,661
Total liabilities and stockholders’ equity	$468,710	$(44,976)	$423,734

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated

Consolidated Income Statement
Consulting fee revenue	$152,453	(1,312)	151,141
Reimbursable expenses	19,127	—	19,127
Total revenue	171,580	(1,312)	170,268

Cost of services	86,689	(260)	86,429
Reimbursable expenses	19,127	—	19,127
Total direct costs	105,816	(260)	105,556

Gross profit	65,764	(1,052)	64,712
Selling, general and administrative expense	59,565	(642)	58,923
Equity in losses of affiliate	183	—	183

Operating profit	6,016	(410)	5,606
Interest and related financing fees, net	3,574	—	3,574

Earnings before income taxes	2,442	(410)	2,032
Income tax expense	1,163	21	1,184

Net earnings	1,279	(431)	848
Less: net earnings - noncontrolling interests	184	(38)	146

Net earnings attributable to Hill International, Inc.	$1,095	$(393)	$702

Basic earnings per common share - Hill International, Inc.	$0.02	$(0.01)	$0.01

Diluted earnings per common share - Hill International, Inc.	$0.02	$(0.01)	$0.01

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Consolidated Income Statement
Consulting fee revenue	$137,249	—	137,249
Reimbursable expenses	12,764	—	12,764
Total revenue	150,013	—	150,013

Cost of services	78,590	—	78,590
Reimbursable expenses	12,764	—	12,764
Total direct costs	91,354	—	91,354

Gross profit	58,659	—	58,659
Selling, general and administrative expense	52,659	(4,948)	47,711

Operating profit	6,000	4,948	10,948
Interest and related financing fees, net	5,076	—	5,076

Earnings before income taxes	924	4,948	5,872
Income tax expense	631	(307)	324

Net earnings	293	5,255	5,548
Less: net earnings - noncontrolling interests	240	—	240

Net earnings attributable to Hill International, Inc.	$53	$5,255	$5,308

Basic earnings per common share - Hill International, Inc.	$—	$0.13	$0.13

Diluted earnings per common share - Hill International, Inc.	$—	$0.13	$0.13

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated

Consolidated Statement of Comprehensive Earnings
Net earnings	$1,279	$(431)	$848
Foreign currency translation adjustment, net of tax	(9,430)	—	(9,430)
Other, net	(59)	—	(59)
Comprehensive loss	(8,210)	(431)	(8,641)
Comprehensive loss attributable to noncontrolling interests	(1,126)	(38)	(1,164)
Comprehensive loss attributable to Hill International, Inc.	$(7,084)	$(393)	$(7,477)

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Consolidated Statement of Comprehensive Loss
Net earnings	$293	$5,255	$5,548
Foreign currency translation adjustment, net of tax	1,459	—	1,459
Other, net	39	—	39
Comprehensive earnings	1,791	5,255	7,046
Comprehensive earnings attributable to noncontrolling interests	518	—	518
Comprehensive earnings attributable to Hill International, Inc.	$1,273	$5,255	$6,528

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated

Consolidated Statement of Cash Flows
Operating activities
Net earnings	$1,279	$(431)	$848
Depreciation and amortization	2,440	—	2,440
Provision for bad debts	1,905	—	1,905
Deferred income tax expense	(1,971)	422	(1,549)
Stock based compensation	761	—	761
Restricted cash	(1,539)	—	(1,539)
Accounts receivable	(23,375)	842	(22,533)
Accounts receivable, affiliate	(1,939)	—	(1,939)
Prepaid expenses and other current assets	(177)	(1,013)	(1,190)
Income taxes receivable	(796)	—	(796)
Retainage receivable	33	—	33
Other assets	(1,618)	—	(1,618)
Accounts payable and accrued expenses	15,060	(869)	14,191
Income taxes payable	1,239	(400)	839
Deferred revenue	1,372	1,413	2,785
Other current liabilities	(1,492)	(48)	(1,540)
Retainage payable	219	—	219
Other liabilities	570	84	654
Net cash used in operating activities	(8,029)	—	(8,029)

Investing activities
Net cash used in investing activities	(5,234)	—	(5,234)

Financing activities
Net cash provided by financing activities	12,095	—	12,095

Effect of exchange rate changes on cash	(3,171)	—	(3,171)

Net decrease in cash and cash equivalents	(4,339)	—	(4,339)
Cash and cash equivalents - beginning of period	30,124	—	30,124
Cash and cash equivalents - end of period	$25,785	$—	$25,785

	Three Months Ended March 31, 2014
	As Previously Reported	Adjustment	As Restated

Consolidated Statement of Cash Flows
Operating activities
Net earnings	$293	$5,255	$5,548
Depreciation and amortization	2,427	—	2,427
Provision for bad debts	576	—	576
Interest accretion on term loan	2,086		2,086
Deferred income tax expense	102	(307)	(205)
Stock based compensation	797	—	797
Restricted cash	374	—	374
Accounts receivable	(4,916)	(6,631)	(11,547)
Accounts receivable, affiliate	(221)	—	(221)
Prepaid expenses and other current assets	961	—	961
Income taxes receivable	115	—	115
Retainage receivable	62	—	62
Other assets	(491)	—	(491)
Accounts payable and accrued expenses	(1,385)	1,683	298
Income taxes payable	(2,202)	—	(2,202)
Deferred revenue	(529)	—	(529)
Other current liabilities	(1,425)	—	(1,425)
Retainage payable	(46)	—	(46)
Other liabilities	(1,077)	—	(1,077)
Net cash used in operating activities	(4,499)	—	(4,499)

Investing activities
Net cash used in investing activities	(1,352)	—	(1,352)

Financing activities
Net cash provided by financing activities	4,106	—	4,106

Effect of exchange rate changes on cash	1,144	—	1,144

Net decrease in cash and cash equivalents	(601)	—	(601)
Cash and cash equivalents - beginning of period	30,381	—	30,381
Cash and cash equivalents - end of period	$29,780	$—	$29,780

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

Note 3 — Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements.

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

Angus Octan Scotland Ltd.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Cadogans, with 27 professionals, has offices in Glasgow and Dundee.  The acquisition expanded Hill’s construction claims business and provided additional resources in the energy and industrial sectors.  Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition).  The consideration consists of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014, £400,000 ($640,000) on December 23, 2014, £519,000 ($830,000) to be paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).  Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 each ($160,000), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2015, 2016, 2017, 2018 and 2019 is equal to or greater than £396,000 ($633,000).  The Company accrued the potential additional consideration of £719,000 ($1,150,000), of which £519,000 is included in other current liabilities and £200,000 is included in other liabilities in the consolidated balance sheet at March 31, 2015.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2015	December 31, 2014
	(Restated)
Billed	$213,203	$210,460
Retainage, current portion	12,792	12,700
Unbilled	40,315	32,739
	266,310	255,899
Allowance for doubtful accounts	(59,477)	(60,801)
Total	$206,833	$195,098

Libya Receivable

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable at December 31, 2012.  During 2013, the Company received Payments against the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2014.  At March 31, 2015, after a decrease of approximately $1,459,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $48,967,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$33,825	$20,312	$36,412	$20,758
Acquired contract rights	10,989	9,779	11,387	9,717
Trade names	2,673	1,030	3,023	1,065

Total	$47,487	$31,121	$50,822	$31,540
Intangible assets, net	$16,366		$19,282

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2015	2014
$1,420	$1,586

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2015 (remaining 9 months)	$3,684
2016	3,712
2017	2,766
2018	1,879
2019	1,609

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2015 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2014	$53,669	$26,768	$80,437
Additions	—	—	—
Translation adjustments	(4,749)	(1,154)	(5,903)
Balance, March 31, 2015	$48,920	$25,614	$74,534

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2015	December 31, 2014
	(Restated)
Accounts payable	$35,062	$32,701
Accrued payroll and related expenses	44,145	41,205
Accrued subcontractor fees	5,092	3,930
Accrued agency fees	5,598	6,920
Accrued legal and professional fees	1,037	1,099
Other accrued expenses	7,284	7,782
	$98,218	$93,637

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2015	December 31, 2014

2014 Term Loan Facility	$119,400	$119,700
2014 Domestic Revolving Credit Facility	9,500	200
2014 International Revolving Credit Facility	4,440	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	4,479	5,037
Borrowings under unsecured credit facility with Ibercaja Bank in Spain	556	745
Borrowings under revolving credit facility with the National Bank of Abu Dhabi	1,575	—
	139,950	128,236
Less current maturities	4,805	6,361
Notes payable and long-term debt, net of current maturities	$135,145	$121,875

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants (see Note18).  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At March 31, 2015, non-permitted accounts receivable did not exceed the limits set forth above.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio:

Period Ended	Not to exceed	Actual
(Restated)
March 31, 2015	3.50 to 1.00	3.33 to 1.00

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

The Term Loan Facility has a term of six years, requires repayment of 0.25% of the original principal amount on a quarterly basis through September 30, 2020, and was fully funded at closing.  Any amounts repaid on the Term Loan Facility will not be available to be re-borrowed.

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

Note 11 — Earnings per Share

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

Note 12 — Share-Based Compensation

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

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2015 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
	(Restated)	(Restated)
Stockholders’ equity, December 31, 2014	$122,000	$113,288	$8,712
Net earnings	848	702	146
Other comprehensive loss	(8,950)	(7,640)	(1,310)
Comprehensive earnings	(8,102)	(6,938)	(1,164)
Additional paid in capital	763	763	—
Stockholders’ equity, March 31, 2015	$114,661	$107,113	$7,548

Note 14 — Income Taxes

The effective tax rates for the three months ended March 31, 2015 and 2014 were 58.3% and 5.5%, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  In addition, the Company recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $85,000 and $0 for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate is high in both years primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
(Loss) earnings before income taxes	$(10,636)	$12,668	$2,032	$(10,881)	$16,753	$5,872
Income tax expense, net	$—	$1,184	$1,184	$—	$324	$324

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

Note 15 — Business Segment Information

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

Selected information by business segment and geographical area is summarized below (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended March 31,
	2015		2014
	(Restated)
Project Management	$112,117	74.2%	$101,788	74.2%
Construction Claims	39,024	25.8	35,461	25.8
Total	$151,141	100.0%	$137,249	100.0%

Total Revenue

	Three Months Ended March 31,
	2015		2014
	(Restated)
Project Management	$129,995	76.3%	$113,169	75.4%
Construction Claims	40,273	23.7	36,844	24.6
Total	$170,268	100.0%	$150,013	100.0%

Operating Profit

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Project Management before equity in loss of affiliate	$12,788	$15,891
Equity in loss of affiliate	(183)	—
Total Project Management	12,605	15,891
Construction Claims	2,333	2,618
Corporate	(9,332)	(7,561)
Total	$5,606	$10,948

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2015	2014
Project Management	$1,636	$1,699
Construction Claims	759	674
Subtotal segments	2,395	2,373
Corporate	45	54
Total	$2,440	$2,427

Consulting Fee Revenue by Geographic Region

	Three Months Ended March 31,
	2015		2014
	(Restated)
U.S./Canada	$35,257	23.3%	$29,291	21.3%
Latin America	7,809	5.2	10,748	7.8
Europe	20,112	13.3	20,439	14.9
Middle East	74,274	49.1	63,135	46.0
Africa	7,063	4.7	6,264	4.6
Asia/Pacific	6,626	4.4	7,372	5.4
Total	$151,141	100.0%	$137,249	100.0%

U.S.	$34,423	22.8%	$28,378	20.7%
Non-U.S.	116,718	77.2	108,871	79.3
Total	$151,141	100.0%	$137,249	100.0%

For the quarter ended March 31, 2015, consulting fee revenue for the United Arab Emirates amounted to $25,288,000 representing 16.7% of the total and Saudi Arabia consulting fee revenue amounted to $15,748,000 representing 10.4% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended March 31, 2014, consulting fee revenue for the United Arab Emirates amounted to $16,490,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $15,657,000 representing 11.4% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Three Months Ended March 31,
	2015		2014
	(Restated)
U.S./Canada	$49,340	29.0%	$35,630	23.8%
Latin America	7,813	4.6	10,916	7.3
Europe	21,414	12.6	21,836	14.6
Middle East	76,762	45.1	66,844	44.6
Africa	8,199	4.8	7,156	4.8
Asia/Pacific	6,740	3.9	7,631	4.9
Total	$170,268	100.0%	$150,013	100.0%

U.S.	$48,475	28.5%	$34,741	23.2%
Non-U.S.	121,793	71.5	115,272	76.8
Total	$170,268	100.0%	$150,013	100.0%

For the quarter ended March 31, 2015, total revenue for the United Arab Emirates amounted to $25,527,000 representing 15.0% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2014, total revenue for Oman amounted to $18,009,000 representing 12.0% of the total and total revenue for the United Arab Emirates amounted to $16,701,000 representing 11.1% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type

	Three Months Ended March 31,
	2015		2014
	(Restated)
U.S. federal government	$2,456	1.6%	$3,365	2.5%
U.S. state, regional and local governments	20,091	13.3	16,342	11.9
Foreign governments	54,547	36.1	53,437	38.9
Private sector	74,047	49.0	64,105	46.7
Total	$151,141	100.0%	$137,249	100.0%

Total Revenue By Client Type

	Three Months Ended March 31,
	2015		2014
	(Restated)
U.S. federal government	$3,012	1.8%	$3,852	2.6%
U.S. state, regional and local governments	31,155	18.3	21,100	14.1
Foreign governments	58,138	34.1	57,746	38.5
Private sector	77,963	45.8	67,315	44.8
Total	$170,268	100.0%	$150,013	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	March 31, 2015	December 31, 2014
U.S./Canada	$6,670	$3,358
Latin America	1,290	1,101
Europe	1,636	2,191
Middle East	3,634	3,428
Africa	851	901
Asia/Pacific	769	664
Total	$14,850	$11,643

U.S.	$6,670	$3,358
Non-U.S.	8,180	8,285
Total	$14,850	$11,643

Note 16—Client Concentrations

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

Note 17 — Commitments and Contingencies

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

Acquisition-Related Contingencies

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 72% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  See Note 18.

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

Note 18 — Subsequent Events (Restated)

Financing

In connection with the restatement of its consolidated financial statements as of and for the year ended December 31, 2014, the Company became in technical default of its Secured Credit Facilities due to certain misrepresentations, reporting and affirmative covenant breaches.  On November 3, 2015, the Company received a waiver of the default.  The Company will pay fees of $81,900 and other out-of-pocket expenses incurred by the Administrative Agent.

On April 2, 2015, the Company received a $750,000 loan from the Philadelphia Industrial Development Corporation in connection with the Company’s corporate headquarters move to Philadelphia, Pennsylvania.  The loan bears interest at 2.75% per annum, is repayable in 144 equal monthly installments of $6,121, and matures on May 1, 2027.

Acquisitions

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”), a firm that provides project management services for international developers, institutional investors and major retailers.  IMS has approximately 80 professionals and is headquartered in Istanbul, Turkey.  Consideration consisted of an Initial Purchase Price of 12,500,000 Turkish Lira (“TRY”) (approximately $4,594,000 as of the closing date) comprised of TRY 3,942,000 (approximately $1,449,000) paid in cash on the closing date plus a second payment of TRY 8,558,000 (approximately $3,145,000) to be paid upon Hill’s receipt of IMS financial statements as of the closing date and satisfaction of other conditions precedent to closing, a Holdback Purchase Price of TRY 4,400,000 (approximately $1,617,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $625,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,286,000) or (ii) TRY 1,500,000 ($551,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,176,000).  Pro forma financial information has not been provided since the amounts are not material.

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

Stockholder Rights Plan

On May 4, 2015, our Board of Directors approved the adoption of a stockholder rights plan (the “Rights Plan”) that is intended to ensure that all stockholders have the opportunity to realize the long-term value of their investment in the Company and are protected from coercive and opportunistic takeover attempts.  Under the Rights Plan, stockholders of record as of May 18, 2015 will receive one preferred share purchase right for each share of our common stock held.  Initially these rights will not be exercisable and will trade with the shares of our common stock.  With certain exceptions, the rights become exercisable if any person or group acquires beneficial ownership of 15% or more of our common stock.  In that situation, each holder of a right (other than such person or members of such group, whose rights will become void and will not be exercisable) will be entitled to purchase a number of shares of our common stock that have a market value of twice the exercise price of the right.  Stockholders will not be required to take any action to receive the rights distribution.  Until the rights become exercisable, they will trade with the shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 2 has been amended and restated to give effect to the restatement of the Company’s consolidated financial statements due to a change in the accounting treatment for the Libya Receivable and certain related assets and liabilities as discussed in the Explanatory Note to this Amendment. See Note 1 to the consolidated financial statements in Item 1 of Part 1 of this report for additional information.

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

CFR increased $13,892,000, or 10.1%, to $151,141,000 during the first quarter of 2015 from $137,249,000 during the first quarter of 2014.  CFR for the Project Management segment increased $10,329,000, principally due to increased work in the Middle East, primarily the United Arab Emirates, Saudi Arabia and Qatar.  CFR for the Construction Claims segment increased by $3,563,000, or 10.0%, due primarily to increases in the Middle East.

Cost of services increased $7,839,000 or 10.0% to $86,429,000 during the first quarter of 2015 from $78,590,000 during the first quarter of 2014 as a result of an increase in billable employees and other direct expenses related to the additional work in the Middle East.

Gross profit increased $6,053,000, or 10.3%, to $64,712,000 during the first quarter of 2015 from $58,659,000 during the first quarter of 2014 due to the increases in CFR.  Gross profit as a percent of CFR was slightly higher at 42.8% during the first quarter of 2015 compared to 42.8% during the first quarter of 2014.

Selling, general and administrative expenses increased $11,212,000, or 23.5%, to $58,923,000 during the first quarter of 2015 from $47,711,000 during the first quarter of 2014.  As a percentage of CFR, selling, general and administrative expenses increased to 39.0% during the first quarter of 2015 compared to 34.8% during the first quarter of 2014 primarily due to the net credit of $4,948,000 in 2014 related to the payment received against the Libya receivable.

Operating profit was $5,606,000, during the first quarter of 2015 compared to $10,948,000 during the first quarter of 2014 due primarily to the $4,948,000 net credit in 2014 for the Libya cash receipts.

Income tax expense was $1,184,000 during the first quarter of 2015 compared to an income tax expense of $324,000 during the first quarter of 2014.  The change is primarily the result of a change in projected income and the mix of income among the various foreign tax jurisdictions.

Net earnings attributable to Hill were $702,000 during the first quarter of 2015, a decrease of 86.8%, from $5,308,000 during the first quarter of 2014.  Diluted earnings per common share were $0.01 during the first quarter of 2015 based upon 50,637,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.13 during the first quarter of 2014 based upon 40,602,000 diluted common shares outstanding.

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable as of December 31, 2012.  During 2013, the Company received payments against the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2014.  At March 31, 2015, after a decrease of approximately $1,459,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $48,967,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. In addition, we have completed a review of our global overhead cost structure and we are in the process of reducing more than $25,000,000 in annual overhead costs.  The areas most affected are personnel and related benefits and expenses.  We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.  Our total backlog was $995,000,000 as of March 31, 2015, a decrease of $41,000,000 from December 31, 2014.  Our 12-month backlog was $442,000,000 as of March 31, 2015, a decrease of $25,000,000 from December 31, 2014.  These decreases are primarily related reductions in the Middle East, Europe and Latin America.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to

Three Months Ended March 31, 2014

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended March 31,
	2015		2014		Change
	(Restated)				(Restated)
Project Management	$112,117	74.2%	$101,788	74.2%	$10,329	10.1%
Construction Claims	39,024	25.8	35,461	25.8	3,563	10.0
Total	$151,141	100.0%	$137,249	100.0%	$13,892	10.1%

The increase in CFR included an organic increase of 9.4% primarily in the Middle East and the United States and an increase of 0.7% due to the acquisition of Cadogans in October 2014.

The increase in Project Management CFR was all organic and consisted of a $5,401,000 increase in foreign projects and an increase of $4,928,000 in domestic projects.  The increase in foreign Project Management CFR included an increase of $7,385,000 in the United Arab Emirates, $1,726,000 in Saudi Arabia and $916,000 in Qatar. These increases were partially offset by a decrease of $1,331,000 in Brazil primarily due to an economic slow-down in the region.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.

The increase in Construction Claims CFR was comprised of an organic increase of 7.3% and a 2.7% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East and Africa.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended March 31,
	2015		2014		Change
Project Management	$17,878	93.5%	$11,381	89.2%	$6,497	57.1%
Construction Claims	1,249	6.5	1,383	10.8	(134)	(9.7)
Total	$19,127	100.0%	$12,764	100.0%	$6,363	49.9%

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

Cost of Services (dollars in thousands)

	Three Months Ended March 31,
	2015			2014			Change
	(Restated)						(Restated)
			% of			% of
			CFR			CFR
Project Management	$68,731	79.5%	61.3%	$62,752	79.8%	61.6%	$5,979	9.5%
Construction Claims	17,698	20.5	45.4	15,838	20.2	44.7	1,860	11.7
Total	$86,429	100.0%	57.2%	$78,590	100.0%	57.3%	$7,839	10.0%

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

Gross Profit (dollars in thousands)

	Three Months Ended March 31,
	2015			2014			Change
	(Restated)						(Restated)
			% of			% of
			CFR			CFR
Project Management	$43,386	67.0%	38.7%	$39,036	66.5%	38.4%	$4,350	11.1%
Construction Claims	21,326	33.0	54.6	19,623	33.5	55.3	1,703	8.7
Total	$64,712	100.0%	42.8%	$58,659	100.0%	42.7%	$6,053	10.3%

The increase in Project Management gross profit included an increase of $2,126,000 from international operations, primarily due to increases from the Middle East, principally the United Arab Emirates, Saudi Arabia and Qatar, partially offset by a decrease in Latin America. There was an increase in gross profit in the United States of $2,224,000, primarily in the Northeast, Mid-Atlantic and Western regions.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Africa and Cadogans, partially offset by a decrease in Asia/Pacific.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended March 31,
	2015		2014		Change
	(Restated)				(Restated)
	% of			% of
	CFR			CFR
SG&A Expenses	$58,923	39.0%	$47,711	34.8%	$11,212	23.5%

The increase in SG&A expenses included $548,000 due to the acquisition of Cadogans.

Discrete items which impacted SG&A expenses are as follows:

•                  A net credit of $4,948,000 in 2014 as a result of cash recoveries against the Libya Receivable; and

•                  A credit of $1,225,000 in 2013 due to a reduction of a price guarantee on shares of the Company’s common stock issued in connection with the CPI acquisition.

Other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $3,413,000 primarily due to beginning of the year pay increases and increases in staff in the Middle East in support of increased work. As a percentage of CFR, unapplied and indirect labor was slightly lower in 2015 at 24.9% compared to 25.3% in 2014; and

•                  An increase of $1,329,000 in bad debt expense including a write-off of $690,000 related to a litigation settlement.

Operating Profit (dollars in thousands)

	Three Months Ended March 31,
	2015		2014		Change
	(Restated)				(Restated)
		% of		% of
		CFR		CFR

Project Management before equity in losses of affiliates	$12,788	11.4%	$15,891	10.8%	$(3,103)	(15.1)%
Equity in losses of affiliates	(183)	(0.2)	—		(183)	N.M.
Total Project Management	12,605	11.2	15,891	10.8	(3,286)	(20.7)
Construction Claims	2,333	6.0	2,618	7.4	(285)	(10.9)
Corporate	(9,332)	—	(7,561)		(1,771)	23.4
Total	$5,606	3.7%	$10,948	4.4%	$(5,342)	(48.8)%

The decrease in Project Management operating profit was due to the net credit of $4,948,000 in 2014 related to the payment received in 2014 against the Libya Receivable offset by increases in the Middle East, primarily the United Arab Emirates, Saudi Arabia and Qatar, partially offset by decreases in Latin America and Europe.

The decrease in Construction Claims operating profit was primarily due to decreases in Asia/Pacific and Europe, partially offset by an increase in the Middle East.

Corporate expenses increased by $1,771,000 which was primarily due to salary increases and information technology and depreciation costs in support of growing operations overseas. Corporate expenses increased by 23.4% compared to an increase of 10.1% in CFR. Corporate expenses represented 6.2% of CFR during the quarter ended March 31, 2015 compared to 5.5% during the quarter ended March 31, 2014.

Interest and Related Financing Fees, net

Net interest and related financing fees decreased $1,502,000 to $3,574,000 during the three months ended March 31, 2015 as compared with $5,076,000 during the three months ended March 31, 2014, primarily due to the 2014 interest accretion related to the previous term loan agreement which was refinanced in the third quarter of 2014.

Income Taxes

For the three months ended March 31, 2015 and 2014, the Company recognized income tax expense of $1,184,000 and $324,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2015 and 2014 were 58.3% and 5.5%, respectively. The increase in the Company’s effective tax rate in 2015 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net earnings attributable to Hill International, Inc. for the quarter ended March 31, 2015 were $702,000, or $0.01 per diluted common share based on 50,637,000 diluted common shares outstanding, as compared to net earnings in the first quarter of 2014 of $5,308,000, or $0.13 per diluted common share based upon 40,602,000 diluted common shares outstanding.

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

	Three Months Ended March 31,
	2015	2014
	(Restated)	(Restated)
Net earnings	$702	$5,308
Interest expense, net	3,574	5,076
Income tax expense	1,184	324
Depreciation and amortization	2,440	2,427
EBITDA	$7,900	$13,135

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

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable at December 31, 2012.  During 2013, the Company received payments against the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received approximately $6,631,000 against the Libya Receivable and paid approximately $1,683,000 in agency fees and certain taxes related to the Libya Receivable which has been reflected as a $4,948,000 net reduction of selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2014.  At March 31, 2015, after a decrease of approximately $1,459,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $48,967,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

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

Operating Activities

Our operations used cash of $8,029,000 for the three months ended March 31, 2015. This compares to cash used in operating activities of $4,499,000 for the three months ended March 31, 2014.  We had consolidated net earnings in the three months ended March 31, 2015 amounting to $848,000 compared to net earnings of $5,548,000 in the three months ended March 31, 2014.  Depreciation and amortization was $2,440,000 during the three months ended March 31, 2015 compared to $2,427,000 during the first three months ended March 31, 2014; the increase in this category is due to the acquisition of Cadogans during the fourth quarter of 2014, partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

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

Financing Activities

Net cash provided by financing activities was $12,095,000. We received $12,266,000 from borrowings under our various credit facilities.  We also received $2,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options.  We paid out dividends to non-controlling interests in the amount of $173,000.

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

At March 31, 2015, our backlog was approximately $995,000,000 compared to approximately $1,036,000,000 at December 31, 2014. At March 31, 2015 and December 31, 2014, backlog attributable to future work in Libya amounting to approximately $44,000,000 was excluded from our backlog in each period due to the uncertainty surrounding the Libya Receivable and the political instability in Libya. We estimate that approximately $442,000,000, or 44.4% of the backlog at March 31, 2015, will be recognized during the twelve months subsequent to March 31, 2015.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of March 31, 2015 (Restated):
Project Management	$946,000	95.1%	$394,000	89.1%
Construction Claims	49,000	4.9	48,000	10.9
Total	$995,000	100.0%	$442,000	100.0%

As of December 31, 2014:
Project Management	$990,000	95.6%	$421,000	90.1%
Construction Claims	46,000	4.4	46,000	9.9
Total	$1,036,000	100.0%	$467,000	100.0%

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2014 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2014 Annual Report.

Item 4.   Controls and Procedures.

In connection with filing the Original Form 10-Q, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 to the consolidated financial statements included in Item 8 of the 2014 Annual Report on Form10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2014 Annual Report on Form10-K/A, our disclosure controls and procedures were ineffective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2014, 2013, and 2012, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2014 Annual Report on Form 10-K/A.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2015, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2014 Annual Report on Form 10-K/A, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A of our 2014 Annual Report on Form 10-K/A, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in our 2014 Annual Report on Form 10-K/A. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing existing procedures and controls to more thoroughly assess unusual significant items

•                  Enhancing our close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q/A.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2014, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10-K/A.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2014 Annual Report on Form 10-K/A, except as follows:

Provisions in our organizational documents, stockholder rights agreement, and Delaware law could discourage potential acquisition proposals, could delay or prevent a change in control of the Company that our stockholders may consider favorable and could adversely affect the market value of our common stock.

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

31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS   XBRL Instance Document(Furnished for purposes of sections 11 and 12 of the Securities Act of 1933, as amended).

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

Hill International, Inc.

Dated: November 10, 2015	By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2015	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 10, 2015	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)