Form 10-Q/A
period 2015-06-30
Hill International, Inc.
filed 2015-11-10
CIK 1287808

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

EXPLANATORY NOTE

Hill International, Inc. (“Hill” or the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Original Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (the “Original Filing Date”) to restate and amend the Company’s previously issued consolidated financial statements and related financial information for the six months ended June 30, 2015 and 2014 included in its Original Form 10-Q to reflect a change related to its accounting treatment for accounts receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”) (the “Libya Receivable”) and certain related liabilities.  The Company has included significant disclosures regarding the status of the Libya Receivable in its prior periodic reports filed with the SEC.  In addition, concurrently with the filing of this Amendment, the Company is filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2014 to restate is previously issued consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2015 to restate its previously issued consolidated financial statements for the three months ended March 31, 2015 and 2014.

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

Background

The Company began work in Libya in 2007.  From that time through early 2010, the Company had received payments totaling approximately $104,000,000 related to its services there.  In April 2010, the Libyan government halted all payments to firms pending a review of the government procurement process.  The Company continued to work during the review period and during that time its Libya Receivable balance grew to approximately $76,000,000.  At the completion of its review in November 2010, the Libyan agency responsible for auditing contracts, RQABA, acknowledged that our receivables were proper and were owed in full.  In December 2010 and January 2011, we received payments totaling $15,900,000 and were advised that an additional $31,600,000 had been scheduled for payment.  In February 2011, due to civil and political unrest in Libya, we suspended our operations in and demobilized substantially all of our personnel from Libya.  During the second half of 2011, the Company received various communications from ODAC requesting that the Company re-submit all open invoices for processing since much of the original documentation had been lost during the turmoil.  The Company complied with ODAC’s request and accordingly re-submitted copies of all open invoices.  This pro-active request from ODAC, in the Company’s assessment, provided evidence of ODAC’s intention to fulfill its obligations that existed prior to the political unrest.  During late 2012 and early 2013, the Company was advised by ODAC that, due to the political division in the country, payments had been temporarily restricted to local payroll.  During late 2013 and early 2014, the Company received payments of approximately $9,500,000 from ODAC who also posted a letter of credit of approximately $14,000,000 in the Company’s favor which expired on June 30, 2014.  Management believed that this was a positive indication that ODAC intended to fulfill its obligations to the Company.

In connection with a review by the staff (the “Staff”) of the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, Form 10-Q for the quarter ended March 31, 2015 and Definitive Proxy Statement filed April 30, 2015 (the “Staff Review”), the Staff made inquiries with respect to the accounting treatment of the Libya Receivable.  After subsequent communications between the Staff and the Company relating to the Staff Review, the Company, under the direction of its Audit Committee, re-evaluated its historical and then current practices with respect to analyzing the collectability of accounts receivable in accordance with accounting principles generally accepted in the United States.  In connection with this re-evaluation, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  Therefore, the Company reserved the entire Libya Receivable of $59,937,000 and eliminated $11,388,000 of certain assets and liabilities related to that receivable resulting in a net adjustment of $48,549,000 which was charged to selling, general and administrative expenses for the year ended December 31, 2012. Additionally, the Company has reflected subsequent receipts against the Libya Receivable, net of payments for the related agency fees and certain taxes, as reductions of selling, general and administrative expenses.  Accordingly, the Company reflected 2013 receipts of approximately

$2,880,000 and payments of approximately $640,000 as a net reduction of selling, general and administrative expenses amounting to approximately $2,880,000 plus a related income tax expense adjustment of $307,000 for the year ended December 31, 2013, and 2014 receipts of approximately $6,631,000 and payments of approximately $1,683,000 as a net reduction of selling, general and administrative expenses amounting to approximately $4,948,000 plus a related income tax benefit of $307,000 for the year ended December 31, 2014.  In addition, the Company recorded certain unrelated adjustments to consulting fee revenues, cost of services, selling, general and administrative expenses and taxes for the year ended December 31, 2014. These unrelated adjustments decreased net earnings by approximately $393,000 for the six months ended June 30, 2015. These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.

The adjustments to reflect the change in estimate as to the collectability of the Libya Receivable and related adjustments resulted in a decrease in basic and diluted earnings per share of $0.01 for the six months ended June 30, 2015 and an increase in basic and diluted earnings per share of $0.13 and $0.12, respectively, for the six months ended June 30, 2014.  Net earnings attributable to Hill decreased approximately $393,000 for the six months ended June 30, 2015 and earnings attributable to Hill increased approximately $5,255,000 for the six months ended June 30, 2014.

Effects of Restatement

This Amendment amends and restates the Original Form 10-Q to change the Company’s estimate of loss on its Libya Receivable as of December 31, 2012, subsequent recoveries of the Libya Receivable in 2013 and 2014 and certain unrelated adjustments as more fully described in Note 1 to the Consolidated Financial Statements and to reflect certain adjustments to accruals related to the Libya Receivable.  Revisions to the Original Form 10-Q have been made to the Company’s Consolidated Financial Statements and related disclosures in Part I - Item 1 - Financial Statements for the six months ended June 30, 2015 and 2014, and, where necessary, to the following other items to reflect the restatements:

•                  Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                  Part I, Item 4 — Controls and Procedures

Part II - Item 6 of this Amendment has been amended to include as exhibits currently dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.                   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Restated)
	(unaudited)
Assets
Cash and cash equivalents	$31,571	$30,124
Cash - restricted	14,276	8,851
Accounts receivable, less allowance for doubtful accounts of $60,285 and $60,801	237,501	195,098
Accounts receivable - affiliate	8,935	3,993
Prepaid expenses and other current assets	13,922	14,277
Income taxes receivable	5,253	4,246
Deferred income tax assets	6,442	6,575
Total current assets	317,900	263,164
Property and equipment, net	21,440	11,643
Cash - restricted, net of current portion	306	7,156
Retainage receivable	2,932	3,300
Acquired intangibles, net	19,075	19,282
Goodwill	79,990	80,437
Investments	3,927	5,083
Deferred income tax assets	14,015	13,645
Other assets	16,812	15,899
Total assets	$476,397	$419,609
Liabilities and Stockholders’ Equity

Current maturities of notes payable	$4,806	$6,361
Accounts payable and accrued expenses	117,163	93,637
Income taxes payable	10,082	9,306
Deferred revenue	19,416	19,896
Deferred income taxes	2,380	2,456
Other current liabilities	14,141	10,044
Total current liabilities	167,988	141,700
Notes payable, net of current maturities	148,280	121,875
Retainage payable	2,901	2,448
Deferred income taxes	14,932	15,661
Deferred revenue	15,267	12,193
Other liabilities	9,171	3,732
Total liabilities	358,539	297,609
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 57,217 shares and 56,920 shares issued at June 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	178,163	179,912
Accumulated deficit	(629)	(5,726)
Accumulated other comprehensive loss	(35,993)	(32,600)
	141,547	141,592
Less treasury stock of 6,614 shares and 6,546 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(28,665)	(28,304)
Hill International, Inc. share of equity	112,882	113,288
Noncontrolling interests	4,976	8,712
Total equity	117,858	122,000
Total liabilities and stockholders’ equity	$476,397	$419,609

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
			(Restated)	(Restated)
Consulting fee revenue	$159,738	$144,515	$310,879	$281,764
Reimbursable expenses	21,910	15,124	41,037	27,888
Total revenue	181,648	159,639	351,916	309,652

Cost of services	92,400	83,246	178,829	161,836
Reimbursable expenses	21,910	15,124	41,037	27,888
Total direct expenses	114,310	98,370	219,866	189,724

Gross profit	67,338	61,269	132,050	119,928

Selling, general and administrative expenses	56,652	52,614	115,575	100,325
Equity in losses of affiliate	34	—	217	—
Operating profit	10,652	8,655	16,258	19,603

Interest expense and related financing fees, net	3,531	5,646	7,105	10,722

Earnings before income taxes	7,121	3,009	9,153	8,881
Income tax expense	2,586	993	3,770	1,317

Net earnings	4,535	2,016	5,383	7,564

Less: net earnings - noncontrolling interests	140	498	286	738

Net earnings attributable to Hill International, Inc.	$4,395	$1,518	$5,097	$6,826

Basic earnings per common share - Hill International, Inc.	$0.09	$0.04	$0.10	$0.17
Basic weighted average common shares outstanding	50,483	40,568	50,429	40,184

Diluted earnings per common share - Hill International, Inc.	$0.09	$0.04	$0.10	$0.16
Diluted weighted average common shares outstanding	51,495	42,591	51,010	41,570

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)	(Restated)
Consolidated net earnings	$4,535	$2,016	$5,383	$7,564
Foreign currency translation adjustment, net of tax	2,150	2,202	(7,280)	3,661
Other, net	(76)	383	(135)	422
Comprehensive earnings (loss)	6,609	4,601	(2,032)	11,647
Comprehensive (loss) earnings attributable to noncontrolling interests	(2,572)	407	(3,736)	925
Comprehensive earnings attributable to Hill International, Inc.	$9,181	$4,194	$1,704	$10,722

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Restated)	(Restated)
Cash flows from operating activities:
Net earnings	$5,383	$7,564
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,423	4,864
Provision for bad debts	2,441	442
Interest accretion on term loan	—	4,247
Deferred tax expense	(1,033)	—
Share based compensation	1,461	1,927
Changes in operating assets and liabilities, net:
Restricted cash	229	1,726
Accounts receivable	(52,404)	(26,034)
Accounts receivable - affiliate	(3,564)	(566)
Prepaid expenses and other current assets	(437)	(655)
Income taxes receivable	(1,347)	49
Retainage receivable	368	(134)
Other assets	(937)	(2,232)
Accounts payable and accrued expenses	30,562	11,014
Income taxes payable	548	(4,610)
Deferred revenue	5,067	(2,614)
Other current liabilities	(811)	(790)
Retainage payable	458	14
Other liabilities	1,124	(1,842)
Net cash used in operating activities	(7,469)	(7,630)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,384)	—
Payments for purchase of property and equipment	(9,059)	(2,372)
Net cash used in investing activities	(13,443)	(2,372)
Cash flows from financing activities:
Net borrowings on revolving loans	24,245	4,626
Proceeds from Philadelphia Industrial Development Corporation loan	750	—
Payments on Philadelphia Industrial Development Corporation loan	(13)	—
Payments on notes payable	—	(1,160)
Due to bank	—	(2)
Dividends paid to noncontrolling interest	(130)
Proceeds from stock issued under employee stock purchase plan	32	54
Proceeds from exercise of stock options	137	879
Net cash provided by financing activities	25,021	4,397
Effect of exchange rate changes on cash	(2,662)	2,071
Net increase (decrease) in cash and cash equivalents	1,447	(3,534)
Cash and cash equivalents — beginning of period	30,124	30,381
Cash and cash equivalents — end of period	$31,571	$26,847

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Restatement and Revision to Previously Reported Consolidated Financial Statements

The Company has restated its consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 and for the quarterly periods ended June 30, 2015 and 2014 due to a change in the Company’s estimation of the collectability of its Libya Receivable. Due to the civil and political unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. At December 31, 2012, the Libya Receivable was approximately $59,937,000, however, because of the political instability and economic uncertainty within Libya and because a promised payment of $31,600,000 in 2011 never materialized, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  The Company has established a reserve against the entire Libya Receivable amounting to $59,937,000 and eliminated $11,388,000 of certain assets and net liabilities related to that receivable, consisting of sub-consultants and other contingent expenses in 2012, which are contractually owed only upon receipt of payment. These adjustments resulted in a net charge to selling, general and administrative expenses of $48,549,000 for the year ended December 31, 2012. We received approximately $2,880,000 and $6,631,000 in 2013 and 2014, respectively and have paid agency fees and certain taxes amounting to $640,000 and $1,638,000 in 2013 and 2014, respectively. We have accounted for these transactions as a net reduction of selling, general and administrative expenses of $2,240,000 and $4,948,000 in 2013 and 2014, respectively. In addition the Company recorded certain unrelated adjustments to consulting fee revenue, cost of services, selling, general and administrative expenses and income taxes for the year ended December 31, 2014 which also affected those items in the six-month period ended June 30, 2015. In the aggregate, these unrelated adjustments decreased the net earnings by approximately $393,000 for the six months ended June 30, 2015. These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements.  The impact of correcting the misstatement on the Company’s consolidated balance sheets and consolidated statements of income, comprehensive income (loss) and cash flows is as follows:

	June 30, 2015
	As Previously Reported	Adjustment	As Restated
Selected Balance Sheet Information
Prepaid expenses and other current assets	$14,486	$(564)	$13,922
Income taxes receivable	$3,840	$1,413	$5,253
Deferred income tax assets	$1,055	$5,387	$6,442
Total current assets	$311,664	$6,236	$317,900
Accounts receivable - Libya	$49,759	$(49,759)	$—
Deferred income tax assets	$16,260	$(2,245)	$14,015
Total assets	$522,165	$(45,768)	$476,397
Accounts payable and accrued expenses	$116,463	700	117,163
Income taxes payable	$9,865	$217	$10,082
Deferred revenue	$18,649	$767	$19,416
Deferred income taxes	$203	$2,177	$2,380
Total current liabilities	$164,127	$3,861	$167,988
Deferred income taxes	$13,967	$965	$14,932
Other liabilities	$18,454	$(9,283)	$9,171
Total liabilities	$362,996	$(4,457)	$358,539
Retained earnings	$41,649	$(42,278)	$(629)
Accumulated other comprehensive loss	$(36,960)	$967	$(35,993)
Hill International, Inc. share of equity	$154,193	$(41,311)	$112,882
Total equity	$159,169	$(41,311)	$117,858
Total liabilities and stockholders’ equity	$522,165	$(45,768)	$476,397

	Six months ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Income Statement
Consulting fee revenue	$312,191	$(1,312)	$310,879
Reimbursable expenses	41,037	—	41,037
Total revenue	353,228	(1,312)	351,916

Cost of services	179,089	(260)	178,829
Reimbursable expenses	41,037	—	41,037
Total direct costs	220,126	(260)	219,866

Gross profit	133,102	(1,052)	132,050
Selling, general and administrative expenses	116,217	(642)	115,575
Equity in losses of affiliates	217	—	217
Ooperating profit	16,668	(410)	16,258

Interest and related financing fees, net	7,105	—	7,105

Earnings before income taxes	9,563	(410)	9,153
Income tax expense	3,749	21	3,770

Net earnings	5,814	(431)	5,383

Less: net earnings - noncontrolling interests	324	(38)	286

Net earnings attributable to Hill International, Inc.	$5,490	$(393)	$5,097

Basic earnings per common share - Hill International, Inc.	$0.11	$(0.01)	$0.10

Diluted earnings per common share - Hill International, Inc.	$0.11	$(0.01)	$0.10

	Six months ended June 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Income Statement
Consulting fee revenue	$281,764	$—	$281,764
Reimbursable expenses	27,888	—	27,888
Total revenue	309,652	—	309,652

Cost of services	161,836	—	161,836
Reimbursable expenses	27,888	—	27,888
Total direct costs	189,724	—	189,724

Gross profit	119,928	—	119,928
Selling, general and administrative expenses	105,273	(4,948)	100,325
Ooperating profit	14,655	4,948	19,603

Interest and related financing fees, net	10,722	—	10,722

Earnings before income taxes	3,933	4,948	8,881
Income tax expense	1,624	(307)	1,317

Net earnings	2,309	5,255	7,564

Less: net earnings - noncontrolling interests	738	—	738

Net earnings attributable to Hill International, Inc.	$1,571	$5,255	$6,826

Basic earnings per common share - Hill International, Inc.	$0.04	$0.13	$0.17

Diluted earnings per common share - Hill International, Inc.	$0.04	$0.12	$0.16

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Earnings
Consolidated net earnings	$5,814	$(431)	$5,383
Foreign currency translation, net of tax	(7,186)	(94)	(7,280)
Other, net	(135)	—	(135)
Comprehensive earnings (loss)	(1,507)	(525)	(2,032)
Comprehensive loss attributable to noncontrolling interests	(3,698)	(38)	(3,736)
Comprehensive earnings attributable to Hill International, Inc.	$2,191	$(487)	$1,704

	Six Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Comprehensive Earnings
Consolidated net earnings	$2,309	$5,255	$7,564
Foreign currency translation, net of tax	2,549	1,112	3,661
Other, net	422	—	422
Comprehensive earnings (loss)	5,280	6,367	11,647
Comprehensive loss attributable to noncontrolling interests	925	—	925
Comprehensive earnings attributable to Hill International, Inc.	$4,355	$6,367	$10,722

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Operating activities
Net earnings	$5,814	$(431)	$5,383
Depreciation and amortization	5,423	—	5,423
Provision for bad debts	2,441	—	2,441
Deferred tax expense	(1,455)	422	(1,033)
Share based compensation	1,461	—	1,461
Restricted cash	229	—	229
Accounts receivable	(53,246)	842	(52,404)
Accounts receivable - affiliate	(3,564)	—	(3,564)
Prepaid expenses and other current assets	576	(1,013)	(437)
Income taxes receivable	(1,347)	—	(1,347)
Retainage reveivable	368	—	368
Other assets	(937)	—	(937)
Accounts payable and accrued expenses	31,431	(869)	30,562
Income taxes payable	948	(400)	548
Deferred revenue	3,654	1,413	5,067
Other current liabilities	(763)	(48)	(811)
Retainage payable	458	—	458
Other liabilities	1,040	84	1,124
Net cash used in operating activities	(7,469)	—	(7,469)

Investing activities
Net cash used in investing activities	(13,443)	—	(13,443)

Financing activities
Net cash provided by financing activities	25,021	—	25,021

Effect of exchange rate changes on cash	(2,662)	—	(2,662)

Net increase in cash and cash equivalents	1,447	—	1,447
Cash and cash equivalents - beginning of period	30,124	—	30,124
Cash and cash equivalents - end of period	$31,571	$—	$31,571

	Six Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Operating activities
Net earnings	$2,309	$5,255	$7,564
Depreciation and amortization	4,864	—	4,864
Provision for bad debts	442	—	442
Interest accretion on term loan	4,247		4,247
Deferred tax expense	307	(307)	—
Share based compensation	1,927	—	1,927
Restricted cash	1,726	—	1,726
Accounts receivable	(19,403)	(6,631)	(26,034)
Accounts receivable - affiliate	(566)	—	(566)
Prepaid expenses and other current assets	(655)	—	(655)
Income taxes receivable	49	—	49
Retainage reveivable	(134)	—	(134)
Other assets	(2,232)	—	(2,232)
Accounts payable and accrued expenses	9,331	1,683	11,014
Income taxes payable	(4,610)	—	(4,610)
Deferred revenue	(2,614)	—	(2,614)
Other current liabilities	(790)	—	(790)
Retainage payable	14	—	14
Other liabilities	(1,842)	—	(1,842)
Net cash used in operating activities	(7,630)	—	(7,630)

Investing activities
Net cash used in investing activities	(2,372)	—	(2,372)

Financing activities
Net cash provided by financing activities	4,397	—	4,397

Effect of exchange rate changes on cash	2,071	—	2,071

Net increase in cash and cash equivalents	(3,534)	—	(3,534)
Cash and cash equivalents - beginning of period	30,381	—	30,381
Cash and cash equivalents - end of period	$26,847	$—	$26,847

Note 2 - The Company

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

Collaborative Partners, Inc.

In May 2015, the Company paid the final installment to the sellers by issuing 148,460 shares of its common stock valued at $530,000.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2015	December 31, 2014
	(Restated)
Billed	$243,976	$210,460
Retainage, current portion	11,991	12,700
Unbilled	41,819	32,739
	297,786	255,899
Allowance for doubtful accounts	(60,285)	(60,801)
	$237,501	$195,098

Libya Receivable

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable as of December 31, 2012.  During 2013, the Company received approximately $2,880,000 against the receivable. In the first quarter of 2014, the Company received additional payments of approximately $6,631,000 against the receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the six-months ended June 30, 2014.  At June 30, 2015, after a decrease of approximately $667,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,759,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$37,034	$21,891	$36,412	$20,758
Acquired contract rights	12,553	10,398	11,387	9,717
Trade names	2,922	1,145	3,023	1,065
Total	$52,509	$33,434	$50,822	$31,540
Intangible assets, net	$19,075		$19,282

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$1,611	$1,546	$3,031	$3,132

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense

2015 (remaining 6 months)	$3,110
2016	4,646
2017	3,273
2018	2,145
2019	1,872

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2015 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2014	$53,669	$26,768	$80,437
Additions	3,522	—	3,522
Translation adjustments	(3,752)	(217)	(3,969)
Balance, June 30, 2015	$53,439	$26,551	$79,990

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2015	December 31, 2014
	(Restated)
Accounts payable	$46,408	$32,701
Accrued payroll	48,096	41,205
Accrued subcontractor fees	6,933	3,930
Accrued agency fees	6,589	6,920
Accrued legal and professional fees	3,149	1,099
Other accrued expenses	5,988	7,782
	$117,163	$93,637

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	June 30, 2015	December 31, 2014

Term Loan Facility	$119,100	$119,700
Domestic Revolving Credit Facility	16,000	200
International Revolving Credit Facility	10,434	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	4,624	5,037
Borrowing under unsecured credit facility with Ibercaja Bank in Spain	392	745
Borrowing under revolving credit facility with the National Bank of Abu Dhabi	1,574	—
Borrowing from Philadelphia Industrial Development Corporation	737	—
Other notes payable	225	—
	153,086	128,236
Less current maturities	4,806	6,361
Notes payable and long-term debt, net of current maturities	$148,280	$121,875

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants (see Note 19).  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to

$10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant permits the U.S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At June 30, 2015, non-permitted accounts receivable did not exceed the limits set forth above.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio at June 30, 2015:

Not to exceed	Actual
(Restated)
3.50 to 1.00	3.41 to 1.00

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

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six Months Ended June 30,
	2015	2014
Interest and related financing fees paid	$6,174	$7,097

Income taxes paid	$1,258	$6,616

Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$3,894	$—

Reduction of noncontrolling interest in connection with acquisition of an additional interest in Engineering S.A.	—	$(2,649)

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$530	$618

Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$361	$538

Note 11 — Earnings per Share

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

Note 12 — Share-Based Compensation

At June 30, 2015, the Company had approximately 7,841,000 options outstanding with a weighted average exercise price of $4.39.  During the six months ended June 30, 2015, the Company granted 1,025,000 options which vest over a five-year period. The options have a weighted-average exercise price of $3.97 and a weighted average contractual life of 7.0 years. The aggregate fair value of the options was $2,097,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 5.0 years; volatility — 59.9% and risk-free interest rate — 1.48%. During the first six months of 2015, options for approximately 139,000 shares with a weighted average exercise price of $3.59 were exercised, options for approximately 377,000 shares with a weighted average exercise price of $6.94 lapsed and options for 28,000 shares with a weighted average exercise price of $4.40 were forfeited.

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

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2015 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
	(Restated)	(Restated)	(Restated)
Stockholders’ equity, December 31, 2014	$122,000	$113,288	$8,712
Net earnings	5,383	5,097	286
Other comprehensive (loss)	(7,415)	(3,393)	(4,022)
Comprehensive earnings (loss)	(2,032)	1,704	(3,736)
Additional paid in capital	1,991	1,991	—
Acquisition of treasury stock	(361)	(361)	—
Adjustment related to ESA put options	(4,270)	(4,270)	—
Stock issued for acquisition of CPI	530	530	—
Stockholders’ equity, June 30, 2015	$117,858	$112,882	$4,976

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

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options.  The Company intends to pay the liability in shares of its common stock.  See Note 17 for further information.

On May 4, 2015, the Company’s Board of Directors approved the adoption of a stockholder rights plan and, on June 9, 2015, they rescinded that plan.

Note 14 — Income Taxes

The effective tax rates for the three months ended June 30, 2015 and 2014 were 36.3% and 33.0%, respectively, and 41.2% and 14.8% for the six months ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The Company recognized an income tax expense (benefit) related to an increase (decrease) in the reserve for uncertain tax positions totaling $245,000 and ($2,514,000) for the three- and six-month periods ended June 30, 2015 and 2014, respectively. In addition, the Company recognized an income tax expense (benefit) resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling ($85,000) and $44,000 for the three months ended June 30, 2015 and 2014, respectively, and $0 and $44,000 for the six months ended June 30, 2015 and 2014, respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands)	U.S.	Foreign	Total	U.S.	Foreign	Total

Earnings (loss) before income taxes	$(6,191)	$13,312	$7,121	$(10,791)	$13,800	$3,009
Income tax expense, net	$—	$2,586	$2,586	$—	$993	$993

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)
Earnings (loss) before income taxes	$(16,631)	$25,784	$9,153	$(21,672)	$30,553	$8,881
Income tax expense, net	$—	$3,770	$3,770	$—	$1,317	$1,317

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

The Construction Claims business segment provides such services as claims consulting, management consulting, litigation support, expert witness testimony, cost/damages assessment, delay/disruption analysis, adjudication, lender advisory, risk management, forensic accounting, fraud investigation, Project Neutral and international arbitration services.

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

Total Revenue

	Three Months Ended June 30,
	2015		2014

Project Management	$137,052	75.4%	$122,044	76.4%
Construction Claims	44,596	24.6	37,595	23.6
Total	$181,648	100.0%	$159,639	100.0%

Operating Profit

	Three Months Ended June 30,
	2015	2014

Project Management before equity in loss of affiliate	$15,041	$13,218
Equity in loss of affiliate	(34)	—
Total Project Management	15,007	13,218
Construction Claims	4,772	3,054
Corporate	(9,127)	(7,617)
Total	$10,652	$8,655

Depreciation and Amortization Expense

	Three Months Ended June 30,
	2015	2014

Project Management	$2,077	$1,720
Construction Claims	802	663
Subtotal segments	2,879	2,383
Corporate	104	54
Total	$2,983	$2,437

Consulting Fee Revenue by Geographic Region

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

Consulting Fee Revenue By Client Type

	Three Months Ended June 30,
	2015		2014

U.S. federal government	$2,310	1.4%	$3,242	2.2%
U.S. state, regional and local governments	22,200	13.9	18,698	12.9
Foreign governments	53,699	33.6	57,527	39.8
Private sector	81,529	51.1	65,048	45.1
Total	$159,738	100.0%	$144,515	100.0%

Total Revenue By Client Type

	Three Months Ended June 30,
	2015		2014

U.S. federal government	$2,837	1.6%	$4,018	2.5%
U.S. state, regional and local governments	35,454	19.5	24,729	15.5
Foreign governments	57,587	31.7	59,919	37.5
Private sector	85,770	47.2	70,973	44.5
Total	$181,648	100.0%	$159,639	100.0%

Property, Plant and Equipment, Net by Geographic Location

	June 30, 2015	December 31, 2014

U.S./Canada	$11,496	$3,358
Latin America	1,254	1,101
Europe	2,702	2,191
Middle East	4,022	3,428
Africa	1,011	901
Asia/Pacific	955	664
Total	$21,440	$11,643

U.S.	$11,496	$3,358
Non-U.S.	9,944	8,285
Total	$21,440	$11,643

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2015		2014
	(Restated)
Project Management	$228,581	73.5%	$210,309	74.6%
Construction Claims	82,298	26.5	71,455	25.4
Total	$310,879	100.0%	$281,764	100.0%

Total Revenue

	Six Months Ended June 30,
	2015		2014
	(Restated)
Project Management	$267,047	75.9%	$235,213	76.0%
Construction Claims	84,869	24.1	74,439	24.0
Total	$351,916	100.0%	$309,652	100.0%

Operating Profit

	Six Months Ended June 30,
	2015	2014
	(Restated)	(Restated)
Project Management	$27,829	$29,109
Equity in loss of affiliate	(217)	—
Total Project Management	27,612	29,109
Construction Claims	7,105	5,672
Corporate	(18,459)	(15,178)
Total	$16,258	$19,603

Depreciation and Amortization Expense

	Six Months Ended June 30,
	2015	2014

Project Management	$3,713	$3,419
Construction Claims	1,562	1,337
Subtotal segments	5,275	4,756
Corporate	148	108
Total	$5,423	$4,864

Consulting Fee Revenue by Geographic Region

	Six Months Ended June 30,
	2015		2014
	(Restated)
U.S./Canada	$75,166	24.2%	$60,999	21.6%
Latin America	14,664	4.7	21,812	7.7
Europe	41,429	13.3	39,387	14.0
Middle East	150,131	48.4	132,002	46.8
Africa	14,104	4.5	12,284	4.4
Asia/Pacific	15,385	4.9	15,280	5.5
Total	$310,879	100.0%	$281,764	100.0%

U.S.	$73,582	23.7%	$59,224	21.0%
Non-U.S.	237,297	76.3	222,540	79.0
Total	$310,879	100.0%	$281,764	100.0%

During the six months ended June 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $53,971,000 representing 17.4% of the total and Saudi Arabia’s consulting fee revenue amounted to $31,687,000 representing 10.2% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

During the six months ended June 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $33,719,000 representing 12.0% of the total and Oman’s consulting fee revenue amounted to $34,077,000 representing 12.1% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Six Months Ended June 30,
	2015		2014
	(Restated)
U.S./Canada	$105,615	30.0%	$78,323	25.3%
Latin America	14,694	4.2	22,042	7.1
Europe	43,720	12.4	41,894	13.5
Middle East	155,994	44.4	137,473	44.4
Africa	16,239	4.6	14,096	4.6
Asia/Pacific	15,654	4.4	15,824	5.1
Total	$351,916	100.0%	$309,652	100.0%

U.S.	$103,941	29.5%	$76,502	24.7%
Non-U.S.	247,975	70.5	233,150	75.3
Total	$351,916	100.0%	$309,652	100.0%

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

Consulting Fee Revenue By Client Type

	Six Months Ended June 30,
	2015		2014
	(Restated)
U.S. federal government	$4,766	1.5%	$6,607	2.3%
U.S. state, regional and local governments	42,291	13.6	35,040	12.4
Foreign governments	108,245	34.9	110,964	39.4
Private sector	155,577	50.0	129,153	45.9
Total	$310,879	100.0%	$281,764	100.0%

Total Revenue By Client Type

	Six Months Ended June 30,
	2015		2014
	(Restated)
U.S. federal government	$5,849	1.7%	$7,870	2.5%
U.S. state, regional and local governments	66,609	18.9	45,829	14.8
Foreign governments	115,726	32.9	117,665	38.0
Private sector	163,732	46.5	138,288	44.7
Total	$351,916	100.0%	$309,652	100.0%

Note 16 — Client Concentrations

The Company had no clients that accounted for 10% or more of consulting fee revenue during the three- and six-month periods ended June 30, 2015 and one client located in Oman that accounted for 12% and 11% of consulting fees during the three- and six-month periods ended June 30, 2014, respectively.

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

A former executive of the Company (“Plaintiff”), resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 for end of service remuneration.  The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff’s new employer, Driver Group plc, in the UK, for breach of non-solicitation and non-compete obligations in Plaintiff’s employment agreement.  On June 15, 2015 the Company paid Plaintiff AED 750,000 ($200,000) pursuant to an executed settlement agreement.  During the three months ended June 30, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

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

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 10,645,000 (approximately $3,416,000 at June 30, 2015).  The Company intends to pay the liability in shares of its common stock.  As an incentive to the sellers to receive Hill’s common stock as payment, the Company has offered the sellers a 25% premium.  The sellers have countered the Company’s offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 (approximately $4,374,000) as well as a price guarantee upon the sale of the stock during a 30-day period after closing.  At June 30, 2015, the Company has accrued a liability for the amount of its offer, including the premium, amounting to BRL 13,306,000 (approximately $4,270,000) which is included in other current liabilities and as an adjustment to additional paid in capital in the consolidated balance sheet.  Any adjustment to the accrued liability will be recorded upon the completion of the transaction at which time the Company will own approximately 91% of ESA.

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

Note 18 — Other Matters

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

•                  a low interest loan amounting to $750,000. See Note 9;

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

Note 19 — Subsequent Event (Restated)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 2 has been amended and restated to give effect to the restatement of the Company’s consolidated financial statements due to a change in the accounting treatment for the Libya Receivable and certain related assets and liabilities as discussed in the Explanatory Note to this Amendment. See Note 1 to the consolidated financial statements in Item 1 of Part I of this report for additional information.

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

CFR increased $29,115,000, or 10.3%, to $310,879,000 during the six months ended June 30, 2015 from $281,764,000 during the six months ended June 30, 2014.  CFR for the Project Management segment increased $18,272,000 principally due to increased work in the Middle East and the United States, partially offset by decreases in Latin America.  CFR for the Construction Claims segment increased by $10,843,000, or 15.2%, due primarily to increases in the Middle East, the United Kingdom and the United States.

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

Net earnings attributable to Hill were $5,097,000 during the six months ended June 30, 2015, a decrease of 25.3%, from $6,826,000 during the six months ended June 30, 2014.  The decrease was due to higher SG&A costs partially offset by higher CFR and lower interest expense.  Diluted earnings per common share were $0.10 during the six months ended June 30, 2015 based upon 51,010,000 diluted common shares outstanding compared to diluted earnings per common share of $0.16 during the six months ended June 30, 2014 based upon 41,570,000 diluted common shares outstanding.

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable as of December 31, 2012.  During 2013, the Company received payments on the Libya Receivable of approximately $2,880,000 against the receivable. In the first quarter of 2014, the Company received approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the six-months ended June 30, 2014.  At June 30, 2015, after a decrease of approximately $667,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,759,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  In addition, we have completed a review of our global overhead cost structure and we are in the process of reducing more than $25,000,000 in annual overhead costs.  The areas most affected are personnel and related benefits and expenses.  We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.  Our total backlog was $944,000,000 as of June 30, 2015, a decrease of $51,000,000 from March 31, 2015.  Our 12-month backlog was $428,000,000 as of June 30, 2015, a decrease of $14,000,000 from March 31, 2015.  These decreases are primarily related to reductions in the Middle East, Europe and Latin America.

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

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended June 30,
	2015		2014		Change

Project Management	$116,464	72.9%	$108,521	75.1%	$7,943	7.3%
Construction Claims	43,274	27.1	35,994	24.9	7,280	20.2
Total	$159,738	100.0%	$144,515	100.0%	$15,223	10.5%

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

Reimbursable Expenses (dollars in thousands)

	Three Months Ended June 30,
	2015		2014		Change

Project Management	$20,588	94.0%	$13,523	89.4%	$7,065	52.2%
Construction Claims	1,322	6.0	1,601	10.6	(279)	(17.4)
Total	$21,910	100.0%	$15,124	100.0%	$6,786	44.9%

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

Cost of Services (dollars in thousands)

	Three Months Ended June 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$73,375	79.4%	63.0%	$67,298	80.8%	62.0%	$6,077	9.0%
Construction Claims	19,025	20.6	44.0	15,948	19.2	44.3	3,077	19.3
Total	$92,400	100.0%	57.8%	$83,246	100.0%	57.6%	$9,154	11.0%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and the United States.

Gross Profit (dollars in thousands)

	Three Months Ended June 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$43,089	64.0%	37.0%	$41,223	67.3%	38.0%	$1,866	4.5%
Construction Claims	24,249	36.0	56.0	20,046	32.7	55.7	4,203	21.0
Total	$67,338	100.0%	42.2%	$61,269	100.0%	42.4%	$6,069	9.9%

The increase in Project Management gross profit included an increase of $3,263,000 from domestic operations, primarily in the Northeast, Mid-Atlantic and Western regions.  This was partially offset by a decrease of $1,397,000 in foreign operations primarily in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, the United Kingdom and the United States.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended June 30,
	2015		2014		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$56,652	35.5%	$52,614	36.4%	$4,038	7.7%

One discrete item which impacted SG&A expenses was an increase of $1,057,000 in 2015 due to the acquisition of Cadogans in October 2014.

Other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $1,106,000, primarily due to pay increases and the acquisitions of Cadogans and IMS. As a percentage of CFR, unapplied and indirect labor was lower in 2015 at 21.9% compared to  23.5% in 2014;

•                  An increase in legal fees of $1,697,000 including $834,000 related to an employee termination matter and $373,000 related to the proxy dispute, including litigation in Delaware; and

•                  An increase of $670,000 in bad debt expense primarily because the second quarter of 2014 was favorably affected by the reversal of a $450,000 reserve for certain accounts receivable in Spain due to their collection.

Operating Profit (dollars in thousands)

	Three Months Ended June 30,
	2015		2014		Change
		% of CFR		% of CFR
Project Management	$15,041	12.9%	$13,218	12.2%	$1,823	13.8%
Equity in losses of affiliate	(34)	(0.0)	—	—	(34)	100.0
Total Project Management	15,007	12.9	13,218	12.2	1,789	13.5
Construction Claims	4,772	11.0	3,054	8.5	1,718	56.3
Corporate	(9,127)		(7,617)		(1,510)	19.8
Total	$10,652	6.7%	$8,655	6.0%	$1,997	23.1%

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

Six Months Ended June 30, 2015 Compared to

Six Months Ended June 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Six Months Ended June 30,
	2015		2014		Change
	(Restated)				(Restated)
Project Management	$228,581	73.5%	$210,309	74.6%	$18,272	8.7%
Construction Claims	82,298	26.5	71,455	25.4	10,843	15.2
Total	$310,879	100.0%	$281,764	100.0%	$29,115	10.3%

The increase in CFR included an organic increase of 9.2% primarily in the Middle East and the United States and an increase of 1.1% due to the acquisitions of Cadogans in October 2014 and IMS in April 2015.

The increase in Project Management CFR included an organic increase of 8.1% and an increase of 0.6% due to the acquisition of IMS. The increase included an $11,428,000 increase in domestic projects and an increase of $6,844,000 in foreign projects.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.  The increase in foreign projects included increases in the United Arab Emirates and Saudi Arabia, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims CFR was comprised of an organic increase of 12.4% and a 2.8% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East and the United States.

Reimbursable Expenses (dollars in thousands)

	Six Months Ended June 30,
	2015		2014		Change
Project Management	$38,466	93.7%	$24,904	89.3%	$13,562	54.5%
Construction Claims	2,571	6.3	2,984	10.7	(413)	(13.8)
Total	$41,037	100.0%	$27,888	100.0%	$13,149	47.1%

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

Cost of Services (dollars in thousands)

	Six Months Ended June 30,
	2015			2014			Change
	(Restated)						(Restated)
			% of CFR			% of CFR
Project Management	$142,106	79.5%	61.9%	$130,050	80.4%	61.8%	$12,056	9.3%
Construction Claims	36,723	20.5	44.6	31,786	19.6	44.5	4,937	15.5
Total	$178,829	100.0%	57.4%	$161,836	100.0%	57.4%	$16,993	10.5%

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

Gross Profit (dollars in thousands)

	Six Months Ended June 30,
	2015			2014			Change
	(Restated)						(Restated)
			% of CFR			% of CFR
Project Management	$86,475	65.5%	37.8%	$80,259	66.9%	38.2%	$6,216	7.7%
Construction Claims	45,575	34.5	55.4	39,669	33.1	55.5	5,906	14.9
Total	$132,050	100.0%	42.5%	$119,928	100.0%	42.6%	$12,122	10.1%

The increase in Project Management gross profit included an increase of $5,487,000 from domestic operations, primarily due to increases in the Northeast, Mid-Atlantic and Western regions.  There was an increase of $729,000 from foreign operations due to increases in the United Arab Emirates, Saudi Arabia and Qatar, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, Cadogans and the United States.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Six Months Ended June 30,
	2015		2014		Change
			(Restated)		(Restated)
		% of	% of
		CFR	CFR
SG&A Expenses	$115,575	37.2%	$100,325	35.6%	$15,250	15.2%

Discrete items which impacted SG&A expenses are as follows:

•                  An increase of $1,605,000 in 2015 due to the acquisitions of Cadogans in October 2014 and IMS in 2015;

•                  A net credit of $4,948,000 in 2014 as a result of cash recoveries against the Libya receivable; and

•                  A reduction of $1,225,000 in 2014 due to the elimination of a price guarantee on shares of the Company’s common stock issued in connection with the CPI acquisition.

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

•                  An increase of $1,999,000 in bad debt expense including a write-off of $690,000 related to a litigation settlement and because the six months ended June 30, 2014 was favorably affected by the reversal of a $741,000 reserve for certain accounts receivable in Spain due to their collection; and

Operating Profit (dollars in thousands)

	Six Months Ended June 30,
	2015		2014		Change
	(Restated)		(Restated)		(Restated)
(in thousands)		% of CFR		% of CFR

Project Management	$27,829	12.2%	$29,109	13.8%	$(1,280)	(4.4)%
Equity in losses of affiliate	(217)	(0.1)	—	—	(217)	100.0
Total Project Management	27,612	12.1	29,109	13.8	(1,497)	(5.1)
Construction Claims	7,105	8.6	5,672	7.9	1,433	25.3
Corporate	(18,459)		(15,178)		(3,281)	21.6
Total	$16,258	5.2%	$19,603	7.0%	$(3,345)	(17.1)

The decrease in Project Management operating profit included a decrease in Africa due to the net credit of $4,948,000 in 2014 related to the payment received in 2014 against the Libya Receivable.  There were also decreases in Latin America and Oman offset by increases in the UAE, Saudi Arabia, Qatar, and the United States.

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

Income Taxes

For the six months ended June 30, 2015 and 2014, the Company recognized an income tax expense of $3,770,000 and $1,317,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the six months ended June 30, 2015, the Company recognized a $245,000 income tax expense related to an increase in the reserve for uncertain tax positions due to a tax position taken in a foreign jurisdiction.  For the six months ended June 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities and also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $0 and $44,000 in the six months ended June 30, 2015 and 2014, respectively.

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 41.2% and 14.8%, respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the six months ended June 30, 2015 were $5,097,000, or $0.10 per diluted common share, based upon 51,010,000 diluted common shares outstanding, as compared to net earnings for the six months ended June 30, 2014 of $6,826,000, or $0.16 per diluted common share, based upon 41,570,000 diluted common shares outstanding.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
			(Restated)	(Restated)
Net earnings	$4,395	$1,518	$5,097	$6,826
Interest expense, net	3,531	5,646	7,105	10,722
Income tax expense	2,586	993	3,770	1,317
Depreciation and amortization	2,983	2,437	5,423	4,864
EBITDA	$13,495	$10,594	$21,395	$23,729

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  See Note 8 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan.  At June 30, 2015, our primary sources of liquidity consisted of $31,571,000 of cash and cash equivalents, of which $28,796,000 was on deposit in foreign locations, and $4,740,000 of available borrowing capacity under our various credit facilities.  Additionally, due to reduced collateral requirements of one of our lenders, approximately $8,326,000 of restricted cash was returned to us in July 2015.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include our ability to borrow additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions.  See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

We have open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, we suspended our operations in and demobilized substantially all of our personnel from Libya.  At December 31, 2012, the Libya Receivable was approximately $59,937,000. Because of the continuing political instability in Libya, we established a reserve for the full amount of the receivable as of December 31, 2012. During 2013, we received payments against the Libya Receivable of approximately $2,880,000.  In the first quarter of 2014, we received approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2014.  At June 30, 2015, after a decrease of approximately $667,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,759,000 which continues to be fully reserved.  It is our intention to continue to pursue collection of monies owed to us by ODAC and, if subsequent payments are received, we will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

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

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options.  The Company intends to pay the liability in shares of its common stock.  See Note 17 to the consolidated financial statements for more information.

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

Operating Activities

Our operations used cash of $7,469,000 for the six months ended June 30, 2015.  This compares to cash used in operating activities of $7,630,000 for the six months ended June 30, 2014.  We had a consolidated net income in the six months ended June 30, 2015 amounting to $5,383,000 compared to a consolidated income of $7,564,000 in the six months ended June 30, 2014.  Depreciation and amortization was $5,423,000 in the six months ended June 30, 2015 compared to $4,864,000 in the six months ended June 30, 2014; the increase in this category is primarily due to amortization of intangibles arising from the acquisitions of Cadogans and IMS, the increase in property and equipment primarily related to the relocation of our corporate headquarters to Philadelphia partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

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

Although we continually monitor our accounts receivable, we manage our operating cash flows by managing the working capital accounts in total, rather than by individual elements.  The primary elements of our working capital are accounts receivable, prepaid and other current assets, accounts payable and deferred revenue.  Accounts receivable consist of billing to our clients for our consulting fees and other job-related costs.  Prepaid expenses and other current assets consist of prepayments for various selling, general and administrative costs, such as insurance, rent, maintenance, etc.  Accounts payable consist of obligations to third parties relating primarily to costs incurred for specific engagements, including pass-

through costs such as subcontractor costs.  Deferred revenue consists of payments received from clients in advance of work performed.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments within our working capital accounts combined with increases in our receivables and payables relative to the increase in our overall business, as well as our acquisition activity.

Investing Activities

Net cash used in investing activities was $13,443,000.  We used $9,059,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures, primarily in connection with the relocation of our corporate headquarters to Philadelphia.  We used $4,384,000 for the acquisition of IMS.

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

At June 30, 2015, our backlog was $944,000,000 compared to $995,000,000 at March 31, 2015.  At June 30, 2015, backlog attributable to future work in Libya amounted to approximately $39,000,000 was excluded from our backlog while at March 31, 2015 and June 30, 2014, approximately $44,000,000 of backlog attributable to work in Libya was excluded.  The reason for the removal of the Libya backlog was due to the uncertainty surrounding the Libya Receivable and the political instability in Libya.  We estimate that $428,000,000, or 45.3%, of the backlog at June 30, 2015 will be recognized during the twelve months subsequent to June 30, 2015.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of June 30, 2015 (Restated):
Project Management	$895,000	94.8%	$379,000	88.6%
Construction Claims	49,000	5.2%	49,000	11.4%
	$944,000	100.0%	$428,000	100.0%

As of March 31, 2015:
Project Management	$946,000	95.1%	$394,000	89.1%
Construction Claims	49,000	4.9%	48,000	10.9%
	$995,000	100.0%	$442,000	100.0

As of June 30, 2014:
Project Management	$879,000	94.7%	$351,000	87.8%
Construction Claims	49,000	5.3%	49,000	12.3%
	$928,000	100.0%	$400,000	100.0

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

Subsequent to that evaluation, in connection with the restatement discussed in Note 1 to the consolidated financial statements included in Item 8 of the 2014 Annual Report on Form10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2014 Annual Report on Form10-K/A, our disclosure controls and procedures were ineffective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2015, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2014 Annual Report on Form 10-K/A, there were no other material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q/A.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2014, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10-K/A.

Part II — Other Information

Item 1.           Legal Proceedings

A former executive of the Company, (“Plaintiff”) resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 for end of service remuneration.  The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff’s new employer, Driver Group plc, in the UK, for breach of non-solicitation and non-compete obligations in Plaintiff’s employment agreement.  On June 15, 2015, the Company paid Plaintiff AED 750,000 ($200,000) pursuant to an executed settlement agreement.  During the three months ended June 30, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

Item 1A.        Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2014 Annual Report on Form 10-K/A except as disclosed in the Company’s Form 10-Q/A for the quarterly period ended March 31, 2015.

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