Form 10-Q
period 2015-09-30
Hill International, Inc.
filed 2015-11-16
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 51,559,671 shares of the Registrant’s Common Stock outstanding at November 11, 2015.

HILL INTERNATIONAL, INC. AND SUBDISIARIES

Index to Form 10-Q

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014	3

	Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014 (unaudited) and for the nine months ended September 30, 2015 and 2014 (Restated) (unaudited)	4

	Consolidated Statements of Comprehensive Earnings for the three months ended September 30, 2015 and 2014 (unaudited) and for the nine months ended September 30, 2015 and 2014 (Restated) (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Restated) (unaudited)	6

	Notes to Consolidated Financial Statements (as amended and restated)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	41

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Mine Safety Disclosures	43

Item 5	Other Information	43

Item 6	Exhibits	43

Signatures		44

PART I — FINANCIAL INFORMATION

Item 1.         Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$23,901	$30,124
Cash - restricted	4,191	8,851
Accounts receivable, less allowance for doubtful accounts of $59,282 and $60,801	236,824	195,098
Accounts receivable - affiliate	8,201	3,993
Prepaid expenses and other current assets	17,769	14,277
Income taxes receivable	3,891	4,246
Deferred income tax assets	6,668	6,575
Total current assets	301,445	263,164
Property and equipment, net	22,565	11,643
Cash - restricted, net of current portion	739	7,156
Retainage receivable	3,150	3,300
Acquired intangibles, net	16,081	19,282
Goodwill	75,212	80,437
Investments	3,804	5,083
Deferred income tax assets	12,496	13,645
Other assets	14,064	15,899
Total assets	$449,556	$419,609
Liabilities and Stockholders’ Equity

Current maturities of notes payable	$2,982	$6,361
Accounts payable and accrued expenses	103,310	93,637
Income taxes payable	11,173	9,306
Deferred revenue	16,194	19,896
Deferred income taxes	2,326	2,456
Other current liabilities	13,733	10,044
Total current liabilities	149,718	141,700
Notes payable, net of current maturities	140,492	121,875
Retainage payable	2,916	2,448
Deferred income taxes	13,419	15,661
Deferred revenue	14,384	12,193
Other liabilities	10,946	3,732
Total liabilities	331,875	297,609
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 58,171 shares and 56,920 shares issued at September 30, 2015 and December 31, 2014, respectively	6	6
Additional paid-in capital	187,731	179,912
Retained earnings (deficit)	2,319	(5,726)
Accumulated other comprehensive loss	(45,694)	(32,600)
	144,362	141,592
Less treasury stock of 6,614 shares and 6,546 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(28,665)	(28,304)
Hill International, Inc. share of equity	115,697	113,288
Noncontrolling interests	1,984	8,712
Total equity	117,681	122,000
Total liabilities and stockholders’ equity	$449,556	$419,609

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
				(Restated)
Consulting fee revenue	$158,579	$145,324	$469,458	$427,088
Reimbursable expenses	20,356	16,167	61,393	44,055
Total revenue	178,935	161,491	530,851	471,143

Cost of services	89,345	82,675	268,174	244,511
Reimbursable expenses	20,356	16,167	61,393	44,055
Total direct expenses	109,701	98,842	329,567	288,566

Gross profit	69,234	62,649	201,284	182,577

Selling, general and administrative expenses	57,527	51,352	173,101	151,677
Equity in losses of affiliate	14	—	231	—
Operating profit	11,693	11,297	27,952	30,900

Interest expense and related financing fees, net	4,147	16,112	11,252	26,834

Earnings (loss) before income taxes	7,546	(4,815)	16,700	4,066
Income tax expense	4,210	3,800	7,980	5,117

Net earnings (loss)	3,336	(8,615)	8,720	(1,051)

Less: net earnings - noncontrolling interests	388	351	675	1,089

Net earnings (loss) attributable to Hill International, Inc.	$2,948	$(8,966)	$8,045	$(2,140)

Basic earnings (loss) per common share - Hill International, Inc.	$0.06	$(0.19)	$0.16	$(0.05)
Basic weighted average common shares outstanding	51,119	46,606	50,661	42,348

Diluted earnings (loss) per common share - Hill International, Inc.	$0.06	$(0.19)	$0.16	$(0.05)
Diluted weighted average common shares outstanding	51,803	46,606	51,274	42,348

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
				(Restated)
Consolidated net earnings (loss)	$3,336	$(8,615)	$8,720	$(1,051)
Foreign currency translation adjustment, net of tax	(8,630)	(2,759)	(15,910)	(210)
Other, net	(78)	(238)	(213)	184
Comprehensive loss	(5,372)	(11,612)	(7,403)	(1,077)
Comprehensive (loss) earnings attributable to noncontrolling interests	(2,992)	(598)	(6,728)	327
Comprehensive loss attributable to Hill International, Inc.	$(2,380)	$(11,014)	$(675)	$(1,404)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
		(Restated)
Cash flows from operating activities:
Net earnings (loss)	$8,720	$(1,051)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,286	7,276
Provision for bad debts	2,540	1,501
Interest accretion on term loan	—	15,526
Deferred tax expense	(1,585)	(2,623)
Share based compensation	2,360	2,712
Changes in operating assets and liabilities, net:
Restricted cash	10,658	3,716
Accounts receivable	(57,690)	(15,779)
Accounts receivable - affiliate	(2,830)	(1,648)
Prepaid expenses and other current assets	(4,556)	2,381
Income taxes receivable	25	589
Retainage receivable	150	(1,132)
Other assets	2,342	1,065
Accounts payable and accrued expenses	15,194	(3,524)
Income taxes payable	1,455	(2,603)
Deferred revenue	589	(7,610)
Other current liabilities	7,398	(2,711)
Retainage payable	474	1,166
Other liabilities	2,878	(3,599)
Net cash used in operating activities	(3,592)	(6,348)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(4,384)	(2,393)
Payments for purchase of property and equipment	(11,447)	—
Net cash used in investing activities	(15,831)	(2,393)
Cash flows from financing activities:
Due to bank	—	(2)
Net borrowings on revolving loans	14,252	(14,793)
Proceeds from Philadelphia Industrial Development Corporation loan	750	—
Payments on Philadelphia Industrial Development Corporation loan	(27)	—
Net proceeds from secondary public offering of common stock	—	38,078
Net proceeds from new term loan and revolving credit facilities	—	120,000
Pay off and termination of term loan	—	(100,000)
Pay off and termination of revolving credit facility	—	(25,500)
Payment of financing fees	—	(9,484)
Dividends paid to noncontrolling interest	(130)	(173)
Proceeds from stock issued under employee stock purchase plan	57	158
Proceeds from exercise of stock options	137	1,032
Net cash provided by financing activities	15,039	9,316
Effect of exchange rate changes on cash	(1,839)	(2,431)
Net increase (decrease) in cash and cash equivalents	(6,223)	(1,856)
Cash and cash equivalents — beginning of period	30,124	30,381
Cash and cash equivalents — end of period	$23,901	$28,525

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 — Restatement and Revision of Previously Reported Consolidated Financial Statements

Due to the civil and political unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. At December 31, 2012, the Libya Receivable was approximately $59,937,000, however, because of the political instability and economic uncertainty within Libya and because a promised payment of $31,600,000 in 2011 never materialized, the Company determined that its previous accounting treatment for the Libya Receivable was no longer appropriate as of and for the year ended December 31, 2012.  The Company has established a reserve against the entire Libya Receivable amounting to $59,937,000 and eliminated $11,388,000 of certain assets and net liabilities related to that receivable, consisting of sub-consultants and other contingent expenses in 2012, which are contractually owed only upon receipt of payment. These adjustments resulted in a net charge to selling, general and administrative expenses of $48,549,000 for the year ended December 31, 2012. We received approximately $2,880,000 and $6,631,000 in 2013 and 2014, respectively and have paid agency fees and certain taxes amounting to $640,000 and $1,638,000 in 2013 and 2014, respectively. We have accounted for these transactions as a net reduction of selling, general and administrative expenses of $2,240,000 and $4,948,000 in 2013 and 2014, respectively. In addition the Company recorded certain unrelated adjustments to consulting fee revenue, cost of services, selling, general and administrative expenses and income taxes for the year ended December 31, 2014 which also affected the three-month period ended March 31, 2015. In the aggregate, these unrelated adjustments decreased the net earnings by approximately $307,000 for the nine months ended September 30, 2015.  These unrelated adjustments were the direct result of the restatement because previous immaterial variances in certain accounts that were not recorded during the December 31, 2014 year end closing process became material when aggregated and assessed against the restated 2014 financial statements. The impact of correcting the misstatement on the Company’s consolidated statements of earnings, comprehensive (loss) earnings and cash flows for the period ended September 30, 2014 is as follows:

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Consulting fee revenue	$427,088	$—	$427,088
Reimbursable expenses	44,055	—	44,055
Total revenue	471,143	—	471,143
Cost of Services	244,511	—	244,511
Reimbursable expenses	44,055	—	44,055
Total direct costs	288,566	—	288,566
Gross profit	182,577	—	182,577
Selling, general and administrative expenses	156,625	(4,948)	151,677
Operating profit	25,952	4,948	30,900
Interest and related financing fees, net	26,834	—	26,834
Earnings (loss) before income taxes	(882)	4,948	4,066
Income tax expense	5,424	(307)	5,117
Net loss	(6,306)	5,255	(1,051)
Less: net earnings - noncontrolling interests	1,089	—	1,089
Net loss attributable to Hill International, Inc.	$(7,395)	$5,255	$(2,140)

Basic loss per common share - Hill International, Inc.	$(0.17)	$0.12	$(0.05)

Diluted loss per common share _ Hill International, Inc.	$(0.17)	$0.12	$(0.05)

	Nine Months Ended September 30, 2014
Consolidated Statement of Comprehensive Loss
Net loss	$(6,306)	$5,255	$(1,051)
Foreign currency translation adjustment, net	(1,651)	1,441	(210)
Other, net	184	—	184
Comprehensive loss	(7,773)	6,696	(1,077)
Comprehensive loss attributable to noncontrolling interests	327	—	327
Comprehensive loss attributable to Hill International, Inc.	$(8,100)	$6,696	$(1,404)

	Nine Months Ended September 30, 2014
Consolidated Statement of Cash Flows
Net Loss	$(6,306)	$5,255	$(1,051)
Depreciation and amortization	7,276	—	7,276
Provision for bad debts	1,501	—	1,501
Interest accretion on term loan	15,526	—	15,526
Deferred tax expense	(2,316)	(307)	(2,623)
Share based compensation	2,712	—	2,712
Restricted cash	3,716	—	3,716
Accounts receivable	(9,148)	(6,631)	(15,779)
Accounts receivable - affiliate	(1,648)	—	(1,648)
Prepaid expenses and other current assets	2,381	—	2,381
Income taxes receivable	589	—	589
Retainage receivable	(1,132)	—	(1,132)
Other assets	1,065	—	1,065
Accounts payable and accrued expenses	(5,207)	1,683	(3,524)
Income taxes payable	(2,603)	—	(2,603)
Deferred revenue	(7,610)	—	(7,610)
Other current liabilities	(2,711)	—	(2,711)
Retainage payable	1,166	—	1,166
Other liabilities	(3,599)	—	(3,599)
Net cash used in operations	(6,348)	—	(6,348)

Investing activities
Net cash used in investing activities	(2,393)	—	(2,393)

Financing activities
Net cash provided by financing activities	9,316	—	9,316

Effect of exchange rate changes on cash	(2,431)	—	(2,431)

Net decrease in cash and cash equivalents	(1,856)	—	(1,856)
Cash and cash equivalents - beginning of period	30,381	—	30,381
Cash and cash equivalents - end of period	$28,525	$—	$28,525

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

Note 3 — Basis of Presentation and Significant Accounting Policy

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

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and the Company considers assumptions that market participants would use when pricing the asset or liability. It measures certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

Nonfinancial assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary.  During the nine months ended September 30, 2015 and 2014, the Company did not record any fair value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a recurring or nonrecurring basis.

Note 4 — Acquisitions

Our recent acquisition activity is detailed below. The Company’s consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations have not been presented because they are not material to the Company’s consolidated results of operations, either individually or in the aggregate.

Engineering S.A. (“ESA”)

In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 10,645,000 (approximately $3,416,000 at September 30, 2015).  As an incentive to the sellers to receive Hill’s common stock as payment, the Company offered the sellers a 25% premium.  The sellers countered the Company’s offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 (approximately $4,374,000) as well as a price guarantee upon the sale of the stock during a 30-day period after closing.  The Company agreed to the counter offer and paid the liability with 924,736 shares of its common stock in August 2015.  On October 6, 2015, the sellers offered 129,648 shares of Hill’s common stock to the Company for a price of approximately $580,000.  The Company agreed to acquire the shares which will be placed in treasury.  Settlement is expected to occur in late November 2015.  The Company now owns approximately 91% of ESA.

IMS Proje Yonetimi ve Danismanlik A.S.

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”), a firm that provides project management services for international developers, institutional investors and major retailers.  IMS had approximately 80 professionals and is headquartered in Istanbul, Turkey.  Consideration consisted of an Initial Purchase Price of 12,411,000 Turkish Lira (“TRY”) (approximately $4,640,000 as of the closing date) comprised of TRY 4,139,000 (approximately $1,547,000) paid in cash on the closing date plus a second payment of TRY 8,272,000 (approximately $3,145,000) which was paid on May 12, 2015; a Holdback Purchase Price of TRY 4,400,000 (approximately $1,626,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $628,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,294,000) or (ii) TRY 1,500,000 ($554,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,183000).  The Company accrued the Holdback Purchase Price and the potential Additional Purchase Price of TRY 6,100,000 ($2,255,000), of which TRY 4,400,000 ($1,627,000) is included in other current liabilities and TRY 1,700,000 ($628,000) is included in other liabilities in the consolidated balance sheet at September 30, 2015.  The Company acquired intangible assets and goodwill amounting to TRY 10,575,000 (approximately $3,953,000 on the date of acquisition) and TRY 9,421,000 (approximately $3,522,000), respectively.  The acquired intangible assets have a weighted average life of seven years.  The acquired intangible assets consist of a client relationship intangible of TRY 6,235,000 ($2,331,000) with a ten-year life, a trade name intangible of TRY 434,000 ($162,000) with a two-year life and a contract intangible of TRY 3,906,000 ($1,460,000) with a 2.6 year life.  Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Angus Octan Scotland Ltd.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  Cadogans, which had 27 professionals, has offices in Glasgow and Dundee.  The acquisition expanded Hill’s construction claims business and provided additional resources in the energy and industrial sectors.  Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition).  The consideration consists of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014,  £400,000 ($640,000) on December 23, 2014, £519,000 ($830,000) to be paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).  The Company accrued the potential additional consideration of £719,000 ($1,090,000), of which £519,000 (approximately $787,000 at September 30, 2015) is included in other current liabilities and £200,000 (approximately $303,000 at September 30, 2015) is included in other liabilities in the consolidated balance sheet at September 30, 2015.  Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 ($152,000 at September 30, 2015), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2015, 2016, 2017, 2018 and 2019 is equal to or greater than £396,000 ($600,000).

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2015	December 31, 2014
Billed	$240,589	$210,460
Retainage, current portion	14,802	12,700
Unbilled	40,715	32,739
	296,106	255,899
Allowance for doubtful accounts	(59,282)	(60,801)
	$236,824	$195,098

Libya Receivable

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable at December 31, 2012.  During 2013, the Company received payments on the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received an additional payment of approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the nine-months ended September 30, 2014.  At September 30, 2015, after a decrease of approximately $1,151,000 due to the effect of foreign exchange translation losses, the Libya

Receivable was approximately $49,275,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2015		December 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$34,966	$21,906	$36,412	$20,758
Acquired contract rights	12,370	10,912	11,387	9,717
Trade names	2,735	1,172	3,023	1,065
Total	$50,071	$33,990	$50,822	$31,540
Intangible assets, net	$16,081		$19,282

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$1,578	$1,518	$4,609	$4,650

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense

2015 (remaining 3 months)	$1,455
2016	4,339
2017	3,055
2018	1,953
2019	1,679

Note 7 — Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2015. Based on a preliminary valuation, the fair value of the Project Management unit and the Construction Claims unit significantly exceeded their carrying.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2015 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2014	$53,669	$26,768	$80,437
Additions	3,783	—	3,783
Translation adjustments	(7,657)	(1,351)	(9,008)
Balance, September 30, 2015	$49,795	$25,417	$75,212

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$33,640	$32,701
Accrued payroll	47,450	41,205
Accrued subcontractor fees	7,642	3,930
Accrued agency fees	5,875	6,920
Accrued legal and professional fees	2,934	1,099
Other accrued expenses	5,769	7,782
	$103,310	$93,637

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	September 30, 2015	December 31, 2014

Term Loan Facility	$118,800	$119,700
Domestic Revolving Credit Facility	8,500	200
International Revolving Credit Facility	10,466	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	4,621	5,037
Borrowing under unsecured credit facility with Ibercaja Bank in Spain	197	745
Borrowing from Philadelphia Industrial Development Corporation	723	—
Other notes payable	167	—
	143,474	128,236
Less current maturities	2,982	6,361
Notes payable and long-term debt, net of current maturities	$140,492	$121,875

Refinancing

Effective as of September 26, 2014 (the “Closing Date”), the Company, entered into a credit agreement with Société Générale, as administrative agent (the “Agent”) and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent, as administrative agent and collateral agent, (the “International Lender”) providing a facility of approximately €11,765,000 ($15,000,000 at the closing date and $13,240,000 at September 30, 2015) which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and €8,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants (see Note 19).  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant  permits the U.S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At September 30, 2015, non-permitted accounts receivable did not exceed the limits set forth above.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio at September 30, 2015:

Not to exceed	Actual
3.25 to 1.00	3.03 to 1.00

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

The Company has the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty.  The Company is required to make mandatory prepayments of the Term Loan Facility, without premium or penalty, (i) with net proceeds of any issuance or incurrence of indebtedness (other than that permitted under the Term Loan Facility)

by the Company, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow (as defined in the agreement) for each fiscal year of the Borrowers commencing with the year ending December 31, 2015 (which percentage would be reduced to 25% if the Consolidated Net Leverage Ratio is equal to or less than 2.25 to 1.00 or reduced to 0% if the Consolidated Net Leverage Ratio is equal to or less than 1.50 to 1.00).

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

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which were deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $5,888,000 and $6,772,000 are included in other assets in the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At September 30, 2015, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,795,000 (approximately $13,240,000 at September 30, 2015).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which was deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $2,400,000 and $2,850,000 are included in other assets in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015, the Company had $9,286,000 of outstanding letters of credit and $12,214,000 of available borrowing capacity under the U.S. Revolver.

At September 30, 2015, the Company had $1,881,000 of outstanding letters of credit and $893,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,340,000 with interest at 6.50% on outstanding borrowings. Total availability under this facility was reduced to 75.0% of the initial limit at December 31, 2014 and will be reduced to 50.0% at December 31, 2015.  At September 30, 2015, the total facility was approximately €4,005,000 (approximately $4,507,000) and borrowings outstanding were €3,986,000 (approximately $4,486,000).  The amount being financed (“Credit Contracts”) by each Financing Entity is between €284,000 (approximately $320,000) and €1,154,000 (approximately $1,299,000).  To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €120,000 (approximately $135,000) at September 30, 2015.  The availability is reduced by €15,000 on a quarterly basis.  At September 30, 2015, total borrowings outstanding were €120,000.  The interest rate at September 30, 2015 was 5.91%. The ICO loan expires on August 10, 2017.

Hill Spain maintains an unsecured credit facility with the Ibercaja Bank in Spain for €175,000 (approximately $197,000) at September 30, 2015.  The availability is being reduced by €175,000 at the end of each calendar quarter.  At September 30, 2015, total borrowings outstanding were €175,000.  The interest rate at September 30, 2015 was 6.75%. The facility expires on December 31, 2015.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at September 30, 2015) collateralized by certain overseas receivables.  At September 30, 2015, there were no borrowings outstanding.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.41% at September 30, 2015) but no less than 5.50%.  This facility was modified in June 2015 to increase availability under Letters of Guarantee to allow for up to AED 200,000,000 (approximately $54,500,000 at September 30, 2015) of which AED 95,221,000 (approximately $25,900,000) was outstanding at September 30, 2015.  The credit facility will expire on May 7, 2016.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,220,000 Brazilian Reais (BRL) (approximately $542,000 at September 30, 2015), with a weighted average interest rate of 3.69% per month at September 30, 2015.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At September 30, 2015, the maximum U.S. dollar equivalent of the commitments was $80,163,000 of which $42,042,000 is outstanding.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine Months Ended September 30,
	2015	2014
Interest and related financing fees paid	$9,067	$19,662

Income taxes paid	$4,242	$5,375

Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$3,894	$—

Reduction of noncontrolling interest in connection with acquisition of an additional interest in Engineering S.A.	$(4,374)	$(2,649)

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$530	$618

Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$361	$538

Note 11 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted loss per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, if dilutive.  Dilutive stock options increased the average common shares outstanding by approximately 684,000 shares for the three months ended September 30, 2015 and by approximately 613,000 shares for the nine months ended September 30, 2015.  Options to purchase 3,208,000 shares and 3,773,000 shares were excluded from the calculation of diluted earnings per common share for the three- and nine-month periods ended September 30, 2015 because they were antidilutive.  Dilutive stock options increased the average common shares outstanding by approximately 144,000 shares for the three months ended September 30, 2014 and by approximately 186,000 shares for the nine months ended September 30, 2014.  Options to purchase 7,437,000 shares and 7,460,000 shares were excluded from the calculation of diluted (loss) earnings per common share for the three- and nine-month periods ended September 30, 2014 because they were antidilutive.

Note 12 — Share-Based Compensation

At September 30, 2015, the Company had approximately 7,908,000 options outstanding with a weighted average exercise price of $4.40.  During the nine months ended September 30, 2015, the Company granted 1,035,000 options which vest over a five-year period and 63,000 options which vested immediately.  The options have a weighted-average exercise price of $4.03 and a weighted average contractual life of 6.9 years.  The aggregate fair value of the options was $2,221,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.9 years; volatility — 59.1% and risk-free interest rate — 1.45%.  During the nine months ended September 30, 2015, options for 139,000 shares with a weighted average exercise price of $3.59 were exercised, options for approximately 383,000 shares with a weighted average exercise price of $6.90 lapsed and options for 28,000 shares with a weighted average exercise price of $4.40 were forfeited.

During the nine months ended September 30, 2015, employees purchased approximately 18,000 common shares, for an aggregate purchase price of $57,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $899,000 and $785,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,360,000 and $2,712,000 for the nine months ended September 30, 2015 and 2014, respectively.

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2015 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2014	$122,000	$113,288	$8,712
Net earnings	8,720	8,045	675
Other comprehensive (loss)	(16,123)	(13,094)	(3,029)
Comprehensive earnings (loss)	(7,403)	(5,049)	(2,354)
Additional paid in capital	2,915	2,915	—
Acquisition of treasury stock	(361)	(361)	—
Adjustment related to ESA put options	—	4,374	(4,374)
Stock issued for acquisition of CPI	530	530	—
Stockholders’ equity, September 30, 2015	$117,681	$115,697	$1,984

During May 2015, four of the Company’s directors exercised an aggregate of 84,868 options with an exercise price of $4.25 through the Company on a cashless basis.  The Company withheld 67,400 shares as payment for the options and placed those shares in treasury.  The directors received a total of 17,468 shares from this transaction.

During the nine months ended September 30, 2015, the Company received cash proceeds of $137,000 from the exercise of stock options.

In April 2015, two shareholders who own approximately 19% of ESA exercised their ESA Put Options.  On August 12, 2015, the Company paid the liability in shares of its common stock.  See Note 4 for further information.

On May 4, 2015, the Company’s Board of Directors approved the adoption of a stockholder rights plan and, on June 9, 2015, they rescinded that plan.

Note 14 — Income Taxes

The effective tax rates for the three months ended September 30, 2015 and 2014 were 55.8% and (78.9%), respectively, and 47.8% and 125.8% for the nine months ended September 30, 2015 and 2014, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  There was no change in the reserve for uncertain tax positions for the three months ended September 30, 2015 and 2014.  For the nine months ended September 30, 2015 and 2014, the Company recognized an income tax expense (benefit) related to an increase (decrease) in the reserve for uncertain tax positions of $245,000 and ($2,514,000), respectively. In addition, the Company recognized an income tax (benefit) expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling ($37,000) and $206,000 for the three months ended September 30, 2015 and 2014, respectively, and ($37,000) and $250,000 for the nine months ended September 30, 2015 and 2014, respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
Earnings (loss) before income taxes	$(2,541)	$10,087	$7,546	$(16,640)	$11,825	$(4,815)
Income tax expense, net	$—	$4,210	$4,210	$—	$3,800	$3,800

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
					(Restated)	(Restated)
Earnings (loss) before income taxes	$(22,529)	$39,229	$16,700	$(32,137)	$36,203	$4,066
Income tax expense, net	$—	$7,980	$7,980	$—	$5,117	$5,117

The reserve for uncertain tax positions amounted to $1,220,000 and $975,000 at September 30, 2015 and December 31, 2014, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates. During the three and nine months ended September 30, 2015, the reserve for uncertain tax positions was increased by $0 and $245,000, respectively,  and was due to certain tax positions taken in foreign jurisdictions. During the three months ended September 30, 2014, the reserve for uncertain tax positions was reduced by $2,514,000 based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities. During the nine months ended September 30, 2014, the Company also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily taken in foreign jurisdictions.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At September 30, 2015 and December 31, 2014, potential interest and penalties related to uncertain tax positions amounting to $520,000 and $592,000 was included in the balance above.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2015		2014

Project Management	$116,541	73.5%	$106,969	73.6%
Construction Claims	42,038	26.5	38,355	26.4
Total	$158,579	100.0%	$145,324	100.0%

Total Revenue

	Three Months Ended September 30,
	2015		2014

Project Management	$135,539	75.7%	$121,746	75.4%
Construction Claims	43,396	24.3	39,745	24.6
Total	$178,935	100.0%	$161,491	100.0%

Operating Profit

	Three Months Ended September 30,
	2015	2014

Project Management before equity in loss of affiliate	$15,438	$12,960
Equity in loss of affiliate	(14)	—
Total Project Management	15,424	12,960
Construction Claims	4,582	5,269
Corporate	(8,313)	(6,932)
Total	$11,693	$11,297

Depreciation and Amortization Expense

	Three Months Ended September 30,
	2015	2014

Project Management	$1,924	$1,718
Construction Claims	787	640
Subtotal segments	2,711	2,358
Corporate	152	54
Total	$2,863	$2,412

Consulting Fee Revenue by Geographic Region

	Three Months Ended September 30,
	2015		2014

U.S./Canada	$38,569	24.3%	$32,228	22.2%
Latin America	8,347	5.3	10,503	7.2
Europe	23,476	14.8	18,950	13.0
Middle East	72,441	45.7	68,043	46.8
Africa	7,225	4.5	5,580	3.8
Asia/Pacific	8,521	5.4	10,020	7.0
Total	$158,579	100.0%	$145,324	100.0%

U.S.	$37,854	23.9%	$31,309	21.5%
Non-U.S.	120,725	76.1	114,015	78.5
Total	$158,579	100.0%	$145,324	100.0%

During the third quarter ended September 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $29,642,000 representing 18.7% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

During the third quarter ended September 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $18,666,000 representing 12.8% of the total and Oman’s consulting fee revenue amounted to $16,098,000 representing 11.1% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Three Months Ended September 30,
	2015		2014

U.S./Canada	$53,554	29.9%	$43,804	27.1%
Latin America	8,398	4.7	10,535	6.5
Europe	24,814	13.9	20,266	12.5
Middle East	75,320	42.1	70,218	43.5
Africa	8,205	4.6	6,480	4.0
Asia/Pacific	8,644	4.8	10,188	6.4
Total	$178,935	100.0%	$161,491	100.0%

U.S.	$52,774	29.5%	$42,876	26.6%
Non-U.S.	126,161	70.5	118,615	73.4
Total	$178,935	100.0%	$161,491	100.0%

During the third quarter ended September 30, 2015, total revenue for the United Arab Emirates amounted to $30,910,000 representing 17.3% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the third quarter ended September 30, 2014, total revenue for the United Arab Emirates amounted to $19,112,000 representing 11.8% of the total and Oman’s total revenue amounted to $16,960,000 representing 10.5% of the total.  No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type

	Three Months Ended September 30,
	2015		2014

U.S. federal government	$2,295	1.4%	$4,562	3.1%
U.S. state, regional and local governments	21,630	13.6	19,989	13.8
Foreign governments	51,136	32.3	54,361	37.4
Private sector	83,518	52.7	66,412	45.7
Total	$158,579	100.0%	$145,324	100.0%

Total Revenue By Client Type

	Three Months Ended September 30,
	2015		2014

U.S. federal government	$2,802	1.6%	$5,894	3.6%
U.S. state, regional and local governments	34,793	19.4	28,627	17.7
Foreign governments	54,578	30.5	57,825	35.8
Private sector	86,762	48.5	69,145	42.9
Total	$178,935	100.0%	$161,491	100.0%

Property, Plant and Equipment, Net by Geographic Location

	September 30, 2015	December 31, 2014
U.S./Canada	$12,476	$3,358
Latin America	971	1,101
Europe	2,850	2,191
Middle East	4,440	3,428
Africa	988	901
Asia/Pacific	840	664
Total	$22,565	$11,643

U.S.	$12,476	$3,358
Non-U.S.	10,089	8,285
Total	$22,565	$11,643

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2015		2014

Project Management	$345,122	73.5%	$317,278	74.3%
Construction Claims	124,336	26.5	109,810	25.7
Total	$469,458	100.0%	$427,088	100.0%

Total Revenue

	Nine Months Ended September 30,
	2015		2014

Project Management	$402,586	75.8%	$356,959	75.8%
Construction Claims	128,265	24.2	114,184	24.2
Total	$530,851	100.0%	$471,143	100.0%

Operating Profit

	Nine Months Ended September 30,
	2015	2014
		(Restated)
Project Management	$43,268	$42,069
Equity in loss of affiliate	(231)	—
Total Project Management	43,037	42,069
Construction Claims	11,687	10,941
Corporate	(26,772)	(22,110)
Total	$27,952	$30,900

Depreciation and Amortization Expense

	Nine Months Ended September 30,
	2015	2014

Project Management	$5,637	$5,137
Construction Claims	2,349	1,977
Subtotal segments	7,986	7,114
Corporate	300	162
Total	$8,286	$7,276

Consulting Fee Revenue by Geographic Region

	Nine Months Ended September 30,
	2015		2014

U.S./Canada	$113,735	24.2%	$93,227	21.8%
Latin America	23,011	4.9	32,315	7.6
Europe	64,905	13.8	58,337	13.7
Middle East	222,572	47.5	200,045	46.8
Africa	21,329	4.5	17,864	4.2
Asia/Pacific	23,906	5.1	25,300	5.9
Total	$469,458	100.0%	$427,088	100.0%

U.S.	$111,436	23.7%	$90,533	21.2%
Non-U.S.	358,022	76.3	336,555	78.8
Total	$469,458	100.0%	$427,088	100.0%

During the nine months ended September 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $83,613,000 representing 17.8% of the total. No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

During the nine months ended September 30, 2014, consulting fee revenue for the United Arab Emirates amounted to $52,385,000 representing 12.3% of the total and Oman’s consulting fee revenue amounted to $50,175,000 representing 11.7% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Nine Months Ended September 30,
	2015		2014

U.S./Canada	$159,169	30.0%	$122,127	25.9%
Latin America	23,092	4.3	32,577	6.9
Europe	68,534	12.9	62,160	13.2
Middle East	231,314	43.6	207,691	44.1
Africa	24,444	4.6	20,576	4.4
Asia/Pacific	24,298	4.6	26,012	5.5
Total	$530,851	100.0%	$471,143	100.0%

U.S.	$156,715	29.5%	$119,378	25.3%
Non-U.S.	374,136	70.5	351,765	74.7
Total	$530,851	100.0%	$471,143	100.0%

During the nine months ended September 30, 2015, total revenue for the United Arab Emirates amounted to $85,898,000 representing 16.2% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the nine months ended September 30, 2014, total revenue for the United Arab Emirates amounted to $53,352,000 representing 11.3% of the total and Oman’s total revenue amounted to $53,773,000 representing 11.4% of the total.  No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type

	Nine Months Ended September 30,
	2015		2014

U.S. federal government	$7,061	1.5%	$11,169	2.6%
U.S. state, regional and local governments	63,921	13.6	55,029	12.9
Foreign governments	160,694	34.2	165,325	38.7
Private sector	237,782	50.7	195,565	45.8
Total	$469,458	100.0%	$427,088	100.0%

Total Revenue By Client Type

	Nine Months Ended September 30,
	2015		2014

U.S. federal government	$8,651	1.6%	$13,763	2.9%
U.S. state, regional and local governments	101,402	19.1	74,456	15.8
Foreign governments	171,615	32.4	175,490	37.2
Private sector	249,183	46.9	207,434	44.1
Total	$530,851	100.0%	$471,143	100.0%

Note 16 — Client Concentrations

The Company had no clients that accounted for 10% or more of consulting fee revenue during the three and nine months ended September 30, 2015 and one client located in Oman that accounted for 10.4% and 11.1% of consulting fees during the three and nine months ended September 30, 2014, respectively.

The Company had no clients that accounted for 10% or more of total revenue during the three and nine months ended September 30, 2015 and one client, located in Oman, that accounted for 10.1% of total revenue during the nine months ended September 30, 2014.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.4% and 3.1% of consulting fee revenue during the three months ended September 30, 2015 and 2014 and 1.5% and 2.6% of consulting revenue during the nine months ended September 30, 2015 and 2014.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.6% and 3.6% of total revenue during each of the three months ended September 30, 2015 and 2014 and 1.6% and 2.9% of total revenue during the nine months ended September 30, 2015 and 2014.

Note 17 — Commitments and Contingencies

General Litigation

M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs.  On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest amounting to $1,056,000, of which $448,000 had been previously accrued and $608,000 was charged to expense for the three and nine months ended September 30, 2015.  The remaining issues regarding Plaintiff’s requests for change orders and compensation for delay are being negotiated between Plaintiff and the DDC.

A former executive of the Company (“Plaintiff”) resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 for end of service remuneration.  The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff’s new employer, Driver Group plc, in the UK for breach of non-solicitation and non-compete obligations in Plaintiff’s employment agreement.  On June 15, 2015, the Company paid Plaintiff AED 750,000 ($200,000) pursuant to an executed settlement agreement.  During the nine months ended September 30, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

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

Acquisition-Related Contingencies

As of September 30, 2015 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

The Company is committed to pay additional consideration for the purchase of Cadogans in the amount of £600,000, adjusted for the amount by which the net assets of Cadogans is above or below £1,000,000 as of October 31, 2015.  The Company paid £579,000 (approximately $894,000) in satisfaction of this obligation on October 31, 2015.  Also, the sellers are entitled to an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 or more than £200,000). See Note 4.

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

•                  a low interest loan amounting to $750,000. See Note 9; and

•                  a loan amounting to $345,000 which is forgivable if the Company achieves and maintains certain employment levels within the City of Philadelphia by April 30, 2020.  The Company is accounting for this item in a manner similar to the grant and has included the deferred credit in other liabilities in the consolidated balance sheet at June 30, 2015.  Assuming the employment levels are met, the Company will reflect the item in income in the second quarter of 2020.

Additionally, the Company may be eligible to receive job creation tax credits of up to $666,000 from the Commonwealth of Pennsylvania and up to $1,150,000 from the City of Philadelphia.

The landlord for the new headquarters provided the Company with a tenant improvement allowance amounting to approximately $3,894,000. The tenant improvement allowance has been deferred, is included in other liabilities in the consolidated balance sheet at September 30, 2015 and is being amortized on a straight-line basis against rent expense over the term of the twelve-year lease commencing on May 1, 2015.

Note 19 — Subsequent Event

In connection with the restatement of its consolidated financial statements as of and for the year ended December 31, 2014 and as of and for the periods ended March 31, 2015 and June 30, 2015, the Company became in technical default of its Secured Credit Facilities due to certain misrepresentations, reporting and affirmative covenant breaches.  On November 3, 2015, the Company received a waiver of the default.  The Company paid $81,900 and other out-of-pocket expenses incurred by the Administrative Agent.

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

CFR increased $13,255,000, or 9.1%, to $158,579,000 during the third quarter of 2015 from $145,324,000 during the third quarter of 2014.  CFR for the Project Management segment increased $9,572,000, or 8.9%, principally due to increased work in the United States and the Middle East, partially offset by decreases in Latin America.  CFR for the Construction Claims segment increased by $3,683,000, or 9.6%, due primarily to increases in the Middle East, the United Kingdom and the United States.

CFR increased $42,370,000, or 9.9%, to $469,458,000 during the nine months ended September 30, 2015 from $427,088,000 during the nine months ended September 30, 2014.  CFR for the Project Management segment increased $27,844,000, or 8.8%, principally due to increased work in the Middle East and the United States, partially offset by decreases in Latin America.  CFR for the Construction Claims segment increased by $14,526,000, or 13.2% due primarily to increases in the Middle East, the United Kingdom and the United States.

Net earnings attributable to Hill were $2,948,000 during the third quarter of 2015 compared to a net loss of ($8,966,000) during the third quarter of 2014.  The improvement was due primarily to lower interest expense.  Diluted earnings per common share were $0.06 during the third quarter of 2015 based upon 51,803,000 diluted common shares outstanding, compared to diluted loss per common share of ($0.19) during the third quarter of 2014 based upon 46,606,000 diluted common shares outstanding.

Net earnings attributable to Hill were $8,045,000 during the nine months ended September 30, 2015 compared to a net loss of ($2,139,000) during the nine months ended September 30, 2014.  The improvement was due primarily to lower interest expense.  Diluted earnings per common share were $0.16 during the nine months ended September 30, 2015 based upon 51,274,000 diluted common shares outstanding, compared to diluted loss per common share of ($0.05) during the nine months ended September 30, 2014 based upon 42,348,000 diluted common shares outstanding.

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable as of December 31, 2012.  During 2013, the Company received payments against the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the nine-months ended September 30, 2014.  At September 30, 2015, after a decrease of approximately $667,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,759,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

We remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  In addition, we have completed a review of our global overhead cost structure and we are in the process of reducing more than $25,000,000 in annual overhead costs.  The areas most affected are personnel and related benefits and expenses.  We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.  Our total backlog was $879,000,000 as of September 30, 2015, a decrease of $65,000,000 from June 30, 2015.  Our 12-month backlog was $397,000,000 as of September 30, 2015, a decrease of

$31,000,000 from June 30, 2015.  These decreases are primarily related to reductions and adjustments in the Middle East, Europe and Latin America.

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

Three Months Ended September 30, 2015 Compared to

Three Months Ended September 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended September 30,
	2015		2014		Change
Project Management	$116,541	73.5%	$106,969	73.6%	$9,572	8.9%
Construction Claims	42,038	26.5	38,355	26.4	3,683	9.6
Total	$158,579	100.0%	$145,324	100.0%	$13,255	9.1%

The increase in CFR included an organic increase of 7.3% primarily in the Middle East and the United States and an increase of 1.8% due to the acquisitions of Cadogans in October 2014 and IMS in April 2015.

The increase in Project Management CFR included an organic increase of 7.5% and an increase of 1.4% due to the acquisition of IMS.  The increase included a $5,026,000 increase in domestic projects and an increase of $4,546,000 in foreign projects.   The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.  The increase in foreign Project Management CFR included an increase of $10,181,000 in the United Arab Emirates, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims CFR was comprised of an organic increase of 6.8% and a 2.8% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East, the United Kingdom and the United States.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended September 30,
	2015		2014		Change
Project Management	$18,998	93.3%	$14,777	91.4%	$4,221	28.6%
Construction Claims	1,358	6.7	1,390	8.6	(32)	(2.3)
Total	$20,356	100.0%	$16,167	100.0%	$4,189	25.9%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The increase in Project Management reimbursable expense is primarily due to higher use of subcontractors in our Northeast, Mid-Atlantic and Western regions.

Cost of Services (dollars in thousands)

	Three Months Ended September 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$70,459	78.9%	60.5%	$65,702	79.5%	61.4%	$4,757	7.2%
Construction Claims	18,886	21.1	44.9	16,973	20.5	44.3	1,913	11.3
Total	$89,345	100.0%	56.3%	$82,675	100.0%	56.9%	$6,670	8.1%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the Middle East and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the Middle East and the United States.

Gross Profit (dollars in thousands)

	Three Months Ended September 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$46,082	66.6%	39.5%	$41,267	65.9%	38.6%	$4,815	11.7%
Construction Claims	23,152	33.4	55.1	21,382	34.1	55.7	1,770	8.3
Total	$69,234	100.0%	43.7%	$62,649	100.0%	43.1%	$6,585	10.5%

The increase in Project Management gross profit included an increase of $2,421,000 from domestic operations, primarily in the Northeast, Mid-Atlantic and Western regions and an increase in foreign operations of $2,394,000 primarily in the United Arab Emirates and Saudi Arabia partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, the United Kingdom and the United States partially offset by a decrease in Asia/Pacific.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended September 30,
	2015		2014		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$57,527	36.3%	$51,352	35.3%	$6,175	12.0%

Discrete items which impacted SG&A expenses are as follows:

•                  A net credit amounting to $4,948,000 in 2014 related to a partial payment against the Libya Receivable;

•                  An increase in 2015 amounting to $1,456,000 due to the acquisitions of Cadogans in October 2014 and IMS in April 2015; and

•                  A credit for an earn-out reduction amounting to $892,000 on the BCA acquisition was recorded in September 2014.

Other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $3,660,000, primarily due to increases of $3,141,000 in the Middle East due to increases in staff for new work and an increase of $724,000 in severance related costs, primarily in Spain, as part of the Company’s cost optimization plan; and

•                  An increase in legal and related fees of $501,000 primarily due to the Company’s proxy contest and restatement matters.

Operating Profit (dollars in thousands)

	Three Months Ended September 30,
	2015		2014		Change
		% of CFR		% of CFR
Project Management	$15,438	13.2%	$12,960	12.1%	$2,478	19.1%
Equity in losses of affiliate	(14)	(0.0)	—	—	(14)
Total Project Management	15,424	13.2	12,960	12.1	2,464	19.0
Construction Claims	4,582	10.9	5,269	13.7	(687)	(13.0)
Corporate	(8,313)	—	(6,932)	—	(1,381)	19.9
Total	$11,693	7.4%	$11,297	7.8%	$396	3.5%

The increase in Project Management operating profit included increases in the United States and the United Arab Emirates, partially offset by decreases in Spain, Oman and Iraq.

The decrease in Construction Claims operating profit was primarily due to decreases in Asia/Pacific and Africa.

Corporate expenses increased by $1,381,000 which was primarily due to higher legal fees associated with the proxy contest and restatement matters.  Corporate expenses represented 5.2% of CFR during the third quarter ended September 30, 2015 compared to 4.8% during the third quarter ended September 30, 2014.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees decreased $11,965,000 to $4,147,000 during the three months ended September 30, 2015 as compared with $16,112,000 during the three months ended September 30, 2014, primarily due to accelerated interest of $9,338,000 paid upon the prepayment of the 2012 term loan and $1,482,000 for the expensing of the financing fees from the payoff and the early termination of the company’s senior credit facility and term loan in the third quarter of 2014.

Income Taxes

For the three months ended September 30, 2015 and 2014, the Company recognized income tax expense of $4,210,000 and $3,800,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the three months ended September 30, 2015, the Company did not recognize income tax expense (benefit) related to an increase (decrease) in the reserve for uncertain tax positions.  The Company’s income tax expense for the three months ended September 30, 2015 and 2014 included tax (benefit) expense of ($37,000) and $206,000, respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three months ended September 30, 2015 and 2014, were 55.8% and (78.9%), respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss. The difference in the Company’s effective tax rates between 2015 and 2014 was primarily related to the Company’s pre-tax loss in 2014 which was primarily due to the recognition of an additional $10,820,000 of interest expense in the U.S. related to the refinancing of the Company’s senior credit facility and term loan late in the third quarter of 2014.

Net Earnings (Loss) Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the three months ended September 30, 2015 were $2,948,000, or  $0.06 per diluted common share based on 51,803,000 diluted common shares outstanding, as compared to a net loss for the three months ended September 30, 2014 of ($8,966,000), or  ($0.19) per diluted common share based on 46,606,000 diluted common shares outstanding.

Nine Months Ended September 30, 2015 Compared to

Nine Months Ended September 30, 2014

Results of Operations

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Nine Months Ended September 30,
	2015		2014		Change
Project Management	$345,122	73.5%	$317,278	74.3%	$27,844	8.8%
Construction Claims	124,336	26.5	109,810	25.7	14,526	13.2
Total	$469,458	100.0%	$427,088	100.0%	$42,370	9.9%

The increase in CFR included an organic increase of 8.6% primarily from the Middle East and the United States and an increase of 1.3% due to the acquisitions of Cadogans in October 2014 and IMS in April 2015.

The increase in Project Management CFR included an organic increase of 7.9% and an increase of 0.9% due to the acquisition of IMS. The increase included a $16,454,000 increase in domestic projects and an increase of $11,390,000 in foreign projects.  The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions.  The increase in foreign projects included increases in the United Arab Emirates and Saudi Arabia, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims CFR was comprised of an organic increase of 10.4% and a 2.8% increase from the acquisition of Cadogans.  The organic increase was primarily due to increases in the Middle East, the United Kingdom and the United States.

Reimbursable Expenses (dollars in thousands)

	Nine Months Ended September 30,
	2015		2014		Change
Project Management	$57,464	93.6%	$39,681	90.1%	$17,783	44.8%
Construction Claims	3,929	6.4	4,374	9.9	(445)	(10.2)
Total	$61,393	100.0%	$44,055	100.0%	$17,338	39.4%

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

Cost of Services (dollars in thousands)

	Nine Months Ended September 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$212,565	79.3%	61.6%	$195,752	80.1%	61.7%	$16,813	8.6%
Construction Claims	55,609	20.7	44.7	48,759	19.9	44.4	6,850	14.0
Total	$268,174	100.0%	57.1%	$244,511	100.0%	57.3%	$23,663	9.7%

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

Gross Profit (dollars in thousands)

	Nine Months Ended September 30,
	2015			2014			Change
			% of CFR			% of CFR
Project Management	$132,557	65.9%	38.4%	$121,526	66.6%	38.3%	$11,031	9.1%
Construction Claims	68,727	34.1	55.3	61,051	33.4	55.6	7,676	12.6
Total	$201,284	100.0%	42.9%	$182,577	100.0%	42.7%	$18,707	10.2%

The increase in Project Management gross profit included an increase of $7,908,000 from domestic operations, primarily due to increases in the Northeast, Mid-Atlantic and Western regions.  There was an increase of $3,123,000 from foreign operations due to increases in the United Arab Emirates, Saudi Arabia and Qatar, partially offset by decreases in Brazil, Oman and Iraq.

The increase in Construction Claims gross profit was driven by increases in the Middle East, the United Kingdom and the United States partially offset by decreases in Asia/Pacific.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Nine Months Ended September 30,
	2015		2014		Change
			(Restated)
		% of	% of
		CFR	CFR
SG&A Expenses	$173,101	36.9%	$151,677	35.5%	$21,424	14.1%

Discrete items which impacted SG&A expenses are as follows:

•                  A net decrease in 2014 bad debt expense amounting to $4,948,000 due to a partial payment against the Libya Receivable which was reserved in full in 2012;

•                  An increase of $3,061,000 in 2015 due to the acquisitions of Cadogans in October 2014 and IMS in April 2015;

•                  A credit for an earn-out reduction in 2014 amounting to $1,225,000 on the CPI acquisition; and

•                  A credit for an earn-out reduction in 2014 amounting to $892,000 on the BCA acquisition.

Other significant components of the change in SG&A are as follows:

•                  An increase in unapplied and indirect labor of $7,383,000 primarily due to salary increases, increases in staff in the Middle East in support of increased work and severance related costs, primarily in Spain, as part of the Company’s cost optimization plan; and

•                  An increase in legal and associated fees of $2,441,000 primarily related to an employment dispute, the proxy dispute and restatement matters.

Operating Profit (dollars in thousands)

	Nine Months Ended September 30,
	2015		2014		Change
			(Restated)
		% of CFR		% of CFR
Project Management	$43,268	12.5%	$42,069	13.3%	$1,199	2.9%
Equity in losses of affiliate	(231)	(0.1)	—	—	(231)
Total Project Management	43,037	12.5	42,069	13.3	968	2.3
Construction Claims	11,687	9.4	10,941	10.0	746	6.8
Corporate	(26,772)	—	(22,110)	—	(4,662)	21.1
Total	$27,952	6.0%	$30,900	7.2%	$(2,948)	(9.5)

The increase in Project Management operating profit included increases in the Middle East, primarily the United Arab Emirates, Saudi Arabia, Qatar and the United States, partially offset by decreases in Latin America, Oman, Iraq and Spain.

The increase in Construction Claims operating profit was primarily due to increases in the Middle East, the United Kingdom and the United States, partially offset by decreases in Asia/Pacific, Europe and Africa.

Corporate expenses increased by $4,662,000 which was primarily due to higher legal fees associated with the proxy contest and restatement matters.  Corporate expenses represented 5.7% of CFR during the nine months ended September 30, 2015 compared to 5.2% during the nine months ended September 30, 2014.

Interest Expense and Related Financing Fees, net

Interest and related financing fees decreased $15,582,000 to $11,252,000 during the nine months ended September 30, 2015 compared to $26,834,000 during the nine months ended September 30, 2014 primarily due to accelerated interest of $9,338,000 paid in 2014 upon the prepayment of the 2012 term loan, interest accretion of $6,003,000 from the term loan paid off in 2014, and financing fees of $1,482,000 expensed in 2014 related to the early termination of the company’s senior credit facility and term loan.

Income Taxes

For the nine months ended September 30, 2015 and 2014, the Company recognized an income tax expense of $7,980,000 and $5,117,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the nine months ended September 30, 2015, the Company recognized a $245,000 income tax expense related to an increase in the reserve for uncertain tax positions due to a tax position taken in a foreign jurisdiction.  For the nine months ended September 30, 2014, the Company recognized a $2,514,000 income tax benefit related to the reversal of the reserve for uncertain tax positions based on management’s assessment that these items were effectively settled with the appropriate foreign tax authorities and also reclassified $420,000 from “Income taxes payable” to the reserve for uncertain tax positions primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax (benefit) expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling ($37,000) and $250,000 in the nine months ended September 30, 2015 and 2014, respectively.

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 47.8% and 125.8%,

respectively. For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss. The difference in the Company’s effective tax rates between 2015 and 2014was primarily related to a significant increase in the U.S. pre-tax loss in 2014 which was due to the recognition of an additional $10,820,000 of interest expense in the U.S. related to the payoff and termination of the Company’s senior credit facility and term loan in the third quarter of 2014.

Net Earnings (Loss) Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the nine months ended September 30, 2015 were $8,045,000, or $0.16 per diluted common share based on 51,274,000 diluted common shares outstanding, as compared to a net loss for the nine months ended September 30, 2014 of ($2,140,000), or  ($0.05) per diluted common share based on 42,348,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
				(Restated)
Net earnings (loss)	$2,948	$(8,966)	$8,045	$(2,140)
Interest expense, net	4,147	16,112	11,252	26,834
Income tax expense	4,210	3,800	7,980	5,116
Depreciation and amortization	2,863	2,412	8,286	7,276
EBITDA	$14,168	$13,358	$35,563	$37,086

Liquidity and Capital Resources

As a result of the worldwide financial situation in recent years as well as the political unrest in Libya, we have had to rely more heavily on borrowings under our various credit facilities to provide funding for our operations.  See Note 9 to our consolidated financial statements for a description of our recent refinancing, credit facilities and term loan.  At September 30, 2015, our primary sources of liquidity consisted of $23,901,000 of cash and cash equivalents, of which $20,671,000 was on deposit in foreign locations, and $16,801,000 of available borrowing capacity under our various credit facilities.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include our ability to borrow additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions.  See “Sources of Additional Capital” for further information.

Uncertainties With Respect to Operations in Libya

The Company has open but inactive contracts with the Libyan Organization for the Development of Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At December 31, 2012, the balance of the Libya Receivable was approximately $59,937,000.  Because of the continuing political instability in Libya, the Company established a reserve for the full amount of the receivable as of December 31, 2012.  During 2013, the Company received payments against the Libya Receivable of approximately $2,880,000. In the first quarter of 2014, the Company received an additional payment of approximately $6,631,000 against the Libya Receivable which has been reflected as a reduction of selling, general and administrative (“SG&A”) expenses for the six-months ended June 30, 2014.  At September 30, 2015, after a decrease of approximately $1,151,000 due to the effect of foreign exchange translation losses, the Libya Receivable was approximately $49,275,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Additional Capital Requirements

As of September 30, 2015, our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

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

On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”).  Total consideration for the acquisition was 18,511,000 Turkish Lira (“TRY”) of which TRY 12,411,000 (approximately $4,692,000) was paid in cash during the second quarter of 2015.  The remaining payouts consist of a Holdback Purchase Price of TRY 4,400,000 (approximately $1,626,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $628,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,294,000) or (ii) TRY 1,500,000 ($554,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,183000).

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

At September 30, 2015, we had $16,801,000 of available borrowing capacity under our various credit agreements.

We also have arrangements with foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At September 30, 2015, we had approximately $38,121,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2015, our cash and cash equivalents decreased by ($6,223,000) to $23,901,000.  Cash used in operations was ($3,592,000), cash used in investing activities was ($15,831,000) and cash provided by financing activities was $15,039,000.  We also experienced a decrease in cash of ($1,839,000) from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of ($3,592,000) for the nine months ended September 30, 2015.  This compares to cash used in operating activities of ($6,348,000) for the nine months ended September 30, 2014. We had a consolidated net income in the nine months ended September 30, 2015 amounting to $8,720,000 compared to a consolidated net loss of ($1,051,000) in the nine months ended September 30, 2014.  Depreciation and amortization was $8,286,000 in the nine months ended September 30, 2015 compared to $7,276,000 in the nine months ended September 30, 2014; the increase in this category is primarily due to amortization of intangibles arising from the acquisitions of Cadogans and IMS, the increase in property and equipment primarily related to the relocation of our corporate headquarters to Philadelphia, partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at September 30, 2015 and December 31, 2014 were $4,930,000 and $16,007,000, respectively.  The change results primarily from a reduction in the collateral requirements due to a change in financial institutions, partially offset by increases due to new collateral issued to support certain letters of credit related to new work in the Middle East.  In July 2015, approximately $8,326,000 was released from the restricted accounts and was returned to cash and cash equivalents.

Average days sales outstanding (“DSO”) at September 30, 2015 was 98 days compared to 89 days at September 30, 2014.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The increase in DSO in 2015 was adversely affected by the timing of payments from our clients in the Middle East, particularly Oman, which have been slower than payments from clients in other geographic regions of our operations; we will continue to carefully monitor this situation.

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

Investing Activities

Net cash used in investing activities was $15,831,000.  We used $11,447,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures, primarily in connection with the relocation of our corporate headquarters to Philadelphia.  We used $4,384,000 for the acquisition of IMS.

Financing Activities

Net cash provided by financing activities was $15,039,000.  We received $14,252,000 from borrowings under our various credit facilities and $750,000 from a low-interest Philadelphia Industrial Development Corporation loan of which we have repaid $27,000.  We also received $194,000 from purchases under our Employee Stock Purchase Plan and exercise of stock options. We paid $130,000 as dividends to noncontrolling interests.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry specific guidance.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  The ASU was to be effective for interim and annual periods commencing after December 15, 2016 and allows for both retrospective and prospective methods of adoption.  On July 10, 2015, the FASB voted to extend the effective date by one year.  Early adoption would be permitted as of the original effective date. The Company is in the process of determining the method of adoption and assessing the impact of the ASU, if any, on its consolidated financial statements.

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

At September 30, 2015, our backlog was $879,000,000 compared to $944,000,000 at June 30, 2015. We estimate that $397,000,000, or 45.2%, of the backlog at September 30, 2015 will be recognized during the twelve months subsequent to September 30, 2015.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.  Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date.  Historically, the impact of terminations and modifications on our realization of revenue from our backlog has not been significant; however, there can be no assurance that such changes will not be significant in the future.  Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date.  Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of September 30, 2015:
Project Management	$830,000	94.4%	$353,000	88.9%
Construction Claims	49,000	5.6%	44,000	11.1%
	$879,000	100.0%	$397,000	100.0%

As of June 30, 2015:
Project Management	$895,000	94.8%	$379,000	88.6%
Construction Claims	49,000	5.2%	49,000	11.5%
	$944,000	100.0%	$428,000	100.0

As of September 30, 2014:
Project Management	$982,000	95.4%	$406,000	89.6%
Construction Claims	47,000	4.6%	47,000	10.4%
	$1,029,000	100.0%	$453,000	100.0

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

Item 4.                                 Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Management concluded that due to the on-going remediation associated with the material weakness identified in our 2014 Annual Report on Form 10-K/A our disclosure controls and procedures were ineffective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Background on Restatement of Previously Issued Financial Statements

As described in greater detail in Note 1 to the consolidated financial statements included in Item 1 of this Form 10-Q, due to the Libya Receivable we restated our consolidated financial statements for the each of the years ended December 31, 2014, 2013, and 2012 and for each of the quarters ended March 31, 2015 and June 30, 2015. In addition, we performed a re-evaluation of our internal controls over financial reporting.  Based on the re-evaluation, management concluded that, as a result of the identified of material weaknesses, our internal controls over financial reporting were ineffective for each of the years ended December 31, 2014, 2013, and 2012 and for each of the quarters ended March 31, 2015 and June 30, 2015.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2014, 2013, and 2012, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, of our 2014 Annual Report on Form 10-K/A.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2015, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2014 Annual Report on Form 10-K/A, there were no other material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A in our 2014 Annual Report on Form 10-K/A, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in Form 10-K/A. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing existing procedures and controls to more thoroughly assess unusual significant items

•                  Enhancing our close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this report.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2014, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2014 Annual Report on Form 10-K/A.

Part II — Other Information

Item 1.       Legal Proceedings

M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs.  Pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest, on October 5, 2015.  The remaining issues regarding Plaintiff’s requests for change orders and compensation for delay are being negotiated between Plaintiff and the DDC.

Item 1A.        Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2014 Annual Report on Form 10-K/A.

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

Hill International, Inc.

Dated: November 16, 2015	By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 16, 2015	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)