Form 10-K
period 2015-12-31
Hill International, Inc.
filed 2016-03-29
CIK 1287808

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission file number 001-33961

HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	20-0953973 (I.R.S. Employer Identification No.)
One Commerce Square 2005 Market Street, 17th Floor Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

        Registrant's telephone number, including area code: (215) 309-7700

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	New York Stock Exchange

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of shares of common stock held by non-affiliates on June 30, 2015 was approximately $203,536,000. As of March 9, 2016, there were 51,701,442 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the proxy statement for the 2016 Annual Meeting of Shareholders of Hill International, Inc. are incorporated by reference into Part III of this Form 10-K.

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

        We assume no obligation to update or revise any forward-looking statements. In accordance with the Reform Act, Item 1A of this Report entitled "Risk Factors" contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in our other filings with the SEC or in materials incorporated therein by reference.

Item 1.    Business.

General

        Hill International, Inc., with 4,800 professionals in 100 offices worldwide, provides program management, project management, construction management, construction claims and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets. According to the June 18, 2015 edition of Engineering News-Record magazine, Hill is the seventh largest construction management firm and eighth largest program management firm headquartered in the United States. The terms "Hill", the "Company", "we", "us" and "our" refer to Hill International, Inc.

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

  •
  Capitalize Upon the Continued Spend in the Markets We Serve.  We believe that the demand for project management services will grow with increasing construction and infrastructure spending in the markets we serve. We believe that our reputation and experience combined with our broad platform of service offerings will enable us to capitalize on increases in demand for our services. In addition, we strategically open new offices to expand into new geographic areas and we aggressively hire individuals with significant contacts to accelerate growth of these new offices and to strengthen our presence in existing markets.

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

Reporting Segments

        We operate through two reporting segments: the Project Management Group and the Construction Claims Group. Our total revenue consists of two components: consulting fee revenue ("CFR") and reimbursable expenses. Reimbursable expenses are reflected in equal amounts in both total revenue and total direct expenses. Because these revenue/costs may be subject to significant fluctuation from year to year, we measure the performance of many of our key operating metrics as a percentage of CFR, as we believe that this is a better and more consistent measure of operating performance than total revenue. Throughout this report we have used CFR as the denominator in many of our ratios. The following table sets forth the amount and percentage of CFR from our operations in each reporting segment for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue ("CFR")

	2015		2014		2013
Project Management	$467,877	74.2%	$428,827	74.3%	$392,602	76.7%
Construction Claims	163,074	25.8	148,290	25.7	119,483	23.3

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

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

Global Business

        We operate worldwide and currently have over 100 offices in over 40 countries. The following table sets forth the amount and percentage of our CFR by geographic region for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue by Geographic Region

	2015		2014		2013
U.S./Canada	$150,096	23.8%	$125,691	21.8%	$121,291	23.7%
Latin America	31,189	4.9	40,844	7.1	49,188	9.6
Europe	85,293	13.5	79,009	13.7	75,398	14.7
Middle East	303,769	48.2	272,236	47.2	219,315	42.8
Africa	28,138	4.5	23,849	4.1	22,744	4.4
Asia/Pacific	32,466	5.1	35,488	6.1	24,149	4.8

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

U.S.	$147,013	23.3%	$122,096	21.2%	$117,740	23.0%
Non-U.S.	483,938	76.7	455,021	78.8	394,345	77.0

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

Growth Organically and Through Acquisitions

        Over the years, our business has expanded through organic growth and the acquisition of a number of project management and claims consulting businesses. Over the past 18 years, we have completed 24 acquisitions of project management and claims consulting businesses.

        We believe that our industry includes a number of small regional companies in a highly fragmented market. We believe that we have significant experience and expertise in identifying, negotiating, completing and integrating acquisitions and view the acquisition of these smaller competitors as a key part of our growth strategy. Through our acquisitions, we gained entry into the United Kingdom, Spain, Mexico, Poland, Australia, Brazil, South Africa and Turkey and expanded our presence in the United States. These transactions have enabled us to accelerate our growth, strengthen our geographic diversity and compete more effectively.

Clients

        Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector. The following table sets forth our breakdown of CFR attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Consulting Fee Revenue By Client Type

	2015		2014		2013
U.S. federal government	$9,345	1.5%	$13,250	2.3%	$14,958	2.9%
U.S. state, regional and local governments	85,135	13.5	74,921	13.0	69,477	13.6
Foreign governments	221,464	35.1	220,917	38.3	181,066	35.3
Private sector	315,007	49.9	268,029	46.4	246,584	48.2

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

        The following table sets forth the percentage of our consulting fee revenue contributed by each of our five largest clients for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Largest client	8.0%	11.0%	10.0%
2nd largest client	4.9%	3.4%	3.4%
3rd largest client	4.2%	2.6%	2.3%
4th largest client	3.2%	2.6%	1.6%
5th largest client	2.7%	2.5%	1.6%

Top 5 largest clients	23.0%	22.1%	18.9%

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

        Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations. For the year ended December 31, 2015, CFR from U.S. and foreign government contracts represented approximately 50.1% of our total CFR.

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

        At December 31, 2015, our backlog was $860,000,000, compared to approximately $1,036,000,000 at December 31, 2014. Our net bookings during 2015 of $454,000,000, which equates to a book-to-bill ratio of 72%, is well under our goal of at least 110%. This will be a major area of focus in 2016. At December 31, 2015, September 30, 2015 and December 31, 2014, backlog attributable to uncompleted work in Libya amounting to approximately $44,000,000 was excluded from our backlog in each period due to the uncertainty surrounding the Libya Receivable and the political instability in Libya. We estimate that approximately $388,000,000, or 45.1% of the backlog at December 31, 2015, will be recognized during our 2016 fiscal year.

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

        We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by reporting segment and by geographic region (in thousands):

	Total Backlog		12-Month Backlog
As of December 31, 2015:
Project Management	$807,000	93.8%	$340,000	87.6%
Construction Claims	53,000	6.2	48,000	12.4

Total	$860,000	100.0%	$388,000	100.0%

U.S./Canada	$389,675	45.3%	125,019	32.2%
Latin America	23,074	2.7	16,274	4.2
Europe	53,721	6.2	34,597	8.9
Middle East	312,100	36.3	166,979	43.0
Africa	52,737	6.1	23,385	6.0
Asia/Pacific	28,693	3.3	21,746	5.6

Total	$860,000	100.0%	$388,000	100.0%

As of September 30, 2015:
Project Management	$830,000	94.4%	$353,000	88.9%
Construction Claims	49,000	5.6	44,000	11.1

Total	$879,000	100.0%	$397,000	100.0%

U.S./Canada	$362,499	41.2%	119,587	30.1%
Latin America	28,223	3.2	17,365	4.4
Europe	54,651	6.2	37,157	9.4
Middle East	349,514	39.8	181,532	45.7
Africa	40,140	4.6	18,140	4.6
Asia/Pacific	43,973	5.0	23,219	5.8

Total	$879,000	100.0%	$397,000	100.0%

As of December 31, 2014:
Project Management	$990,000	95.6%	$421,000	90.2%
Construction Claims	46,000	4.4	46,000	9.8

Total	$1,036,000	100.0%	$467,000	100.0%

U.S./Canada	$366,297	35.4%	120,470	25.8%
Latin America	45,273	4.4	31,157	6.7
Europe	69,351	6.7	38,467	8.2
Middle East	467,671	45.1	236,130	50.6
Africa	35,986	3.5	17,626	3.8
Asia/Pacific	51,512	5.0	23,150	5.0

Total	$1,036,090	100.0%	$467,000	100.0%

Competition

        The project management and claims consulting industries are highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including design or engineering firms, general contractors, other "pure" construction management companies, other claims consulting firms, the "Big Four" and other accounting firms, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2015, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP Parsons Brinckerhoff, Inc., Parsons Corp. and Turner Construction Co. Some of our largest claims consulting competitors last year included: Driver Group, Ltd., Exponent, Inc., Navigant Consulting, Inc. and Systech Group, Ltd.

Insurance

        We maintain insurance covering general and professional liability, as well as for claims involving bodily injury and property damage. We have historically enjoyed a favorable loss ratio in all lines of insurance and our management considers our present limits of liability, deductibles and reserves to be adequate. We endeavor to reduce or eliminate risk through the use of quality assurance/control, risk management, workplace safety and similar methods to eliminate or reduce the risk of losses on a project. Although our actual rates have decreased, we have experienced and expect to continue to experience increases in the dollar amount of our insurance premiums because of the increase in our revenue.

Management

        We are led by an experienced management team with significant experience in the construction industry. Additional information about our executive officers follows.

Executive Officers

Name	Age	Position
David L. Richter	49	President and Chief Executive Officer
Raouf S. Ghali	54	Chief Operating Officer
Mohammed Al Rais	62	Regional President (Middle East), Project Management Group
Frederic Z. Samelian	68	President, Construction Claims Group
John Fanelli III	61	Senior Vice President and Chief Financial Officer
Ronald F. Emma	64	Senior Vice President and Chief Accounting Officer
William H. Dengler, Jr.	49	Senior Vice President and General Counsel
Catherine H. Emma	56	Senior Vice President and Chief Administrative Officer
Michael J. Petrisko	51	Senior Vice President and Chief Information Officer

        DAVID L. RICHTER has been our President and Chief Executive Officer since December 2014 and he has been a member of our Board of Directors since 1998. Prior to his current position, he was our President and Chief Operating Officer from March 2004 to December 2014. Before that, Mr. Richter was President of our Project Management Group from 2001 to 2004, Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995. Mr. Richter is a Fellow of the Construction Management Association of America (CMAA) and a member of the World Presidents' Organization, the Construction Industry Round Table and the American Society of Civil Engineers. He is a member of the Board of Directors of the Greater Philadelphia Chamber of Commerce and the Board of Trustees of Princeton Day School. He is a former member of the Board of Directors of the CMAA and the Board of Trustees of the Southern New Jersey Development Council. Mr. Richter earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania and his M.Sc. in major program management from the University of Oxford. Mr. Richter is a son of Irvin E. Richter.

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

        MOHAMMED AL RAIS has been Regional President (Middle East) with Hill's Project Management Group since January 2015. Prior to that, he was Senior Vice President and Managing Director (Middle East) of our Project Management Group from April 2010 to January 2015 and Vice President from 2006 to 2010. Mr. Al Rais has over 38 years of experience in the management of construction projects throughout the Middle East, North Africa, the United Kingdom and Canada. He earned his B.Sc. in city and regional planning from the University of Engineering and Technology in Pakistan and his M.Sc. in project management from the University of Reading in the United Kingdom. Mr. Al Rais is a member of the Association for Project Management in the U.K., the Canadian Business Council, the Society of Engineers in the U.A.E., the Chartered Management Institute, the Project Management Institute and the Chartered Institute of Building.

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

        WILLIAM H. DENGLER, JR. has been our Senior Vice President and General Counsel since March 2007. Mr. Dengler was previously Vice President and General Counsel from 2002 to 2007, and Corporate Counsel from 2001 to 2002. Mr. Dengler also serves as corporate secretary to Hill and its subsidiaries. Prior to joining Hill, Mr. Dengler served as Assistant Counsel to former New Jersey Governors Donald DiFrancesco and Christine Todd Whitman from 1999 to 2001. Mr. Dengler earned his B.A. in political science from McDaniel College and his J.D. from Rutgers University School of Law at Camden. He is licensed to practice law in New Jersey, as well as before the U.S. Court of Appeals for the Third Circuit and the U.S. Supreme Court.

        CATHERINE H. EMMA has been our Senior Vice President and Chief Administrative Officer since January 2007. Ms. Emma had been Vice President and Chief Administrative Officer from 2005 to 2007. Before that, she served as Vice President of Human Resources and Administration. Ms. Emma has been with Hill since 1982. She is certified by the Society for Human Resource Management as a Professional in Human Resources (PHR) and holds professional memberships with Tri-State Human Resources, the Society for Human Resource Management and Risk and Insurance Management Society, Inc. Ms. Emma previously participated in BNA's Human Resources Personnel Policies Forum. Ms. Emma is the wife of Ronald F. Emma.

        MICHAEL J. PETRISKO has been our Senior Vice President and Chief Information Officer since June 2014. Prior to that, Mr. Petrisko was Vice President and Chief Information Officer for STV Group, an architecture, engineering and construction management firm, from June 2012 through June 2014. Before that, Mr. Petrisko was Hill's Senior Vice President and Chief Information Officer from January 2009 through June 2012, and Vice President and Chief Information Officer from 2007 to 2008. Before that, Mr. Petrisko was Director of Global IT Operations for AECOM Technology Corp. from 2005 to 2007 and Vice President and Chief Information Officer for DMJM Harris, Inc., a subsidiary of AECOM, a global architecture, engineering and construction management firm, from 2002 to 2005. From 1999 to 2002, he was Director of Technical Services for Foster Wheeler Corp., an engineering and construction services firm. Mr. Petrisko studied management information technology at Thomas Edison State College and he is a member of the New Jersey Society of Information Management and a member of the CMAA.

Employees

        At March 9, 2016, we had 4,759 professionals. Of these professionals, 3,743 worked in our Project Management Group, 911 worked in our Construction Claims Group and 105 worked in our Corporate Group. Our personnel included 4,038 full-time employees, 224 part-time employees and 497 independent contractors. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

Item 1A.    Risk Factors.

        Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, financial condition, results of operations and cash flows. While these are not the only risks and uncertainties we face, we believe that the more significant risks and uncertainties are as follows:

Risks Affecting the Business

Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel.

        Acts of terrorism, political, governmental and social upheaval and threats of armed conflicts in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel, cancellation of contracts or the loss of personnel, and may affect timing and collectability of our accounts receivable. Such events may cause further disruption to financial and commercial markets and may generate greater political and economic instability in some of the geographic areas in which we operate. In addition, any possible reprisals as a consequence of the wars and ongoing military action in the Middle East and Africa, such as acts of terrorism in the United States or elsewhere, could have a material adverse effect on our business, results of operations and financial position.

If our clients delay in paying or fail to pay amounts owed to us, it could have a material adverse effect on our liquidity, results of operations and financial condition.

        Accounts receivable represent the largest asset on our balance sheet. While we take steps to evaluate and manage the credit risks relating to our clients, economic downturns or other events can adversely affect the markets we serve and our clients ability to pay, which could reduce our ability to collect all amounts due from clients. In addition, political unrest in countries in which we operate and the effect of the decline of oil prices have impacted and may in the future impact our collections on accounts receivable. If our clients delay in paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, results of operations, and financial condition.

Our business is sensitive to oil and gas prices, and fluctuations in oil and gas prices may negatively affect our business.

        Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Since 2011, our consulting fee revenue derived from our operations in major oil and gas producing countries in the Middle East and Africa has grown from 32% in 2011 to approximately 53% of total consolidated CFR. Significant drops in oil or gas prices have led, and could lead to further slowdowns, in construction in these regions, which has had and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

        The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe, Brazil and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients' businesses. The reduction in financial institutions' willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and Brazil economic crisis may cause the value of European and Brazilian currencies, including the Euro, British pound sterling and Brazilian real, to deteriorate, thus reducing the purchasing power of European and Brazilian clients and reducing the translated amounts of U.S. dollar revenues. For the year ended December 31, 2015, 13.5% and 4.9% of our consulting fee revenue was attributable to European and Brazilian clients, respectively. In addition, any negative change in general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients' level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

        Our international operations contributed 76.7%, 78.8% and 77.0% of our consulting fee revenue for the years ended December 31, 2015, 2014 and 2013, respectively. There are risks inherent in doing business internationally, including:

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

        The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide and local anti-corruption laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from improper or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition. All of our recently acquired businesses are subject to our internal policies. However, because our internal policies are more restrictive than some local laws or customs where we operate, we may be at an increased risk for violations while we train our new employees to comply with our internal policies and procedures.

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

        In 2015, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 1.5% and 13.5%, respectively, of our consulting fee revenue, and foreign government contracts contributed approximately 35.1% of our consulting fee revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. Also, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

        A significant portion of our consulting fee revenue is derived from contracts with federal, state, regional, local and foreign governments. During the years ended December 31, 2015, 2014 and 2013, approximately 50.1%, 53.6% and 51.8%, respectively, of our consulting fee revenue were derived from such contracts.

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

        At December 31, 2015, our backlog of uncompleted projects under contract or awarded was approximately $860 million. The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

        Over the past 18 years, we have acquired 24 businesses and our strategy is to continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us.

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

        As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency and effectiveness of our systems, the operation of such systems could be interrupted or delayed, or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic security breaches. Any of these or other events could cause system interruptions, delays, and loss of critical data including private data. While we have taken steps to address these concerns by implementing sophisticated network security, training and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our business, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

        We restated our consolidated financial statements for the each of the years ended December 31, 2014, 2013, and 2012 and for each of the quarters ended March 31, 2015 and June 30, 2015 (collectively, the "Restated Periods"). The determination to restate the financial statements for the Restated Periods was made by our Audit Committee upon management's recommendation following the identification of errors related to accounts receivable from the Libyan Organization for Development of Administrative Centres (the "Libya Receivable"). Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 have been amended to, among other things, reflect the restatement of our financial statements for the Restated Periods (the "Restatement").

        As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team was diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume management's time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price which could, among other things, result in a default under the Company's financing agreements.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Form 10-K, management identified material weaknesses in our internal control over financial reporting and determined our disclosure controls and procedures were not effective based upon our identification of certain errors related to the estimation of potential losses on our accounts receivable. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2015.

        We have developed and implemented a remediation plan designed to address these material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

Future sales of our common and preferred stock may depress the price of our common stock.

        As of March 9, 2016, there were 51,701,442 shares of our common stock outstanding. An additional 6,426,648 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock upon terms that are determined by our Board of Directors and additional options to purchase 2,393,645 shares of our common stock without stockholder approval. In addition, we have a registration statement on file with the SEC for an aggregate issuance of 20,000,000 common shares (of which 10,453,371 shares remain available for issuance), which may be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities and another registration statement on file with the SEC for an aggregate issuance of 20,000,000 common shares, (of which 18,926,804 shares remain available for issuance), which may be used in future acquisitions. Sales of a substantial number of these shares in the public market, or factors relating to the terms we may determine for our preferred stock, options or warrants, could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

        We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our Secured Credit Facilities and may be limited by future indebtedness incurred by us or our subsidiaries. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

  •
  Only our Board of Directors, our Chairman of the Board, our Chief Executive Officer or the holders of not less than 25% of our outstanding common stock and entitled to vote may call a special meeting of stockholders;

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

        In addition, Section 203 of the Delaware General Corporation Law imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding common stock. This provision is applicable to Hill and may have an anti-takeover effect that may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in the stockholder's best interest. In general, Section 203 could delay for three years and impose conditions upon "business combinations" between an "interested shareholder" and Hill, unless prior approval by our Board of Directors is given. The term "business combination" is defined broadly to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. An "interested shareholder," in general, would be a person who, together with affiliates and associates, owns or within three years did own, 15% or more of a corporation's voting stock.

A small group of stockholders own a large quantity of our common stock, thereby potentially exerting significant influence over the Company.

        As of December 31, 2015, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 21.4% of our common stock. This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company's other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our executive and operating offices are currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. In addition to our executive offices, we have approximately 100 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

        As of March 9, 2016, our principal worldwide office locations and the geographic regions in which we reflect their operations are:

U.S./Canada	Europe	Middle East
Albuquerque, NM	Almaty, Kazakhstan	Abu Dhabi, UAE
Atlanta, GA	Amsterdam, Netherlands	Aqaba, Jordan
Austin, TX	Astana City, Kazakhstan	Baghdad, Iraq
Baltimore, MD	Athens, Greece	Doha, Qatar
Bensalem, PA	Baku, Azerbaijan	Dubai, UAE
Boston, MA	Barcelona, Spain	Erbil, Kurdistan
Broadview Heights, OH	Belgrade, Serbia	Jeddah, Saudi Arabia
Columbus, OH	Birmingham, UK	Kabul, Afghanistan
East Hartford, CT	Bucharest, Romania	Kuwait City, Kuwait
Fresno, CA	Cumbria, UK	Manama, Bahrain
Granite Bay, CA	Daresbury, UK	Muscat, Oman
Houston, TX	Dundee, UK	Riyadh, Saudi Arabia
Irvine, CA	Dusseldorf, Germany
Irving, TX	Edinburgh, UK
Jacksonville, FL	Frankfurt, Germany	Africa
Las Vegas, NV	Geneva, Switzerland	Algiers, Algeria
Lemont Furnace, PA	Glasgow, UK	Cairo, Egypt
Los Angeles, CA	Hamburg, Germany	Cape Town, South Africa
Miami, FL	Istanbul, Turkey	Casablanca, Morocco
Mission Viejo, CA	Lisbon, Portugal	Johannesburg, South Africa
New Orleans, LA	London, UK	Pretoria, South Africa
New York, NY	Luxembourg	Tripoli, Libya
Ontario, CA	Madrid, Spain
Orlando, FL	Munich, Germany	Asia/Pacific
Perrysburg, OH	Pristina, Kosovo	Beijing, China
Philadelphia, PA (Headquarters)	Riga, Latvia	Brisbane, Australia
Phoenix, AZ	Teesside, UK	Danang City, Vietnam
Pittsburgh, PA	Warsaw, Poland	Gurgaon, India
Providence, RI		Hong Kong, China
San Diego, CA	Latin America/	Jakarta, Indonesia
San Francisco, CA	the Caribbean	Kuala Lumpur, Malaysia
Seattle, WA	Bogota, Colombia	Manila, Philippines
Spokane, WA	Mexico City, Mexico	Melbourne, Australia
Tampa, FL	Rio de Janeiro, Brazil	Perth, Australia
Toronto, Canada	Sao Paulo, Brazil	Shanghai, China
Woodbridge, NJ	Trinidad and Tobago	Singapore
Washington, DC		Sydney, Australia

Item 3.    Legal Proceedings.

General Litigation

        M.A. Angeliades, Inc. ("Plaintiff") has filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction ("DDC") regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest amounting to $1,056,000. The remaining issues regarding Plaintiff's request for change orders and compensation for delay are being negotiated between Plaintiff and the DDC.

        A former executive of the Company ("Plaintiff") resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,000 (approximately $1,210,000) for end of service remuneration. The Company filed a counterclaim against Plaintiff for breach for employment contract and filed a complaint against Plaintiff's new employer, Driver Group plc, in the UK for breach of non-solicitation and non-compete obligations in Plaintiff's employment agreement. On June 15, 2015, the Company paid AED 750,000 (approximately $200,000) pursuant to an executed settlement agreement.

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

	Price Range
	High	Low
2015
Fourth Quarter	$4.02	$3.11
Third Quarter	5.38	3.20
Second Quarter	5.50	3.49
First Quarter	4.38	3.26
2014
Fourth Quarter	$4.07	$2.83
Third Quarter	6.39	3.61
Second Quarter	7.57	4.89
First Quarter	5.73	3.82

Stockholders

        As of December 31, 2015, there were 88 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. We believe there are approximately 5,000 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

        None.

Performance Graph

        The performance graph and table below compare the cumulative total return of our common stock for the period December 31, 2009 to December 31, 2015 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company is a component stock) and a peer group which consists of the following nine companies: AECOM (ACM), Exponent, Inc. (EXPO), Fluor Corporation (FLR), ICF International, Inc. (ICFI), Jacobs Engineering Group, Inc. (JEC), KBR, Inc. (KBR), Navigant Consulting, Inc. (NCI), Tutor Perini Corporation (TPC), and Tetra Tech, Inc. (TTEK).

	2010	2011	2012	2013	2014	2015
Hill International, Inc.	$100.00	$79.44	$56.57	$61.05	$59.35	$59.97
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	82.66	93.11	124.62	96.84	88.02

Item 6.    Selected Financial Data.

        The following is selected financial data from the Company's audited consolidated financial statements for each of the last five years. This data should be read in conjunction with the Company's consolidated financial statements (and related notes) appearing in Item 8 of this report and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The data presented below is in thousands, except for earnings (loss) per share data.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data:
Consulting fee revenue	$630,951	$577,117	$512,085	$417,598	$399,254
Reimbursable expenses	89,654	64,476	64,596	63,183	102,202

Total revenue	720,605	641,593	576,681	480,781	501,456

Cost of services	362,366	329,755	296,055	239,572	227,991
Reimbursable expenses	89,654	64,476	64,596	63,183	102,202

Total direct expenses	452,020	394,231	360,651	302,755	330,193

Gross profit	268,585	247,362	216,030	178,026	171,263
Selling, general and administrative expenses	237,504	213,424	181,332	221,328	175,312
Share of loss (earnings) of equity method affiliates	237	—	—	—	(190)

Operating profit (loss)	30,844	33,938	34,698	(43,302)	(3,859)
Interest and related financing fees, net	14,663	30,485	22,864	18,150	7,262

Earnings (loss) before income taxes	16,181	3,453	11,834	(61,452)	(11,121)
Income tax expense (benefit)	8,442	8,300	6,350	13,442	(6,186)

Net earnings (loss)	7,739	(4,847)	5,484	(74,894)	(4,935)
Less: net earnings—noncontrolling interests	808	1,301	1,922	1,872	1,082

Net earnings (loss) attributable to Hill International, Inc.	$6,931	$(6,148)	$3,562	$(76,766)	$(6,017)

Basic earnings (loss) per common share—Hill International, Inc.	$0.14	$(0.14)	$0.09	$(1.99)	$(0.16)

Basic weighted average common shares outstanding	50,874	44,370	39,098	38,500	38,414

Diluted earnings (loss) per common share—Hill International, Inc.	$0.14	$(0.14)	$0.09	$(1.99)	$(0.16)

Diluted weighted average common shares outstanding	51,311	44,370	39,322	38,500	38,414

	As of December 31,
	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and cash equivalents	$24,089	$30,124	$30,381	$16,716	$17,924
Accounts receivable, net	243,417	195,098	174,685	151,239	197,906
Current assets(1)	291,591	256,589	238,298	194,582	229,117
Total assets(2)	442,563	412,897	391,450	361,153	407,512
Current liabilities(1)	143,048	139,244	139,124	138,082	108,463
Total debt(2)	144,983	121,524	131,235	106,704	94,759
Stockholders' equity:
Hill International, Inc. share of equity	$113,969	$113,288	$84,969	$78,997	$154,136
Noncontrolling interests	4,070	8,712	11,887	13,557	18,258

Total equity	$118,039	$122,000	$96,856	$92,554	$172,394

(1)
Amounts as of December 31, 2014, 2013, 2012 and 2011 have been revised to reflect the retrospective adoption of ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.

(2)
Amounts as of December 31, 2014, 2013 and 2012 have been revised to reflect the retrospective adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.

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

        Since 2011, the amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 53% of total consolidated CFR in 2015. There has been significant political upheaval and civil unrest in this region, most notably in Libya where we had substantial operations. In 2012, we reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres ("ODAC"). Subsequently, we have received payments totaling approximately $9,511,000, but this situation with ODAC has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations.

        We have recently seen further slowing of collections from our clients in the Middle East, primarily Oman. In 2012, we commenced operations on the Muscat International Airport ("Oman Airport") project with the Ministry of Transport and Communications (the "MOTC") in Oman. The original contract term was to expire in November 2014. In October 2014, we applied for a twelve-month extension of time. While we awaited approval, we continued to work on the project. The client paid us on account through May 2015 when payments stopped. In connection with the work performed there, our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 reflected the following (in thousands):

	2015		2014	2013
Consulting fee revenue	$50,743		$62,585	$50,898
Accounts receivable, net	$35,184	(1)	$11,967	$9,314
Collections received during the year	$29,958		$53,277	$46,099

(1)
The client has resumed payments and we received approximately $15,000,000 against this receivable in March 2016.

        Going forward, we will closely monitor this receivable as well as any other receivable where collections are not received in a timely manner. This may result in increases in the allowance for doubtful accounts which may have a significant negative impact on our financial position and results of operations.

2015 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,		Change
	2015	2014	$	%
Income Statement Data:
Consulting fee revenue	$630,951	$577,117	53,834	9.3%
Reimbursable expenses	89,654	64,476	25,178	39.1%

Total revenue	720,605	641,593	79,012	12.3%

Cost of services	362,366	329,755	32,611	9.9%
Reimbursable expenses	89,654	64,476	25,178	39.1%

Total direct expenses	452,020	394,231	57,789	14.7%

Gross profit	268,585	247,362	21,223	8.6%
Selling, general and administrative expenses	237,504	213,424	24,080	11.3%
Equity in loss of affiliates	237	—	237

Operating profit	30,844	33,938	(3,094)	(9.1)%
Interest and related financing fees, net	14,663	30,485	(15,822)	(51.9)%

Earnings before income taxes	16,181	3,453	12,728	368.6%
Income tax expense	8,442	8,300	142	1.7%

Net earnings (loss)	7,739	(4,847)	12,586	N/A %
Less: net earnings—noncontrolling interests	808	1,301	(493)	(37.9)%

Net earnings (loss) attributable to Hill International, Inc.	$6,931	$(6,148)	13,079	N/A %

        Overall, 2015 was a turnaround year for the Company in terms of growth and profitability despite some unusual events and items negatively impacting the year. Our Project Management and Construction Claims segments had strong years with CFR increasing 9.1% and 10.0%, respectively, and operating profit increasing 5.8% and 6.8%, respectively. During 2015, we initiated and completed a review of our global overhead cost structure and these efforts have reduced our overhead costs on an annualized basis by approximately $21,000,000. Interest expense was lower by $15,822,000 compared to the prior year as a result of our debt refinancing in 2014. In addition, we incurred a higher level of expenses, reflected within selling, general and administrative expenses, that negatively impacted our profitability in 2015. These expenses included legal and professional fees related to a shareholder proxy contest ($1,369,000), the settlement of a labor dispute with a former executive ($1,048,000), severance costs associated with our cost optimization plan ($1,495,000), a write-down of a note receivable to the value of the underlying collateral ($959,000) and restatement of our consolidated financial statements for 2014, 2013 and 2012 ($460,000). The Company also experienced an increase in bad debt expense ($3,350,000) primarily in the fourth quarter related to certain receivables primarily in the Middle East. In 2014, SG&A was reduced by a credit ($4,948,000) for collections from Libya.

        CFR increased $53,834,000, or 9.3%, to $630,951,000 in 2015. CFR for the Project Management segment increased $39,050,000, or 9.1%, principally due to increased work in the United States, primarily in our Northeast, Mid-Atlantic and Western regions, along with increases in the Middle East, primarily in the United Arab Emirates. CFR for the Construction Claims segment increased by $14,784,000, or 10.0%, due primarily to increased work in the Middle East and the United States and from the acquisition of Cadogans.

        Cost of services increased $32,611,000, or 9.9%, to $362,366,000 in 2015 primarily as a result of an increase in employees and other direct expenses related to the additional work in the Middle East and the United States.

        Gross profit increased $21,223,000, or 8.6%, to $268,585,000 in 2015 due to the increases in CFR. Gross profit as a percent of CFR was 42.6% in 2015 compared to 42.9% in 2014.

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

        Selling, general and administrative ("SG&A") expenses increased $24,080,000, or 11.3%, primarily due to increased unapplied and indirect labor costs primarily in the Middle East in support of the increased work and expenses at Cadogans and IMS which were acquired in October 2014 and April 2015, respectively. We also were subjected to significant expenses related to a shareholder proxy contest, an employment dispute, severance costs, a write-down of a note receivable, and restatement matters. Also, SG&A expenses in 2014 were reduced by a $4,948,000 credit arising from a partial payment against the Libya Receivable, an earn-out reduction of $1,225,000 from the CPI acquisition and an earn-out reduction of $892,000 from the BCA acquisition. Excluding the effect of the one-time legal costs, bad debt expense, severance costs, the Libya Receivable and the earn-out reductions, as a percentage of CFR, selling, general and administrative expenses decreased to 36.3% compared to 38.2% in 2014.

        Operating profit was $30,844,000 in 2015 compared to $33,938,000 in 2014, a decrease of 9.1%. The decrease in operating profit was primarily due to the increase in selling, general and administrative expenses partially offset by increases in CFR and gross profit. Excluding the effects of the unusual expense items noted above, operating profit in 2015 and 2014 would have been $39,525,000 and $26,873,000, respectively, reflecting an increase of $12,652,000, or 47.1%, in operating profit year-over-year.

        Income tax expense was $8,442,000 for 2015 compared to $8,300,000 for 2014. The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company's U.S. net operating losses which management believes the Company will not be able to utilize.

        Net earnings attributable to Hill was $6,931,000 in 2015 compared to a net loss of ($6,148,000) in 2014. Diluted earnings per common share was $0.14 in 2015 based upon 51,311,000 diluted common shares outstanding compared to a net loss per diluted common share of ($0.14) in 2014 based upon 44,370,000 diluted common shares outstanding. Excluding the effects of the unusual expense items noted above, net earnings and diluted earnings per share would have been $15,083,000 and $0.29, respectively, in 2015.

        Despite the recent drop in global oil prices and its negative impact on the construction industry particularly in the Middle East, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. In addition, we have completed a review of our global overhead cost structure. The areas most affected were the personnel and related benefits and expenses. We believe these efforts combined with continued revenue growth should significantly improve profitability and shareholder value.

Critical Accounting Policies and Estimates

        Our consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 2 to the consolidated financial statements, areas that are particularly significant are discussed below. We believe our assumptions are reasonable and appropriate, however actual results may be materially different than estimated.

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

  Allowance for Doubtful Accounts

        We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments. Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector); historical contract performance; historical collection and delinquency trends; client credit worthiness; and general economic and political conditions. At December 31, 2015 and 2014, the allowance for doubtful accounts was $63,748,000 and $60,801,000, respectively.

  Goodwill and Acquired Intangible Assets

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

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for each reporting unit, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2015, the fair values of the Project Management unit and the Construction Claims unit substantially exceeded their carrying values. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment for each reporting unit. Changes in future market conditions, our business strategy, or other factors could impact upon the future values of Hill's reporting units, which could result in future impairment charges.

        We amortize acquired intangible assets over their estimated useful lives and review the long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

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

Results of Operations

Year Ended December 31, 2015 Compared to
Year Ended December 31, 2014

Consulting Fee Revenue ("CFR") (dollars in thousands)

	2015		2014		Change
Project Management	$467,877	74.2%	$428,827	74.3%	$39,050	9.1%
Construction Claims	163,074	25.8	148,290	25.7	14,784	10.0

Total	$630,951	100.0%	$577,117	100.0%	$53,834	9.3%

        The increase in CFR included an organic increase of 8.0% primarily in the Middle East and the United States and an increase of 1.3% due to the acquisitions of Angus Octan Scotland Ltd. ("Cadogans") in October 2014 and IMS Proje Yonetimi ve Danismanlik A.S. ("IMS") in April 2015.

        The increase in Project Management CFR included an organic increase of 8.1% and an increase of 1.0% due to the acquisition of IMS. The increase in CFR consisted of a $20,173,000 increase in domestic projects and an increase of $18,877,000 in foreign projects. The increase in domestic Project Management CFR was due primarily to increases in our Northeast, Mid-Atlantic and Western regions. The increase in foreign Project Management CFR included increases from new work of $37,614,000 in the United Arab Emirates and $5,088,000 in Saudi Arabia. These increases were partially offset by a decrease of $8,914,000 in Brazil primarily due to an economic slowdown in 2014 and 2015, a decrease of $13,883,000 in Iraq due to the political turmoil and a decrease of $8,092,000 in Oman due to the winding down of the first phase of a major infrastructure project.

        The increase in Construction Claims CFR was comprised of an organic increase of 7.6% and an increase of 2.4% from the acquisition of Cadogans. The organic increase was primarily due to increases in the Middle East, Africa and the United States.

Reimbursable Expenses (dollars in thousands)

	2015		2014		Change
Project Management	$84,699	94.5%	$58,927	91.4%	$25,772	43.7%
Construction Claims	4,955	5.5	5,549	8.6	(594)	(10.7)

Total	$89,654	100.0%	$64,476	100.0%	$25,178	39.1%

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

Cost of Services (dollars in thousands)

	2015			2014
			% of CFR			% of CFR	Change
Project Management	$288,845	79.7%	61.7%	$263,806	80.0%	61.5%	$25,039	9.5%
Construction Claims	73,521	20.3	45.1	65,949	20.0	44.5	7,572	11.5

Total	$362,366	100.0%	57.4%	$329,755	100.0%	57.1%	$32,611	9.9%

        Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to an increase in the Middle East and the United States in support of increased work.

        The increase in the cost of services for Construction Claims was due primarily to increases in direct costs in the Middle East, the United States and Africa in support of the increase in CFR plus costs arising from the acquisition of Cadogans.

Gross Profit (dollars in thousands)

	2015			2014
			% of CFR			% of CFR	Change
Project Management	$179,032	66.7%	38.3%	$165,021	66.7%	38.5%	$14,011	8.5%
Construction Claims	89,553	33.3	54.9	82,341	33.3	55.5	7,212	8.8

Total	$268,585	100.0%	42.6%	$247,362	100.0%	42.9%	$21,223	8.6%

        The increase in Project Management gross profit included an increase of $9,823,000 from domestic operations, primarily related to CFR increases in the Northeast, Mid-Atlantic and Western regions. There was an increase of $4,188,000 from foreign operations related to CFR increases in the United Arab Emirates, Saudi Arabia and Qatar partially offset by decreases in Brazil, Oman and Iraq.

        The increase in Construction Claims gross profit was driven by CFR increases in the Middle East, United Kingdom (including Cadogans) and the United States, partially offset by decreases in Asia/Pacific.

        The overall gross profit percentage decreased slightly due to lower margins achieved in the Middle East, primarily Oman and Iraq, partially offset by an increase in the United Arab Emirates.

Selling, General and Administrative ("SG&A") Expenses (dollars in thousands)

	2015		2014
		% of CFR		% of CFR	Change
SG&A Expenses	$237,504	37.6%	$213,424	37.0%	$24,080	11.3%

        Discrete items which impacted SG&A expenses are as follows:

  •
  A net decrease of $4,948,000 in 2014 due to payments against the Libya Receivable;

  •
  An increase of $4,540,000 in 2015 due to the acquisition of Cadogans in October 2014 and IMS in April 2015;

  •
  A charge of $959,000 related to the write-down of a note receivable to the value of the underlying collateral;

  •
  A credit for an earn-out reduction in 2014 amounting to $1,225,000 on the CPI acquisition; and

  •
  A credit for an earn-out reduction in 2014 amounting to $892,000 on the BCA acquisition.

        Other significant components of the change in SG&A are as follows:

  •
  An increase of $7,411,000 in unapplied and indirect labor primarily due to salary increases, increases in staff in the Middle East in support of increased work and severance costs of $1,495,000, primarily in Spain, as part of the Company's cost optimization plan;

  •
  An increase in legal and other professional fees of $2,550,000 primarily related to an employment dispute, the proxy contest and restatement matters;

  •
  An increase in bad debt expense of $3,350,000 related to certain accounts receivable in the Middle East; and

  •
  A decrease of $2,248,000 in administrative travel as a result of cost-cutting initiatives implemented during 2015.

Operating Profit (dollars in thousands)

	2015		2014
		% of CFR		% of CFR	Change
Project Management	$56,157	12.0%	$53,174	12.4%	$2,983	5.6%
Share of loss of equity method affiliates	(237)	(0.1)	—	—	(237)	—

Total Project Management	55,920	11.9	53,174	12.4	2,746	5.2
Construction Claims	11,740	7.2	10,996	7.4	744	6.8
Corporate	(36,816)		(30,232)		(6,584)	21.8

Total	$30,844	4.9%	$33,938	5.9%	$(3,094)	(9.1)%

        The increase in Project Management operating profit included increases in the United Arab Emirates, Saudi Arabia, Qatar and the United States, partially offset by decreases in Oman, Iraq and Spain.

        The increase in Construction Claims operating profit was primarily due to increases in the Middle East, the United Kingdom and the United States, partially offset by decreases in Asia/Pacific, Europe and Africa.

        In 2015, Corporate expenses increased $6,584,000 which was primarily due to higher legal and other professional fees associated with the proxy contest, restatement matters and higher labor expenses due to raises and the transfer of our chief operating officer's expenses to Corporate from Project Management due to his promotion. Corporate expenses represented 5.8% of CFR in 2015 compared to 5.2% in 2014.

Interest and related financing fees, net

        Interest and related financing fees decreased $15,822,000 to $14,663,000 in 2015 as compared with $30,485,000 in 2014, primarily due to $9,338,000 of accelerated interest paid in 2014 upon the early payoff and termination of the 2012 Term Loan, interest accretion of $6,003,000 from the term loan paid off in 2014 and lower rates.

Income Taxes

        In 2015, income tax expense was $8,442,000 compared to $8,300,000 in 2014. The effective income tax expense rates for 2015 and 2014 were 52.2% and 240.4%, respectively. The increase in expense in 2015 compared to 2014 results from the mix of income and tax rates in the various foreign jurisdictions. In 2014, income tax expense was offset by approximately $2,500,000 of reversal for uncertain tax positions based on management's assessment that those items were effectively settled with a foreign jurisdiction. The difference in the Company's 2015 effective tax rate compared to the 2014 rate is primarily related to a significant decrease in the U.S. pretax loss in 2015 due to the reduction of interest expense of approximately $16,000,000 related to the refinancing and early termination of the Company's former senior credit facility and term loan during the third quarter of 2014. In addition, the Company recognized an income tax benefit of $502,000 in 2015 resulting from adjustments to agree the 2014 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. In both years, the Company's effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss plus increases caused by various foreign withholding taxes.

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

Net Earnings (Loss) Attributable to Hill

        Net earnings attributable to Hill International, Inc. for 2015 was $6,931,000, or $0.14 per diluted common share based on 51,311,000 diluted common shares outstanding, as compared to a net loss for 2014 of ($6,148,000), or ($0.14) per diluted common share based upon 44,370,000 diluted common shares outstanding.

Year Ended December 31, 2014 Compared to
Year Ended December 31, 2013

Consulting Fee Revenue ("CFR") (dollars in thousands)

	2014		2013		Change
Project Management	$428,827	74.3%	$392,602	76.7%	$36,225	9.2%
Construction Claims	148,290	25.7	119,483	23.3	28,807	24.1

Total	$577,117	100.0%	$512,085	100.0%	$65,032	12.7%

        The increase in CFR included an organic increase of 11.1% primarily in the Middle East and an increase of 1.6% due to the acquisitions of Binnington Copeland & Associates (Pty.) Ltd ("BCA") in May 2013, Collaborative Partners, Inc. ("CPI") in December 2013 and Cadogans in October 2014.

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

Reimbursable Expenses (dollars in thousands)

	2014		2013		Change
Project Management	$58,927	91.4%	$59,915	92.8%	$(988)	(1.6)%
Construction Claims	5,549	8.6	4,681	7.2	868	18.5

Total	$64,476	100.0%	$64,596	100.0%	$(120)	(0.2)%

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

Cost of Services (dollars in thousands)

	2014			2013
			% of CFR			% of CFR	Change
Project Management	$263,806	80.0%	61.5%	$244,003	82.4%	62.2%	$19,803	8.1%
Construction Claims	65,949	20.0	44.5	52,052	17.6	43.6	13,897	26.7

Total	$329,755	100.0%	57.1%	$296,055	100.0%	57.8%	$33,700	11.4%

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

Gross Profit (dollars in thousands)

	2014			2013
			% of CFR			% of CFR	Change
Project Management	$165,021	66.7%	38.5%	$148,599	68.8%	37.8%	$16,422	11.1%
Construction Claims	82,341	33.3	55.5	67,431	31.2	56.4	14,910	22.1

Total	$247,362	100.0%	42.2%	$216,030	100.0%	42.2%	$31,332	14.5%

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

Selling, General and Administrative ("SG&A") Expenses (dollars in thousands)

	2014		2013
		% of CFR		% of CFR	Change
SG&A Expenses	$213,424	37.0%	$181,332	35.4%	$32,092	17.7%

        Discrete items which impacted SG&A expenses are as follows:

  •
  A net credit of $4,948,000 in 2014 as a result of cash recoveries against the Libya Receivable;

  •
  A net credit of $2,240,000 in 2013 as a result of cash recoveries against the Libya Receivable; and

  •
  A credit of $3,693,000 in 2013 resulting from the elimination, net of foreign exchange effects, of a reserve for a foreign subsidiary's potential employment tax liabilities which were indemnified by the former shareholders of the subsidiary.

        Other significant components of the change in SG&A are as follows:

  •
  An increase of $16,648,000 in unapplied labor primarily due to the impact of new hires, salary increases and lower utilization in the early part of 2014. There was an increase of approximately $7,551,000 for new staff required on increased work volume in the Middle East for Project Management and in the United Kingdom and Asia/Pacific for Construction Claims, an increase of approximately $2,910,000 primarily for new staff hired in the Middle East to support expanded Construction Claims work which started later than anticipated in 2014 and an increase of $1,627,000 in the U.S. Project Management Group due to lower utilization in the first half of the year. Unapplied labor also increased by approximately $1,890,000 due to the acquisitions of BCA, CPI and Cadogans;

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

  •
  An increase of $1,429,000 in information technology related costs to support our global growth; and

  •
  An increase of $1,395,000 in bad debt expense.

Operating Profit (dollars in thousands)

	2014		2013
		% of CFR		% of CFR	Change
Project Management	$53,174	12.4%	$50,922	13.0%	$2,252	4.4%
Construction Claims	10,996	7.4	12,171	10.2	(1,175)	(9.7)
Corporate	(30,232)		(28,395)		(1,837)	6.5

Total	$33,938	5.9%	$34,698	6.8%	$(760)	(2.2)%

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

Interest and related financing fees, net

        Interest and related financing fees increased $7,621,000 to $30,485,000 in 2014 as compared with $22,864,000 in 2013, primarily due to $9,338,000 of accelerated interest paid upon the early payoff and termination of the 2012 Term Loan and the write-off of $1,482,000 of deferred financing fees related to the early payoff and termination of the Company's 2009 Credit Facility and 2012 Term Loan in September 2014.

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

Net (Loss) Earnings Attributable to Hill

        Net loss attributable to Hill International, Inc. for 2014 was $6,148,000, or $0.14 per diluted common share based on 44,370,000 diluted common shares outstanding, as compared to net earnings for 2013 of $3,562,000, or $0.09 per diluted common share based upon 39,322,000 diluted common shares outstanding.

Non-GAAP Financial Measures

        Item 10(e) of Regulation S-K, "Use of Non-GAAP Financial Measures in Commission Filings," and other SEC regulations define and prescribe the conditions for use of certain financial information that is not recognized by generally accepted accounting principles. Generally, a Non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. We believe earnings before interest, taxes, depreciation and amortization ("EBITDA"), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures. This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP. Investors should also be aware that this non-GAAP financial measure may not be comparable to a similarly-titled measure of other companies. The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net earnings (loss) attributable to Hill	$6,931	$(6,148)	$3,562
Interest	14,663	30,485	22,864
Income taxes	8,442	8,300	6,350
Depreciation and amortization	11,004	9,823	10,756

EBITDA	$41,040	$42,460	$43,532

        Under the caption "2015 Business Overview," we cited significant expenses that had an adverse impact upon our 2015 results of operations. EBITDA as adjusted for significant expenses, SG&A as adjusted for significant expenses, Operating profit as adjusted for significant expenses and net earnings as adjusted for significant expenses provide investors with additional perspective on the period-to-period performance of our business. Investors should recognize that such non-GAAP financial measures might not be comparable to similarly-titled measures of other companies. The following table reconciles the actual amounts within our consolidated statement of operations for the year ended December 31, 2015 to the "as adjusted" amounts.

	EBITDA	SG&A Expenses	Operating Profit	Net Earnings
As reported	$41,040	$237,504	$30,844	$6,931

Adjustments:
Bad debt expense	3,350	(3,350)	3,350	3,350
Severance	1,495	(1,495)	1,495	1,495
Proxy contest	1,369	(1,369)	1,369	1,369
Labor dispute	1,048	(1,048)	1,048	1,048
Note reduction	959	(959)	959	959
Restatement	460	(460)	460	460
Income tax effect	—	—	—	(529)

Subtotal	8,681	(8,681)	8,681	8,152

As adjusted	$49,721	$228,823	$39,525	$15,083

Liquidity and Capital Resources

        Since 2011, the amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 53% of total consolidated CFR in 2015. There has been significant political upheaval and civil unrest in this region, most notably in Libya where we had substantial operations prior to the outbreak of its civil unrest. In 2012, due to the overthrow of the Libyan government and the subsequent civil war, we reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres ("ODAC"). In 2013 and 2014, we have received payments totaling approximately $9,511,000, but this shortfall of cash flows from ODAC has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt or equity transactions for our liquidity needs in the next 12 to 18 months.

        We have recently seen further slowing of collections from our clients in the Middle East, primarily Oman. In 2012, we commenced operations on the Oman Airport project with the MOTC in Oman. Throughout the original term of the contract, we were paid timely and regularly in accordance with the terms of the contract. The original contract term was to expire in November 2014. In October 2014, we applied for a twelve-month extension of time amendment ("first extension") (which was subsequently approved in March 2016). We continued to work on the Oman Airport project. During the early part of the first extension, MOTC paid us on account for work performed. We began to experience delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices. In October 2015, the MOTC paid us for work performed in April and May 2015. In December 2015, we began discussions with the MOTC on a second extension of time amendment (which was approved in March 2016) and have since commenced additional work, which we expect to last approximately 18 months. Accounts receivable from Oman totaled $35,184,000 at December 31, 2015. In March 2016, the MOTC resumed payments and we received approximately $15,000,000 against the accounts receivable from the first extension. We expect to collect the remaining past-due accounts receivable in the second quarter of 2016.

        Any additional delays in payments from MOTC and other foreign governments may have a negative impact on our liquidity and financial covenants, which could have a negative impact on our financial position and results of operations.

Former Operations in Libya

        We began work in Libya in 2007 primarily with the Libyan Organization for Development of Administrative Centres ("ODAC"). In February 2011, due to civil and political unrest in Libya, we suspended our operations in and demobilized substantially all of our personnel from Libya. Due to the uncertainty surrounding collection of approximately $48,975,000 due to us for work performed there, we reserved this receivable at December 31, 2012 and it remains fully reserved. We intend to continue to pursue collection of monies owed to us by ODAC and if subsequent payments are received, we will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Additional Capital Requirements

        Our subsidiary, Hill International (Spain), S.A. ("Hill Spain"), owns an indirect 91% interest in Engineering S.A. ("ESA"), a firm located in Brazil, and now known as Hill International do Brasil, S.A. ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

        On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, "Cadogans"). Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition). Cash payments of £2,000,000 ($3,200,000) were made during 2014 and £579,000 ($894,000) during 2015. The remaining payouts consist of a potential earn out based upon Cadogans' average earnings before interest, taxes, depreciation and amortization ("EBITDA") for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000).

        On April 15, 2015, our subsidiary, Hill International N.V., acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"). We have paid approximately TRY 12,411,000 ($4,692,000) to date. Potential remaining payments of TRY 4,400,000 ($1,506,000) and TRY 1,700,000 ($582,000) are payable in 2016 and 2017, respectively.

Sources of Additional Capital

        We have an effective registration statement on Form S-3 on file with the SEC to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. To date, we have issued 9,546,629 shares, leaving a balance of 10,453,371 shares. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

        In addition, we have an effective registration statement on Form S-4 on file with the SEC to register 20,000,000 shares of our common stock for issuance in connection with business acquisitions. To date, we have issued 1,073,196 shares under this registration statement, leaving a balance of 18,926,804 shares. We cannot predict whether, in the future, we will offer these shares to potential sellers of businesses or assets we might consider acquiring or whether these shares will be acceptable as consideration by any potential sellers.

        At December 31, 2015, we had $7,214,000 of available borrowing capacity under our various credit agreements. At February 29, 2016, we had $3,450,000 available under those agreements.

        We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2015, we had approximately $82,127,000 of availability under these arrangements.

        We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Year Ended December 31, 2015

        For the year ended December 31, 2015, our cash and cash equivalents decreased by ($6,035,000) to $24,089,000. This compares to a net decrease in cash and cash equivalents of ($257,000) during the prior year. Cash used in operations was ($6,853,000), cash used in investing activities was ($18,586,000) and cash provided by financing activities was $22,304,000. We also experienced a decrease in cash of ($2,900,000) from the effect of foreign currency exchange rate fluctuations.

Operating Activities

        Our operations used cash of ($6,853,000) in 2015. This compares to cash generated of $6,305,000 in 2014 and cash generated of $21,433,000 in 2013. We had net earnings in 2015 amounting to $7,739,000, a net loss of ($4,847,000) in 2014 and net earnings of $5,484,000 in 2013. Depreciation and amortization was $11,004,000 in 2015 compared to $9,823,000 in 2014 and $10,756,000 in 2013; the increase in this category is due to significant additions to property and equipment related to the move of our headquarters to Philadelphia, partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years. We had deferred tax benefit of ($826,000) in 2015 primarily due to several minor temporary differences in foreign jurisdictions.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2015 and 2014 were $4,696,000 and $16,007,000, respectively. The decrease between years is due to a reduction in the collateral requirements that we were able to achieve with certain foreign lenders.

        Average days sales outstanding ("DSO") at December 31, 2015 was 106 days compared to 86 days at December 31, 2014 and 91 days at December 31, 2013. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days). The increase in DSO in 2015 was due to the growth in our accounts receivable due to a slowing of collections from our clients in the Middle East, particularly Oman. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company's operations.

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

        From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with increases in our receivables and payables relative to the increase in our overall business, as well as our acquisition activity. In 2015, payments to our vendors were drawn out due to a slowdown in our receipts against accounts receivable primarily in the Middle East and particularly Oman.

Investing Activities

        Net cash used in investing activities was ($18,586,000). We used $14,202,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures, primarily in connection with the relocation of our corporate headquarters to Philadelphia, Pennsylvania and the relocation and/or renovation of our offices in Turkey, Abu Dhabi, Dubai and South Africa. We used $4,384,000 for the acquisition of IMS.

Financing Activities

        Net cash provided by financing activities was $22,304,000. We received $23,229,000 from borrowings under various credit facilities and $750,000 from a low interest Philadelphia Industrial Development Corp. loan of which we have repaid $40,000. We also paid $1,200,000 against the 2014 Term Loan Facility. We also received $398,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We paid $253,000 as dividends to noncontrolling interests.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption. The ASU was to be effective for interim and annual periods commencing after December 15, 2016, however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year. Early adoption is permitted as of January 1, 2017. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items, but the presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained. The ASU is effective for us commencing January 1, 2016 with early adoption permitted. Adoption of this ASU did not have a material impact on our consolidated financial statements.

        In April 2015, the FASB has issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an amortizable deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU permits early adoption. We adopted the guidance retrospectively which resulted in the reclassification of $6,712,000 of deferred financing costs from other assets to long-term debt as a reduction of the 2014 Term Loan at December 31, 2014. This ASU did not have a material impact on our consolidated financial statements. Because this ASU did not address debt issuance costs associated with line-of-credit arrangements, the FASB issued ASU 2015-15, which indicates that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

        In September 2015, the FASB issued ASU NO. 2015-16, Business Combinations (Topic 825-10): Simplifying the Accounting for Measurement-Period Adjustments. The ASU affects all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete at the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to those provisional amounts. The ASU requires the acquirer to recognize adjustments to provisional amounts in the reporting period in which the adjustment amounts are determined with disclosure of the adjustment amounts and the related financial statement line items. This ASU is effective for us commencing January 1, 2017 with early adoption permitted. We adopted the ASU which had no effect on the Company's consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current in the balance sheet. The ASU permits early adoption. We adopted the guidance retrospectively which resulted in the reclassification of $6,575,000 of deferred tax assets and $2,456,000 of deferred tax liabilities as of December 31, 2014. This ASU did not have a material impact on our consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825-10), which requires all equity investments to be measured a fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. In addition the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU is effective for us commencing January 1, 2018. We are in the process of assessing the impact of this ASU on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require us to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous GAAP) on our consolidated balance sheet. The ASU will be effective for us commencing January 1, 2019. We are in the process of assessing the impact of this ASU on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

(in thousands)	Total(1)	2015	2016 - 2017	2018 - 2019	2020 and later
Performance bonds(2)	$40,997	$24,101	$7,939	$1,791	$7,166
Advance payment bonds(2)	9,134	5,201	257	—	3,676
Bid bonds(3)	14,068	12,644	1,161	263	—
Letters of credit(4)	9,359	6,309	2,792	258	—

	$73,558	$48,255	$12,149	$2,312	$10,842

(1)
At December 31, 2015, the Company had provided cash collateral amounting to $4,696,000 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 14 to our consolidated financial statements for further information regarding these arrangements.

(2)
Represents guarantee of service performance bonds issued through international banks required under certain international contracts.

(3)
Represents bid bonds issued through international banks as part of the bidding process for new work to demonstrate our financial strength.

(4)
Represents letters of credit issued through a domestic bank in support for certain performance, advance payments and bid bonds.

Contractual Obligations

(in thousands)	Total	2016	2017 - 2018	2019 - 2020	2021 and later
Long-term debt obligations	$144,983	4,357	2,563	137,641	422
Interest expense on notes payable(1)	62,255	13,193	25,038	23,985	39
Operating lease obligations(2)	57,557	11,148	18,295	12,002	16,112

	$264,795	$28,698	$45,896	$173,628	$16,573

(1)
Estimated using the interest rates in effect at December 31, 2015.

(2)
Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flow from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to certain market risk primarily related to foreign currency exchange rates and interest rates.

Foreign Exchange Rates

        We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S. which are denominated primarily in British pounds sterling, Euros, U.A.E. dirhams, Qatari riyal,

Omani rial, Saudi riyal, Brazilian real, Libyan dinar, Polish zloty, Australian dollars as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. As a result of this natural hedge, we currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the respective local currency.

Interest Rates

        All of our borrowings under our revolving credit facilities bear interest at variable rates. If market interest rates had changed by 100 basis points, interest expense and our cash flows would have changed by $1,398,000 each.

Item 8.    Financial Statements and Supplementary Data.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$24,089	$30,124
Cash—restricted	4,435	8,851
Accounts receivable, less allowance for doubtful accounts of $63,748 and $60,801	243,417	195,098
Accounts receivable—affiliates	5,205	3,993
Prepaid expenses and other current assets	10,299	14,277
Income taxes receivable	4,146	4,246

Total current assets	291,591	256,589
Property and equipment, net	23,751	11,643
Cash—restricted, net of current portion	259	7,156
Retainage receivable	2,638	3,300
Acquired intangibles, net	14,659	19,282
Goodwill	74,893	80,437
Investments	8,386	5,083
Deferred income tax assets	19,724	20,220
Other assets	6,662	9,187

Total assets	$442,563	$412,897

Liabilities and Stockholders' Equity
Current maturities of notes payable and long-term debt	4,357	6,361
Accounts payable and accrued expenses	112,457	93,637
Income taxes payable	9,064	9,306
Deferred revenue	11,310	19,896
Other current liabilities	5,860	10,044

Total current liabilities	143,048	139,244
Notes payable and long-term debt, net of current maturities	140,626	115,163
Retainage payable	1,929	2,448
Deferred income taxes	16,341	18,117
Deferred revenue	11,919	12,193
Other liabilities	10,661	3,732

Total liabilities	324,524	290,897

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,335 shares and 56,920 shares issued at December 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	188,869	179,912
Retained earnings (deficit)	1,205	(5,726)
Accumulated other comprehensive loss	(46,866)	(32,600)

	143,214	141,592
Less treasury stock of 6,743 shares and 6,546 shares at December 31, 2015 and 2014, respectively, at cost	(29,245)	(28,304)

Hill International, Inc. share of equity	113,969	113,288
Noncontrolling interests	4,070	8,712

Total equity	118,039	122,000

Total liabilities and stockholders' equity	$442,563	$412,897

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Consulting fee revenue	$630,951	$577,117	$512,085
Reimbursable expenses	89,654	64,476	64,596

Total revenue	720,605	641,593	576,681

Cost of services	362,366	329,755	296,055
Reimbursable expenses	89,654	64,476	64,596

Total direct expenses	452,020	394,231	360,651

Gross profit	268,585	247,362	216,030
Selling, general and administrative expenses	237,504	213,424	181,332
Share of loss of equity method affiliates	237	—	—

Operating profit	30,844	33,938	34,698
Interest and related financing fees, net	14,663	30,485	22,864

Earnings before income taxes	16,181	3,453	11,834
Income tax expense	8,442	8,300	6,350

Net earnings (loss)	7,739	(4,847)	5,484
Less: net earnings—noncontrolling interests	808	1,301	1,922

Net earnings (loss) attributable to Hill International, Inc.	$6,931	$(6,148)	$3,562

Basic earnings (loss) per common share—Hill International, Inc.	$0.14	$(0.14)	$0.09

Basic weighted average common shares outstanding	50,874	44,370	39,098

Diluted earnings (loss) per common share—Hill International, Inc.	$0.14	$(0.14)	$0.09

Diluted weighted average common shares outstanding	51,311	44,370	39,322

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net earnings (loss)	$7,739	$(4,847)	$5,484
Foreign currency translation adjustment, net of tax	(14,861)	(9,786)	(7,292)
Other, net	(228)	123	218

Comprehensive loss	(7,350)	(14,510)	(1,590)
Comprehensive loss attributable to noncontrolling interests	(15)	(353)	(576)

Comprehensive loss attributable to Hill International, Inc.	$(7,335)	$(14,157)	$(1,014)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015, 2014, and 2013

(In thousands)

	Common Stock				Accumulated Other Comprehensive (Loss)	Treasury Stock		Hill Share of Stockholders' Equity
			Additional Paid-in Capital	Retained Earnings (Deficit)					Non-controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance—December 31, 2012	45,097	$5	$129,913	$(3,140)	$(20,015)	6,434	$(27,766)	$78,997	$13,557	$92,554
Net earnings	—	—	—	3,562	—	—	—	3,562	1,922	5,484
Other comprehensive loss	—	—	—	—	(4,576)	—	—	(4,576)	(2,498)	(7,074)
Stock issued to Board of Directors	52	—	150	—	—	—	—	150	—	150
Stock-based compensation expense	—	—	2,811	—	—	—	—	2,811	—	2,811
Stock issued under employee stock purchase plan	51	—	138	—	—	—	—	138	—	138
Exercise of stock options	8	—	20	—	—	—	—	20	—	20
Tax effect of restricted stock	—	—	(583)	—	—	—	—	(583)	—	(583)
Stock issued for acquisition of businesses	1,390	—	4,450	—	—	—	—	4,450	—	4,450
Acquisition of additional interest in subsidiary	—	—	—	—	—	—	—	—	(1,094)	(1,094)

Balance—December 31, 2013	46,598	5	136,899	422	(24,591)	6,434	(27,766)	84,969	11,887	96,856
Net (loss) earnings	—	—	—	(6,148)	—	—	—	(6,148)	1,301	(4,847)
Other comprehensive loss	—	—	—	—	(8,009)	—	—	(8,009)	(1,654)	(9,663)
Sale of common stock	9,547	1	38,041	—	—	—	—	38,042	—	38,042
Stock issued to Board of Directors	27	—	175	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	3,327	—	—	—	—	3,327	—	3,327
Cancelation of restricted stock	(2)	—	(8)	—	—	—	—	(8)	—	(8)
Stock issued under employee stock purchase plan	55	—	197	—	—	—	—	197	—	197
Exercise of stock options	324	—	1,032	—	—	—	—	1,032	—	1,032
Cashless exercise of stock options	200	—	538	—	—	112	(538)	—	—	—
Stock issued for acquisition of CPI	171	—	618	—	—	—	—	618	—	618
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Acquisition of additional interest in subsidiary	—	—	(907)	—	—	—	—	(907)	(2,649)	(3,556)

Balance—December 31, 2014	56,920	6	179,912	(5,726)	(32,600)	6,546	(28,304)	113,288	8,712	122,000
Net earnings	—	—	—	6,931	—	—	—	6,931	808	7,739
Other comprehensive loss	—	—	—	—	(14,266)	—	—	(14,266)	(823)	(15,089)
Stock issued to Board of Directors	25	—	115	—	—	—	—	115	—	115
Stock-based compensation expense	—	—	2,983	—	—	—	—	2,983	—	2,983
Stock issued under employee stock purchase plan	43	—	126	—	—	—	—	126	—	126
Exercise of stock options	189	—	468	—	—	—	—	468	—	468
Cashless exercise of stock options	85	—	361	—	—	67	(361)	—	—	—
Stock issued for acquisition of CPI	148	—	530	—	—	—	—	530	—	530
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(253)	(253)
Acquisition of additional interest in subsidiary	925	—	4,374	—	—	—	—	4,374	(4,374)	—
Purchase of treasury stock	—	—	—	—	—	130	(580)	(580)	—	(580)

Balance—December 31, 2015	58,335	$6	$188,869	$1,205	$(46,866)	6,743	$(29,245)	$113,969	$4,070	$118,039

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$7,739	$(4,847)	$5,484
Adjustments to reconcile net (loss) earnings to net cash provided by (used in):
operating activities:
Depreciation and amortization	11,004	9,823	10,756
Provision (credit) for bad debts	9,079	(2,344)	1,317
Interest accretion on term loan	—	15,526	7,955
Deferred tax (benefit) provision	(826)	(2,970)	(1,864)
Stock based compensation	3,098	3,494	2,961
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	10,784	286	3,822
Accounts receivable	(67,572)	(25,720)	(12,168)
Accounts receivable—affiliate	166	(3,501)	768
Prepaid expenses and other current assets	3,532	(2,819)	(2,116)
Income taxes receivable	(389)	(197)	(744)
Retainage receivable	662	(2,088)	2,734
Other assets	(2,392)	(449)	109
Accounts payable and accrued expenses	27,109	23,331	(2,747)
Income taxes payable	(286)	664	1,688
Deferred revenue	(5,952)	2,427	5,476
Other current liabilities	(4,701)	(2,873)	4,923
Retainage payable	(510)	1,440	(3,151)
Other liabilities	2,602	(2,878)	(3,770)

Net cash (used in) provided by operating activities	(6,853)	6,305	21,433

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(4,384)	(2,701)	—
Purchase of additional interest in Engineering S.A.	—	(3,556)	—
Cash received in stock-based acquisitions	—	—	964
Payments for additional equity interests in Hill Spain	—	—	(12,062)
Payments for purchase of property and equipment	(14,202)	(5,721)	(3,764)
Distributions from affiliate	—	—	36

Net cash used in investing activities	(18,586)	(11,978)	(14,826)

Cash flows from financing activities:
Due to bank	—	(2)	(19)
Proceeds from secondary public offering of common stock	—	38,042	—
Proceeds from term loan borrowing	—	120,000	—
Payoff and termination of term loan	—	(100,000)	—
Payoff and termination of revolving credit facility	—	(25,500)	—
Payment of financing fees	—	(10,065)	—
Payment on Engineering S.A. note payable	—	—	(5,095)
Payments on notes payable	—	—	(167)
Net borrowings (payments) on revolving loans	23,229	(13,833)	21,084
Proceeds from Philadelphia Industrial Development Corporation loan	750	—	—
Payments on term loans	(1,240)	(300)	—
Dividends paid to noncontrolling interest	(253)	(173)	—
Proceeds from stock issued under employee stock purchase plan	126	197	138
Proceeds from exercise of stock options	272	1,032	20
Purchase of treasury stock	(580)	—	—

Net cash provided by financing activities	22,304	9,398	15,961

Effect of exchange rate changes on cash	(2,900)	(3,982)	(8,903)

Net (decrease) increase in cash and cash equivalents	(6,035)	(257)	13,665
Cash and cash equivalents—beginning of year	30,124	30,381	16,716

Cash and cash equivalents—end of year	$24,089	$30,124	$30,381

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Liquidity

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

        Since 2011, the amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 53% of total consolidated CFR in 2015. There has been significant political upheaval and civil unrest in this region, most notably in Libya where we had substantial operations prior to the civil unrest. In 2012, due to the overthrow of the Libyan government and subsequent civil war, the Company reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres ("ODAC"). In 2013 and 2014, the Company received payments totaling approximately $9,511,000, but this shortfall of cash flows from ODAC has put a considerable strain on its liquidity. As a result, it has had to rely heavily on debt and equity transactions to fund its operations.

        The Company has recently seen further slowing of collections from its clients in the Middle East, primarily Oman. In 2012, the Company commenced operations on the Muscat International Airport ("Oman Airport") project with the Ministry of Transport and Communications (the "MOTC") in Oman. Throughout the original term of the contract, the Company was paid timely and regularly in accordance with the terms of the contract. The original contract term was to expire in November 2014. In October 2014, the Company applied for a twelve-month extension of time amendment ("first extension") (which was subsequently approved in March 2016). The Company continued to work on the Oman Airport project. During the early part of the first extension, MOTC paid the Company on account for work performed. The Company began to experience delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company's invoices. In October 2015, the MOTC paid the Company for work performed in April and May 2015. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (which was approved in March 2016) and has since commenced additional work, which management expects to last approximately 18 months. Accounts receivable from Oman totaled $35,184,000 at December 31, 2015. In March 2016, the MOTC resumed payments, and the Company received approximately $15,000,000 against the accounts receivable from the first extension. Management expects to collect the remaining past-due accounts receivable in the second quarter of 2016.

Note 2—Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of Hill International, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(b)   Foreign Currency Translations and Transactions

        Assets and liabilities of all foreign operations are translated at year-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are reflected in selling, general and administrative expenses in the consolidated statement of operations.

(c)   Use of Estimates and Assumptions

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the revenue and expenses reported for the periods covered by the financial statements and certain amounts disclosed in the accompanying notes to the consolidated financial statements. Actual results could differ significantly from those estimates and assumptions. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, allocation of purchase price to acquired intangibles and goodwill, fair value of contingent consideration, recoverability of long-lived assets, income taxes, allowance for doubtful accounts and commitments and contingencies.

(d)   Fair Value Measurements

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

        Nonfinancial assets and liabilities, such as goodwill and long lived assets that are initially recorded at fair value, will be assessed for impairment, if deemed necessary. During the years ended December 31, 2015 and 2014, the Company did not record any impairment to any financial or nonfinancial assets or liabilities.

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

        The following tables show the number of the Company's clients which contributed 10% or more of total revenue and accounts receivable:

	Years Ended December 31,
	2015	2014	2013
Number of 10% clients	—	1	—
Percentage of total revenue	N/A	10%	N/A

	December 31,
	2015	2014	2013
Number of 10% clients	1	—	—
Percentage of accounts receivable	14.4%	N/A	N/A

        The following provides information with respect to total revenue from contracts with U.S. federal government agencies:

	Years Ended December 31,
	2015	2014	2013
Percentage of total revenue	2%	3%	3%

(h)   Allowance for Doubtful Accounts

        The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

specifically analyzes trade receivables, including retainage receivable, historical bad debts, client credits, client concentrations, client credit worthiness, current economic trends and changes in client payment terms. If the financial condition of clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase earnings in the period such determination was made. The allowance for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

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

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. The Company's changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2015 and noted no impairment for either of its reporting units. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(m)  Investments

        The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company's billings. Any distributions in excess of the Company's billings are accounted for as income when received. The Company's cost-basis investments at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
RAMPED Metro Joint Venture(1)	$4,696	$—
Concessia, Cartera y Gestion de Infrastructuras S.A.(2)	2,927	3,840
Other	763	1,243

	$8,386	$5,083

(1)
The Company has a 45% interest in this joint venture which was formed for construction management of the Riyadh Metro system in Saudi Arabia.

(2)
The Company has a 4.45% interest in this entity which invests in the equity of companies which finance, construct and operate various public and private infrastructure projects in Spain.

(n)   Deferred Revenue

        In certain instances the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company's consolidated balance sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(o)   Deferred Rent

        Rent expenses for operating leases which include scheduled rent increases is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2015 and 2014 was $3,744,000 and $2,968,000, respectively, and is included in other liabilities in the consolidated balance sheet.

(p)   Income Taxes

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

(q)   Revenue Recognition

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

(r)   Share-Based Compensation

        The Company uses the Black-Scholes option pricing model to measure the estimated fair value of options to purchase the Company's common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company's policy is to use newly issued shares to satisfy the exercise of stock options.

(s)   Advertising Costs

        Advertising costs are expensed as incurred and amounted to the following (in thousands):

Years Ended December 31,
2015	2014	2013
$460	$599	$396

(t)    Earnings per Share

        Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

        Dilutive stock options increased average common shares outstanding by approximately 437,000 and 225,000 shares for the years ended December 31, 2015 and 2013, respectively.

        Options to purchase 3,849,000 shares, 3,521,000 shares and 5,364,000 shares of the Company's common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2015, 2014 and 2013, respectively, because they were anti-dilutive.

(u)   New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for both retrospective and prospective methods of adoption. The ASU was to be effective for interim and annual periods commencing after December 15, 2016, however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year. Early adoption is permitted as of January 1, 2017. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items, but the presentation and disclosure guidance for items that are unusual in nature or occur infrequently has been retained. The ASU is effective for the Company commencing January 1, 2016 with early adoption permitted. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB has issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an amortizable deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU permits early adoption. The Company adopted the guidance retrospectively which resulted in the reclassification of $6,712,000 of deferred financing costs from other assets to long-term debt as a reduction of the 2014 Term Loan at December 31, 2014. This ASU did not have a material impact on the Company's consolidated financial statements. Because this ASU did not address debt issuance costs associated with line-of-credit arrangements, the FASB issued ASU 2015-15, which indicates that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

        In September 2015, the FASB issued ASU NO. 2015-16, Business Combinations (Topic 825-10): Simplifying the Accounting for Measurement-Period Adjustments. The ASU affects all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete at the end of the reporting period in which the combination occurs and during the measurement period have an adjustment to those provisional amounts. The ASU requires the acquirer to recognize adjustments to provisional amounts in the reporting period in which the adjustment amounts are determined with disclosure of the adjustment amounts and the related financial statement line items. This ASU is effective for the Company commencing January 1, 2017 with early adoption permitted. The Company adopted the ASU which had no effect on the Company's consolidated financial statements.

        In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current in the balance sheet. The ASU permits early adoption. The Company adopted the guidance retrospectively which resulted in the reclassification of $6,575,000 of deferred tax assets and $2,456,000 of deferred tax liabilities as of December 31, 2014. This ASU did not have a material impact on the Company's consolidated financial statements.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Topic 825-10), which requires all equity investments to be measured a fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

(2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. In addition the amendments in this Update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU is effective for the Company commencing January 1, 2018. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous GAAP) on its consolidated balance sheet. The ASU will be effective for the Company commencing January 1, 2019. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

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

        The Company expenses all acquisition-related costs plus any anticipated restructuring costs for which it is not obligated at the acquisition date, rather than including such costs as a component of the purchase consideration. During 2015, 2014 and 2013, the Company expensed $139,000, $263,000 and $455,000, respectively, of acquisition-related costs.

IMS Proje Yonetimi ve Danismanlik A.S.

        On April 15, 2015, the Company acquired all of the equity interests of IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"), a firm that provides project management services for international developers, institutional investors and major retailers. IMS had approximately 80 professionals and is headquartered in Istanbul, Turkey. Consideration consisted of an Initial Purchase Price of 12,411,000 Turkish Lira ("TRY") (approximately $4,640,000 as of the closing date) comprised of TRY 4,139,000 (approximately $1,547,000) paid in cash on the closing date plus a second payment of TRY 8,272,000 (approximately $3,145,000) which was paid on May 12, 2015; a Holdback Purchase Price of TRY 4,400,000 (approximately $1,626,000) payable in cash on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $628,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date ("EBITDA") exceeds TRY 3,500,000 (approximately $1,294,000) or (ii) TRY 1,500,000 ($554,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,183000). The Company accrued the Holdback Purchase Price and the potential Additional Purchase Price of TRY 6,100,000 ($2,088,000), of which TRY 4,400,000 ($1,506,000) is included in other current liabilities and TRY 1,700,000 ($582,000) is included in other liabilities in the consolidated balance sheet at December 31, 2015. The Company acquired intangible assets and goodwill amounting to TRY 10,575,000 (approximately $3,953,000 on the date of acquisition) and TRY 9,421,000 (approximately $3,522,000), respectively. The acquired intangible assets have a weighted average life of seven years. The acquired intangible assets consist of a client relationship

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

intangible of TRY 6,235,000 ($2,331,000) with a ten-year life, a trade name intangible of TRY 434,000 ($162,000) with a two-year life and a contract intangible of TRY 3,906,000 ($1,460,000) with a 2.6 year life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Project Management operating segment.

Angus Octan Scotland Ltd.

        On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, "Cadogans"). Cadogans, with 27 professionals, has offices in Glasgow and Dundee. The acquisition expanded Hill's construction claims business and provided additional resources in the energy and industrial sectors. Total consideration for the acquisition was £2,719,000 (approximately $4,350,000 at the date of acquisition). The consideration consists of cash payments of £1,000,000 ($1,600,000) at closing, £600,000 ($960,000) on November 25, 2014, £400,000 ($640,000) on December 23, 2014, £579,000 ($894,000) paid on October 31, 2015 and an earn-out based upon the average earnings before interest, taxes, depreciation and amortization ("EBITDA") for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 nor more than £200,000). The Company accrued the potential additional consideration of £200,000 ($296,000) which is included in other current liabilities in the consolidated balance sheet at December 31, 2015. Two of the selling shareholders may receive an earn-out in five annual installments of up to £100,000 ($148,000 at December 31, 2015), which will be charged to earnings, provided that Cadogans' EBITDA for each of the years ending October 31,2015, 2016, 2017, 2018 and 2019 is greater than £396,000 ($587,000). In 2015, the selling shareholders earned approximately $46,000 which is reflected in SG&A expenses in the consolidated statement of operations. The Company acquired intangible assets and goodwill amounting to £1,353,000 (approximately $2,165,000 on the date of acquisition) and £601,000 (approximately $954,000), respectively. The acquired intangible assets have a weighted average life of 8.9 years. The acquired intangible assets consist of a client relationship intangible of £1,181,000 ($1,890,000) with a ten-year life, a trade name intangible of £82,000 ($131,000) with a two-year life and a contract intangible of £90,000 ($144,000) with a six-month life. Goodwill, which is not deductible for income tax purposes, has been allocated to the Construction Claims operating segment.

Collaborative Partners, Inc.

        On December 23, 2013, Hill acquired all of the outstanding common stock of Collaborative Partners, Inc. ("CPI"), a firm that provides project management, strategic planning and regulatory services for healthcare, life sciences, educational, commercial and residential construction projects throughout New England. CPI, which has about 30 professionals, has offices in Boston, Massachusetts and Providence, Rhode Island. The acquisition expands the Company's project management business in the New England region of the United States. At closing, the sellers received $2,450,000 in the form of 678,670 shares of the Company's common stock priced at $3.61 per share. On March 7, 2014, the sellers received 171,308 shares of common stock with a value of $618,000 representing CPI's common equity in excess of $600,000. On December 23, 2014, the sellers were to receive, subject to potential offset, an additional $350,000 ("holdback") in shares of common stock; the number of shares was determined based on the average closing price of the common stock for the ten trading days ending on December 18, 2014. The Agreement also provided that should the price of the Company's common

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

stock not increase by 50% to $5.42 on December 23, 2014, the Company will issue additional shares to the sellers representing the difference between $5.42 and the price on December 23, 2014 and (2) the sellers are entitled to receive additional shares of the Company's common stock for (i) 50% of the operating profit of CPI in excess of $1,000,000 for the first 12-month period after closing, but in no event more than $500,000, and (ii) 5% of the net revenue backlog in excess of $10,000,000 on the date 60 days after closing. The Company estimated and accrued $2,697,000 for the potential additional consideration which was included in other current liabilities in the consolidated balance sheet at December 31, 2013. In April 2014, the portion of the liability attributable to the change in the common stock price was waived by the sellers and the liability was eliminated by a credit of $1,225,000 to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2014. In addition, a portion of the liability attributable to the holdback in shares was not paid and $215,000 was credited to selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2014. In May 2015, the Company paid the final installment to the sellers by issuing 148,460 shares of its common stock valued at approximately $530,000.

Binnington Copeland & Associates (Pty.) Ltd.

        On May 30, 2013, Hill International N.V., the Company's wholly-owned subsidiary, acquired all of the outstanding common stock of Binnington Copeland & Associates (Pty.) Ltd. and BCA Training (Pty.) Ltd. (together "BCA"). BCA, with 34 professionals, has offices in Johannesburg and Cape Town, South Africa. The acquisition provides the Company's claims business access to Africa's large infrastructure and mining projects and allows for expansion into the rest of sub-Saharan Africa. Consideration consisted of $2,000,000 plus a potential earn-out, both payable in shares of the Company's common stock. The purchase price is payable as follows: $1,072,400 (the "Closing Date Payment") on the closing date, $927,600 (the "Second Tranche Payment") on July 31, 2013 and an earn-out (the "Third Tranche Payment") to be determined in the third quarter of 2014. The Company issued 379,655 shares of its common stock in satisfaction of the Closing Date Payment; the number of shares was determined by dividing the Closing Date Payment by the average closing price of our common stock for the thirty trading days ending on May 17, 2013. On July 31, 2013, the Company issued 331,444 shares of its common stock in satisfaction of the Second Tranche Payment. The number of shares was determined by dividing the Second Tranche Payment by the average closing price of our common stock for the thirty trading days ending on July 19, 2013. BCA's average net profit before taxes for the two years ended July 31, 2014 was not sufficient to earn any of the Third Tranche payment, which had been estimated to be approximately $902,000 at the date of acquisition. Since no amount was due to the selling shareholders, the liability was eliminated by a credit of $893,000 to selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2014.

Engineering S.A.

        On February 28, 2011, the Company's subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., now known as Hill International do Brasil, S.A. ("ESA") one of the largest project management firms in Brazil with approximately 400 professionals. It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas. Engineering S.A. provides project management, construction management and engineering consulting

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

services throughout Brazil. Total consideration will not exceed 42,000,000 Brazilian Reais ("BRL") (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BRL22,200,000 (approximately $13,392,000) plus minimum additional payments of BRL7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BRL5,000,000 ($3,016,000). Also, ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain paid approximately 7,838,000 Brazilian Reais (approximately $3,556,000) in October 2014. After the transaction, Hill Spain owned approximately 72% of ESA. In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent's Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction. Accordingly, Hill Spain reduced noncontrolling interests by BRL5,839,000 (approximately $2,649,000), and reduced additional paid in capital by approximately BRL1,999,000 (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.

        The Company estimated the fair value of the potential additional payments to total approximately BRL17,200,000 (approximately $10,376,000) and discounted that amount using an interest rate of 4.72%, the weighted average interest rate on the outstanding borrowings under the Company's credit agreement at the acquisition date. The Company paid the first installment amounting to BRL6,624,000 (approximately $3,508,000 on April 30, 2012 and paid the second installment amounting to BRL11,372,000 (approximately $5,095,000) on July 23, 2013.

        In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL10,645,000. As an incentive to the sellers to receive Hill's common stock as payment, the Company offered the sellers a 25% premium. The sellers countered the Company's offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 (approximately $4,374,000) as well as a price guarantee upon the sale of the stock during a 30-day period after closing. The Company agreed to the counter offer and paid the liability with 924,736 shares of its common stock in August 2015. In November 2015, the Company paid approximately $580,000 to the selling shareholders to repurchase 129,648 shares of its common stock. The Company now owns approximately 91% of ESA.

Gerens Management Group, S.A.

        On February 15, 2008, the Company's subsidiary, Hill International N.V. (formerly Hill International S.A.), acquired 60% of the outstanding capital stock of Gerens Management Group, S.A., whose name was subsequently changed to Hill International (Spain), S.A. ("Hill Spain"). In connection with the acquisition, Hill Spain's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("Gerens Put Option") Hill International N.V. to purchase any or

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Acquisitions (Continued)

all of their shares during the period from March 31, 2010 to March 31, 2020. The purchase price for such shares shall be the greater of (a) €18,000,000 increased by the General Price Index (capped at 3.5% per annum) or (b) ten times Hill Spain's earnings before interest and income taxes for the prior fiscal year, multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase. Such amount may be adjusted for increases in equity subsequent to the acquisition date, and can be paid in cash or shares of the Company's common stock at the option of the sellers.

        During late 2011 through late 2012, ten minority shareholders, who owned approximately 23.9% of the outstanding common stock of Hill Spain, exercised their Gerens Put Options. On January 3, 2013, the Company paid for the additional interest by paying approximately €7,051,000 (approximately $9,325,000).

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

Note 4—Accounts Receivable

        The components of accounts receivable are as follows (in thousands):

	December 31,
	2015	2014
Billed	$267,592	$210,460
Retainage, current portion	13,660	12,700
Unbilled	25,913	32,739

	307,165	255,899
Allowance for doubtful accounts	(63,748)	(60,801)

Total	$243,417	$195,098

        Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

        The increase in accounts receivable in 2015 is attributable to the slowdown of collections primarily in the Middle East, primarily Oman.

        Included in billed receivables are $761,000 and $1,562,000 of the amounts due from various branches of the U.S. federal government and $136,972,000 and $100,773,000 of receivables from foreign governments at December 31, 2015 and December 31, 2014, respectively.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Accounts Receivable (Continued)

        Bad debt expense of $9,079,000, ($2,344,000) and $1,317,000 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in bad debt expense in 2015 is related to certain accounts receivable, primarily in the Middle East.

        The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres ("ODAC"). Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya. At December 31, 2015, the Libya Receivable was approximately $48,975,000 which continues to be fully reserved. It is management's intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

        The Company has recently seen further slowing of collections from its clients in the Middle East, primarily Oman. In 2012, the Company commenced operations on the Oman Airport project with the MOTC in Oman. Throughout the original term of the contract, the Company was paid timely and regularly in accordance with the terms of the contract. The original contract term was to expire in November 2014. In October 2014, the Company applied for a twelve-month extension of time amendment ("first extension") (which was subsequently approved in March 2016). The Company continued to work on the Oman Airport project. During the early part of the first extension, MOTC paid the Company on account for work performed. The Company began to experience delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company's invoices. In October 2015, the MOTC paid the Company for work performed in April and May 2015. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (which was approved in March 2016) and has since commenced additional work, which management expects to last approximately 18 months. Accounts receivable from Oman totaled $35,184,000 at December 31, 2015. In March 2016, the MOTC resumed payments, and the Company received $15,000,000 against the accounts receivable from the first extension. Management expects to collect the remaining past-due accounts receivable in the second quarter of 2016.

        Any additional delays in payments from MOTC or other foreign governments may have a negative impact on the Company's liquidity, financial covenants, financial position and results of operations.

Note 5—Property and Equipment

	December 31,
	2015	2014
	(In thousands)
Furniture and equipment	$15,245	$12,163
Leasehold improvements	11,443	4,196
Automobiles	1,418	1,696
Computer equipment and software	28,999	24,088

	57,105	42,143
Less accumulated depreciation and amortization	(33,354)	(30,500)

Property and equipment, net	$23,751	$11,643

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Property and Equipment (Continued)

        Information with respect to depreciation expense is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Total depreciation expense	$4,918	$3,643	$4,166

Portion charged to cost of services	$1,251	$1,293	$1,227

Portion charged to selling, general and administrative expense	$3,667	$2,350	$2,939

Note 6—Intangible Assets

        The following table summarizes the Company's acquired intangible assets (in thousands):

	December 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Client relationships	$34,891	$22,668	$36,412	$20,758
Acquired contract rights	12,256	11,287	11,387	9,717
Trade names	2,704	1,237	3,023	1,065

Total	$49,851	$35,192	$50,822	$31,540

Intangible assets, net	$14,659		$19,282

        Amortization expense related to intangible assets was as follows (in thousands):

Years Ended December 31,
2015	2014	2013
$6,086	$6,180	$6,590

        The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Years Ending December 31,	Estimated Amortization Expense
2016	$4,287
2017	3,037
2018	1,947
2019	1,676
2020	1,190

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Goodwill

        The addition to goodwill in 2014 is due to the acquisition of Cadogans ($865,000) and the addition in 2015 is due to the acquisition of IMS ($3,783,000) (see Note 3 for further information).

        The following table summarizes the changes in the Company's carrying value of goodwill during 2015 and 2014 (in thousands):

	Project Management	Construction Claims	Total
Balance, December 31, 2013	$58,448	$27,405	85,853
Additions	—	865	865
Translation adjustments	(4,779)	(1,502)	(6,281)

Balance, December 31, 2014	53,669	26,768	80,437
Additions	3,783	—	3,783
Translation adjustments	(7,713)	(1,614)	(9,327)

Balance, December 31, 2015	$49,739	$25,154	$74,893

Note 8—Accounts Payable and Accrued Expenses

        Below are the components of accounts payable and accrued expenses (in thousands):

	December 31,
	2015	2014
Accounts payable	$44,200	$32,701
Accrued payroll and related expenses	50,724	41,205
Accrued subcontractor fees	5,905	3,930
Accrued agency fees	6,564	6,920
Accrued legal and professional fees	1,186	1,099
Other accrued expenses	3,878	7,782

	$112,457	$93,637

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt

        Outstanding debt obligations are as follows (in thousands):

	December 31,
	2015	2014
2014 Term Loan Facility	$112,906	$112,988
2014 Domestic Revolving Credit Facility	17,500	200
2014 International Revolving Credit Facility	10,715	2,554
Borrowings under revolving credit facilities with a consortium of banks in Spain	3,013	5,037
Borrowings under unsecured credit facility with Ibercaja Bank in Spain	—	745
Borrowing from Philadelphia Industrial Development Corporation	710	—
Other notes payable	139	—

	144,983	121,524
Less current maturities	4,357	6,361

Notes payable and long-term debt, net of current maturities	$140,626	$115,163

Refinancing

        On June 12, 2014, the Company and its subsidiary Hill International N.V. (the "Subsidiary") entered into a Commitment Letter with Société Générale (the "Agent") and SG Americas Securities, LLC, (the "Arranger") pursuant to which the Arranger and the Agent committed to provide secured debt facilities to the Company in an aggregate principal amount of $165,000,000 which would be used to pay off and terminate the Company's then-existing senior credit facility with a bank group led by Bank of America, N.A. and its then-existing second lien term loan with funds managed by Tennenbaum Capital Partners, LLC.

        Effective as of September 26, 2014 (the "Closing Date"), the Company, entered into a credit agreement with the Agent as administrative agent and collateral agent, TD Bank, N.A., as syndication agent and HSBC Bank USA, N.A., as documentation agent, (collectively, the "U.S. Lenders") consisting of a term loan facility of $120,000,000 (the "Term Loan Facility") and a $30,000,000 U.S. dollar-denominated facility available to the Company (the "U.S. Revolver," together with the Term Loan Facility, the "U.S. Credit Facilities") and a credit agreement with the Agent as administrative agent and collateral agent, (the "International Lender") providing a facility of €11,765,000 ($15,000,000 at closing and $12,863,000 at December 31, 2015) which is available to the Subsidiary (the "International Revolver" and together with the U.S. Revolver, the "Revolving Credit Facilities" and, together with the U.S. Credit Facilities, the "Secured Credit Facilities"). The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

        The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement. The Consolidated Net Leverage Ratio is the ratio

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization, non-cash items and share-based compensation for the trailing twelve months. The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels. At December 31, 2015, no client's accounts receivable exceeded the proscribed limits.

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

        The following tables set forth the Maximum Consolidated Net Leverage Ratio requirements for all reporting periods and the Company's actual ratio at December 31, 2015:

Period ending	Not to exceed	Actual
December 31, 2015	3.25	2.60
March 31, 2016	3.00
June 30, 2016	3.00
September 30, 2016	2.75
December 31, 2016	2.75
March 31, 2017	2.50
June 30, 2017	2.50
September 30, 2017	2.25
December 31, 2017	2.25
March 31, 2018	2.00
June 30, 2018	2.00
September 30, 2018	2.00
December 31, 2018	2.00
Thereafter	1.75

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

        The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which were deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020. Unamortized balances of $5,594,000 and $6,712,000 are reflected as reductions of the term loan in the consolidated balance sheets at December 31, 2015 and 2014, respectively.

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

        The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium. At December 31, 2015, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $12,863,000 at December 31, 2015).

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

        The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which was deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019. Unamortized balances of $2,250,000 and $2,850,000 are included in other assets in the consolidated balance sheet at December 31, 2015 and 2014, respectively.

        At December 31, 2015, the Company had $9,360,000 of outstanding letters of credit and $3,140,000 of available borrowing capacity under the U.S. Revolver.

        At December 31, 2015, the Company had $1,827,000 of outstanding letters of credit and $321,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See "Other Debt Arrangements" below for more information).

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

Other Debt Arrangements

        In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027. At December 31, 2015, total borrowings outstanding were $710,000.

        The Company's subsidiary, Hill International (Spain) S.A. ("Hill Spain"), maintains a revolving credit facility with six banks (the "Financing Entities") in Spain which initially provided for total borrowings of up to €5,340,000 with interest at 6.50% on outstanding borrowings. Total availability under this facility was reduced to 50.0% of the initial limit at December 31, 2015. At December 31, 2015, the total facility was approximately €2,670,000 (approximately $2,919,000) and borrowings outstanding were €2,650,000 (approximately $2,898,000). The amount being financed ("Credit Contracts") by each Financing Entity is between €189,000 (approximately $207,000) and €769,000 (approximately $841,000). To guarantee Hill Spain's obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

        Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €105,000 (approximately $115,000) at December 31, 2015. The availability is reduced by €15,000 on a quarterly basis. At December 31, 2015, total borrowings outstanding were €105,000 ($115,000). The interest rate at December 31, 2015 was 6.50%. The ICO loan expires on August 10, 2017.

        The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at December 31, 2015) collateralized by certain overseas receivables. At December 31, 2015, there were no borrowings outstanding. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 5.50% at December 31, 2015) but no less than 5.50%. This facility was modified in June 2015 to increase availability under Letters of Guarantee to allow for up to AED 200,000,000 (approximately $54,451,000 at December 31, 2015) of which AED 84,778,000 (approximately $23,081,000) was outstanding at December 31, 2015. The credit facility will expire on May 7, 2016. The Company intends to renew this facility.

        Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating BRL2,380,000 (approximately $601,000 at December 31, 2015), with a weighted average interest rate of 4.91% per month at December 31, 2015. There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

        The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2015, the maximum U.S. dollar equivalent of the commitments was $90,047,000 of which $39,290,000 is outstanding.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Notes Payable and Long-Term Debt (Continued)

        Scheduled maturities of long term debt are as follows (in thousands):

Years Ending December 31,
2016	$4,357
2017	1,305
2018	1,258
2019	29,474
2020	108,167
Thereafter	422

Total	$144,983

Note 10—Supplemental Cash Flow Information

        The Company issues shares of its common stock to its non-employee directors as partial compensation for services on the Company's Board through the next annual stockholders meeting. See Note 11 for further information with respect to this plan.

        Other activity is provided in the following table (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest and related financing fees paid	$13,180	$22,753	$13,372

Income taxes paid	$6,719	$11,903	$8,601

Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$3,894	$—	$—

Reduction of noncontrolling interest in connection with acquisitions of additional interests in Engineering S.A.	$(4,374)	$(2,649)	—

Increase in additional paid in capital from issuance of shares of common stock in connection with the acquisition of an additional interest in ESA	$4,374	$—	$—

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$530	$618	—

Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$361	$538	—

Increase in intangible assets and goodwill in connection with acquisitions of Cadogans in 2014 and BCA and CPI in 2013	$—	$3,993	$7,161

Increase in deferred income taxes in connection with the acquisition of additional interest in Hill Spain	$—	$—	$460

Common stock issued for acquisitions of BCA and CPI	$—	$—	$4,450

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

        The 2009 Non-Employee Director Stock Grant Plan covers 400,000 shares of the Company's common stock. Only the Company's Non-Employee Directors are eligible to receive grants under the plan. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Shares issued	25	26	52
Compensation expense	$115	$175	$150

2008 Employee Stock Purchase Plan

        The Employee Stock Purchase Plan covers 2,000,000 shares of the Company's common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan's activity follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Shares purchased	43	55	51
Aggregate purchase price	$126	$197	$162
Compensation expense	$22	$35	$24

2006 Employee Stock Option Plan

        The 2006 Employee Stock Option Plan, as amended, covers 10,000,000 shares of the Company's common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company's common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2015, a total of 1,431,000 shares of common stock were reserved for future issuance under the plan.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2015, 2014 and 2013 and the assumptions used to estimate the fair value:

	December 31,
	2015	2014	2013
Average expected life (years)	4.86	4.59	4.29
Forfeiture range	0 - 5.0%	0 - 5.0%	0 - 5.0%
Weighted average forfeiture rate	0.3%	0.9%	0.9%
Dividends	0%	0%	0%
Volatility range	46.9 - 59.9%	61.5 - 65.5%	67.8 - 73.5%
Weighted average volatility	58.9%	62.9%	71.7%
Range of risk-free interest rates	1.07 - 1.61%	0.86 - 1.74%	0.50 - 1.36%
Weighted average risk-free interest rate	1.45%	1.67%	0.77%
Weighted average fair value at grant date	$2.01	$2.28	$1.95

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        A summary of the Company's stock option activity and related information for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, December 31, 2012	4,644	5.22
Granted	2,076	3.80
Exercised	(8)	2.45
Expired	(101)	12.42
Forfeited	(37)	4.02

Outstanding, December 31, 2013	6,574	$4.67
Granted	1,849	4.57
Exercised	(524)	3.00
Expired	(496)	7.66
Forfeited	(44)	4.37

Outstanding, December 31, 2014	7,359	4.57
Granted	1,117	4.02
Exercised	(274)	3.03
Expired	(405)	7.11
Forfeited	(86)	4.50

Outstanding, December 31, 2015	7,711	4.41	2.94	$—

Exercisable, December 31, 2015	4,057	$5.12	1.68	$—

        Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2015. At December 31, 2015, the weighted average exercise price of the outstanding options was $4.41 and the closing stock price was $3.88.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2015 are as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Prices	Number Outstanding at December 31, 2015		Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$2.45	364,489	0.19	$2.45	364,489	$2.45
2.85	90,908	1.45	2.85	90,908	2.85
2.89	116,280	2.43	2.89	116,280	2.89
3.12	10,000	4.60	3.12	4,000	3.12
3.46	13,274	4.87	3.46	13,274	3.46
3.55	5,000	6.79	3.55	—	—
3.67	852,000	4.06	3.67	345,000	3.67
3.91	500,000	6.01	3.91	—	—
3.95	500,000	5.01	3.95	100,000	3.95
4.03	525,000	6.08	4.03	—	—
4.04	1,000,000	2.06	4.04	500,000	4.04
4.19	25,000	0.13	4.19	25,000	4.19
4.35	500,000	3.01	4.35	125,000	4.35
4.37	10,000	0.68	4.37	10,000	4.37
4.84	63,290	4.61	4.84	63,290	4.84
4.90	10,000	6.59	4.90	—	—
4.92	5,000	0.59	4.92	5,000	4.92
4.95	715,000	5.19	4.95	151,000	4.95
5.31	20,000	1.07	5.31	20,000	5.31
5.47	880,200	1.18	5.47	660,150	5.47
5.73	8,000	2.84	5.73	6,000	5.73
5.83	265,000	1.25	5.83	265,000	5.83
6.31	261,725	2.85	6.31	221,725	6.31
6.61	63,870	3.45	6.61	63,870	6.61
7.32	907,336	0.07	7.32	907,336	7.32

	7,711,372	2.94	$4.41	4,057,322	$5.12

        In the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based compensation related to stock options of approximately $2,960,000, $3,292,000 and $2,787,000, respectively, which is included in selling, general and administrative expenses.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation (Continued)

        The following table summarizes the Company's non-vested stock option activity and related information for the years ended December 31, 2015, 2014 and 2013 (in thousands, except weighted average grant date fair value):

	Options	Weighted Average Grant Date Fair Value Per Share
Non-vested options at December 31, 2012	2,483	2.39
Granted	2,076	1.95
Vested	(981)	2.14
Forfeited	(37)	2.17

Non-vested options at December 31, 2013	3,541	2.20
Granted	1,849	2.28
Vested	(1,289)	2.19
Forfeited	(44)	2.33

Non-vested options at December 31, 2014	4,057	2.24
Granted	1,117	2.01
Vested	(1,434)	2.26
Forfeited	(86)	2.48

Non-vested options at December 31, 2015	3,654	$2.15

        At December 31, 2015, total unrecognized compensation cost related to non-vested options was $5,430,000 which will be recognized over the remaining weighted-average service period of 1.93 years.

Note 12—Stockholders' Equity

Stock Repurchase Program

        Under its stock repurchase program, the Company is authorized to purchase shares of its common stock up to a total purchase price of $60,000,000. To date, the Company has purchased 5,964,017 shares of its common stock for an aggregate purchase price of $25,018,000, or an average of approximately $4.19 per share. Under the terms of its Secured Credit Facilities (see Note 9), the Company may make additional purchases up to $1,000,000 per year with an aggregate of $3,000,000 as long as immediately before and after giving effect to the purchase, no event of default shall have occurred and be continuing at the time.

Other

        In March 2014, the Company's Chairman and Chief Executive Officer exercised 200,000 options with an exercise price of $2.70 through the Company on a cashless basis. The Company withheld 112,788 shares as payment for the options and placed those shares in treasury. The Chairman and Chief Executive Officer received 87,212 shares from this transaction.

        During May 2015, four of the Company's directors exercised an aggregate of 84,868 options with an exercise price of $4.25 through the Company on a cashless basis. The Company withheld 67,400

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stockholders' Equity (Continued)

shares as payment for the options and placed those shares in treasury. The directors received a total of 17,468 shares from this transaction.

        During the year ended December 31, 2015, the Company received cash proceeds of $ 468,000 from the exercise of stock options.

        On August 6, 2014, in connection with the Refinancing (See Note 9), the Company sold 9,546,629 shares of its common stock in an underwritten equity offering and received net proceeds aggregating approximately $38,078,000, of which two mandatory prepayments of $9,522,402 were used to pay down the 2012 Term Loan Agreement and the 2009 Revolving Credit Agreement.

        In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options. On August 12, 2015, the Company paid the $4,374,000 liability with 924,736 shares of its common stock, of which it repurchased 129,648 shares for an aggregate price of $580,000. See Note 3 for further information.

        We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the "SEC") which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities.

        We have an effective registration statement on Form S-4 on file with the SEC which registered 20,000,000 shares of our common stock, which includes 6,438,923 shares of our common stock registered under a previous Form S-4, for use in future acquisitions. During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI. During 2014, we issued 171,308 shares in connection with certain additional consideration for CPI. In 2015, we issued 148,460 shares of our common stock for additional consideration for CPI. See Note 3 for further information.

Note 13—Income Taxes

        The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were 52.2%, 240.4% and 53.7%, respectively. For all the years presented, the Company's effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes. This was partially offset in 2013 and 2014 by approximately $2,500,000 of reversal for uncertain tax positions based on management's assessment that those items were effectively settled with a foreign jurisdiction.

        The Company adopted, on a retrospective basis, the guidance in ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which resulted in the reclassification of $6,575,000 of current deferred tax assets and $2,456,000 of current deferred tax liabilities to non-current as of December 31, 2014.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The components of earnings before income taxes by United States and foreign jurisdictions were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(19,912)	$(39,729)	$(26,460)
Foreign jurisdictions	36,093	43,182	38,294

	$16,181	$3,453	$11,834

        Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	8,697	(255)	8,442

	$8,697	$(255)	$8,442

Year ended December 31, 2014:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	10,655	(2,355)	8,300

	$10,655	$(2,355)	$8,300

Year ended December 31, 2013:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	7,245	(895)	6,350

	$7,245	$(895)	$6,350

        The increase in tax expense in 2015 compared to 2014 results from the mix of income and tax rates in the various foreign jurisdictions. In 2014, approximately $2,500,000 of reversal for uncertain tax positions was recorded based on management's assessment that those items were effectively settle with a foreign jurisdiction.

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The differences between income taxes based on the statutory U.S. federal income tax rate and the Company's effective income tax rate are provided in the following reconciliation (in thousands).

	Years Ended December 31,
	2015	2014	2013
Statutory federal income tax	$5,663	$1,174	$4,024
Foreign tax benefit for earnings taxed at lower rates	(4,290)	(4,801)	(3,957)
Change in the valuation allowance	7,569	16,230	10,378
Net liability (reductions) additions for uncertain tax positions	21	(2,379)	(2,314)
Excess compensation	485	646	204
State and local income taxes, net of federal income tax benefit	(937)	(2,076)	(1,476)
Stock options	266	224	230
Purchase accounting reversal	—	(490)	—
Reversal of interest allocations to foreign entities	—	—	(1,014)
Other	(335)	(228)	275

Total	$8,442	$8,300	$6,350

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forward—U.S. operations	$46,493	$40,065
Amortization of intangibles	7,734	7,329
Net operating loss carry forward—foreign operations	7,057	8,634
Compensated absences	2,461	2,458
Foreign income taxes on currency translation	2,465	1,013
Share based compensation	3,764	3,026
Allowance for uncollectible accounts	13,179	13,106
Bonus accrual	881	1,087
Deferred income	—	485
Foreign tax credit	982	982
Other	1,078	836

Total gross deferred tax assets	86,094	79,021
Valuation allowances	(66,370)	(58,801)

Net deferred tax assets	19,724	20,220

Deferred tax liabilities:
Intangible assets	(12,319)	(13,205)
Depreciation	(2,707)	(1,297)
Prepaid expenses	(1,125)	(1,159)
Change in tax method	(190)	(279)
Accrued expenses	—	(2,177)

Total gross deferred tax liabilities	(16,341)	(18,117)

Net deferred tax assets	$3,383	$2,103

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

        Due to recurring net operating losses in the United States, management has determined that it is more likely than not that the Company will not be able to utilize its U.S. deferred tax assets. The Company continues to generate U.S. net operating losses and has recorded additional valuation allowances of $7,569,000 and $15,319,000 at December 31, 2015 and 2014, respectively. U.S. valuation allowances of $49,670,000 and $42,087,000 were recorded at December 31, 2015 and 2014, respectively,

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

primarily related to the U.S. net operating loss carryforwards. As a result, the U.S. deferred tax assets, net of U.S. deferred tax liabilities, are fully reserved at December 31, 2015. Cumulative U.S. federal and state net operating losses at December 31, 2015 are $117,367,000 and $120,270,000, respectively.

        At December 31, 2015 and 2014, there were approximately $29,016,000 and $33,933,000, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $16,700,000 and $16,713,000 were recorded at December 31, 2015 and 2014, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve and the foreign net operating loss carryforwards.

        The Company has made no provision for U.S. taxes on $131,147,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time and are not intended to be distributed to the U.S. Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

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

        The following table indicates the changes to the Company's uncertain tax positions for the years ended December 31, 2015 and 2014 including interest and penalties (in thousands):

	Years Ended December 31,
	2015	2014
Balance, beginning of year	$975	$2,933
Reductions based on tax positions related to prior years	(281)	(2,683)
Additions based on tax positions related to prior years	302	725

Balance, end of year	$996	$975

        The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2012. However, net operating losses utilized from prior years in subsequent years' tax returns are subject to examination until three years after the filing of subsequent years' tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        The Company's policy is to record income tax related interest and penalties in income tax expense. At December 31, 2015, 2014 and 2013, the Company has accrued $500,000, $520,000 and $172,000, respectively, related to potential interest and penalties.

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

Note 14—Commitments and Contingencies

General Litigation

        M.A. Angeliades, Inc. ("Plaintiff") filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction ("DDC") regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest amounting to $1,056,000, of which $448,000 had been previously accrued and $608,000 was charged to expense for the year ended December 31, 2015. The remaining issues regarding Plaintiff's requests for change orders and compensation for delay are being negotiated between Plaintiff and the DDC.

        A former executive of the Company ("Plaintiff") resigned and filed a labor dispute with the Company in the Dubai Labour Court seeking AED 4,536,239 (approximately $1,210,000) for end of service remuneration. The Company filed a counterclaim against Plaintiff for breach of employment contract and filed a complaint against Plaintiff's new employer, Driver Group plc, in the UK for breach of non-solicitation and non-compete obligations in Plaintiff's employment agreement. On June 15, 2015, the Company paid Plaintiff AED 750,000 (approximately $200,000) pursuant to an executed settlement agreement. During year ended December 31, 2015, the Company recorded an additional $100,000 associated with the settlement payment and $834,000 of related legal costs.

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

        The maximum potential future payment under these arrangements at December 31, 2015 was $73,558,000.

        Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2015 and 2014 were $4,696,000 and $16,007,000, respectively.

Acquisition-related

        As of December 31, 2015 our subsidiary, Hill International (Spain), S.A. ("Hill Spain"), owned an indirect 91% interest in Engineering S.A. ("ESA"), a firm located in Brazil. ESA's shareholders entered into an agreement whereby the minority shareholders have a right to compel ("ESA Put Option") Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel ("ESA Call Option") the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA's most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. See Note 3.

        The sellers of Cadogans are entitled to an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 or more than £200,000). See Note 3.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (Continued)

        The Company has accrued approximately TRY 6,100,000 ($2,088,000) for potential future payments in connection with the acquisition of IMS. See Note 3.

Other

        On December 31, 2012, the Company identified a potential employment tax liability related to certain foreign subsidiaries' treatment of certain individuals as independent contractors rather than as employees. On June 24, 2013, the Company received an indemnification from the selling shareholders for periods prior to 2013. Accordingly, the Company reversed the accrual established in 2012 and reflected approximately $3,600,000 as a credit to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2013. The Company believes, based upon certain professional advice that it is remote that a future liability will be established for the potential employment taxes relating to certain foreign independent contractors and, therefore, has made no accrual for such potential liability.

Note 15—Operating Leases

        The Company has numerous operating leases which have various expiration dates through December, 2027. Rent expense was approximately $14,577,000, $13,902,000 and $12,408,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings. The Company is required to pay property taxes, utilities and other costs related to several of its leased office facilities.

        At December 31, 2015, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Years Ending December 31,
2016	$11,148
2017	9,978
2018	8,317
2019	7,073
2020	4,929
Thereafter	16,112

Total	$57,557

Note 16—Benefit Plans

        The Company maintains a 401(k) Retirement Savings Plan (the "401(k) Plan") for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age. The Company matches 50% of employee contributions up to 2% of employee compensation up to a maximum $2,650. For the years ended December 31, 2015, 2014 and 2013, the Company recognized expense amounting to $905,000, $801,000 and $734,000, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

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

        The Project Management business segment provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.

        The Construction Claims business segment provides such services as claims consulting, management consulting, litigation support, expert witness testimony, cost/damages assessment, delay/disruption analysis, adjudication, lender advisory, risk management, forensic accounting, fraud investigation, Project Neutral and international arbitration services to clients worldwide.

        The Company evaluates the performance of its segments primarily on operating profit before corporate overhead allocations and income taxes.

        The following tables reflect the required disclosures for the Company's reportable segments (in thousands):

Consulting Fee Revenue ("CFR")

	2015		2014		2013
Project Management	$467,877	74.2%	$428,827	74.3%	$392,602	76.7%
Construction Claims	163,074	25.8	148,290	25.7	119,483	23.3

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

Total Revenue

	2015		2014		2013
Project Management	$552,576	76.7%	$487,754	76.0%	$452,517	78.5%
Construction Claims	168,029	23.3	153,839	24.0	124,164	21.5

Total	$720,605	100.0%	$641,593	100.0%	$576,681	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Operating Profit

	2015	2014	2013
Project Management	$56,157	$53,174	$50,922
Equity in loss of affiliates	237	—	—

Total Project Management	55,920	53,174	50,922
Construction Claims	11,740	10,996	12,171
Corporate	(36,816)	(30,232)	(28,395)

Total	$30,844	$33,938	$34,698

Depreciation and Amortization Expense

	2015	2014	2013
Project Management	$7,477	$6,888	$7,677
Construction Claims	3,095	2,719	2,852

Subtotal segments	10,572	9,607	10,529
Corporate	432	216	227

Total	$11,004	$9,823	$10,756

Consulting Fee Revenue by Geographic Region

	2015		2014		2013
U.S./Canada	$150,096	23.8%	$125,691	21.8%	$121,291	23.7%
Latin America	31,189	4.9	40,844	7.1	49,188	9.6
Europe	85,293	13.5	79,009	13.7	75,398	14.7
Middle East	303,769	48.2	272,236	47.2	219,315	42.8
Africa	28,138	4.5	23,849	4.1	22,744	4.4
Asia/Pacific	32,466	5.1	35,488	6.1	24,149	4.8

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

U.S.	$147,013	23.3%	$122,096	21.2%	$117,740	23.0%
Non-U.S.	483,938	76.7	455,021	78.8	394,345	77.0

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

        For the year ended December 31, 2015, consulting fee revenue for the United Arab Emirates amounted to $115,181,000 representing 18.3% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

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

Total Revenue by Geographic Region

	2015		2014		2013
U.S./Canada	$215,999	30.0%	$170,550	26.6%	$171,012	29.7%
Latin America	31,304	4.3	41,106	6.4	49,546	8.6
Europe	90,070	12.5	84,335	13.1	80,062	13.9
Middle East	318,044	44.1	281,814	43.9	224,716	39.0
Africa	32,207	4.5	27,474	4.3	26,186	4.5
Asia/Pacific	32,981	4.6	36,314	5.7	25,159	4.3

Total	$720,605	100.0%	$641,593	100.0%	$576,681	100.0%

U.S.	$212,839	29.5%	$166,893	26.0%	$167,314	29.0%
Non-U.S.	507,766	70.5	474,700	74.0	409,367	71.0

Total	$720,605	100.0%	$641,593	100.0%	$576,681	100.0%

        For the year ended December 31, 2015, total revenue for the United Arab Emirates amounted to $118,957,000 representing 16.5% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

        For the year ended December 31, 2014, total revenue for the United Arab Emirates amounted to $74,708,000 representing 11.6% of the total and Oman's total revenue amounted to $70,798,000 representing 11.0% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

        For the year ended December 31, 2013, total revenue for the United Arab Emirates amounted to $68,158,000 representing 11.8% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type

	2015		2014		2013
U.S. federal government	$9,345	1.5%	$13,250	2.3%	$14,958	2.9%
U.S. state, regional and local governments	85,135	13.5	74,921	13.0	69,477	13.6
Foreign governments	221,464	35.1	220,917	38.3	181,066	35.3
Private sector	315,007	49.9	268,029	46.4	246,584	48.2

Total	$630,951	100.0%	$577,117	100.0%	$512,085	100.0%

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Business Segment Information (Continued)

Total Revenue By Client Type

	2015		2014		2013
U.S. federal government	$11,485	1.6%	$16,459	2.6%	$17,499	3.0%
U.S. state, regional and local governments	141,210	19.6	104,866	16.3	100,157	17.4
Foreign governments	238,482	33.1	234,027	36.5	188,981	32.8
Private sector	329,428	45.7	286,241	44.6	270,044	46.8

Total	$720,605	100.0%	$641,593	100.0%	$576,681	100.0%

Total Assets by Geographic Region

	December 31,
	2015	2014
U.S./Canada	$118,833	$107,191
Latin America	26,350	33,757
Europe	93,900	98,106
Middle East	155,400	132,211
Africa	27,299	21,795
Asia/Pacific	20,781	19,837

Total	$442,563	$412,897

U.S.	$117,507	$105,298
Non-U.S.	325,056	307,599

	$442,563	$412,897

Property, Plant and Equipment, Net by Geographic Location

	December 31,
	2015	2014
U.S./Canada	$13,581	$3,358
Latin America	1,031	1,101
Europe	3,084	2,191
Middle East	3,980	3,428
Africa	1,120	901
Asia/Pacific	955	664

Total	$23,751	$11,643

U.S.	$13,581	$3,358
Non-U.S.	10,170	8,285

Total	$23,751	$11,643

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hill International, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hill International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 25, 2016 expressed an adverse opinion thereon.

        In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II—Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EISNERAMPER LLP

Iselin, New Jersey
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hill International, Inc. and Subsidiaries

        We have audited Hill International, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2015: a material weakness exists related to the estimation of the potential loss on the Company's accounts receivable as of December 31, 2015 and an additional material weakness exists relating to the accounting closing process and non-routine transactions as of December 31, 2015.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, and this report does not affect our report on the consolidated financial statements and financial statement schedule.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Hill International Inc. and Subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 25, 2016 expressed an unqualified opinion thereon.

/s/ EISNERAMPER LLP

Iselin, New Jersey
March 29, 2016

Quarterly Results (Unaudited)

        The following is a summary of certain quarterly financial information for fiscal years 2015 and 2014 (in thousands except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Consulting fee revenue	$151,141	$159,738	$158,579	$161,493	$630,951
Total revenue	170,268	181,648	178,935	189,754	720,605
Gross profit	64,712	67,338	69,234	67,301	268,585
Operating profit	5,606	10,652	11,693	2,893 (1)	30,844
Net earnings (loss)	848	4,535	3,336	(980)	7,739
Net earnings (loss) attributable to Hill	702	4,395	2,948	(1,114)	6,931
Basic earnings (loss) per common share	$0.01	$0.09	$0.06	$(0.02)	$0.14
Diluted earnings (loss) per common share	$0.01	$0.09	$0.06	$(0.02)	$0.14
2014
Consulting fee revenue	$137,249	$144,515	$145,324	$150,029	$577,117
Total revenue	150,013	159,639	161,491	170,450	641,593
Gross profit	58,659	61,269	62,649	64,785	247,362
Operating profit	10,948	8,655	11,297	3,038	33,938
Net earnings (loss)	5,548	2,016	(8,615)	(3,796)	(4,847)
Net earnings (loss) attributable to Hill	5,308	1,518	(8,966)	(4,008)	(6,148)
Basic earnings (loss) per common share	$0.13	$0.04	$(0.19)	$(0.08)	$(0.14)
Diluted earnings (loss) per common share	$0.13	$0.04	$(0.19)	$(0.08)	$(0.14)

(1)
There were significant charges totaling $4,998,000 that adversely affected the results for the fourth quarter of 2015. These charges included the following:

•
$2,247,000 of increased bad debt expense;

•
$959,000 related to a write-down of a note receivable to the value of the underlying collateral;

•
$832,000 of legal and other professional fees related to the shareholder proxy contest;

•
$562,000 of severance costs associated with our cost optimization plan; and

•
$398,000 of legal and other professional fees related to the restatement of the Company's consolidated financial statements for 2014, 2013 and 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures.

        The Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2015.

        Notwithstanding the existence of the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements in this report fairly present, in all material respects, the Company's financial position, results of operations and cash flows as of the dates and for the periods presented, in conformity with accounting principles generally accepted in the United States of America ("GAAP").

        As described below, the Company's Management has identified material weaknesses in its internal control over financial reporting. As a result of those material weaknesses, the Company's Management concluded that its disclosure controls and procedures were not effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in this Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to Management, including its principle executive officer and principle financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management's Report on Internal Control over Financial Reporting.

        The Company's Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with GAAP.

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

        The Company's Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's Management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company's Management assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting. Based on the Company's processes and assessment, as described above, Management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective because of the material weaknesses set forth below.

        We have made progress implementing new control activities related to the material weaknesses discussed below under "Management's Plan for Remediation." However, not all ineffective control activities identified in the Company's Management evaluation of internal control over financial reporting as of December 31, 2014 had been remediated as of December 31, 2015 and certain controls had not operated effectively for a sufficient period of time to allow the Company's Management to conclude that the material weaknesses had been remediated. Therefore, the Company's Management concluded that there were material weaknesses in the internal control over financial reporting as of December 31, 2015. Management has identified the following deficiencies that constituted material weaknesses still exist as of December 31, 2015:

  •
  Management misapplied GAAP as it relates to the estimation of the potential loss on the Company's accounts receivable. Specifically, the Company did not have sufficient procedures and controls in place to enable the proper application of GAAP to significant, non-routine transactions.

  •
  Management did not maintain effective procedures in the areas of the accounting closing process, accounting estimates and non-routine transactions.

Management's Plan for Remediation

        Management is committed to the implementation of a plan to address the material weaknesses and to ensure that each area affected by a material control weakness is adequately remediated. These remediation efforts, summarized below, portions of which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance the Company's overall financial control environment.

  •
  Material Weakness related to Accounts Receivable controls:  to ensure the remediation process is expedient and successful, the Company's Management under the direction of the Board of Directors has strengthened the existing controls surrounding reviews of accounts receivable and reserves for potential losses. Below are some of the key features of these enhanced controls.

  •
  Increased accountability at the operational manger and local finance director levels to closely monitor significant past due accounts and surface potential collection issues to regional or upper management on a monthly basis or sooner. Required independent and detail documentation and contracts will be provided to country or regional CFOs and headquarter management who will evaluate the collectability of significant client account balances.

  •
  Enhanced transparency and active monitoring at the executive level will be achieved through quarterly meetings to review and assess the proper application of GAAP in financial reporting and estimates. Material accruals and contingencies (including reserves for account receivable) will be evaluated objectively by the executive management with input from the business segment units prior to the conclusion of quarterly financial reporting processes.

  •
  Enhanced transparency and effective monitoring at the Audit Committee of the Board of Directors will be achieved through regular or quarterly meetings of the Board to review and evaluate the Company's conclusion and assessment on the key estimates and reserves that will have significant impact on the Company's financial position, results of operation or cash flows.

  •
  Material Weakness related to Accounting Close controls:  We have implemented and enhanced process level policies and procedures over the financial close process to ensure reconciliations and accruals are accurate in all material respects, completed in a timely manner, and properly reviewed by the Company's Management. The Company has also implemented new and/or improved joint venture accounting controls that will provide for greater transparency and accuracy of the joint venture and its applicable accounting.

        When fully implemented and operational, which we expect will occur prior to the end of 2016, the Company's Management believes the measures described above will remediate the material weaknesses identified and strengthen its internal control over financial reporting. The Company is committed to continuing to improve its internal control processes, and will continue to diligently and vigorously review its financial reporting controls and procedures. As the Company's Management continues to evaluate and work to improve its internal control over financial reporting, the Company's Management may determine to take additional measures to address the material weaknesses or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

(c)   Changes in Internal Control over Financial Reporting

        Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        EisnerAmper LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2015, has issued a report concerning the effectiveness of our internal control over financial reporting for that year, which is included in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information.

        Not applicable.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information in our 2016 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2015 Proxy Statement is incorporated by reference in this section.

        We have adopted a code of ethics that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is available on our website at www.hillintl.com, or may be obtained free of charge by making a written request addressed to our Legal Department. We will disclose on our website amendments to, and, if any are granted, waivers of, our code of ethics.

Item 11.    Executive Compensation.

        The information appearing in our 2016 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee", and "Executive Compensation" is incorporated by reference in this section.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information appearing in our 2016 Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference in this section.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2015 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 11 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	7,711,372	$4.41	2,882,553	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	7,711,372	$4.41	2,882,553

(1)
As of December 31, 2015, the Company had 1,431,410 shares remaining available for future issuance under our 2006 Employee Stock Option Plan, 1,332,623 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 118,520 shares remaining available for future issuance under our 2009 Non-Employee Director Stock Grant Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information appearing in our 2016 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

Item 14.    Principal Accounting Fees and Services.

        The information appearing in our 2016 Proxy Statement under the headings "Independent Auditors" and "Audit Committee Report" is incorporated by reference in this section.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2015 and December 31, 2014, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013.

(b)
Exhibits

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)

3.1		Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)

3.2		Amended and Restated By-laws of Hill International, Inc.(3)

3.3		Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(4)

4.1		Specimen Common Stock Certificate.(5)

10.1	*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(6)

10.2	*	Employment Agreement between the Company and Irvin E. Richter, dated as of December 31, 2014.(7)

10.3	*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(8)

10.4		Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(9)

10.5		U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company.(10)

10.6		U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company.(11)

10.7		International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.(12)

10.8		International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent.(13)

10.9		Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto.(14)

10.10	*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(15)

10.11	*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(16)

10.12	*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(18)

10.13	*	Hill International, Inc. 2015 Senior Executive Retention Plan.(18)

10.14		Hill International, Inc. 2010 Senior Executive Bonus Plan.(19)

Exhibit No.	Description
21	Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)
Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)
Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)
Included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 27, 2016 and incorporated herein by reference.

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

(9)
Included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(10)
Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(11)
Included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(12)
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

(15)
*  Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(16)
*  Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(17)
*  Included as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.

(18)
*  Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.

(19)
Included as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.

*
Constitutes a management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.
By:	/s/ DAVID L. RICHTER David L. Richter President and Chief Executive Officer Date: March 29, 2016

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ IRVIN E. RICHTER Irvin E. Richter Chairman and Director Date: March 29, 2016	By:	/s/ GARY F. MAZZUCCO Gary F. Mazzucco Director Date: March 29, 2016
By:	/s/ DAVID L. RICHTER David L. Richter President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 29, 2016	By:	/s/ BRIAN W. CLYMER Brian W. Clymer Director Date: March 29, 2016
By:	/s/ JOHN FANELLI III John Fanelli III Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: March 29, 2016	By:	/s/ ALAN S. FELLHEIMER Alan S. Fellheimer Director Date: March 29, 2016
By:	/s/ RONALD F. EMMA Ronald F. Emma Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) Date: March 29, 2016	By:	/s/ STEVEN M. KRAMER Steven M. Kramer Director Date: March 29, 2016
By:	/s/ CAMILLE S. ANDREWS Camille S. Andrews Director Date: March 29, 2016	By:	/s/ CRAIG L. MARTIN Craig L. Martin Director Date: March 29, 2016
By:	/s/ STEVEN R. CURTS Steven R. Curts Director Date: March 29, 2016

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables—in thousands)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Other- Allowance Acquired in Business Combinations	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year
Fiscal year ended December 31, 2015	$60,801	$9,079	$120	$(6,252)	$63,748

Fiscal year ended December 31, 2014	$66,856	$(2,344)	$161	$(3,872)	$60,801

Fiscal year ended December 31, 2013	$70,205	$1,317	$90	$(4,756)	$66,856