Form 10-K/A
period 2015-12-31
Hill International, Inc.
filed 2016-04-29
CIK 1287808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☐         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2015 was approximately $203,536,000.  As of March 9, 2016, there were 51,701,442 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

None.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Hill International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2016 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K.  The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits 31.3 and 31.4 new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure herein to reflect any events that occurred at a later date other than as expressly stated herein. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers” in Part I, Item 1 of the Original Form 10-K is incorporated by reference into this Item 10.

DIRECTORS

Our Directors are as follows:

IRVIN E. RICHTER has been Chairman of our Board of Directors since 1985 and he has been a member of our Board of Directors since he founded the company in 1976. He previously served as our Chief Executive Officer from 1976 to 2014. Mr. Richter is a Fellow of the Construction Management Association of America (CMAA) and a member of the World Presidents’ Organization. He is the author of several books including Handbook of Construction Law & Claims and International Construction Claims: Avoiding and Resolving Disputes. He has served on a number of Boards of Directors, including Rutgers University, Temple University Hospital and the CMAA. Mr. Richter holds a B.A. in government from Wesleyan University and a J.D. from Rutgers University School of Law at Camden, and he has been named a Distinguished Alumnus at both schools. Mr. Richter’s substantial expertise in the areas of project management and construction claims has made him highly regarded in our industry.  His strategic vision, leadership and construction industry knowledge have helped to guide the Company on its path of growth and success.  Age:  71.  Other Public Company Board Service:  None.

DAVID L. RICHTER has been our President and Chief Executive Officer since December 2014 and he has been a member of our Board of Directors since 1998. Prior to his current position, he was our President and Chief Operating Officer from March 2004 to December 2014. Before that, Mr. Richter was President of our Project Management Group from 2001 to 2004, Senior Vice President and General Counsel from 1999 to 2001 and Vice President and General Counsel from 1995 to 1999. Prior to joining us, he was an attorney with the New York City law firm of Weil, Gotshal & Manges LLP from 1992 to 1995.  Mr. Richter is a Fellow of both the Construction Management Association of America (CMAA) and the Chartered Institute of Building.  He is a member of the World Presidents’ Organization, the Construction Industry Round Table and the American Society of Civil Engineers. He is a member of the Board of Directors of the Greater Philadelphia Chamber of Commerce and the Board of Trustees of Princeton Day School.  He is a former member of the Board of Directors of the CMAA and the Board of Trustees of the Southern New Jersey Development Council.  Mr. Richter earned his B.S. in management, his B.S.E. in civil engineering and his J.D. from the University of Pennsylvania and his M.Sc. in major program management from the University of Oxford. Mr. Richter is a son of Irvin E. Richter. Mr. Richter has more than two decades of executive leadership with the Company and has developed great expertise in the construction management industry.  Age:  49.  Other Public Company Board Service:  None.

CAMILLE S. ANDREWS has been a director since June 2009.  Since 1998, Ms. Andrews has been an Associate Dean, and since 1996 a member of the faculty, of Rutgers University School of Law at Camden.  From 2007 to 2015, Ms. Andrews served as Counsel to Context Capital Partners, a private equity firm.  Between 1986 and 1996, Ms. Andrews was a Partner with the law firm of Dilworth Paxson LLP, and between 2006 and 2008, she was Of Counsel to that firm, with expertise in antitrust, securities, class actions, derivative and shareholder suits, and other complex litigation matters.  Ms. Andrews earned a B.A. magna cum laude in rhetoric and communication from the University of Pittsburgh and a J.D. with honors from Rutgers University School of Law at Camden, where she served on the Law Review.  She was a member of the Board of Trustees for the Leap Academy Charter School in Camden, NJ from 2000 — 2007 and has served on a number of charitable boards, including the Walnut Street Theater, ACYO Charitable Foundation (a subsidiary of The Goldman Sachs Group, Inc.), New Jersey Child Cares, and the Philadelphia Zoo Chairman’s Council.  She has also served on the New Jersey Supreme Court Committee on Judicial Education.  Ms. Andrews is admitted to practice law in New Jersey, Pennsylvania and before the U.S. Supreme Court.  Ms. Andrews offers a wealth of legal expertise in commercial matters and her service on the boards of other organizations provides cross-board experience.  Age:  56.  Other Public Company Board Service:  None.

BRIAN W. CLYMER has been a director since June 2006.  Mr. Clymer retired from Prudential Financial, Inc. where he was Senior Vice President of External Affairs from July 1997 to January 2013.  Prior to Prudential, he served as New

Jersey State Treasurer under Governor Christine Todd Whitman from 1994 to 1997.  Prior to that, Mr. Clymer was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of its parent company, Gannett Fleming, Inc., an engineering design firm, from 1993 to 1994.  From 1989 to 1993, he served under President George H.W. Bush as Administrator of the U.S. Federal Transit Administration.  Mr. Clymer has served on numerous Boards of Directors, including the New Jersey Sports and Exposition Authority, the New Jersey Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the Southeastern Pennsylvania Transportation Authority, the American Public Transit Association, Security First Bank, and Motor Coach Industries International, Inc., then a New York Stock Exchange-listed designer and manufacturer of buses and coaches.  He also served on the Board of Directors of the New Jersey Alliance for Action from 1997 to 2014 and currently serves on the Board of the Independent College Fund of New Jersey as past Chairman.  Mr. Clymer earned his B.S. in business and economics from Lehigh University and holds an honorary doctorate from Drexel University.  He is a Certified Public Accountant in the Commonwealth of Pennsylvania.  Mr. Clymer has spent almost 20 years in the field of public accounting and brings extensive experience as an executive and board member of various publicly and non-publicly held entities and offers deep knowledge of financial, economic and accounting matters.  Age:  69.  Other Public Company Board Service:  None.

STEVEN R. CURTS has been a director since October 2015.  Since May 2014, he has been the Chief Strategy Officer for American Express Global Business Travel.  Prior to that, he was a Vice President with Dell, Inc. from November 2009 to December 2013.  Before that, he worked for 20 years with Perot Systems Corp. in numerous roles, including President of its Commercial Solutions Group, Vice President of Corporate Planning and Financial Operations, and Vice President of Finance.  Mr. Curts received his B.B.A in accounting from Southern Methodist University.  Among other things, Mr. Curts brings experience as a senior finance leader with executive roles encompassing financial operations, business development, treasury and corporate planning.  Age: 55. Other Public Company Board Service:  None.

ALAN S. FELLHEIMER has been a director since June 2006.  He has been Chairman of the Philadelphia law firm of Fellheimer & Eichen LLP since January 2006.  He was Chairman of the Board of the Pennsylvania Business Bank, a state-chartered bank, from 1998, when he founded the bank, until 2008 when the bank was sold.  He also served as the bank’s President and Chief Executive Officer from 1998 until 2006.  From 1991 to 1998, Mr. Fellheimer was a Partner in the Philadelphia law firm of Fellheimer Eichen Braverman & Kaskey.  During 1990, he was a Partner with the Philadelphia law firm of Spector Gadon & Rosen, P.C.  From 1985 to 1990, Mr. Fellheimer was Chairman and Chief Executive Officer of Equimark Corp., then a New York Stock Exchange-listed bank holding company.  He currently serves as a member of the Board of Trustees and Executive Committee of Gratz College, an emeritus member of the Board of Trustees of the Pennsylvania Ballet, a member of the President’s Advisory Board of Temple University and a member of the Dean’s Advisory Board of the School of Social Policy & Practice of the University of Pennsylvania.  Mr. Fellheimer is a Trustee of the Law Foundation of Temple University and a Past Master; Past High Priest and Trustee of the Grand Lodge of Pennsylvania, AF&AM.  Mr. Fellheimer earned his A.B. in liberal arts and his J.D. summa cum laude from Temple University.  He is a member of the New Jersey, New York and Pennsylvania bars.  Mr. Fellheimer has significant banking expertise and brings to the Company experience in leadership positions with public and non-public entities.  Age:  72.  Other Public Company Board Service:  None.

STEVEN M. KRAMER has been a director since June 2010.  He is currently the Chief Executive Officer of Toms River Volkswagen which he acquired in February 2015. He also is the President of Synchema, a consulting company to the graphic arts industry which assists companies in various aspects of strategic planning.  Prior to Synchema, Mr. Kramer was President and Chief Operating Officer of Kelstar International, which he co-founded, in 1987 until it was sold to Altana, a publicly-owned German specialty chemical and pharmaceutical company, in October 2005.  Kelstar is a manufacturer of aqueous coatings, ultraviolet-curable coatings and specialty chemicals for the international printing industry.  A year after the acquisition and transition he resigned from Kelstar in 2006.  From the time of his resignation from Kelstar in 2006 until his founding of Synchema in 2009, Mr. Kramer pursued a variety of business interests independently.  Mr. Kramer earned his B.S. in Graphic Communications from the Rochester Institute of Technology.  Mr. Kramer was a member of the Board of Directors of Dragonfly Forest, Inc., a non-profit organization from 2010 until 2015 that was dedicated to providing overnight camp experiences to seriously ill children.  He was a member of the Young Presidents’ Organization from 2003 to 2012 and he has been a member of the World Presidents’ Organization since 2012.  Mr. Kramer’s experience as founder and executive of his own companies and his experience with respect to strategic planning provides valuable insight regarding the Company’s growth and direction.  Age:  54.  Other Public Company Board Service:  None.

CRAIG L. MARTIN has been a director since February 2016.  In December 2014, Mr. Jacobs retired as the President and Chief Executive Officer of Jacobs Engineering Group, Inc.  He became President in July 2002 and Chief Executive in April 2006.  He also served as a member of Jacobs’ Board of Directors from 2002 until his retirement. Prior to July 2002, he served in several positions, most recently as Executive Vice President of Global Sales and Marketing.  Before joining Jacobs in 1994, he worked in various roles at CRSS International Inc. and Martin K. Eby Construction Co.  He received his B.S. in Civil Engineering from the University of Kansas and his M.B.A. from the University of Denver.  Mr. Martin has nearly 45 years of experience in the international engineering and construction industry.  Age:  69.  Other Public Company Board Service: None.

GARY F. MAZZUCCO has been a director since June 2013. Mr. Mazzucco founded Mazzucco & Company, CPAs in February 1977 and has served as its Managing Partner ever since.  He has been providing accounting, tax and consulting services for over forty years.  Prior to founding Mazzucco & Company, he was an accountant with Lybrand, Ross Brothers and Montgomery (a predecessor company of PricewaterhouseCoopers LLP) for two years and worked in private accounting for five years.  Mr. Mazzucco earned his B.S. in accounting from Mount Saint Mary’s University and has also served as a college professor, coach, mentor, board member, officer and trusted advisor to many individuals and organizations throughout his career. He is a certified public accountant in New Jersey. He is a member of the American Institute of Certified Public Accountants and a Fellow of the New Jersey Society of Certified Public Accountants. Age:  67.  Other Public Company Board Service:  None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge based on a review of copies of such reports furnished to Hill and on written representations made by such persons, all of the Company’s directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to 2015 except that, due to administrative oversights, required Form 4 reports were not filed on a timely basis on behalf of the following persons:  Irvin E. Richter (2 transactions), David L. Richter (1 transaction), Brian W. Clymer (1 transaction), Steven L. Curts (1 transaction), Alan Fellheimer (2 transactions), Steven M. Kramer (2 transactions), Catherine H. Emma (1 transaction), Ronald F. Emma (1 transaction) and Frederic Z. Samelian (1 transaction).

CODE OF ETHICS

All directors, officers and employees of the Company are expected to act ethically at all times and in accordance with the policies comprising Hill’s Code of Ethics and Business Conduct (the “Code”) which is available on our website at www.hillintl.com, in the “Investor Relations” section, and is available in print to any stockholder upon request.  Any waiver or any implicit waiver from a provision of the Code applicable to Hill’s chief executive officer, chief financial officer, chief accounting officer or controller, or any amendment to the Code must be approved by the Board.  We will disclose on our website amendments to, and, if any are granted, any such waiver of, the Code. Hill’s Audit Committee is responsible for applying the Code to specific situations in which questions are presented to it and has the authority to interpret the Code in any particular situation.  If, after investigating any potential breach of the Code reported to it, the Audit Committee determines (by majority decision) that a breach has occurred, it will inform the Board of Directors.  Upon being notified that a breach has occurred, the Board (by majority decision) will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee and/or the Company’s General Counsel, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

CORPORATE GOVERNANCE

Pursuant to the Delaware General Corporation Law and the Company’s Amended and Restated By-laws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors.  Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.  We currently have nine members on our Board.

During 2015, the Board held nine meetings and the committees held a total of fifteen meetings.  Each director attended more than 75% of the total number of meetings of the Board of Directors and the Board committees of which he or she was a member during the period he or she served as a director in 2015.  Although, we do not have a policy requiring all directors to attend annual meetings of stockholders, we expect all directors to attend, absent extenuating circumstances. All of our directors attended the 2015 Annual Meeting of Stockholders.

As a result of our discussions with stockholders, the Company has taken several actions since our 2015 annual meeting to enhance the Company’s corporate governance including the following: (i) appointed two new independent directors to the Board, each of whom was also appointed to the Compensation Committee; (ii) appointed one of the new independent directors as Chairman of the Board’s Compensation Committee; (iii) initiated a comprehensive strategic review of our executive compensation programs, policies and practices; (iv) appointed a lead independent director; (v) revised our Bylaws to modernize and clarify certain provisions; (vi) engaged an independent executive compensation consultant, Pay Governance LLC, to support the Compensation Committee’s strategic review and provide pay governance and executive compensation program design recommendations; and (vii) revised our Insider Trading Policy to prohibit future speculative transactions, hedging transactions and, without prior Board approval, pledging or trading on margin of the Company Stock.  Further information on the actions we have taken in response or discussions with stockholders is included below and in “Compensation Discussion and Analysis” in Item 11 of this Annual Report on Form 10-K/A.

Board Leadership Structure

Our Amended and Restated By-laws provide that we will have a Chairman who will chair board meetings and perform such other duties as set forth in our Amended and Restated By-laws or as otherwise assigned to him by our Board.  The Chairman and Chief Executive Officer may be the same person; however, our Board may separate these two positions if it deems it to be in the best interests of our Company and our stockholders to do so.  Presently, the Chairman and Chief Executive Officer positions are held by two different individuals.

Prior to January 21, 2016, the Board had not appointed a lead independent director; however, Mr. Fellheimer, Chair of the Compensation Committee, presided over executive session meetings of independent directors.  At its January 21, 2016 meeting, the Board appointed Brian W. Clymer as its lead independent director.

Role of the Board in Risk Oversight

The Board as a whole has responsibility for risk oversight, with reviews of certain areas conducted by relevant Board committees that report on their findings to the Board.  The oversight responsibility of the Board and the Board committees is facilitated by management reporting processes designed to provide information to the Board concerning the identification, assessment and management of critical risks and management’s risk mitigation strategies and practices.  These areas of focus include operational, economic, competitive, financial (including accounting, reporting, credit, liquidity and tax), legal, regulatory, compliance, environmental, political and strategic risks.  The full Board (or the appropriate Board committee), in concert with the appropriate management within the Company, reviews management reports to formulate risk identification, risk management and risk mitigation strategies.  When a Board committee initially reviews management reports, the Chairman of the relevant Board committee briefs the full Board on the specifics of the matter at the next Board meeting.  This process enables the Board to coordinate the risk oversight role, particularly with respect to risks spanning more than one operational area.  The Compensation Committee reviews compensation policies to ensure that they do not, among other things, encourage unnecessary or excessive risk-taking.

Corporate Governance Guidelines

The Corporate Governance Guidelines adopted by the Board, which include guidelines for determining director independence, are published on the Company’s website at www.hillintl.com, in the “Investors” section, and are available in print to any stockholder upon request.  That section of the website makes available the Company’s corporate governance materials, including Board committee charters.  Those materials are also available in print to any stockholder upon request.

COMMITTEES OF THE BOARD OF DIRECTORS

During 2015, the Board had standing Audit, Compensation, and Governance and Nominating Committees.  All members of each committee have been determined by the Board of Directors to be “independent” under applicable NYSE rules.  In addition, the Board has determined that each member of the Audit Committee meets SEC independence requirements which require that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from Hill or any of its subsidiaries other than their directors’ compensation.  The charter of each committee is available on our website at www.hillintl.com, in the “Investors” section.

Audit Committee

Prior to November 10, 2015, the Audit Committee consisted of Brian W. Clymer (Chair), Alan S. Fellheimer, Steven M. Kramer and Gary F. Mazzucco.  On November 10, 2015, Steven R. Curts joined the Audit Committee and Steven M. Kramer was removed and, on February 1, 2016, Craig L. Martin joined the Audit Committee.  The Board has determined that each member of the Audit Committee is financially literate.  The Board has also determined that Brian W. Clymer possesses accounting or related financial management expertise within the meaning of the NYSE listing standards and qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

The Audit Committee assists the Board in fulfilling its oversight responsibilities by (a) reviewing the financial reports and other financial information provided by Hill to its stockholders, the SEC and others, (b) monitoring the Company’s financial reporting processes and internal control systems, (c) retaining Hill’s independent registered public accounting firm, (d) overseeing the Company’s independent registered public accounting firm and internal auditors and (e) monitoring the Company’s compliance with its ethics policies and with applicable legal and regulatory requirements.  The Audit Committee also reviews and approves any transactions between Hill and any related parties.  During 2015, the Audit Committee met nine times.

Compensation Committee

Prior to November 10, 2015, the Compensation Committee consisted of Alan S. Fellheimer (Chair), Camille S. Andrews and Steven M. Kramer.  On November 10, 2015, Steven R. Curts joined the Compensation Committee and was appointed chair.  On February 1, 2016, Craig L. Martin joined the Compensation Committee.  Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee oversees Hill’s executive compensation programs.  The Compensation Committee reviews and recommends to the Board for approval the compensation arrangements for all of the Company’s executive officers.  During 2015, the Compensation Committee met four times.  The processes of the Compensation Committee are described below in Item 11 of this Annual Report on Form 10-K.

Governance and Nominating Committee

During 2015, the Governance and Nominating Committee consisted of Camille S. Andrews (Chair), Brian W. Clymer, Steven M. Kramer and Gary F. Mazzucco.  The Governance and Nominating Committee oversees matters relating to the evaluation and recommendation to the Board of the persons to be nominated for election as directors at any meeting of stockholders, and the persons to be appointed by the Board to fill any vacancy on the Board.

The Governance and Nominating Committee is responsible for reviewing and assessing with the Board the appropriate skills, experience, and background sought of Board members in the context of our business and the then-current membership on the Board.  This assessment includes a consideration of independence, diversity, age, skills, experience, and industry backgrounds in the context of the needs of the Board and the Company, as well as the ability of current and prospective directors to devote sufficient time to performing their duties in an effective manner.  Although the Company does not have a formal policy with respect to diversity standards, as a matter of practice, the Governance and Nominating Committee considers matters commonly viewed as matters of diversity in the context of the Board as a whole and, in its effort to select a Board that it believes will best serve the interests of the Company and its stockholders, takes into account the personal characteristics and experience of current and prospective directors to facilitate Board deliberations that reflect a broad range of perspectives.

The Governance and Nominating Committee carefully considers all director candidates recommended by our stockholders, and the Governance and Nominating Committee does not and will not evaluate such candidate recommendations any differently from the way it evaluates other candidates.  On January 21, 2016, the Board amended its Bylaws which, among other things, set forth minimum qualifications for an individual to serve as a director on the Company.  These minimum qualifications provide that no person shall qualify for service or serve as a director of the Company: (a) unless such person is in compliance with all applicable laws and regulatory requirements to which the Company’s directors may be subject in connection with such person’s service as a director, (b) if such person has been convicted in, or entered a plea of nolo contendere with respect to, a criminal proceeding involving fraud, misappropriation or other similar charge during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for fraud, misappropriation or other similar charge in any governmental investigation or proceeding or other civil judicial proceeding during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for any material violation of any foreign, federal or state securities law or federal commodities law during the ten years preceding the date of election, (c) if such person has been convicted of, or entered a plea of nolo contendere with respect to, any felony, (d) if such person serves on the board of directors of more than three other public companies, (e) if such person is a director, officer or holder of more than a five percent (5%) equity interest, directly or indirectly, in a business that competes, directly or indirectly, with the Company, (f) if such person has made or makes any contribution or expenditure in connection with the election of any candidate for political office, including any contribution to any committee supporting such a candidate or to a political party, in any jurisdiction which results in the Company becoming ineligible to conduct its business or any portion thereof, or (g) if such person has ever been the subject of a filing of personal bankruptcy in any jurisdiction, either voluntarily or involuntarily (and in the case of an involuntary filing, if such filing was not dismissed within 60 days) during the ten years preceding the applicable date of election.

Any stockholder who wishes to recommend an individual as a potential nominee for election to the Board should submit such recommendation in writing by mail to Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103, Attn:  Chair of Governance and Nominating Committee, together with information regarding the experience, education and general background of the individual and a statement as to why the stockholder believes such individual to be an appropriate candidate for the Board of Directors of Hill.  Such recommendation should be provided to Hill no later than the close of business on the 120th day prior to the one-year anniversary of the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting.  During 2015, the Governance and Nominating Committee held two meetings.

Communicating Concerns to Directors

The Company encourages all interested persons to communicate any concern that an officer, employee, director or representative of Hill may have engaged in illegal, dishonest or fraudulent activity, or may have violated Hill’s Code of Ethics and Business Conduct.  Such persons may report their concerns or other communications including suggestions or comments to the Board in one of the following ways:  by mail sent to William H. Dengler, Jr., Corporate Secretary, at the Company’s principal executive office:  One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103; by telephone at (866) 352-2792; or by email addressed to hil@openboard.info.  All such communications will be referred to Mr. Dengler who will circulate them to the members of the Board, or in the case of potential violations of the Code of Ethics and Business Conduct, to the Chairman of the Audit Committee.  If the communication is directed to a particular director, Mr. Dengler will forward the communication to that director.  The Board does not screen stockholder communications.

Item 11.  Executive Compensation.

Executive Summary

Our Compensation Philosophy and Guiding Principles

In support of our business and our long-term success, the Company’s compensation program is designed to attract, motivate, reward and retain high-quality executives necessary to continually improve financial performance, achieve profitable growth and enhance stockholder value.

To that end, our Compensation Committee (the “Committee”) has developed a compensation philosophy designed to reflect the following principles:

•                  There should be a strong link between pay and performance

•                  The interests of executives should be aligned with the interests of our stockholders

•                  Compensation programs should reinforce our business strategy, focus the executive team on priorities and ultimately drive growth in stockholder value.

Investor Outreach and Response

•                  At our 2014 annual meeting of stockholders, 54.2% of stockholders supported our Named Executive Officers (“NEO”) compensation program.  This result, however, fell short of our expectations.

•                  To better understand any potential concerns of stockholders, members of management met with many of our stockholders during 2015 and discussed the compensation paid to our executive officers, including our NEOs, and explained the rationale behind the Committee’s approaches, which included:

Investor Questions	Our Responses
Why don’t we use Total Stockholder Return (“TSR”) or other relative performance metrics in our executive compensation program?

While the Committee considers our overall performance relative to external markets when making compensation decisions, the Board believes it is more effective to focus our executives on achieving improvements in our own results rather than to pay them primarily based on how other companies perform.

Further, administration of a relative performance plan requires that we identify a peer group of sufficient size and of appropriately comparable companies. For a number of reasons, including our size, our significant international operations and our portfolio of focused services, there are too few companies to construct what we believe to be a viable performance peer group.

For these reasons, and as explained more fully below, the Committee believes that the best approach for the Company is to tie our executive compensation to performance metrics that are aligned with our strategy that can be directly impacted by our executives, and promotes growth in stockholder value over the long term.

Why do we target executive compensation at the 75th percentile of peer companies?

In January 2016, the Committee revised our compensation philosophy to target total executive officer compensation at the market median. We believe that the new market median philosophy is aligned with compensation governance best practices and still provides us with sufficient flexibility to reward our leaders. Due to terms of his 2014 employment agreement, the new philosophy does not currently apply to our CEO.

Why do we provide a compensation opportunity to our CEO that generally is more heavily weighted on salary than incentives?

Historically, due in large part to the substantial equity ownership held by our company founder and previous CEO and his family, including our current CEO, the Board determined that there was sufficient direct economic alignment with external stockholder interests and chose to deliver CEO compensation with a heavier emphasis on salary.

As with all other aspects of our executive compensation program, appropriate pay mix and delivery is being considered as part of the executive compensation strategic review going forward.

Why don’t we provide details regarding annual bonus goals and award determination?	We have expanded our disclosure regarding annual bonus performance targets and award determination for 2015 performance on pages 18 and 19.

Further, as a result of our discussions with investors, the Company has taken the following actions since August 2015:

1.              Appointed two new independent directors to the Board, each of whom was also appointed to the Compensation Committee;

2.              Appointed one of the new independent directors as Chairman of the Compensation Committee;

3.              Initiated a comprehensive strategic review of our executive compensation programs, policies and practices;

4.              Engaged an independent executive compensation consultant, Pay Governance LLC, to support the Compensation Committee’s strategic review and provide pay governance and executive compensation design recommendations;

5.              Revised our Insider Trading Policy to prohibit future speculative transactions, hedging transactions and, without prior Board approval, pledging or trading on margin of Company Stock; and

6.              Committed to expanding our executive compensation-related stockholder outreach efforts during 2016 as part of the strategic review.

We value the feedback provided by our stockholders and look forward to continuing this dialogue.

2015 Financial Highlights

Overall, 2015 was a turnaround year in terms of profitability despite some significant events and items negatively impacting our performance.

•                  Our Project Management and Construction Claims segments had strong years with consulting fee revenue increasing 9.1% and 10.0%, respectively, and operating profit increasing 5.2% and 6.8%, respectively.

•                  We initiated and completed a review of our global overhead cost structure; these efforts have successfully reduced our overhead costs by approximately $21 million annually.

•                  2015 interest expense was lower by over $15.8 million compared to the prior year as a result of our successful 2014 equity raise and debt refinancing.

•                  Despite these successes, we experienced significant expenses associated with bad debt expense related to certain accounts receivable primarily in the Middle East, severance costs associated with our cost optimization plan, legal and professional fees related to a stockholder proxy contest and legal fees and settlement costs in connection with a labor dispute with a former executive. As a result, we fell short of our internal operating profit and earnings per share (“EPS”) goals.

2015 Performance-Based Bonuses (Cash)

2015 Annual Incentive Plan (“AIP”) payouts for our CEO and COO were based on our performance against two weighted financial metrics: 60% based on EPS and 40% based on earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”).  If actual performance on either measure was below 50% of target, no bonus was paid.

The target bonus opportunity for the CEO and COO was set as a fixed dollar amount ($1,000,000 and $200,000 respectively).

The 2015 AIP threshold and target performance goals were set by the Board upon the Committee’s recommendation that the Board-approved budget-based targets were appropriate.

During 2015, we achieved 56.7% of established EPS target performance and 85.1% of established EBITDA target performance. These levels of performance were above our required thresholds but below our targets and resulted in AIP payouts of $680,583 for our CEO and $136,117 for our COO.  These bonus determinations are detailed on page 19.

Though below our expectations, the 2015 AIP payouts were more favorable compared to 2014 due principally to the stronger financial performance in 2015 and demonstrate our pay-for-performance philosophy.

AIP payouts for our other executive officers, including the other NEOs, are awarded by the Board upon the Committee’s recommendation after considering the input of our CEO.  In preparing recommended award levels, the CEO and Committee considered Company performance as well as individual performance against personal and operating/functional unit goals.  AIP payouts for the other NEO’s ranged from $50,000 to $140,000.

Our Chairman, Irvin Richter, did not receive any bonus payment in 2015.

2015 Long-Term Incentive Awards (Equity)

Long-term incentive compensation opportunities for our executive officers, including the NEOs, are entirely equity-based.  In 2015, NEOs received an award of stock options that vests in equal installments over five years and expires in seven years.  Stock options have been used to focus our executive officers on actions that will lead to growth in the Company share price and increased value for our stockholders.

In determining the value of each NEO’s 2015 long-term grant the Committee considered the performance of each individual as well as the executive’s roles and responsibilities, his or her impact on our results, and advancement potential.  2015 stock option awards for our NEOs were as follows:

•                  CEO:  $1,010,000

•                  COO:   $414,000

•                  Other NEOs:  ranged from $51,750 to $103,500

Our Chairman, Irvin Richter, did not receive any equity award in 2015.

2015 Compensation Governance Practices

We are committed to executive compensation practices that drive performance and that align the interests of our leadership team with the interests of our stockholders. We are considering the appropriateness of these and other policies and practices as part of our comprehensive executive compensation strategic review. Best practices that we have implemented with respect to the compensation of our NEOs include:

1.              A significant portion of our executives’ target compensation is related to performance based upon and tied to pre-established performance goals and the performance of our share price;

2.              Total direct compensation for our NEOs is targeted at the market median;

3.              Engaged an independent outside compensation consultant;

4.              Maintain a clawback policy; and

5.              “Double-trigger” severance payments for executive officers requiring both a change of control and termination of employment.

Practices we avoid with respect to the compensation of our NEOs include:

1.              No tax gross ups for perquisites or change in control severance benefits provided to our executive officers;

2.              No speculative trading of Company stock;

3.              No hedging transactions;

4.              No repricing of stock options; and

5.              No unapproved pledging of Company stock.

Actions Related to 2016 Executive Compensation

In addition to the actions taken in 2015, the Committee has already implemented a number of changes for 2016 executive compensation based on the results of a preliminary market compensation review prepared by Pay Governance, the Company’s performance in 2015 and stockholder and proxy voting advisor feedback. These changes are as follows:

1.              Revised our compensation philosophy to target the 50th percentile of the market;

2.              Approved modest, average 3 percent, salary increases for our executive officers;

3.              Established a bonus program for the CEO and COO that is tightly tied to achieving superior EPS performance during 2016 (details are provided in Part 3 of the Compensation Discussion and Analysis at page 23).

•                  2016 EPS goal has been set at a premium to our Board-approved budget;

•                  No award for actual EPS less than 80% of target; and

•                  A bonus up to 200% of target can be earned for performance up to 140% of the EPS goal.

4.              2016 equity awards for the CEO and COO are 100% in the form of premium priced stock options.  Premium exercise prices were set by the Board at $4.00 and $5.00, representing 22.3% and 52.9% premiums over the closing price of our stock on the date of grant (details are provided in Part 3 of the Compensation Discussion and Analysis on page 24); and

5.              Lowered the per-director compensation provided to our non-employee directors from approximately $180,000 per year to $120,000 per year as we added two new non-employee directors.

We expect to continue meeting with many of our shareholders regarding executive compensation throughout 2016 to gather feedback and discuss possible changes as we work through the strategic review of our compensation programs and prepare for our triennial “say-on-pay” stockholder vote in 2017.

Compensation Discussion and Analysis

This section discusses our executive compensation programs for 2015, the compensation decisions made under those programs and the factors that were considered by the Committee in making those decisions.  It focuses on the compensation for each of our NEOs for 2015:

•                  David L. Richter, President and Chief Executive Officer;

•                  John Fanelli III, Senior Vice President and Chief Financial Officer;

•                  Raouf S. Ghali, Chief Operating Officer;

•                  Mohammed Al Rais, President (Middle East), Project Management Group; and

•                  Frederic Z. Samelian, President, Construction Claims Group.

This Compensation Discussion and Analysis is divided into three parts:

Part 1 discusses our 2015 performance, the Committee’s actions in 2015, our compensation practices and the compensation decisions for our NEOs.

Part 2 discusses our compensation framework in more detail, including how we apply our compensation philosophy and determine competitive positioning of our executive compensation and other policies.

Part 3 discusses certain actions taken by the Committee in 2016 regarding compensation decisions for our NEOs.

Part 1 — 2015 Performance, Compensation Governance Practices and Decisions

2015 Performance Overview

Despite some challenges, 2015 was a turnaround year for the Company in terms of profitability.  The accomplishments of our executive team, led by our CEO David Richter, include the following:

•                  Consolidated consulting fee revenue increased by $53,834,000 or 9.3%;

•                  Increased consulting fee revenue and operating profit of our Project Management segment by 9.1% and 5.2%, respectively;

•                  Increased consulting fee revenue and operating profit of our Construction Claims segment by 10.0% and 6.8%, respectively;

•                  Completed a review of our global overhead cost structure which eliminated annualized overhead costs of approximately $21,000,000; and

•                  Decreased interest expense by $15,822,000 compared to the prior year as a result of our successful equity raise and debt refinancing in 2014.

Compensation Governance Practices

We are committed to executive compensation practices that drive performance and that align the interests of our leadership team with the interests of our stockholders. We are considering the appropriateness of these and other policies and practices as part of our comprehensive executive compensation strategic review. Below is a summary of best practices that we have implemented and practices we avoid with respect to the compensation of our NEOs.

What We Do	What We Avoid

Pay for Performance — A significant portion of our CEO and COO target compensation is related to performance based upon and tied to pre-established performance goals and stock price aligned with our short- and long-term objectives.

No Gross Ups — We do not provide tax “gross-ups” for perquisites or change in control severance benefits provided to our executive officers.

Target Market Median — Our compensation philosophy targets total direct compensation of our NEOs that is competitive with the companies with which we compete for executive talent. Beginning in 2016, this target is the market median for all NEOs who do not have employment agreements.

No Speculative Trading — Board members and executive officers are prohibited from short-selling our stock and buying or selling puts and calls on our stock.

Independent Compensation Consultant — The Committee has engaged an independent outside compensation consultant. See “Actions Related to 2016 Executive Compensation.”	No Hedging — Board members and officers are prohibited from engaging in hedging transactions that could eliminate or limit the risks and rewards of owning our stock.

Clawback — The Committee may cancel or recover any cash- or equity-based incentive compensation based on achievement of specified financial results that are the subject of a subsequent restatement. We will seek repayment of any amount determined to have been inappropriately received due to mathematical errors, fraud, misconduct or gross negligence.

No Repricing of Options — Our 2006 Employee Stock Option Plan does not allow for the repricing of stock options without stockholder approval, and we have never repriced any stock option grants.

Severance Payments Require Double-Trigger — The Company’s recently adopted 2015 Senior Executive Retention Plan provides change in control severance benefits only upon a double-trigger (change in control and termination of employment).

No Unapproved Pledging of Hill Stock — The Company’s recently revised insider trading policy prohibits pledging of Hill stock without review and prior approval by the Board.

Executive Compensation Elements

The following chart summarizes the key features of each element of our executive compensation program: cash (salary and annual bonus); equity (long-term incentive); retirement (401(k) Plan); and other compensation (perquisites).  Each type is discussed in detail in the remainder of this Compensation Discussion and Analysis and the accompanying tables.

Element	Type	Key Features
Cash	Salary

•        Fixed amount of compensation based on experience, contribution and responsibilities.

•        Salaries reviewed annually and adjusted based on market practice, individual responsibility, performance and contribution, length of service and other internal factors.

Annual Incentive Award

•        For the CEO and COO, payouts can vary from 50% to 100% of the targeted amount. Performance was assessed, 60% on EPS and 40% on EBITDA. No annual bonus is awarded if less than 50% of either the EPS target or the EBITDA target is achieved.

•        For NEOs other than the CEO and COO, performance-based cash awards are based on an overall assessment of the executive’s experience, contribution and responsibilities and the Company’s performance.

Long-Term (Equity) Incentive Compensation	Stock Options	• Exercise price is at least equal to the closing price of our stock on the date of grant. • Awards vest over five years and expire seven years from the grant date.

Retirement	401(k) Plan	• Qualified 401(k) plan offered to all

employees that provides participants the opportunity to defer taxation on a portion of their income, up to code limits, and receive a 50% Company matching contribution up to 2% of the employee’s salary.

Other	Perquisites

•        Perquisites are limited to benefits generally available to all employees of the Company, including the option to be paid in cash for vacation, sick days and/or personal days not taken. In addition, the CEO’s employment agreement entitles him to receive two automobiles for his use.

Summary of Key 2015 Compensation Decisions

The following highlights the Committee’s key compensation decisions for 2015, as reported in the Summary Compensation Table on page 25.

Chairman Compensation

In 2014, Irvin Richter received total compensation of $3,717,512 plus benefits.

During 2015, Irvin Richter received no compensation for serving on the Board of Directors.  For services to the Company as an employee during 2015, Mr. Richter received the following compensation:

•                  Salary of $1,400,000;

•                  Other benefits (insurance, medical and disability and use of two vehicles);

•                  No 2015 AIP award; and

•                  No 2015 equity award.

CEO Compensation

On December 31, 2014, David Richter became our President and CEO.  His employment agreement establishes his total direct compensation (“TDC”) opportunity, consisting of base salary and annual and long-term incentive opportunities which must be at least at the 75th percentile of CEOs in our Selected Peer Group (as defined in Part 2 of the Compensation Discussion and Analysis on page 22).  In recognition of his promotion to President and CEO, for 2015 the Committee took the following actions on Mr. Richter’s compensation:

•                  Annual base salary was increased from $1,000,000 to $1,500,000;

•                  Annual incentive target award opportunity was set at $1,000,000; and

•                  Long-term (equity) incentive established as 500,000 stock options with a fair value at the grant date of $1,010,000.

Compensation of Other NEOs

The Committee approved salaries of all NEOs and set incentive-compensation targets for Mr. Ghali taking into account the CEO’s recommendations, relative duties and responsibilities, advancement potential and impact on our financial and strategic performance.  In recognition of his promotion to COO in January 2015, Mr. Ghali received a 16% salary increase.  The Committee approved salary increases ranging from 4% to 10% for all other NEOs.

Details of 2015 NEO compensation are provided in the table below.

Pay Mix

One of our compensation objectives is to emphasize the creation of long-term stockholder value.  To support this goal, a portion of each NEO’s pay is awarded under our long-term incentive plan in the form of stock options.  Nearly 29% of Mr. Richter’s targeted TDC and approximately 12% of the targeted TDC for the COO is based upon long-term value creation as measured by growth in our share price.

President and CEO 2015 Total Direct Compensation	COO 2015 Total Direct Compensation

2015 NEO Base Salaries, Annual Incentive Target and Long-Term Incentive Expected Value

Name	Base Salary (1)	Annual Incentive Award Target	Annual Incentive Award Target as % of Salary (2)	Long-Term Incentive Expected Value (3)	Total Direct Compensation (4)
David L. Richter	$1,500,000	$1,000,000	66.7%	$1,010,000	$3,510,000
John Fanelli III	$450,000	n/a	n/a	$103,500	$603,500
Raouf S. Ghali (5)	$1,100,000	$200,000	18.2%	$414,000	$1,714,000
Mohammed Al Rais	$720,000	n/a	n/a	$103,500	$963,500
Frederic Z. Samelian	$750,000	n/a	n/a	$51,750	$851,750

(1)         All base salaries effective as of January 1, 2015.

(2)         The Committee established targets for Mr. Richter and Mr. Ghali for 2015 performance. 2015 bonuses for other NEOs were at Committee discretion and bonuses of $50,000, $140,000 and $50,000 were awarded on April 2, 2016 to Mr. Fanelli, Mr. Al Rais and Mr. Samelian, respectively.

(3)         The expected value of the stock options was based on a pricing model using the grant date closing price of $3.72 per share on January 2, 2015 for Mr. Richter and $4.03 per share on January 27, 2015 for Mr. Ghali.  For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2016.

(4)         Total direct compensation consists of base salary, annual bonus target and long-term equity award expected value.

(5)  The Committee established Mr. Ghali’s annual bonus target on January 27, 2015, when he was promoted to COO.

Our 2015 Annual Incentive Compensation Program

Plan Criteria and Rationale

The 2015 annual incentive opportunities for our CEO and COO are based on our financial performance as measured by EPS and EBITDA.

In 2015, as in past years, the Committee evaluated the continued use of the AIP financial measures using the following principles:

•                  Metrics that support achievement of an annual Board-approved budget;

•                  Metrics that support profitable growth while preserving cash for longer-term investment;

•                  Metrics that are clearly understood and can be affected by the performance of our executives and employees; and

•                  Metrics that are consistent with market practice and commonly used by analysts in assessing our performance.

Following this review, the Committee concluded that the continued use of the AIP financial measures support the foregoing principles for the following reasons:

•                  EPS is a comprehensive measure of income and provides an emphasis on profitable growth while focusing managers on expense control.

•                  EBITDA provides a focus on our core operating results by removing the impact of our capital structure (interest expense from outstanding debt), asset base (depreciation and amortization) and tax consequences, as well as specified non-core operating items, specified non-operating items, specified non-cash items and specified extraordinary items.

Target Setting

The 2015 target annual incentive awards for our CEO and COO were set as a fixed dollar amount ($1,000,000 and $200,000, respectively).  Target awards are reviewed annually to ensure alignment with our compensation philosophy.

Variances from these target payout values are based upon Company performance against the pre-established EPS and EBITDA goals.  The performance/payout relationship around targeted performance levels was set at the beginning of the performance year and reflected our expectation for the year that management should strive to achieve our plan and be held accountable with lower than target payouts if performance fell below plan.  Our 2015 plan used the following performance and payout relationship:

	Performance (% of Target)	Payout (% of Target)
Below Threshold	<50%	0%
Threshold	50%	50%
Target	100%	100%
Maximum	100%	100%

Financial Results for AIP Purposes

The Committee set the AIP EPS and EBITDA targets based on its evaluation of the budget-based amounts and its assessment that the targets contained a sufficient degree of “stretch.”  These targets, actual 2015 performance on each metric, the resulting Bonus Payout Factor and 2015 AIP bonus payouts for the CEO and COO are shown in the tables below.

2015 AIP
Performance Metrics, Weight and Achievement

	Financial Objectives
Metric	Metric Weight	Threshold	Target	Maximum	Actual 2015 Results	% of Target Performance
EPS (1)	60%	$0.1190	$0.2381	$0.2381	$0.1351	56.7252%
EBITDA (2)	40%	$24,125,000	$48,250,000	$48,250,000	$41,041,000	85.0580%
Bonus Payout Factor (3)						68.0583%

(1)         EPS for annual incentive purposes is based on diluted earnings per common share.

(2)         EBITDA for annual incentive purposes is based on net earnings before interest, taxes, depreciation and amortization. There were no specified non-core operating, non-operating, non-cash or extraordinary items considered by the Committee in determining EBITDA.

(3)  Reflects Metric Weights applied to % of Target for each Metric.

2015 AIP Threshold, Target, Maximum and Actual Payouts and Achievement

Name	2015 Target Award ($)	2015 Threshold Award (50% of Target Award) ($)	2015 Maximum Award (100% of Target Award) ($)	Bonus Payout Factor	2015 AIP Award ($)
David L. Richter	1,000,000	500,000	1,000,000	68.0583%	680,583
Raouf S. Ghali	200,000	100,000	200,000	68.0583%	136,117

For the 2015 AIP bonus awarded to the NEOs other than the CEO and COO, the Committee considered the recommendations of the CEO for each such individual which were based on the Company’s performance, respective experience, contribution and responsibilities of each individual.

Name	2015 AIP Award
John Fanelli III	$50,000
Mohammed Al Rais	$140,000
Frederic Z. Samelian	$50,000

Our Long-Term Equity Incentive Program

Plan Criteria and Rationale

Long-term incentive compensation for all our executive officers, including our NEOs, is entirely equity-based.  Historically, we have delivered this compensation opportunity through the use of stock options.

Stock option awards are used to complement the AIP financial metric focus by aligning the team around actions that will promote the long-term growth of our share price.  Our options also have a, five-year vesting schedule in order to promote retention of our leaders.

In this way, the combination of our AIP and options balance the focus of our team in a coordinated way around short-term financial and longer-term share price performance, both of which are directly linked to value creation for stockholders.

Equity Award Grant Practices

Historically, equity awards are made to the CEO and COO once per year and to other NEOs every other year.  The awards are historically made at the annual grant meeting in January.  The Committee’s equity-based awards policy contains rules on determining the grant date of equity awards and the exercise price of any stock options, which must be at least equal to the fair market value of our stock on the grant date.

After benchmarking with our Selected Peer Group, the Committee did not make significant changes to the size of the awards for 2015 other than for Mr. Ghali in recognition of his promotion to COO in January 2015.

2015 Long-Term Equity Awards

In 2015, long-term equity plan participants, including our NEOs, received a grant of stock options.

The value of each NEO award was determined by the Committee after considering company performance, individual impact on our financial results, market norms and relative duties, responsibilities and advancement potential.  The value of the grants made in January 2015 are shown in the following table.

2015 Long-Term Equity Award Value

Name	Number of Shares Underlying Stock Options	Aggregate Grant Date Fair Value of Stock Options (1) ($)	Percentage of TDC (2)
David L. Richter	500,000	1,010,000	28.8%
John Fanelli III	50,000	103,500	17.1%
Raouf S. Ghali	200,000	414,000	24.2%
Mohammed Al Rais	50,000	103,500	10.7%
Frederic Z. Samelian	25,000	51,750	6.17%

(1)         The expected fair value of the stock options was based on the closing price of the Company’s common stock of $3.72 per share on January 2, 2015 for Mr. Richter and $4.03 per share on January 27, 2015 for the other NEOs.  For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.

(2)         TDC consists of base salary and annual and long-term incentive opportunities.

Part 2 — Compensation Framework

Compensation Philosophy and Objectives

Our compensation philosophy is to provide competitive executive officer pay opportunities tied to our short-term and long-term success.  This overriding pay-for-performance approach enables us to attract, motivate and retain the type of executive leadership that will help us achieve our strategic objectives and realize increased stockholder value.  To reach these goals, we have adopted the following program objectives:

•                  Link management compensation with the interests of stockholders.

•                  Support achievement of both operating performance, strategic objectives and share price growth through variable compensation programs.

•                  Be fair and market-competitive to assure access to needed talent and encourage retention.

•                  Provide compensation opportunities that are consistent with each executive’s responsibilities, experience and performance.

•                  Design compensation incentive programs that promote a sensible risk/reward balance, and that do not encourage unnecessary or unreasonable risk-taking.

•                  Use perquisites sparingly.

Applying our Compensation Philosophy

We apply our compensation philosophy and objectives as follows:

Compensation Component	Objectives

Base Salary	Fair and competitive compensation to attract, retain and reward executive officers by providing a fixed level of cash compensation tied to experience, skills and capability relative to the market.

Annual Incentive (Non-Equity) Award

Cash bonus aligns executives with annual goals and objectives.

Creates direct link to annual financial and operational performance.

Provides the opportunity for NEOs to receive market-competitive total cash compensation when commensurate with performance.

Long-Term Incentive Award

Aligns executive’s interests with those of stockholders by linking compensation with corporate performance that will lead to increased share price for our stockholders.

Retains and provides incentives to executives through multi-year stock option vesting.

Promotes a sensible balance of risk and reward, without encouraging unnecessary or unreasonable risk-taking.

Provides the opportunity for NEOs to receive market-competitive TDC when commensurate with performance

Change in Control Severance Plan

Minimizes distractions and personal financial uncertainty created by a pending or threatened change in control by providing compensation and benefit arrangements upon termination due to a change in control.

401(k) Plan	Attracts and retains executives by providing a level of retirement investment in a tax-efficient manner.

Employee Stock Purchase Plan	Attracts, retains and aligns executives with stockholders by providing an opportunity to be compensated through the benefits of stock ownership and to acquire an interest in the Company.

Competitive Positioning

In support of our compensation philosophy, we target the compensation values consistent with the markets with which we compete for executive talent, capital and business; for the CEO, this market is defined as our Selected Peer Group.

The Selected Peer Group is composed of companies with size, industry, operational and client characteristics that are similar to Hill.

Generally, we use data drawn from this group as a reference which the Committee reviews competitive pay practices, design approaches and for pay-for-performance comparisons.

Where compensation data and practices are not available from companies within the Selected Peer Group, the Committee may, from time to time, also reference broader survey sources which include other companies of comparable size, scope and complexity, with which we compete for talent.  This approach provides the Committee with decision-quality data and context.  The Committee annually evaluates and, if appropriate, updates the composition of the Selected Peer Group.  In 2015, the Committee evaluated a few potential additions, but no changes were made to the Selected Peer Group.  The 2015 Selected Peer Group consisted of the following companies:

2015 Selected Peer Group

CRA International, Inc.   Exponent, Inc.   Huron Consulting Group, Inc.   Navigant Consulting, Inc.

Setting Compensation Targets and Performance Goals

The Committee annually reviews the total compensation opportunity of each executive officer—i.e., cash compensation (salary and target annual incentive opportunity) and long-term equity compensation (target long-term equity value).

The Committee, with periodic input from an independent consultant, then sets the executive’s compensation target for the current year. Salary adjustments, if any, typically become effective as of January 1 of each year or upon a promotion.  The compensation proposal for the CEO and COO is reviewed with and ratified by the independent directors of the Board in executive session.

In making its decisions, the Committee uses several resources and tools, including competitive market information and peer group compensation trends, broader survey sources and the larger executive compensation environment.

For 2015, the Committee set target performance levels for the financial objectives used in the AIP and concluded that there was an appropriate correlation between payout  and performance levels (at target, threshold and maximum) in light of the business environment, risks associated with achieving our five-year strategic plan and other factors.

Evaluating Performance

For the CEO and COO, performance determination under the AIP was 100% based on financial metrics.  For other NEOs, the Committee uses its judgment in making decisions about individual compensation elements and total compensation, with a focus on individual, business/unit and overall company performance.  The Committee also considers competitive market norms in making final compensation decisions.

Post-Employment Compensation Arrangements

Termination Payments

In the event of a change in control, we provide certain senior executive officers with benefits upon termination in various circumstances under our 2015 Senior Executive Retention Plan (the “Retention Plan”). The Retention Plan provides change in control severance benefits only upon a double-trigger (change in control and termination of employment).  Generally, these benefits provide for two years of salary and benefits continuation.  For 2015, each of our NEOs, except our CEO, was eligible to receive benefits under the Retention Plan.

Under his employment agreement, Mr. Richter is eligible to receive certain benefits if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control of the Company.  Generally, these benefits provide for three years of salary and benefits continuation.

We detail the compensation estimated to be paid to our NEOs under various termination circumstances beginning on page 29.

Other Compensation Policies

Personal Benefits

We provide our NEOs with other benefits that we believe are reasonable and competitive so that we may attract and retain talented senior executives.  In total, they represent a small percentage of each NEO’s overall compensation and generally are identical to the benefits provided to all other Hill employees.

Policy on Hedging and Pledging

Our insider trading policy contains restrictions on certain transactions in Company stock by executive officers and directors.  All trades by executive officers and directors must be pre-cleared.  The executive officers and directors are prohibited from any trading in puts or calls, from engaging in short sales of Company stock or from hedging Company stock.  Making pledges of Company stock or using it as loan collateral or as part of a margin account in the future is prohibited unless expressly approved by the Board.

Risk Considerations in Our Compensation Programs

The Committee has reviewed our compensation policies and practices for the Company’s executive officers and concluded that any risks arising from these policies and programs are not reasonably likely to have a material adverse effect.  The Committee believes that the mix and design of the elements of our compensation program are appropriate and encourage executive officers and key employees to strive to achieve goals that benefit the Company and our stockholders over the long term.  Our compensation policies and procedures are applied uniformly to all eligible participants and when viewed in aggregate, our programs provide sufficient safeguards, balance and governance that does not encourage excessive risk-taking by our employees.

Part 3 — 2016 Compensation Committee Actions

2016 Committee Actions

The Committee is in the process of reviewing the Company’s compensation philosophy and is evaluating the design and performance of our executive compensation programs to ensure we have a program that aligns with governance and market best practices to the fullest extent possible while ensuring it is structured to best support achievement of our business strategy and human capital needs.  As a result of this ongoing review and evaluation, the Committee has already taken the following actions at this point in 2016:

Compensation Philosophy for Executive Officers — Revised the compensation philosophy to target total compensation of Executive Officers to the 50th percentile of the market.

Modest Salary Increases — Approved modest salary increases for executive officers with an average 3% increase year-over-year.

2016 AIP Bonus Plan for CEO and COO — Adopted 2016 Annual Incentive Award for CEO and COO entirely based on achieving superior EPS results for the year.  Target EPS performance has been set at a premium over thee 2016 operating budget and in excess of last year’s actual EPS results.  The overall performance/payout range for 2016 has been set as follows:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

“Premium Priced” Stock Option Grants — The 2016 Long-Term Incentive Awards to the CEO and COO were in the form of “Premium Priced” stock options.

•                  CEO:  granted 250,000 stock options with a premium exercise price of $4.00 and 250,000 options with a premium exercise price of $5.00, representing 22.3% and 52.9% premiums over the $3.27 closing price of our common stock on the date of grant.

•                  COO:  granted 250,000 stock options with a premium exercise price of $4.00, representing a 22.3% premium over the $3.27 closing price of our common stock on the date of grant.

Insider Trading Policy — Revised the Company Insider Trading Policy to generally prohibit speculative transactions, hedging transactions and pledging or trading on margin of the Company’s common stock

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis.  Based on our review and discussions with management, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015.

Compensation Committee

Steven R. Curts (Chairman) Camille S. Andrews Alan S. Fellheimer Steven M. Kramer Craig L. Martin

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table contains information concerning the annual compensation for our NEOs during 2015, 2014 and 2013.

Summary Compensation Table

					Non-Equity
				Option	Incentive	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	$	$	$ (1) (2)	$	$ (3)	$
David L. Richter	2015	1,500,000	—	1,010,000	680,583	119,505	3,629,505
President and Chief	2014	1,000,000	—	1,100,000	272,000	103,050	2,475,050
Executive Officer	2013	900,000	—	895,000	233,700	84,686	2,113,386

John Fanelli III	2015	450,000	50,000	103,500	—	15,487	618,987
Senior Vice President and	2014	410,000	50,000	65,750	—	11,989	537,739
Chief Financial Officer	2013	375,000	40,000	54,750	—	11,472	481,222

Raouf S. Ghali	2015	1,100,000	—	414,000	136,117	45,935	1,759,935
Chief Operating	2014	950,000	150,000	263,000	—	58,285	1,421,285
Officer	2013	850,000	150,000	219,000	—	80,114	1,299,114

Frederic Z. Samelian	2015	750,000	50,000	51,750	—	19,123	870,873
President, Construction	2014	720,000	50,000	105,200	—	18,488	893,688
Claims Group	2013	660,000	50,000	109,500	—	30,025	849,525

Mohammed Al Rais	2015	684,294	140,028	103,500	—	45,919	973,741
Regional President (Middle East),	2014	622,086	125,020	131,500	—	32,741	911,347
Projects Management Group	2013	518,946	75,010	87,600	—	26,743	708,299

(1)         The amounts reported in this column reflect the aggregate grant date fair value of grants of stock options calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”).  The calculation of these amounts disregards the estimate of forfeitures related to time-based vesting conditions.  The amounts in this column do not reflect compensation actually received by the named executive officer.  The actual value, if any, that an executive may realize from an award is contingent upon the satisfaction of the conditions to vesting in that award, and upon the excess of the stock priced over the exercise price, if any, on the date the award is exercised.  Thus, there is no assurance that the value, if any, eventually realized by the named executive officer will correspond to the amount shown.

(2)         The Black-Scholes option valuation model is used to estimate the fair value of the options in accordance with ASC 718.  For a discussion of the assumptions used, see Note 11 to the Company’s 2015 consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2016.

(3)         Hill provides its NEOs with additional benefits, reflected in the table below for 2015, that Hill believes are reasonable, competitive and consistent with the Company’s overall executive compensation program.

					Medical		Total
	Life		Private	Unused	and	401(k)	Other
	Insurance	Vehicle(s)	Club	Vacation	Disability	Match	Compensation
Name	$	$	$	$	$	$	$
David L. Richter	1,632	59,879	5,640	28,835	20,869	2,650	119,505
John Fanelli III	1,469	3,000	—	3,460	4,908	2,650	15,487
Raouf S. Ghali	1,632	—	—	21,145	20,508	2,650	45,935
Frederic Z. Samelian	1,632	—	—	—	14,841	2,650	19,123
Mohammed Al Rais	2,360	36,015	—	—	7,544	—	45,919

Grants of Plan-Based Awards

The following table presents information about equity-based awards made to our named executive officers in 2015:

		All other
		option awards:
		number of	Exercise or	Grant date fair
		securities	base price	value of stock
		underlying	of option	and option
	Grant	options	awards	awards
Name	Date	(#) (1)	($/Sh)	($) (2)
David L. Richter	1/2/2015	500,000	3.91	1,010,000
John Fanelli III	1/27/2015	50,000	4.03	103,500
Raouf S. Ghali	1/27/2015	200,000	4.03	414,000
Frederic Z. Samelian	1/27/2015	25,000	4.03	51,750
Mohammed Al Rais	1/27/2015	50,000	4.03	103,500

(1)         Represents options issued under the 2006 Employee Stock Option Plan.  Information regarding the vesting schedules and expiration of these options is included in the “Outstanding Equity Awards at Fiscal Year-End” table and the footnotes thereto.  Options will vest on an accelerated basis upon the executive’s termination of employment under certain circumstances.  Additional information regarding the vesting acceleration provisions applicable to equity awards is included under the heading “Potential Payments upon Termination or Change in Control.”

(2)         See footnotes 1 and 2 to the Summary Compensation Table regarding calculation of these amounts.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information with respect to outstanding equity awards held by our named executive officers as of December 31, 2015.

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option		Option
	options (#)	options (#)		exercise		expiration
Name	exercisable	unexercisable		price ($)		date
David L. Richter	150,000	—	(1)	2.45		3/9/2016
	265,000	—	(2)	5.83		3/31/2017
	453,668	—	(3)	7.32	(4)	1/26/2016
	330,075	110,025	(5)	5.47	(4)	3/6/2017
	250,000	250,000	(6)	4.04	(4)	1/21/2018
	100,000	400,000	(7)	3.95		1/2/2021
	—	500,000	(8)	3.91		1/2/2022

John Fanelli III	20,000	—	(1)	2.45		3/9/2016
	8,000	2,000	(9)	6.31		6/3/2018
	10,000	15,000	(10)	3.67		1/21/2020
	5,000	20,000	(11)	4.95		3/10/2021
	—	50,000	(12)	4.03		1/27/2022

Raouf S. Ghali	55,489	—	(1)	2.45		3/9/2016
	40,000	10,000	(9)	6.31		6/3/2018
	40,000	60,000	(10)	3.67		1/21/2020
	20,000	80,000	(11)	4.95		3/10/2021
	—	200,000	(12)	4.03		1/27/2022

Frederic Z. Samelian	20,000	—	(1)	2.45		3/9/2016
	20,000	5,000	(9)	6.31		6/3/2018
	20,000	30,000	(10)	3.67		1/21/2020
	8,000	32,000	(11)	4.95		3/10/2021
	—	25,000	(12)	4.03		1/27/2022

Mohammed Al Rais	25,000	—	(1)	2.45		3/9/2016
	16,000	24,000	(10)	3.67		1/21/2020
	10,000	40,000	(11)	4.95		3/10/2021
		50,000	(12)	4.03		1/27/2022

(1)                   These options were granted on March 9, 2009 and vest at the rated of 20% per year with vesting dates of March 9, 2010, 2011, 2012, 2013 and 2014.

(2)                   These options were granted on March 31, 2010 and vest at the rate of 20% per year with vesting dates of March 31, 2011, 2012, 2013, 2014 and 2015.

(3)                   These options were granted on January 26, 2011 and vest at the rate of 25% per year with vesting dates of January 26, 2012, 2013, 2014 and 2015.

(4)                   The named executive officer’s beneficial ownership of the Company’s common stock exceeded 10% on the grant date.  The 2006 Employee Stock Option Plan requires that he grant of incentive stock options to a stockholder whose ownership of the Company exceeds 10% at the time of grant be made at an exercise price equal to 110% of the fair market value of the Company’s common stock at the date of grant.

(5)                   These options were granted on March 6, 2012 and vest at the rate of 25% per year with vesting dates of March 6, 2013, 2014, 2015 and 2016.

(6)                   These options were granted on January 21, 2013 and vest at the rate of 25% per year with vesting dates of January 21, 2014, 2015, 2016 and 2017.

(7)                   These options were granted on January 2, 2014 and vest at the rate of 20% per year with vesting dates of January 2, 2015, 2016, 2017, 2018 and 2019.

(8)                   These options were granted on January 2, 2015 and vest at the rate of 20% per year with vesting dates of January 2, 2016, 2017, 2018, 2019 and 2020.

(9)                   These options were granted on June 3, 2011 and vest at the rate of 20% per year with vesting dates of June 3, 2012, 2013, 2014, 2015 and 2016.

(10)            These options were granted on January 21, 2013 and vest at the rate of 20% per year with vesting dates of January 21, 2014, 2015, 2016, 2017 and 2018.

(11)            These options were granted on March 10, 2014 and vest at the rate of 20% per year with vesting dates of March 10, 2015, 2016, 2017, 2018 and 2019.

(12)            These options were granted on January 27, 2015 and vest at the rate of 20% per year with vesting dates of January 27, 2016, 2017, 2018, 2019 and 2020.

Option Exercises

The following table provides information on the exercise of stock options by our named executive officers during 2015.

Option Awards
Number
	of Shares	Value
	acquired on	realized on
	exercise	exercise
Name	(#)	($)
David L. Richter	—	—
John Fanelli III	—	—
Raouf S. Ghali	—	—
Frederic Z. Samelian	20,000	27,180
Mohammed Al Rais	—	—

Employment Agreement with Our President and CEO

Under an agreement effective December 31, 2014 with a five-year term, our President and CEO, David L. Richter, receives a base salary of no less than $1,000,000, to be adjusted annually, and is eligible to receive an annual bonus based upon the achievement of performance criteria to be established by the Board or its Compensation Committee for the applicable year.  He also is eligible to receive an annual long-term incentive award, which may consist of stock options issued by the Company, shares of restricted stock of the Company, and other forms of equity-based, equity-linked or other long-term incentive compensation. The amount and other terms of long-term incentive awards made to him, if any, are determined by the Board or its Compensation Committee.  The agreement establishes his total direct compensation opportunity, consisting of base salary and annual and long-term incentive opportunities at least at the 75th percentile of CEOs in our Selected Peer Group.  The agreement further provides that he is entitled to all benefits of employment provided to other employees of the Company and provides Mr. Richter with two vehicles for his use during the employment term.

Potential Payments Upon Termination or Change in Control

The Company has entered into agreements and maintains plans that will require the Company to provide compensation to certain individuals in the event of a termination of employment and/or a change in control of the Company.  The potential amount of compensation payable to each individual in each situation is set forth in the tables below.  The amounts shown in the tables assume that termination of the individual and/or a change in control occurred on December 31, 2015 and are based on the closing price per share of Hill common stock on that date of $3.88.  The actual amounts to be paid will depend on the circumstances and time of the termination or change in control.  Please see “Employment Agreement with Our President and CEO” for a description of the material terms of the employment agreement we have entered into with our President and Chief Executive Officer.  In addition, the Company has change in control arrangements with our other NEOs.

David L. Richter

							By Executive
							Within Two
			By		By		Years
			Company		Executive		Following a
			Without		for Good		Change in
Payments and Benefits	Death		Cause		Reason		Control
Cash payment	$375,000	(1)	$4,500,000	(2)	$4,500,000	(2)	$4,500,000	(2)
Cost of continued benefits of employment accorded to Company employees	—		62,606	(3)	62,606	(3)	62,606	(3)
Automobile expenses	—		179,637	(4)	179,637	(4)	179,637	(4)
Vesting of stock options	—		—	(5)	—		—

(1)         Upon David L. Richter’s death, the Company shall continue to pay to his surviving spouse his then base salary, for a period of 90 days.  On December 31, 2015, Mr. Richter’s base salary was $1,500,000.

(2)         The Company is required to make this cash payment to Mr. Richter within thirty days after the effective date of such termination in an amount equal to three years of his then base salary if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control of the Company.

(3)         Mr. Richter is entitled to all benefits of employment provided to other employees of the Company in comparable positions for a period of three years.

(4)         The Company is required to continue to provide Mr. Richter with two Company vehicles appropriate to his position and pay all insurance, fuel, maintenance and operating expenses of such vehicles for a period of three years if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control in the Company.

(5)         Mr. Richter’s stock options immediately vest if the Company terminates him without cause.  As of December 31, 2015, Mr. Richter had unvested stock options to purchase 110,025 shares at $5.47 per share, 250,000 shares at $4.04 per share, 400,000 shares at $3.95 per share and 500,000 shares at $3.91 per share. This amount represents the intrinsic value of the award based on the difference between the exercise price and $3.88, the closing price of the Company’s common stock on December 31, 2015.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2015.

John Fanelli III

	For
	Involuntary
	Termination
	Within Two
	Years
	Following
	a Change in
Payments and Benefits	Control
Cash payment	$450,000	(1)
Vesting of stock options	3,150	(2)

(1)         The Company is required to make this cash payment to Mr. Fanelli at the effective date of such termination in an amount equal to his then base salary.

(2)         Mr. Fanelli’s stock options immediately vest if he is involuntarily terminated within two years following a change in control.  As of December 31, 2015, Mr. Fanelli had unvested stock options to purchase 2,000 shares at an exercise price of $6.31 per share, 15,000 shares at $3.67 per share, 20,000 shares at $4.95 per share and 50,000 shares at $4.03 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $3.88, the closing price of the Company’s common stock on December 31, 2015.  The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2015.

Raouf S. Ghali

	For
	Involuntary
	Termination
	Within Two
	Years
	Following
	a Change in
Payments and Benefits	Control
Cash payment	$1,100,000	(1)
Vesting of stock options	12,600	(2)

(1)         The Company is required to make this cash payment to Mr. Ghali at the effective date of such termination in an amount equal to his then base salary.

(2)         Mr. Ghali’s stock options immediately vest if he is involuntarily terminated within two years following a change in control.  As of December 31, 2015, Mr. Ghali had unvested stock options to purchase 10,000 shares at an exercise price of $6.31 per share, 60,000 shares at $3.67 per share, 80,000 shares at $4.95 per share and 200,000 shares at $4.03 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $3.88, the closing price of the Company’s common stock on December 31, 2015.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2015.

Frederic Z. Samelian

	For
	Involuntary
	Termination
	Within Two
	Years
	Following
	a Change of
Payments and Benefits	Control
Cash payment	$750,000	(1)
Vesting of stock options	6,300	(2)

(1)         The Company is required to make this cash payment to Mr. Samelian at the effective date of such termination in an amount equal to his then base salary.

(2)         Mr. Samelian’s stock options immediately vest if he is involuntarily terminated within two years following a change in control.  As of December 31, 2015, Mr. Samelian had unvested stock options to purchase 5,000 shares at an exercise price of $6.31 per share, 30,000 shares at an exercise price of $3.67 per share, 32,000 shares at an exercise price of $4.95 per share and 25,000 shares at an exercise price of $4.03 per share.  This amount represents the intrinsic value of the award based on the difference between the exercise price and $3.88 per share, the closing price of the Company’s common stock on December 31, 2015.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2015.

Mohammed Al Rais

	For
	Involuntary
	Termination
	Within Two
	Years
	Following
	a Change In
Payments and benefits	Control
Cash payment	$684,294	(1)
Vesting of stock options	5,040	(2)

(1)         The Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to his then base salary.

(2)         Mr. Al Rais’ stock options immediately vest if he is involuntarily terminated within one year following a change in control.  As of December 31, 2015, Mr. Al Rais had unvested stock options to purchase 24,000 shares at $3.67 per share, 40,000 shares at $4.95 per share and 50,000 shares at $4.03 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $3.88, the closing price of the Company’s common stock on December 31, 2015.  The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2015.

DIRECTOR COMPENSATION

Other than our President and CEO whose compensation is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director in 2015

	Fees Earned
	or Paid in		Stock		Option
	Cash		Awards (1)		Awards (1)		Total
	$		$		$		$
Irvin E. Richter		(2)	—		—			(2)
Camille S. Andrews	100,000		20,000	(3)	20,000	(5)	140,000
Brian W. Clymer	105,000		20,000	(3)	20,000	(5)	145,000
Steven R. Curts	21,250		15,000	(4)	15,000	(6)	51,250
Alan S. Fellheimer	100,000		20,000	(3)	20,000	(5)	140,000
Steven M. Kramer	95,000		20,000	(3)	20,000	(5)	135,000
Craig L. Martin (7)	—		—		—		—
Gary F. Mazzucco	95,000		20,000	(3)	20,000	(5)	135,000

(1)         The amounts reported in these columns reflect the aggregate grant date fair value of stock awards and grants of stock options calculated in accordance with ASC 718.  The amounts for options do not reflect compensation actually received by the director.  The actual value, if any, that a director may realize from an option award is contingent upon the excess of the stock price over the exercise price, if any, on the date the option is exercised.  Thus, there is no assurance that the value, if any, eventually realized by the director will correspond to the amount shown.

(2)         The Company has an employment agreement with Mr. Richter under which the Company is required to pay Mr. Richter a salary of $1,400,000 annually plus certain perquisites.  Mr. Richter is an employee of the Company but not an executive officer.  Please see “Employment Agreement with Irvin E. Richter” on page 33 for a description of the material terms of Mr. Richter’s agreement.

(3)         On August 7, 2015, these non-employee directors were granted 4,132 shares of the Company’s common stock under the 2009 Non-Employee Director Stock Grant Plan.  The amount of the 2015 award is based on the closing price ($4.84) of the Company’s common stock on August 7, 2015.

(4)         On November 10, 2015, this non-employee director was granted 4,335 shares of the Company’s common stock under the 2009 Non-Employee Director Stock Grant Plan.  The amount of the 2015 award is based on the closing price ($3.46) of the Company’s common stock on August 7, 2015.

(5)         On August 7, 2015, these non-employee directors were granted an option to purchase 12,658 shares of the Company’s common stock at an exercise price of $4.84 per share, the closing price of the Company’s common stock on the date of grant.  The fair value of the options was $1.58 per share, determined using the Black-Scholes option valuation model.  For a description of the assumptions used, see Note 11 to the Company’s 2015 consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2016.

(6)         On November 10, 2015, this non-employee director was granted an option to purchase 13,274 shares of the Company’s common stock at an exercise price of $3.46 per share, the closing price of the Company’s common stock on the date of grant.  The fair value of the options was $1.13 per share, determined using the Black-Scholes option valuation model.  For a description of the assumptions used, see Note 11 to the Company’s 2015 consolidated financial statements included in our Annual Report on Form 10-K which was filed with the SEC on March 29, 2016.

(7)         Mr. Martin was appointed to the Board on February 3, 2016.

Option Exercises

The following table provides information on the exercise of options by our non-employee directors during 2015.

	Option Awards
	Number
	of shares	Value
	acquired on	realized on
	exercise	exercise
	(#)	($)
Camille S. Andrews	21,217	25,885
Brian W. Clymer	21,217	23,339
Alan S. Fellheimer	21,217	21,854
Steven M. Kramer	21,217	22,490

Employment Agreement with Irvin E. Richter

Under an employment agreement effective December 31, 2014 with a five-year term, our Chairman, Irvin E. Richter, receives an annual compensation of no less than $1,400,000, to be adjusted at the discretion of the Board, and is eligible to receive an annual bonus in an amount, if any, to be determined by the Board.  The agreement further provides that he is entitled to all benefits provided to employees of the Company during the term of the agreement.  In addition, the Company agrees to provide him with two vehicles for his use and pays certain life insurance, medical and disability premiums during the term of the agreement.  During 2015, Mr. Richter received a base salary of $1,400,000 and no bonus.  Mr. Richter is entitled to severance benefits upon the occurrence of certain events as set forth in the agreement, including by the Company without cause, by Mr. Richter for good reason or by Mr. Richter within two years of a change of control.  If such an event would have occurred on December 31, 2015, Mr. Richter would have been eligible to receive $4,833,309 in severance benefits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information regarding the beneficial ownership of our common stock as of April 15, 2016 by each person or entity known by us to beneficially own more than five percent of our common stock, by our directors, by our named executive officers and by all our directors and executive officers as a group.  For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee stock options granted by the Company) within 60 days. Unless otherwise indicated, the address of each of the beneficial owners is c/o Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, PA 19103. As of April 15, 2016, there were 51,715,976 shares of our common stock outstanding.

	Beneficially Owned
	Number of
Name and Address of Beneficial Owner	Shares	Percent
Bulldog Investors, LLC (1)	6,763,686	13.1%
Full Value Partners LP (1)
Andrew Dakos (1)
Phillip Goldstein (1)
Steven Samuels (1)
Crescendo Partners II LP (1)
Crescendo Investments II LLC (1)
Crescendo Partners III LP (1)
Crescendo Investments III LLC (1)
Crescendo Advisors II LLC (1)
Jamarant Capital LP (1)
Jamarant Investors LLC (1)
Eric Rosenfeld (1)
Gregory Monahan (1)
David Sgro (1)

Cornwall Capital Management LP (2)	2,874,021	5.6%

NAMED EXECUTIVE OFFICERS AND DIRECTORS
Irvin E. Richter (3)	6,052,549	11.4%
David L. Richter (4)	5,283,115	9.9%
Raouf S. Ghali (5)	337,436	*
Steven M. Kramer (6)	215,142	*
Brain W. Clymer (7)	176,530	*
Frederic Z. Samelian (8)	157,712	*
Alan S. Fellheimer (9)	155,328	*
Camille S. Andrews (10)	130,639	*
Mohammed Al Rais (11)	77,417	*
John Fanelli III (12)	72,744	*
Gary Mazzucco (13)	68,496	*
Steven R. Curts (14)	17,609	*
Craig L. Martin (15)	13,434	*
All directors and executive officers as a group (17 persons)	12,973,572	23.5%

*Represents less than 1% of the shares outstanding

(1)                                 The beneficial ownership information is based upon the Schedule 13D filed with the SEC on March 10, 2016, as amended, by Bulldog Investors, LLC, Andrew Dakos, Phillip Goldstein, Steven Samuels, Crescendo Partners II LP, Crescendo Investments II LLC, Crescendo Partners III LP, Crescendo Investments III LLC, Crescendo Advisors II LLC, Jamarant Capital LP, Jamarant Investors LLC, Jamarant Advisors LLC, Eric Rosenfeld, Gregory Monahan and David Sgro, all of which may be deemed a “group” for purposes of Section 13(d)(3) of the Exchange Act.  The business address for Bulldog Investors, LLC, Andrew Dakos, Phillip Goldstein and Steven Samuels is Park 80  West - Plaza Two, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663.  The business address for Crescendo Advisors II

LLC, Jamarant Capital LP, Jamarant Investors LLC, Jamarant Advisors LLC, Eric Rosenfeld, Gregory Monahan and David Sgro is 777 3rd Avenue, 37th Floor, New York, NY 10017.

(2)                                 The foregoing was derived from a Schedule 13D filed with the SEC on April 12, 2016.  The business address for Cornwall Capital Management LP is 570 Lexington Avenue, Suite 1001, New York, NY 10166.

(3)                                 Includes 1,158,743 shares issuable upon the exercise of options held by Mr. Richter. Includes 3,000,000 shares held as collateral.

(4)                                 Includes 1,498,743 shares issuable upon the exercise of options held by Mr. Richter and 51,928 shares held in the Company’s 401(k) Plan for the benefit of Mr. Richter.  Does not include 44,000 shares of common stock held by Mr. Richter’s minor children or 5,000 shares held by Mr. Richter’s spouse, for which Mr. Richter disclaims beneficial ownership.  Includes 3,002,840 shares held in a margin account with a broker.

(5)                                 Includes 140,000 shares issuable upon the exercise of options held by Mr. Ghali, 22,558 shares of common stock held in the Company’s 401(k) Plan and 1,847 shares of common stock held in the Company’s employee stock purchase plan.

(6)                                 Includes 83,760 shares issuable upon the exercise of options held by Mr. Kramer.

(7)                                 Includes 83,760 shares issuable upon the exercise of options held by Mr. Clymer.

(8)                                 Includes 53,000 shares issuable upon the exercise of options held by Mr. Samelian and 4,451 shares held in the Company’s 401(k) Plan for the benefit of Mr. Samelian.

(9)                                 Includes 83,760 shares issuable upon the exercise of options held by Mr. Fellheimer.

(10)                          Includes 83,760 shares issuable upon the exercise of options held by Ms. Andrews.

(11)                          Includes 36,000 shares issuable upon the exercise of options held by Mr. Al Rais.

(12)                          Includes 33,000 shares issuable upon the exercise of options held by Mr. Fanelli, 6,744 shares held in the Company’s 401(k) Plan for the benefit of Mr. Fanelli and 12,070 shares held in the Company’s employee stock purchase plan.

(13)                          Includes 48,688 shares issuable upon the exercise of options held by Mr. Mazzucco.

(14)                          Includes 13,724 shares issuable upon the exercise of options held by Mr. Curts.

(15)                          Includes 10,101 shares issuable upon the exercise of options held by Mr. Martin.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2016 for further information related to these plans.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the year ended December 31, 2015, there were no transactions, or series of similar transactions, to which the Company was or is to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in Item 11 of this Annual Report on Form 10-K/A.

It is the policy and practice of our Board to review and assess information concerning transactions involving related persons. Related persons include our directors and executive officers and their immediate family members.  If the determination is made that a related person has a material interest in a transaction involving us, then the disinterested members of the Board would review and, if appropriate, approve or ratify it, and we would disclose the transaction in accordance with SEC rules and regulations.  If the related person is a member of the Board, or a family member of a director, then that director would not participate in any determination involving the transaction at issue.

Our Code of Ethics and Business Conduct prohibits all employees, including our executive officers, from benefitting personally from any transactions with us other than approved compensation benefits.

Director Independence

The standards applied by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the NYSE, generally provide that a director is not independent if:

(1)         the director is, or has been within the last three years, our employee, or an immediate family member (defined as including a person’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone, other than domestic employees, who shares such person’s home), is, or has been within the last three years, one of our executive officers;

(2)         the director has received, or has an immediate family member who has received, during any 12-month period within the last three years, more than $120,000 per year in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

(3)         (a) the director is a current partner or employee of a firm that is our internal or external auditor; (b) the director has an immediate family member who is a current partner of such a firm; (c) the director has an immediate family member who is a current employee of such a firm and who works on our audit; or (d) the director or an immediate family member was, within the last three years, a partner or employee of such a firm and personally worked on our audit within that time;

(4)         the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or

(5)         the director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to or received payments from us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or two percent of such other company’s consolidated gross revenues.

In addition to these objective standards, the Board of Directors has adopted a general standard, also in compliance with NYSE rules, to the effect that no director qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with us.  In making this determination, the Board considers all relevant facts and circumstances regarding any transactions, relationships and arrangements between Hill and the director, and also between Hill and any company or organization with which the director is affiliated.  The Board of Directors has determined that our current independent directors are Camille S. Andrews, Brian W. Clymer, Steven R. Curts, Alan S. Fellheimer, Steven M. Kramer, Craig L. Martin and Gary F. Mazzucco.

Item 14.  Principal Accounting Fees and Services.

EisnerAmper LLP (“EisnerAmper”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2015 and 2014.  The fees and expenses for services rendered in the past two fiscal years are set forth in the table below.  The Audit Committee pre-approved all of these services.

Type of Fees	2015	2014
Audit Fees (1)	$1,368,000	$1,028,000
Audit - Related Fees (2)	108,200	125,000
Total Fees	$1,476,200	$1,153,000

(1) Audit fees consist of fees billed for services rendered for the audit of our financial statements (including the restatement of our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012) and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

(2) Audit-Related Fees consist of assurance and related services rendered by EisnerAmper that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees.  These services included employee benefit plan audits, consultation on accounting matters in foreign jurisdictions, due diligence related to mergers and acquisitions and consultation on financial accounting and reporting.

Pre-Approval Policy of Audit Services and Permitted Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services and are pre-approved in one of two methods.  Under the first method, the engagement to render the services would be entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided (i) the policies and procedures are detailed as to the services to be performed, (ii) the Audit Committee is informed of each service, and (iii) such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management.  Under the second method, the engagement to render the services would be presented to and pre-approved by the Audit Committee (subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit).  The Chairman of the Audit Committee has the authority to grant pre-approvals of audit and permissible non-audit services by the independent registered public accounting firm, provided that all pre-approvals by the Chairman must be presented to the full Audit Committee at its next scheduled meeting.  The Company will provide for appropriate funding, as determined by the Audit Committee, for payment of compensation to the independent registered public accounting firm and to any consultants, experts or advisors engaged by the Audit Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)

3.2	Amended and Restated By-laws of Hill International, Inc.(3)

3.3	Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(4)

4.1	Specimen Common Stock Certificate.(5)

10.1*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(6)

10.2*	Employment Agreement between the Company and Irvin E. Richter, dated as of December 31, 2014.(7)

10.3*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(8)

10.4	Contract for Construction Management/Build Services dated February 11, 2004 between Hill International, Inc. and City of New York, Department of Design and Construction.(9)

10.5

U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company. (10)

10.6

U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company.(11)

10.7

International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.(12)

10.8

International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent.(13)

10.9	Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto.(14)

10.10*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(15)

10.11*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(16)

10.12*	Hill International, Inc. 2008 Employee Stock Purchase Plan.17(8)

10.13*	Hill International, Inc. 2015 Senior Executive Retention Plan.(18)

10.14	Hill International, Inc. 2010 Senior Executive Bonus Plan. (19)

21	Subsidiaries of the Registrant.(20)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.(20)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(20)

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(20)

101.INS	XBRL Instance Document.(20)

101.SCH	XBRL Taxonomy Extension Schema Document.(20)

101.PRE	XBRL Taxonomy Presentation Linkbase Document.(20)

101.CAL	XBRL Taxonomy Calculation Linkbase Document.(20)

101.LAB	XBRL Taxonomy Label Linkbase Document.(20)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.(20)

(1)                                 Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)                                 Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)                                 Included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 27, 2016 and incorporated herein by reference.

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

(6)                                 Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.

(7)                                 Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(8)                                 Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(9)                                 Included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 5, 2006 and incorporated herein by reference.

(10)                          Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(11)                          Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(12)                          Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(13)                          Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(14)                          Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(15)*                   Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(16)*                   Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(17)*                   Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.

(18)*                   Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.

(19)                          Included as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.

(20)         Previously filed with the Registrant’s Annual Report on Form 10-K filed on March 29, 2016.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ David L. Richter

David L. Richter
President and Chief Executive Officer
Date: April 29, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ Irvin E. Richter	By:	/s/ Gary F. Mazzucco
Irvin E. Richter		Gary F. Mazzucco
Chairman of the Board		Director
Date: April 29, 2016		Date: April 29, 2016

By:	/s/ David L. Richter	By:	/s/ Brian W. Clymer
David L. Richter		Brian W. Clymer
President, Chief Executive Officer		Director
and Director		Date: April 29, 2016
(Principal Executive Officer)
Date: April 29, 2016

By:	/s/ John Fanelli III	By:	/s/ Alan S. Fellheimer
John Fanelli III		Alan S. Fellheimer
Senior Vice President and		Director
Chief Financial Officer		Date: April 29, 2016
(Principal Financial Officer)
Date: April 29, 2016

By:	/s/ Ronald F. Emma	By:	/s/ Steven M. Kramer
Ronald F. Emma		Steven M. Kramer
Senior Vice President and		Director
Chief Accounting Officer		Date: April 29, 2016
(Principal Accounting Officer)
Date: April 29, 2016

By:	/s/ Camille S. Andrews	By:	/s/ Craig L. Martin
Camille S. Andrews		Craig L. Martin
Director		Director
Date: April 29, 2016		Date: April 29, 2016

By:	/s/ Steven R. Curts
Steven R. Curts
Director
Date: April 29, 2016