Form 10-Q
period 2016-03-31
Hill International, Inc.
filed 2016-05-06
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 51,715,976 shares of the Registrant’s Common Stock outstanding at April 30, 2016.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance in connection with discussions of future operating or financial performance. Examples of forward-looking statements in this report include, but are not limited to, statements regarding management’s expectation that past due accounts receivable from Oman will be collected in the third quarter.

The Company’s forward-looking statements are based on management’s current expectations and assumptions regarding the Company’s business and performance, the economy and other future conditions and forecasts of future events, circumstances and results. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. The Company’s actual results may vary materially from those expressed or implied in its forward-looking statements.

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include:

•              The risks set forth in Item 1A, “Risk Factors,” of our most recent Annual Report on Form 10-K;

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

•              Unexpected further delays in collections from clients located in the Middle East;

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$21,035	$24,089
Cash - restricted	4,041	4,435
Accounts receivable, less allowance for doubtful accounts of $64,730 and $63,748	243,093	243,417
Accounts receivable - affiliates	9,354	5,205
Prepaid expenses and other current assets	10,379	10,299
Income taxes receivable	4,391	4,146
Total current assets	292,293	291,591
Property and equipment, net	22,901	23,751
Cash - restricted, net of current portion	275	259
Retainage receivable	2,919	2,638
Acquired intangibles, net	13,780	14,659
Goodwill	76,503	74,893
Investments	5,544	8,386
Deferred income tax assets	19,709	19,724
Other assets	5,399	6,662
Total assets	$439,323	$442,563
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$4,411	$4,357
Accounts payable and accrued expenses	107,606	112,457
Income taxes payable	5,650	9,064
Deferred revenue	10,746	11,310
Other current liabilities	9,332	5,860
Total current liabilities	137,745	143,048
Notes payable and long-term debt, net of current maturities	141,865	140,626
Retainage payable	2,195	1,929
Deferred income taxes	16,872	16,341
Deferred revenue	10,070	11,919
Other liabilities	9,852	10,661
Total liabilities	318,599	324,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,675 shares and 58,335 shares issued at March 31, 2016 and December 31, 2015	6	6
Additional paid-in capital	190,361	188,869
Retained earnings	2,655	1,205
Accumulated other comprehensive loss	(45,642)	(46,866)
	147,380	143,214
Less treasury stock of 6,959 shares and 6,743 shares at March 31, 2016 and
December 31, 2015, at cost	(29,974)	(29,245)
Hill International, Inc. share of equity	117,406	113,969
Noncontrolling interests	3,318	4,070
Total equity	120,724	118,039
Total liabilities and stockholders’ equity	$439,323	$442,563

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Consulting fee revenue	$157,305	$151,141
Reimbursable expenses	18,916	19,127
Total revenue	176,221	170,268

Cost of services	94,063	86,429
Reimbursable expenses	18,916	19,127
Total direct expenses	112,979	105,556

Gross profit	63,242	64,712
Selling, general and administrative expenses	57,725	58,923
Share of (profit) loss of equity method affiliates	(15)	183

Operating profit	5,532	5,606

Interest and related financing fees, net	3,397	3,574
Earnings before income taxes	2,135	2,032
Income tax expense	681	1,184
Net earnings	1,454	848
Less: net earnings - noncontrolling interests	4	146
Net earnings attributable to Hill International, Inc.	$1,450	$702

Basic earnings per common share - Hill International, Inc.	$0.03	$0.01
Basic weighted average common shares outstanding	51,631	50,373

Diluted earnings per common share - Hill International, Inc.	$0.03	$0.01
Diluted weighted average common shares outstanding	51,722	50,637

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net earnings	$1,454	$848
Foreign currency translation adjustment, net of tax	434	(9,430)
Other, net	34	(59)
Comprehensive earnings (loss)	1,922	(8,641)
Comprehensive loss attributable to noncontrolling interests	(752)	(1,164)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$2,674	$(7,477)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net earnings	$1,454	$848
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	2,656	2,440
Provision for bad debts	1,634	1,905
Amortization of deferred loan fees	295	—
Deferred income tax expense	129	(1,549)
Stock based compensation	668	761
Changes in operating assets and liabilities, net:
Restricted cash	524	(1,539)
Accounts receivable	(304)	(22,533)
Accounts receivable - affiliate	(4,149)	(1,939)
Prepaid expenses and other current assets	125	(1,190)
Income taxes receivable	(83)	(796)
Retainage receivable	(281)	33
Other assets	4,519	(1,618)
Accounts payable and accrued expenses	(7,492)	14,191
Income taxes payable	(3,885)	839
Deferred revenue	(3,123)	2,785
Other current liabilities	3,302	(1,540)
Retainage payable	263	219
Other liabilities	(865)	654
Net cash used in operating activities	(4,613)	(8,029)

Cash flows from investing activities:
Payments for purchase of property and equipment	(172)	(5,234)
Net cash used in investing activities	(172)	(5,234)

Cash flows from financing activities:
Payments on term loans	(314)	(300)
Net borrowings on revolving loans	1,202	12,566
Dividends paid to noncontrolling interest	—	(173)
Proceeds from stock issued under employee stock purchase plan	10	2
Proceeds from exercise of stock options	86	—
Net cash provided by financing activities	984	12,095
Effect of exchange rate changes on cash	747	(3,171)
Net decrease in cash and cash equivalents	(3,054)	(4,339)
Cash and cash equivalents — beginning of period	24,089	30,124
Cash and cash equivalents — end of period	$21,035	$25,785

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Liquidity

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

Since 2011, the amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 53% of total consolidated CFR in 2016.  There has been significant political upheaval and civil unrest in this region, most notably in Libya where we had substantial operations prior to the civil unrest.  In 2012, due to the overthrow of the Libyan government and subsequent civil war, the Company reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”).  In 2013 and 2014, the Company received payments totaling approximately $9,511,000, but this shortfall of cash flows from ODAC has put a considerable strain on its liquidity.  As a result, it has had to rely heavily on debt and equity transactions to fund its operations.  See Note 3 for a further discussion of issues related to our liquidity.

Note 2 — Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 3 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2016	December 31, 2015

Billed	$268,060	$267,592
Retainage, current portion	15,009	13,660
Unbilled	24,754	25,913
	307,823	307,165
Allowance for doubtful accounts	(64,730)	(63,748)
Total	$243,093	$243,417

The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  At March 31, 2016, the Libya Receivable was approximately $48,587,000 which continues to be fully reserved.  It is management’s intention to continue to pursue collection of monies owed to the Company by ODAC and, if subsequent payments are received, the Company will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

During 2015, the Company experienced a slowing of collections from its clients in the Middle East, primarily Oman.  In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transportation and Communications (the “MOTC”) in Oman.  Throughout the original term of the contract, the Company was paid timely and regularly in accordance with the terms of the contract.  The original contract term was to expire in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016.  The Company continued to work on the Oman Airport project.  During the early part of the first extension, MOTC paid the Company on account for work performed.  The Company began to experience delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices.  In October 2015, the MOTC paid the Company for work performed in April and May 2015.  In December 2015, the Company began discussions with the MOTC on a second extension of time amendment, which was approved in March 2016, and has since commenced additional work, which management expects to last approximately 18 months.  Beginning in March 2016, the MOTC resumed payments, and the Company received approximately $15,000,000. At March 31, 2016, accounts receivable from Oman totaled $37,389,000. In April 2016, the Company received approximately $1,810,000 against the accounts receivable.  Management expects to collect the remaining past-due accounts receivable in the third quarter of 2016.

Any additional delays in payments from MOTC or other foreign governments may have a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.

Note 4 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$34,975	$23,290	$34,891	$22,668
Acquired contract rights	9,693	9,058	12,256	11,287
Trade names	2,818	1,358	2,704	1,237
Total	$47,486	$33,706	$49,851	$35,192

Intangible assets, net	$13,780		$14,659

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2016	2015
$1,285	$1,420

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2016 (remaining 9 months)	$3,088
2017	3,152
2018	2,038
2019	1,764
2020	1,267

Note 5 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2016 (in thousands):

	Project	Construction
	Management	Claims	Total
Balance, December 31, 2015	$49,739	$25,154	$74,893
Additions	—	—	—
Translation adjustments	1,791	(181)	1,610
Balance, March 31, 2016	$51,530	$24,973	$76,503

Note 6 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2016	December 31, 2015
Accounts payable	$36,242	$44,200
Accrued payroll and related expenses	53,782	50,724
Accrued subcontractor fees	5,073	5,905
Accrued agency fees	6,289	6,564
Accrued legal and professional fees	955	1,186
Other accrued expenses	5,265	3,878
	$107,606	$112,457

Note 7 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2016	December 31, 2015

2014 Term Loan Facility	$112,901	$112,906
2014 Domestic Revolving Credit Facility	17,500	17,500
2014 International Revolving Credit Facility	11,957	10,715
Borrowings under revolving credit facilities with a consortium of banks in Spain	3,114	3,013
Borrowings from Philadelphia Industrial Development Corporation	697	710
Other notes payable	107	139
	146,276	144,983
Less current maturities	4,411	4,357
Notes payable and long-term debt, net of current maturities	$141,865	$140,626

The Company and its subsidiary Hill International N.V. (the “Subsidiary”) are parties to a credit agreement with Société Générale (the “Agent”), TD Bank, N.A. and HSBC Bank USA, N.A. (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent (the “International Lender”) providing a €11,765,000 ($15,000,000 at closing and $13,334,000 at March 31, 2016) credit facility which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization and share-based compensation for the trailing twelve months.  The Excess Account Concentration covenant  permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable; provided that, in each case, the accounts receivable due from clients located in Libya that exist as of the Closing Date shall be excluded for all purposes of this covenant. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At March 31, 2016, no client’s accounts receivable exceeded the proscribed limits.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio:

Period Ended	Not to exceed	Actual
March 31, 2016	3.00 to 1.00	2.65

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

At both March 31, 2016 and 2015, the interest rate on the Term Loan was 7.75%.

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

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which have been deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $5,299,000 and $5,594,000 are included as an offset against the Term Loan balances in the consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

Revolving Credit Facilities

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.  At March 31, 2016 and 2015, the interest rates were 6.25% and 6.00%, respectively.

The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.  At March 31, 2016 and 2015, the interest rates were 4.00% and 4.00%, respectively.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At March 31, 2016, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $13,334,000 at March 31, 2016).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $2,100,000 and $2,250,000 are included in other assets in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 the Company had $8,103,000 of outstanding letters of credit and $4,397,000 of available borrowing capacity under the U.S. Revolver.

At March 31, 2016, the Company had $1,052,000 of outstanding letters of credit and $4,131,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, The Company received a loan from the Philadelphia Industrial Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027. At March 31, 2016, total borrowings outstanding were $697,000.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings.  Total availability under this facility was reduced to 50.0% at December 31, 2015.  At March 31, 2016, the total facility was approximately €2,670,000 (approximately $3,026,000) and borrowings outstanding were €2,657,000 (approximately $3,012,000).  The amount being financed (“Credit Contracts”) by each Financing Entity varies from €189,000 (approximately $214,000) and €769,000 (approximately $872,000). To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities and, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International

Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing entity with respect to the total outstanding borrowings under this facility. The facility expires on December 17, 2016.

Hill Spain maintains an Instituto de Credito Oficial (“ICO”) loan with Bankia Bank in Spain for €90,000 (approximately $102,000) at March 31, 2016. The availability is reduced €15,000 on a quarterly basis. At March 31, 2016, total borrowings outstanding were €90,000 (approximately $102,000). The interest rate at March 31, 2016 was 6.50%. The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at March 31, 2016) collateralized by certain overseas receivables.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.41% at March 31, 2016) but no less than 5.50%.  This facility was modified in June 2015 to increase availability under Letters of Guarantee to allow for up to AED 200,000,000 (approximately $54,451,000 at March 31, 2016) of which AED 81,374,000 (approximately $22,155,000) was outstanding at March 31, 2016. The credit facility is subject to periodic review by the bank with the next review scheduled for May 7, 2016. The Company fully expects that  this facility will be renewed by the bank.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380,000 Brazilian Reais (approximately $661,000 at March 31, 2016), with a weighted average interest rate of 4.96% per month at March 31, 2016.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At March 31, 2016, the maximum U.S. dollar equivalent of the commitments was $89,498,000 of which $37,775,000 is outstanding.

Note 8 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest and related financing fees paid	$3,003	$2,802
Income taxes paid	$3,191	$906

Note 9 — Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Dilutive stock options increased average common shares outstanding by approximately 91,000 shares and 264,000 shares for the three-month periods ended March 31, 2016 and 2015.  Options to purchase 2,590,000 shares and 6,524,000 shares were excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2016 and 2015, respectively, because they were antidilutive.

Note 10 — Share-Based Compensation

At March 31, 2016, the Company had 6,336,648 options outstanding with a weighted average exercise price of $4.11.  During the three months ended March 31, 2016, the Company granted 25,101 options which vest over a five-year period. The options have a weighted average exercise price of $3.21 and a weighted-average contractual life of 6.2 years.  The aggregate fair value of the options was $34,900 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—4.2 years; volatility—53.14% and risk-free interest rate—1.26%. During the three months ended March 31, 2016, options for 987,366 shares with a weighted average exercise price of $6.99 lapsed.

During the three months ended March 31, 2016, employees purchased 3,804 common shares for an aggregate purchase price of approximately $10,000 pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $658,000 and $761,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 11 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2016 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
Stockholders’ equity, December 31, 2015	$118,039	$113,969	$4,070
Net earnings	1,454	1,450	4
Other comprehensive earnings (loss)	468	1,224	(756)
Comprehensive earnings (loss)	1,922	2,674	(752)
Additional paid in capital	1,492	1,492	—
Acquisition of treasury stock	(729)	(729)	—
Stockholders’ equity, March 31, 2016	$120,724	$117,406	$3,318

During March 2016, certain officers exercised an aggregate of 297,489 options with an exercise price of $2.45 through the Company on a cashless basis.  The Company withheld 215,158 shares as payment for the options and placed those shares in treasury.  The officers received a total of 112,331 shares from this transaction.

Note 12 — Income Taxes

The effective tax rates for the three months ended March 31, 2016 and 2015 were            31.9% and 58.3%, respectively.  The Company’s effective tax rate represents the Company’s effective tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  In addition, for the three months ended March 31, 2015, the Company recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $85,000. The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	$(8,526)	$10,661	$2,135	$(10,636)	$12,668	$2,032
Income tax expense, net	$—	$681	$681	$—	$1,184	$1,184

The reserve for uncertain tax positions amounted to $939,000 and $996,000 at March 31, 2016 and December 31, 2015, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both March 31, 2016 and December 31, 2015, potential interest and penalties related to uncertain tax positions amounting to $500,000 was included in the balance above.

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

Selected information by business segment and geographical area is summarized below (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended March 31,
	2016		2015
Project Management	$116,579	74.1%	$112,117	74.2%
Construction Claims	40,726	25.9	39,024	25.8
Total	$157,305	100.0%	$151,141	100.0%

Total Revenue

	Three Months Ended March 31,
	2016		2015
Project Management	$134,370	76.3%	$129,995	76.3%
Construction Claims	41,851	23.7	40,273	23.7
Total	$176,221	100.0%	$170,268	100.0%

Operating Profit

	Three Months Ended March 31,
	2016	2015

Project Management	$12,005	$12,788
Share of profit (loss) of equity method affiliate	15	(183)
Total Project Management	12,020	12,605
Construction Claims	2,873	2,333
Corporate	(9,361)	(9,332)
Total	$5,532	$5,606

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2016	2015
Project Management	$1,822	$1,636
Construction Claims	778	759
Subtotal segments	2,600	2,395
Corporate	56	45
Total	$2,656	$2,440

Consulting Fee Revenue by Geographic Region

	Three Months Ended March 31,
	2016		2015

U.S./Canada	$39,259	25.0%	$35,257	23.3%
Latin America	6,092	3.9	7,809	5.2
Europe	21,142	13.4	20,112	13.3
Middle East	76,060	48.4	74,274	49.1
Africa	6,854	4.4	7,063	4.7
Asia/Pacific	7,898	4.9	6,626	4.4
Total	$157,305	100.0%	$151,141	100.0%

U.S.	$38,605	24.5%	$34,423	22.8%
Non-U.S.	118,700	75.5	116,718	77.2
Total	$157,305	100.0%	$151,141	100.0%

For the quarter ended March 31, 2016, consulting fee revenue for the United Arab Emirates amounted to $33,109,000 representing 21.0% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended March 31, 2015, consulting fee revenue for the United Arab Emirates amounted to $25,288,000 representing 16.7% of the total and Saudi Arabia consulting fee revenue amounted to $15,748,000 representing 10.4% of the total. No other country except for the United States accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Three Months Ended March 31,
	2016		2015

U.S./Canada	$52,728	29.9%	$49,340	29.0%
Latin America	6,102	3.5	7,813	4.6
Europe	21,920	12.4	21,414	12.6
Middle East	79,653	45.2	76,762	45.1
Africa	7,829	4.4	8,199	4.8
Asia/Pacific	7,989	4.6	6,740	3.9
Total	$176,221	100.0%	$170,268	100.0%

U.S.	$52,065	29.5%	$48,475	28.5%
Non-U.S.	124,156	70.5	121,793	71.5
Total	$176,221	100.0%	$170,268	100.0%

For the quarter ended March 31, 2016, total revenue for the United Arab Emirates amounted to $34,769,000 representing 19.7% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2015, total revenue for the United Arab Emirates amounted to $25,527,000 representing 15.0% of the total. No other country except for the United States accounted for over 10% of consolidated total revenue.

Consulting Fee Revenue By Client Type

	Three Months Ended March 31,
	2016		2015

U.S. federal government	$2,550	1.6%	$2,456	1.6%
U.S. state, regional and local governments	23,048	14.7	20,091	13.3
Foreign governments	52,566	33.4	54,547	36.1
Private sector	79,141	50.3	74,047	49.0
Total	$157,305	100.0%	$151,141	100.0%

Total Revenue By Client Type

	Three Months Ended March 31,
	2016		2015

U.S. federal government	$2,940	1.7%	$3,012	1.8%
U.S. state, regional and local governments	35,320	20.0	31,155	18.3
Foreign governments	56,319	32.0	58,138	34.1
Private sector	81,642	46.3	77,963	45.8
Total	$176,221	100.0%	$170,268	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	March 31, 2016	December 31, 2015

U.S./Canada	$13,019	$13,581
Latin America	1,099	1,031
Europe	2,960	3,084
Middle East	3,999	3,980
Africa	991	1,120
Asia/Pacific	833	955
Total	$22,901	$23,751

U.S.	$13,019	$13,581
Non-U.S.	9,882	10,170
Total	$22,901	$23,751

Note 14—Client Concentrations

The Company had no clients that accounted for 10% or more of total revenue or consulting fee revenue during the three months ended March 31, 2016 and 2015.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.7% and 1.8% of total revenue during the three months ended March 31, 2016 and 2015, respectively.

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

Acquisition-Related Contingencies

As of March 31, 2016 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed; no such action has been taken as of May 6, 2016.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  The sellers of Cadogans are entitled to an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016

(which amount shall not be less than £0 or more than £200,000). The Company accrued the potential additional consideration of £200,000 ($287,000) which is included in other current liabilities in the consolidated balance sheet at March 31, 2016.

Two of the selling shareholders of Cadogans may receive an earn-out in annual installments of up to £100,000 ($144,000 at March 31, 2016), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2016, 2017, 2018 and 2019 is greater than £396,000 ($569,000).

In connection with the acquisition of IMS Proje Yonetimi ve Danismanlik A.S. on April 15, 2015, the Company has accrued approximately TRY 6,100,000 ($2,151,000) for a Holdback Purchase Price of TRY 4,400,000 (approximately $1,552,000) of which 1,410,000 TRY ($503,000) was paid in April 2016 and the balance is expected to be paid in June; and a potential Additional Purchase Price of (i) TRY 1,700,000 (approximately $600,000) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 (approximately $1,234,000) or (ii) TRY 1,500,000 ($529,000) if EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000 ($1,129,000).  The Company accrued the Holdback Purchase Price and the potential Additional Purchase Price of TRY 6,100,000 ($2,151,000) which is included in other current liabilities in the consolidated balance sheet at March 31, 2016.

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

CFR increased $6,164,000, or 4.1%, to $157,305,000 for the first quarter of 2016 from $151,141,000 for the first quarter of 2015.  CFR for the Project Management segment increased $4,462,000, principally due to increased work in the United Arab Emirates and the United States.  CFR for the Construction Claims segment increased by $1,702,000, or 4.4%, due primarily to increases in the United States, the United Kingdom and Australia.

Cost of services increased $7,634,000 or 8.8% to $94,063,000 for the first quarter of 2016 from $86,429,000 for the first quarter of 2015 as a result of an increase in billable employees and other direct expenses related to the additional work in the Middle East and the United States.

Gross profit decreased $1,470,000, or 2.3%, to $63,242,000 for the first quarter of 2016 from $64,712,000 for the first quarter of 2015.  Gross profit as a percent of CFR was lower at 40.2% for the first quarter of 2016 compared to 42.8% for the first quarter of 2015 primarily due to lower margins achieved in Oman, Qatar and Iraq.

The Company has open but inactive contracts with the Libyan Organization for the Development and Administrative Centres (“ODAC”).  Due to the civil unrest which commenced in Libya in February 2011, the Company suspended its operations in and demobilized substantially all of its personnel from Libya.  Because of the political instability and economic uncertainty within Libya, we established a reserve against the entire Libya Receivable.  At March 31, 2016, the receivable was approximately $48,587,000 which is fully reserved.  It is our intention to continue to pursue collections of monies owed to us by ODAC and, if subsequent payments are received, we will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Selling, general and administrative expenses decreased $1,198,000, or 2.0%, to $57,725,000 for the first quarter of 2016 from $58,923,000 for the first quarter of 2015.  As a percentage of CFR, selling, general and administrative expenses decreased to 36.7% for the first quarter of 2016 compared to 39.0% for the first quarter of 2015 primarily due to the lower non-billable labor caused by higher utilization and overhead cost cuts.

Operating profit was $5,532,000, for the first quarter of 2016 compared to $5,606,000 for the first quarter of 2015 due primarily to reduced profit in Oman, Iraq and Qatar, partially offset by increases in the United States and the United Arab Emirates.

Income tax expense was $681,000 for the first quarter of 2016 compared to tax expense of $1,184,000 for the first quarter of 2015.  The change is primarily the result of a change in projected income and the mix of income among the various foreign tax jurisdictions.

Net earnings attributable to Hill were $1,450,000 for the first quarter of 2016, an increase of 106.6%, from $702,000 for the first quarter of 2015.  Diluted earnings per common share were $0.03 for the first quarter of 2016 based upon 51,722,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.01 for the first quarter of 2015 based upon 50,637,000 diluted common shares outstanding.

Despite the recent drop in global oil prices and its negative impact on the construction industry particularly in the Middle East, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources. In addition, we have completed a review of our global overhead cost structure. The areas were the personnel and related benefits and expenses. We believe these efforts combined with continued revenue growth should continue to improve our profitability and shareholder value.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to

Three Months Ended March 31, 2015

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended March 31,
	2016		2015		Change

Project Management	$116,579	74.1%	$112,117	74.2%	$4,462	4.0%
Construction Claims	40,726	25.9	39,024	25.8	1,702	4.4
Total	$157,305	100.0%	$151,141	100.0%	$6,164	4.1%

The increase in CFR included an organic increase of 3.1% primarily in the United States and the Middle East and an increase of 1.0% due to the acquisition of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”) in April 2015.

The increase in Project Management CFR included an organic increase of 2.6% and an increase of 1.4% due to the acquisition of IMS. The increase in CFR consisted of a $3,592,000 increase in domestic projects and an increase of $870,000 in foreign projects.  The increase in foreign Project Management CFR included an increase of $6,385,000 in the United Arab Emirates partially offset by decreases of $1,952,000 in Brazil due to an economic slow-down in the region, a decrease of $1,937,000 in Iraq due to political turmoil and a decrease of $2,322,000 in Oman due to the winding down of the first phase of a major infrastructure project.  The increase in domestic Project Management CFR included increases in all regions.

The increase in Construction Claims CFR was all organic primarily due to increases in the United States, the United Kingdom and Australia.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended March 31,
	2016		2015		Change

Project Management	$17,791	94.1%	$17,878	93.5%	$(87)	(0.5)%
Construction Claims	1,125	5.9	1,249	6.5	(124)	(9.9)
Total	$18,916	100.0%	$19,127	100.0%	$(211)	(1.1)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients. These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations. The decrease in reimbursable expense is primarily due to lower use of subcontractors in our Northeast region partially offset by an increase in subcontractors in the Mid-Atlantic region.

Cost of Services (dollars in thousands)

	Three Months Ended March 31,
	2016			2015			Change
			% of			% of
			CFR			CFR

Project Management	$75,510	80.3%	64.8%	$68,731	79.5%	61.3%	$6,779	9.9%
Construction Claims	18,553	19.7	45.6	17,698	20.5	45.4	855	4.8
Total	$94,063	100.0%	59.8%	$86,429	100.0%	57.2%	$7,634	8.8%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses. The increase in Project Management cost of services is primarily due to increases in the United Arab Emirates and the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in the United States, Australia and the Middle East in support of the increase in CFR.

Gross Profit (dollars in thousands)

	Three Months Ended March 31,
	2016			2015			Change
			% of			% of
			CFR			CFR

Project Management	$41,069	64.9%	35.2%	$43,386	67.0%	38.7%	$(2,317)	(5.3)%
Construction Claims	22,173	35.1	54.4	21,326	33.0	54.6	847	4.0
Total	$63,242	100.0%	40.2%	$64,712	100.0%	42.8%	$(1,470)	(2.3)%

The decrease in Project Management gross profit was primarily due to decreases from Oman, Qatar and Iraq partially offset by increases in the United States and the United Arab Emirates.

The increase in Construction Claims gross profit was driven by increases in the United States, the United Kingdom, the Middle East and Australia.

The overall gross profit percentage decreased due to lower margins achieved in the Middle East, primarily Oman, Qatar and Iraq.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended March 31,
	2016		2015		Change
		% of		% of
		CFR		CFR

SG&A Expenses	$57,725	36.7%	$58,923	39.0%	$(1,198)	(2.0)%

The decrease in selling, general and administrative expenses was primarily due to a decrease in unapplied labor of $995,000 as a result of decreases in staff in Qatar, Iraq and Oman due to reduced work and increased utilization in the United States and the United Kingdom.

Operating Profit (dollars in thousands)

	Three Months Ended March 31,
	2016		2015		Change
		% of		% of
		CFR		CFR

Project Management	$12,005	10.3%	$12,788	11.4%	$(783)	(6.1)%
Share of profit (loss) of equity method affiliates	15	—	(183)	(0.2)	198	N/A
Total Project Management	12,020	10.3	12,605	11.2	(585)	(4.6)
Construction Claims	2,873	7.1	2,333	6.0	540	23.1
Corporate	(9,361)	—	(9,332)	—	(29)	0.3
Total	$5,532	3.5%	$5,606	3.7%	$(74)	(1.3)%

The decrease in Project Management operating profit included decreases in Oman, Saudi Arabia, Qatar and Iraq, partially offset by an increase in the United States and the United Arab Emirates.

The increase in Construction Claims operating profit was primarily due to increases in the United States, the United Kingdom and Australia.

Corporate expenses remained constant in 2016 with a minimal increase of $29,000. Corporate expenses represented 6.0% of CFR in the first quarter of 2016 compared to 6.2% in the prior year’s first quarter.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $177,000 to $3,397,000 for the three months ended March 31, 2016 as compared with $3,574,000 for the three months ended March 31, 2015.

Income Taxes

For the three months ended March 31, 2016 and 2015, the Company recognized income tax expense of $681,000 and $1,184,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2016 and 2015 were 31.9% and 58.3%, respectively. The decrease in the Company’s effective tax rate in 2016 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net earnings attributable to Hill International, Inc. for the quarter ended March 31, 2016 were $1,450,000, or $0.03 per diluted common share based on 51,722,000 diluted common shares outstanding, as compared to net earnings in the first quarter of 2015 of $702,000, or $0.01 per diluted common share based upon 50,637,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Item 10(e) of Regulation S-K, “Use of Non-GAAP Financial Measures in Commission Filings,” and other SEC regulations define and prescribe the conditions for use of certain financial information that is not recognized by generally accepted accounting principles.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes and capital expenditures.  This measure, however, should be considered in addition to, and not as a substitute or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  Investors should also be aware that this non-GAAP financial measure may not be comparable to a similarly-titled measure of other companies.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net earnings	$1,450	$702
Interest expense, net	3,397	3,574
Income tax expense	681	1,184
Depreciation and amortization	2,656	2,440
EBITDA	$8,184	$7,900

Liquidity and Capital Resources

At March 31, 2016, our primary sources of liquidity consisted of $21,035,000 of cash and cash equivalents, of which $20,996,000 was on deposit in foreign locations, and $8,528,000 of available borrowing capacity under our various credit facilities.  See Note 7 to our consolidated financial statements for a description of our credit facilities and term loan.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  Also, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt or raising funds through capital market transactions.  See “Sources of Additional Capital” for further information.

Since 2011, the amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 53% of total consolidated CFR for the first quarter of 2016.  There has been significant political upheaval and civil unrest in this region, most notably in Libya where we had substantial operations prior to the outbreak of its civil unrest.  In 2012, due to the overthrow of the Libyan government and the subsequent civil war, we reserved the entire receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”), which at the time amounted to approximately $59,937,000.  In 2013 and 2014, we received payments totaling approximately $9,511,000, but this shortfall of cash flows from ODAC put a considerable strain on our liquidity.  As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt or equity transactions for our liquidity needs in the next 12 to 18 months.

During 2015, we experienced a slowing of collections from our clients in the Middle East, primarily Oman.  In 2012, we commenced operations on the Oman Airport project with the MOTC in Oman.  Throughout the original term of the contract, we were paid timely and regularly in accordance with the terms of the contract.  The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”) (which was subsequently approved in March 2016).  We continued to work on the Oman Airport project.  During the early part of the first extension, MOTC paid us on account for work performed.  We began to experience delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices.  In October 2015, the MOTC paid us for work performed in April and May 2015.  In December 2015, we began discussions with the MOTC on a second extension of time amendment (which was approved in March 2016) and have since commenced additional work, which we expect to last approximately 18 months.  Beginning in March 2016, the MOTC resumed payments and we received approximately $15,000,000 in March and approximately $1,810,000 in April against the accounts receivable from the first extension.  We expect to collect the remaining past-due accounts receivable in the third quarter of 2016.

Any additional delays in payments from MOTC or other foreign governments may have a negative impact on our liquidity and financial covenants, which could have a negative impact on our financial position and results of operations.

Former Operations in Libya

We began work in Libya in 2007 primarily with the Libyan Organization for Development of Administrative Centres (“ODAC”).  In February 2011, due to civil and political unrest in Libya, we suspended our operations in and demobilized substantially all of our personnel from Libya.  Due to the uncertainty surrounding collection of the accounts receivable for work performed there, we reserved this receivable at December 31, 2012 and the balance of $48,587,000 continues to be fully reserved.  We intend to continue to pursue collection of monies owed to us by ODAC and if subsequent payments are received, we will reflect such receipts, net of any third party obligations related to the collections, as reductions of SG&A expenses.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.

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

On April 15, 2015, our subsidiary, Hill International N.V., acquired all of the equity interest of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”). We have paid approximately TRY 12,411,000 ($4,692,000) to date. Potential remaining payments of TRY 4,400,000 ($1,506,000) and TRY 1,700,000 ($582,000) are payable in 2016 and 2017, respectively.

Sources of Additional Capital

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) to register 20,000,000 shares of our common stock for issuance and sale by us at various times in the future. To date, we have issued 9,546,629 shares, leaving a balance of 10,453,317 shares.  The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facility. We cannot predict the amount of proceeds from those future sales, if any, or whether there will be a market for our common stock at the time of any such offering or offerings to the public.

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

At March 31, 2016, we had $4,397,000 of available borrowing capacity under our domestic credit agreement and $4,131,000 of available borrowing capacity under our various foreign credit agreements.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2016 we had approximately $51,723,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Three Months Ended March 31, 2016

For the three months ended March 31, 2016, our cash and cash equivalents decreased by $3,054,000 to $21,035,000. Cash used in operations was $4,613,000, cash used in investing activities was $172,000 and cash provided by financing activities was $984,000. We also experienced an increase in cash of $747,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $4,613,000 for the three months ended March 31, 2016. This compares to cash used in operating activities of $8,029,000 for the three months ended March 31, 2015.  We had consolidated net earnings for the three months ended March 31, 2016 amounting to $1,454,000 compared to net earnings of $848,000 for the three months ended March 31, 2015.  Depreciation and amortization was $2,656,000 for the three months ended March 31, 2016 compared to $2,440,000 for the first three months ended March 31, 2015; the increase in this category is due significant capital additions during 2015 and the acquisition of IMS during the second quarter of 2015, partially offset by the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2016 and December 31, 2015 were $4,316,000 and $4,696,000, respectively.

Average days sales outstanding (“DSO”) at March 31, 2016 was 117 days compared to 88 days at March 31, 2015.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The increase in DSO in 2016 was due to a slowing of collections from our clients in the Middle East, particularly Oman. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash used in investing activities was $172,000 which was used to purchase leasehold improvements, computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $984,000. We received $1,202,000 from borrowings under our various credit facilities. We repaid $300,000 against the 2014 Term Loan Facility and $14,000 against the low interest Philadelphia Industrial Corporation loan. We received $96,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options.

New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP, including industry specific guidance. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU allows for either retrospective or prospective adoption.  The ASU was to be effective for interim and annual periods commencing after December 15, 2016, however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date for one year.  Early adoption is permitted as of January 1, 2017.  We are in the process of determining the method of adoption and assessing the impact of the ASU on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Topic 825-10), which requires all equity investments to be measured a fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.  In addition, the amendments in this ASU eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  This ASU is effective for us commencing January 1, 2018.  We are in the process of assessing the impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require us to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous GAAP) on our consolidated balance sheet.  The ASU will be effective for us commencing January 1, 2019.  We are in the process of assessing the impact of this ASU on our consolidated financial statements.

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

At March 31, 2016, our backlog was approximately $866,000,000 compared to approximately $860,000,000 at December 31, 2015. Our net bookings during the first quarter of 2016 of $163,305,000, which equates to a book-to-bill ratio of 104%, is less than our goal of at least 110%. This will continue to be a major area of focus in 2016. At March 31, 2016 and December 31, 2015, backlog attributable to future work in Libya amounting to approximately $44,000,000 was excluded from our backlog in each period due to the uncertainty surrounding the Libya Receivable and the political instability in Libya. We estimate that approximately $399,000,000, or 46.1% of the backlog at March 31, 2016, will be recognized during the twelve months subsequent to March 31, 2016.

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

	Total Backlog		12-Month Backlog
	(dollars in thousands)
As of March 31, 2016:
Project Management	$804,000	92.8%	$337,000	84.5%
Construction Claims	62,000	7.2	62,000	15.5
Total	$866,000	100.0%	$399,000	100.0%

U.S./Canada	$406,000	46.9%	$138,000	34.6%
Latin America	16,000	1.8	13,000	3.3
Europe	55,000	6.3	38,000	9.5
Middle East	301,000	34.8	161,000	40.3
Africa	58,000	6.7	27,000	6.8
Asia/Pacific	30,000	3.5	22,000	5.5
Total	$866,000	100.0%	$399,000	100.0%

As of December 31, 2015:
Project Management	$807,000	93.8%	$340,000	87.6%
Construction Claims	53,000	6.2	48,000	12.4
Total	$860,000	100.0%	$388,000	100.0%

U.S./Canada	$390,000	45.3%	$125,000	32.2%
Latin America	23,000	2.7	16,000	4.1
Europe	53,000	6.2	34,000	8.8
Middle East	312,000	36.3	167,000	43.0
Africa	54,000	6.3	25,000	6.4
Asia/Pacific	28,000	3.2	21,000	5.5
Total	$860,000	100.0%	$388,000	100.0%

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2015 Annual Report for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2015 Annual Report.

Item 4.          Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2016.  Management concluded that due to the on-going remediation associated with the material weakness identified in our 2015 Annual Report on Form 10-K our disclosure controls and procedures were ineffective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2016, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2015 Annual Report on Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A of our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in our 2015 Annual Report on Form 10-K. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing existing procedures and controls to more thoroughly assess unusual significant items

•                  Enhancing our close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2015, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2015 Annual Report on Form 10-K.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2015 Annual Report on Form 10-K.

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

Hill International, Inc.

Dated: May 6, 2016	By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2016	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)