Form 10-Q
period 2016-06-30
Hill International, Inc.
filed 2016-08-05
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

There were 51,748,900 shares of the Registrant’s Common Stock outstanding at August 1, 2016.

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

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$24,922	$24,089
Cash - restricted	3,083	4,435
Accounts receivable, less allowance for doubtful accounts of $64,901 and $63,748	233,860	243,417
Accounts receivable - affiliate	7,413	5,205
Prepaid expenses and other current assets	9,559	10,299
Income taxes receivable	4,854	4,146
Total current assets	283,691	291,591
Property and equipment, net	21,931	23,751
Cash - restricted, net of current portion	1,049	259
Retainage receivable	15,352	2,638
Acquired intangibles, net	12,644	14,659
Goodwill	76,230	74,893
Investments	4,202	8,386
Deferred income tax assets	19,584	19,724
Other assets	6,468	6,662
Total assets	$441,151	$442,563
Liabilities and Stockholders’ Equity

Current maturities of notes payable	$4,238	$4,357
Accounts payable and accrued expenses	102,629	112,457
Income taxes payable	4,160	9,064
Deferred revenue	10,183	11,310
Other current liabilities	9,681	5,860
Total current liabilities	130,891	143,048
Notes payable, net of current maturities	141,108	140,626
Retainage payable	2,460	1,929
Deferred income taxes	16,411	16,341
Deferred revenue	19,062	11,919
Other liabilities	11,120	10,661
Total liabilities	321,052	324,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 58,707 shares and 58,335 shares issued at June 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	188,400	188,869
Retained earnings	4,145	1,205
Accumulated other comprehensive loss	(45,082)	(46,866)
	147,469	143,214
Less treasury stock of 6,959 shares and 6,743 shares at June 30, 2016 and December 31, 2015, at cost	(29,974)	(29,245)
Hill International, Inc. share of equity	117,495	113,969
Noncontrolling interests	2,604	4,070
Total equity	120,099	118,039
Total liabilities and stockholders’ equity	$441,151	$442,563

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Consulting fee revenue	$152,614	$159,738	$309,919	$310,879
Reimbursable expenses	22,975	21,910	41,891	41,037
Total revenue	175,589	181,648	351,810	351,916

Cost of services	89,748	92,400	183,811	178,829
Reimbursable expenses	22,975	21,910	41,891	41,037
Total direct expenses	112,723	114,310	225,702	219,866

Gross profit	62,866	67,338	126,108	132,050

Selling, general and administrative expenses	54,642	56,652	112,367	115,575
Share of loss of equity method affiliates	31	34	16	217
Operating profit	8,193	10,652	13,725	16,258

Interest expense and related financing fees, net	3,338	3,531	6,735	7,105

Earnings before income taxes	4,855	7,121	6,990	9,153
Income tax expense	3,378	2,586	4,059	3,770

Net earnings	1,477	4,535	2,931	5,383

Less: net earnings (loss) noncontrolling interests	(13)	140	(9)	286

Net earnings attributable to Hill International, Inc.	$1,490	$4,395	$2,940	$5,097

Basic earnings per common share - Hill International, Inc.	$0.03	$0.09	$0.06	$0.10
Basic weighted average common shares outstanding	51,727	50,483	51,679	50,429

Diluted earnings per common share - Hill International, Inc.	$0.03	$0.09	$0.06	$0.10
Diluted weighted average common shares outstanding	51,948	51,495	51,777	51,010

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net earnings	$1,477	$4,535	$2,931	$5,383
Foreign currency translation adjustment, net of tax	(53)	2,150	381	(7,280)
Other, net	22	(76)	56	(135)
Comprehensive earnings (loss)	1,446	6,609	3,368	(2,032)
Comprehensive loss attributable to noncontrolling interests	(603)	(2,572)	(1,355)	(3,736)
Comprehensive earnings attributable to Hill International, Inc.	$2,049	$9,181	$4,723	$1,704

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$2,931	$5,383
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,200	5,423
Provision for bad debts	3,326	2,441
Amortization of deferred loan fees	889	889
Deferred tax expense	605	(1,033)
Share based compensation	1,257	1,461
Changes in operating assets and liabilities, net:		—
Restricted cash	633	229
Accounts receivable	7,237	(52,404)
Accounts receivable - affiliate	(2,208)	(3,564)
Prepaid expenses and other current assets	844	(437)
Income taxes receivable	(622)	(1,347)
Retainage receivable	(12,714)	368
Other assets	4,104	(1,826)
Accounts payable and accrued expenses	(11,060)	30,562
Income taxes payable	(5,013)	548
Deferred revenue	5,546	5,067
Other current liabilities	1,116	(811)
Retainage payable	68	458
Other liabilities	430	1,124
Net cash provided by (used in) operating activities	2,569	(7,469)
Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(4,384)
Payments for purchase of property and equipment	(783)	(9,059)
Net cash used in investing activities	(783)	(13,443)
Cash flows from financing activities:
Payments on term loans	(600)	(600)
Net borrowings on revolving loans	348	24,845
Proceeds from Philadelphia Industrial Development Corporation loan	—	750
Payments on Philadelphia Industrial Development Corporation loan	(27)	(13)
Dividends paid to noncontrolling interest	(111)	(130)
Proceeds from stock issued under employee stock purchase plan	10	32
Proceeds from exercise of stock options	204	137
Net cash (used in ) provided by financing activities	(176)	25,021
Effect of exchange rate changes on cash	(777)	(2,662)
Net increase in cash and cash equivalents	833	1,447
Cash and cash equivalents — beginning of period	24,089	30,124
Cash and cash equivalents — end of period	$24,922	$31,571

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

Note 3 — Liquidity

The amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 51% of total consolidated CFR in the first half of 2016.  There has been significant political upheaval and civil unrest in this region during this period. The Company has recently experienced a slowdown in its collections from its clients in the Middle East primarily due to the recent drop in oil prices.  This has put a considerable strain on the Company’s liquidity.  As a result, the Company has had to rely heavily on debt and equity transactions to fund its operations.  See Note 4 for a further discussion of issues related to our liquidity.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2016	December 31, 2015
Billed	$257,032	$267,592
Retainage, current portion	3,904	13,660
Unbilled	37,825	25,913
	298,761	307,165
Allowance for doubtful accounts	(64,901)	(63,748)
	$233,860	$243,417

In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transportation and Communications (the “MOTC”) in Oman.  The original contract term expired in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016,  and the Company continued to work on the Oman Airport project.  The Company began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment, which was approved in March 2016, and has since commenced additional work, which management expects to last approximately 18 months.  When the MOTC resumed payments in 2016, the Company received approximately $15,000,000 in March, approximately $1,800,000 in April and approximately $14,100,000 in June.  At June 30, 2016, accounts receivable from Oman totaled approximately $31,400,000 of which approximately $15,200,000 was past due.  Management expects to collect approximately $14,300,000 against the past-due accounts receivable in the third quarter of 2016.

Any additional delays in payments from MOTC or other foreign governments may have a negative impact on the Company’s liquidity, financial covenants, financial positions and results of operations.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$34,145	$23,329	$34,891	22,668
Acquired contract rights	2,342	1,916	12,256	11,287
Trade names	2,776	1,374	2,704	1,237
Total	$39,263	$26,619	$49,851	$35,192
Intangible assets, net	$12,644		$14,659

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$1,153	$1,611	$2,438	$3,031

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense

2016 (remaining 6 months)	$1,975
2017	3,153
2018	2,055
2019	1,787
2020	1,295

Note 6 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2016 (in thousands):

	Project	Construction	Total
	Management	Claims	Goodwill
Balance, December 31, 2015	$49,739	$25,154	$74,893
Additions	—	—	—
Translation adjustments	2,560	(1,223)	1,337
Balance, June 30, 2016	$52,299	$23,931	$76,230

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable	$33,076	$44,200
Accrued payroll	49,285	50,724
Accrued subcontractor fees	6,364	5,905
Accrued agency fees	5,245	6,564
Accrued legal and professional fees	1,007	1,186
Other accrued expenses	7,652	3,878
	$102,629	$112,457

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	June 30, 2016	December 31, 2015

Term Loan Facility	$112,895	$112,906
Domestic Revolving Credit Facility	17,000	17,500
International Revolving Credit Facility	11,735	10,715
Borrowings under revolving credit facilities with a consortium of banks in Spain	3,033	3,013
Borrowing from Philadelphia Industrial Development Corporation	683	710
Other notes payable	—	139
	145,346	144,983
Less current maturities	4,238	4,357
Notes payable and long-term debt, net of current maturities	$141,108	$140,626

The Company and its subsidiary Hill International N.V. (the “Subsidiary”) are parties to a credit agreement with Société Générale (the “Agent”), TD Bank, N.A. and HSBC Bank USA, N.A. (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent (the “International Lender”) providing a €11,765,000 ($15,000,000 at closing and $13,086,000 at June 30, 2016) credit facility which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.  The Consolidated Net Leverage Ratio is the ratio of consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges for the trailing twelve months.  The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) the total of accounts receivable from all clients located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At June 30, 2016, the related accounts receivable did not exceed the limits described above.

The following compares the Maximum Consolidated Net Leverage Ratio to the actual consolidated net leverage ratio:

Period Ended	Not to exceed	Actual
June 30, 2016	3.00 to 1.00	2.86 to 1.00

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

At June 30, 2016, the interest rate on the Term Loan was 7.75%.

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

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which have been deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $5,005,000 and $5,594,000 are included as an offset against the Term Loan balances in the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

Revolving Credit Facilities

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.  At June 30, 2016, the interest rate was 6.25%.

The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.  At June 30, 2016, the interest rate was 4.00%.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At June 30, 2016, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $13,086,000 at June 30, 2016).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $1,950,000 and $2,250,000 are included in other assets in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 the Company had $8,052,000 of outstanding letters of credit and $4,948,000 of available borrowing capacity under the U.S. Revolver.

At June 30, 2016, the Company had $1,201,000 of outstanding letters of credit and $4,035,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings. At December 31, 2015, total availability under this facility was reduced to 50.0% of the initial limit.  At June 30, 2016, the total facility was approximately €2,670,000 (approximately $2,970,000) and borrowings outstanding were €2,652,000 (approximately $2,950,000).  The amount being financed (“Credit Contracts”) by each Financing Entity is between €189,000 (approximately $211,000) and €769,000 (approximately $855,000).  To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.  The facility expires on December 17, 2016.

Hill Spain also maintains an Instituto de Credito Oficial (“ICO”) loan with Bankia Bank in Spain for €75,000 (approximately $83,000) at June 30, 2016.  The availability is reduced by €15,000 on a quarterly basis. At June 30, 2016, total borrowings outstanding were €75,000 (approximately $83,000).  The interest rate at June 30, 2016 was 6.50%.  The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at June 30, 2016) collateralized by certain overseas receivables.  There were no borrowings outstanding as of June 30, 2016.  The interest rate is the one-month Emirate Interbank Offered Rate plus 3.50% (or 4.91% at June 30, 2016) but no less than 5.50%.  This facility also allows for up to AED 200,000,000 (approximately $54,452,000 at June 30, 2016) of which AED 108,190,000 (approximately $29,456,000) was outstanding at June 30, 2016.  The credit facility is subject to periodic review by the bank.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380,000 Brazilian Reais (BRL) (approximately $734,000 at June 30, 2016), with a weighted average interest rate of 5.02% per month at June 30, 2016.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At June 30, 2016, the maximum U.S. dollar equivalent of the commitments was $89,169,000 of which $37,975,000 is outstanding.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six Months Ended June 30,
	2016	2015
Interest and related financing fees paid	$5,924	$6,174

Income taxes paid	$7,390	$1,258

Increase in other current liabilities and decrease in additional paid-in capital related to ESA Put Options	$2,670	$—
Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$—	$3,894

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$—	$530

Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$729	$361

Note 10 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Dilutive stock options increased the average common shares outstanding by approximately 221,000 shares for the three months ended June 30, 2016 and by approximately 98,000 shares for the six months ended June 30, 2016.  Options to purchase 2,906,000 shares and 5,631,000 shares were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2016 because they were antidilutive.  Dilutive stock options increased the average common shares outstanding by approximately 1,012,000 shares for the three months ended June 30, 2015 and by approximately 581,000 shares for the six months ended June 30, 2015.  Options to purchase 3,198,000 shares and 3,871,000 shares were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2015 because they were antidilutive.

Note 11 — Share-Based Compensation

At June 30, 2016, the Company had approximately 6,944,000 options outstanding with a weighted average exercise price of $4.10.  During the six months ended June 30, 2016, the Company granted 765,000 options which vest over a five-year period and 10,000 options which vested immediately. The options have a weighted-average exercise price of $4.30 and a weighted average contractual life of 6.97 years. The aggregate fair value of the options was $1,075,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.97 years; volatility — 57.4% and risk-free interest rate — 1.24%.  During the first six months of 2016, options for approximately 365,000 shares with a weighted average exercise price of $2.61 were exercised, options for approximately 1,096,000 shares with a weighted average exercise price of $6.88 lapsed and options for 82,000 shares with a weighted average exercise price of $4.24 lapsed.

During the six months ended June 30, 2016, employees purchased approximately 4,000 common shares, for an aggregate purchase price of $11,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $599,000 and $700,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,257,000 and $1,461,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2016 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2015	$118,039	$113,969	$4,070
Net earnings	2,931	2,940	(9)
Other comprehensive (loss)	437	1,783	(1,346)
Comprehensive earnings (loss)	3,368	4,723	(1,355)
Additional paid in capital	2,202	2,202	—
Acquisition of treasury stock	(729)	(729)	—
Adjustment related to ESA Put Options	(2,670)	(2,670)	—
Dividends paid to noncontrolling interest	(111)	—	(111)
Stockholders’ equity, June 30, 2016	$120,099	$117,495	$2,604

During March 2016, certain officers exercised an aggregate of 297,489 options with an exercise price of $2.45 through the Company on a cashless basis.  The Company withheld 215,158 shares as payment for the options and placed those shares in treasury.  The officers received a total of 112,331 shares from this transaction.

During the six months ended June 30, 2016, the Company received $204,000 in cash from the exercise of stock options.

Note 13 — Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 69.6% and 36.3%, respectively, and 58.1% and 41.2% for the six months ended June 30, 2016 and 2015, respectively.  The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The Company recognized an income tax expense (benefit) related to an increase in the reserve for uncertain tax positions totaling $0 and $245,000 for the three months ended June 30, 2016 and 2015 and $(14,000) and $ 245,000 for the six months ended June 30, 2016 and 2015.  In addition, the Company recognized an income tax expense (benefit) resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $535,000 and $(85,000) for the three months ended June 30, 2016 and 2015, respectively, and $535,000 and $0 for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Earnings (loss) before income taxes	$(4,962)	$9,817	$4,855	$(6,191)	$13,312	$7,121
Income tax expense, net	$—	$3,378	$3,378	$—	$2,586	$2,586

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Earnings (loss) before income taxes	$(13,488)	$20,478	$6,990	$(16,631)	$25,784	$9,153
Income tax expense, net	$—	$4,059	$4,059	$—	$3,770	$3,770

The reserve for uncertain tax positions amounted to $939,000 and $996,000 at June 30, 2016 and December 31, 2015, respectively, and is included in “Other liabilities” in the consolidated balance sheets at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both June 30, 2016 and December 31, 2015, potential interest and penalties related to uncertain tax positions amounting to $500,000 was included in the balance above.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended June 30,
	2016		2015
Project Management	$110,126	72.2%	$116,464	72.9%
Construction Claims	42,488	27.8	43,274	27.1
Total	$152,614	100.0%	$159,738	100.0%

Total Revenue

	Three Months Ended June 30,
	2016		2015
Project Management	$131,845	75.1%	$137,052	75.4%
Construction Claims	43,744	24.9	44,596	24.6
Total	$175,589	100.0%	$181,648	100.0%

Operating Profit:

	Three Months Ended June 30,
	2016	2015
Project Management before equity in loss of affiliate	$11,618	$15,041
Share of loss of equity method affiliate	(31)	(34)
Total Project Management	11,587	15,007
Construction Claims	4,556	4,772
Corporate	(7,950)	(9,127)
Total	$8,193	$10,652

Depreciation and Amortization Expense:

	Three Months Ended June 30,
	2016	2015
Project Management	$1,638	$2,077
Construction Claims	752	802
Subtotal segments	2,390	2,879
Corporate	154	104
Total	$2,544	$2,983

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,
	2016		2015
U.S./Canada	$41,401	27.1%	$39,909	25.0%
Latin America	5,804	3.8	6,855	4.3
Europe	22,460	14.7	21,317	13.3
Middle East	66,716	43.7	75,857	47.5
Africa	6,895	4.5	7,041	4.4
Asia/Pacific	9,338	6.2	8,759	5.5
Total	$152,614	100.0%	$159,738	100.0%

U.S.	$40,682	26.7%	$39,159	24.5%
Non-U.S.	111,932	73.3	120,579	75.5
Total	$152,614	100.0%	$159,738	100.0%

During the second quarter ended June 30, 2016, consulting fee revenue for the United Arab Emirates amounted to $28,471,000 representing 18.7% of the total. No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

During the second quarter ended June 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $26,683,000 representing 16.7% of the total and Saudi Arabia’s consulting fee revenue amounted to $15,939,000 representing 10.0% of the total.  No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended June 30,
	2016		2015
U.S./Canada	$59,612	33.9%	$56,275	31.0%
Latin America	5,862	3.3	6,881	3.8
Europe	23,449	13.4	22,306	12.3
Middle East	69,480	39.6	79,232	43.6
Africa	7,801	4.4	8,040	4.4
Asia/Pacific	9,385	5.4	8,914	4.9
Total	$175,589	100.0%	$181,648	100.0%

U.S.	$58,834	33.5%	$55,466	30.5%
Non-U.S.	116,755	66.5	126,182	69.5
Total	$175,589	100.0%	$181,648	100.0%

During the second quarter ended June 30, 2016, total revenue for the United Arab Emirates amounted to $29,954,000 representing 17.1% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the second quarter ended June 30, 2015, total revenue for the United Arab Emirates amounted to $29,461,000 representing 16.2% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended June 30,
	2016		2015
U.S. federal government	$2,320	1.5%	$2,310	1.4%
U.S. state, regional and local governments	25,074	16.4	22,200	13.9
Foreign governments	44,962	29.5	53,699	33.6
Private sector	80,258	52.6	81,529	51.1
Total	$152,614	100.0%	$159,738	100.0%

Total Revenue By Client Type:

	Three Months Ended June 30,
	2016		2015
U.S. federal government	$2,782	1.6%	$2,837	1.6%
U.S. state, regional and local governments	40,496	23.1	35,454	19.5
Foreign governments	48,242	27.5	57,587	31.7
Private sector	84,069	47.8	85,770	47.2
Total	$175,589	100.0%	$181,648	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	June 30, 2016	December 31, 2015
U.S./Canada	$12,565	$13,581
Latin America	1,049	1,031
Europe	2,825	3,084
Middle East	3,809	3,980
Africa	905	1,120
Asia/Pacific	778	955
Total	$21,931	$23,751

U.S.	$12,565	$13,581
Non-U.S.	9,366	10,170
Total	$21,931	$23,751

Consulting Fee Revenue (“CFR”)

	Six Months Ended June 30,
	2016		2015
Project Management	$226,705	73.1%	$228,581	73.5%
Construction Claims	83,214	26.9	82,298	26.5
Total	$309,919	100.0%	$310,879	100.0%

Total Revenue

	Six Months Ended June 30,
	2016		2015
Project Management	$266,215	75.7%	$267,047	75.9%
Construction Claims	85,595	24.3	84,869	24.1
Total	$351,810	100.0%	$351,916	100.0%

Operating Profit:

	Six Months Ended June 30,
	2016	2015
Project Management	$23,623	$27,829
Share of loss of equity method affiliate	(16)	(217)
Total Project Management	23,607	27,612
Construction Claims	7,429	7,105
Corporate	(17,311)	(18,459)
Total	$13,725	$16,258

Depreciation and Amortization Expense:

	Six Months Ended June 30,
	2016	2015
Project Management	$3,392	$3,713
Construction Claims	1,499	1,562
Subtotal segments	4,891	5,275
Corporate	309	148
Total	$5,200	$5,423

Consulting Fee Revenue by Geographic Region:

	Six Months Ended June 30,
	2016		2015
U.S./Canada	$80,660	26.0%	$75,166	24.2%
Latin America	11,896	3.8	14,664	4.7
Europe	43,602	14.1	41,429	13.3
Middle East	142,776	46.1	150,131	48.4
Africa	13,749	4.4	14,104	4.5
Asia/Pacific	17,236	5.6	15,385	4.9
Total	$309,919	100.0%	$310,879	100.0%

U.S.	$79,287	25.6%	$73,582	23.7%
Non-U.S.	230,632	74.4	237,297	76.3
Total	$309,919	100.0%	$310,879	100.0%

During the six months ended June 30, 2016, consulting fee revenue for the United Arab Emirates amounted to $61,580,000 representing 19.9% of the total. No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

During the six months ended June 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $53,971,000 representing 17.4% of the total and Saudi Arabia’s consulting fee revenue amounted to $31,687,000 representing 10.2% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Six Months Ended June 30,
	2016		2015
U.S./Canada	$112,340	31.9%	$105,615	30.0%
Latin America	11,964	3.4	14,694	4.2
Europe	45,369	12.9	43,720	12.4
Middle East	149,133	42.4	155,994	44.4
Africa	15,630	4.4	16,239	4.6
Asia/Pacific	17,374	5.0	15,654	4.4
Total	$351,810	100.0%	$351,916	100.0%

U.S.	$110,899	31.5%	$103,941	29.5%
Non-U.S.	240,911	68.5	247,975	70.5
Total	$351,810	100.0%	$351,916	100.0%

During the six months ended June 30, 2016, total revenue for the United Arab Emirates amounted to $64,723,000 representing 18.4% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the six months ended June 30, 2015, total revenue for the United Arab Emirates amounted to $54,988,000 representing 15.6% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Six Months Ended June 30,
	2016		2015
U.S. federal government	$4,870	1.6%	$4,766	1.5%
U.S. state, regional and local governments	48,123	15.5	42,291	13.6
Foreign governments	97,528	31.5	108,245	34.9
Private sector	159,398	51.4	155,577	50.0
Total	$309,919	100.0%	$310,879	100.0%

Total Revenue By Client Type:

	Six Months Ended June 30,
	2016		2015
U.S. federal government	$5,722	1.6%	$5,849	1.7%
U.S. state, regional and local governments	75,817	21.6	66,609	18.9
Foreign governments	104,560	29.7	115,726	32.9
Private sector	165,711	47.1	163,732	46.5
Total	$351,810	100.0%	$351,916	100.0%

Note 15 — Client Concentrations

The Company had no clients that accounted for 10% or more of consulting fees during the three- and six-month periods ended June 30, 2016 and 2015, respectively.

The Company had no clients that accounted for 10% or more of total revenue during the three and six months ended June 30, 2016 and 2015, respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.6% of total revenue during each of the three-month periods ended June 30, 2016 and 2015 and 1.6% and 1.7% of total revenue during the six-month periods ended June 30, 2016 and 2015, respectively.

The Company has numerous contracts with U.S. federal government agencies that collectively accounted for 1.5% and 1.4% of consulting fee revenue during the three-month periods ended June 30, 2016 and 2015 and 1.6% and 1.5% of consulting revenue during the six-month periods ended June 30, 2016 and 2015, respectively.

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

Acquisition-Related Contingencies

As of June 30, 2016, our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,670,000 at June 30, 2016).  The Company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at June 30, 2016.  The amount is subject to negotiation and any difference will be recorded upon completion of the transaction.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  The sellers of Cadogans are entitled to an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 or more than £200,000). The Company accrued the potential additional consideration of £200,000 ($269,000) which is included in other current liabilities in the consolidated balance sheet at June 30, 2016.

Two of the selling shareholders of Cadogans may receive an earn-out in annual installments of up to £100,000 ($135,000 at June 30, 2016), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2016, 2017, 2018 and 2019 is greater than £396,000 ($533,000).

In connection with the acquisition of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”) on April 15, 2015, the Company had accrued approximately TRY 6,100,000 for a Holdback Purchase Price of TRY 4,400,000 plus a potential Additional Purchase Price of (i) TRY 1,700,000 if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500,000 or (ii) TRY 1,500,000 if

EBITDA is less than TRY 3,500,000 but not less than TRY 3,200,000.  During the six months ended June 30, 2016, the Company paid approximately TRY 2,909,000 (approximately $1,032,000) against the Holdback Purchase Price.  The balance of the Holdback Purchase price of approximately TRY 1,491,000 (approximately $529,000) is included in other current liabilities in the consolidated balance sheet at June 30, 2016.  IMS’s EBITDA through the one-year anniversary of the acquisition date was not sufficient to earn any of the Additional Purchase Price and the liability was eliminated by a credit of approximately $673,000 to selling, general and administrative expenses for the three- and six-month periods ended June 30, 2016.

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

CFR decreased $7,124,000, or 4.5%, to $152,614,000 during the second quarter of 2016 from $159,738,000 during the second quarter of 2015.  CFR for the Project Management segment decreased $6,338,000 principally due to decreases in the Middle East, partially offset by increases in the United States.  CFR for the Construction Claims segment decreased by $786,000, or 1.8% due primarily to decreases in the United States and Latin America.

CFR decreased $960,000, or 0.3%, to $309,919,000 during the six months ended June 30, 2016 from $310,879,000 during the six months ended June 30, 2015.  CFR for the Project Management segment decreased $1,876,000 principally due to decreases in the Middle East, partially offset by increases in the United States. CFR for the Construction Claims segment increased by $916,000, or 1.1% due primarily to increases in the United Kingdom.

Net earnings attributable to Hill were $1,490,000 during the second quarter of 2016, a decrease of 66.1%, from $4,395,000 during the second quarter of 2015.  The decrease was due to a lower volume of work and declining margins in the Middle East.

Diluted earnings per common share were $0.03 during the second quarter of 2016 based upon 51,948,000 diluted common shares outstanding compared to diluted earnings per common share of $0.09 during the second quarter of 2015 based upon 51,495,000 diluted common shares outstanding.

Net earnings attributable to Hill were $2,940,000 during the six months ended June 30, 2016, a decrease of 42.3%, from $5,097,000 during the six months ended June 30, 2015.  The decrease was due to a lower volume of work and declining margins in the Middle East.

Diluted earnings per common share were $0.06 during the six months ended June 30, 2016 based upon 51,777,000 diluted common shares outstanding compared to diluted earnings per common share of $0.10 during the six months ended June 30, 2015 based upon 51,010,000 diluted common shares outstanding.

Despite the recent drop in global oil prices and its negative impact on the construction industry particularly in the Middle East, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, continue to pursue acquisitions and strengthen our professional resources.  In addition, we completed a review of our global overhead cost structure in 2015.  The areas most affected were personnel and related benefits and expenses. We believe these efforts combined with other strategic initiatives should continue to improve our profitability and shareholder value.

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

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the judgment increases such judgments become even more subjective.  While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.  The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2015 Annual Report.

Results of Operations

Three Months Ended June 30, 2016 Compared to

Three Months Ended June 30, 2015

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended June 30,
	2016		2015		Change
Project Management	$110,126	72.2%	$116,464	72.9%	$(6,338)	(5.4)%
Construction Claims	42,488	27.8	43,274	27.1	(786)	(1.8)
Total	$152,614	100.0%	$159,738	100.0%	$(7,124)	(4.5)%

The decrease in CFR was primarily due to decreased work in the Middle East.

The decrease in Project Management CFR included an $8,541,000 decrease in international projects and an increase of $2,203,000 in domestic projects.   The decrease in international Project Management CFR was due primarily to decreases throughout the Middle East.  The increase in domestic Project Management CFR included increases primarily in the Northeast and Southern Regions.

The decrease in Construction Claims CFR was primarily due to decreases in the United States and Latin America, partially offset by increases in Europe.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended June 30,
	2016		2015		Change
Project Management	$21,719	94.5%	$20,588	94.0%	$1,131	5.5%
Construction Claims	1,256	5.5	1,322	6.0	(66)	(5.0)
Total	$22,975	100.0%	$21,910	100.0%	$1,065	4.9%

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

Cost of Services (dollars in thousands)

	Three Months Ended June 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$70,635	78.7%	64.1%	$73,375	79.4%	63.0%	$(2,740)	(3.7)%
Construction Claims	19,113	21.3	45.0	19,025	20.6	44.0	88	0.5
Total	$89,748	100.0%	58.8%	$92,400	100.0%	57.8%	$(2,652)	(2.9)%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The decrease in Project Management cost of services is primarily due to decreases in the Middle East due to staffing reductions in line with lower CFR, partially offset by increases in the United States in support of increased work.

Gross Profit (dollars in thousands)

	Three Months Ended June 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$39,491	62.8%	35.9%	$43,089	64.0%	37.0%	$(3,598)	(8.4)%
Construction Claims	23,375	37.2	55.0	24,249	36.0	56.0	(874)	(3.6)
Total	$62,866	100.0%	41.2%	$67,338	100.0%	42.2%	$(4,472)	(6.6)%

The decrease in Project Management gross profit included a decrease of $4,163,000 from international operations, primarily as a result of a lower volume of work in the Middle East which has historically had higher margins.  This was partially offset by an increase of $565,000 in domestic operations primarily the Northeast and Southern regions.

The decrease in Construction Claims gross profit was driven by decreases in the United States partially offset by increases in Europe.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended June 30,
	2016		2015		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$54,642	35.8%	$56,652	35.5%	$(2,010)	(3.5)%

The decrease in selling, general and administrative expenses included the following:

•                  A decrease in legal fees of $1,432,000 due primarily to $1,048,000 expended in 2015 for an employee labor dispute;

•                  A decrease  in amortization expense of $459,000 for intangible assets that became fully amortized in 2015;

•                  A reversal of a $673,000 earn-out liability for IMS which was not earned as of the twelve month measurement date;

•                  A decrease of $994,000 in  indirect labor due to lower earned bonuses in 2016 with the decline in CFR and profit compared to 2015;

•                  An increase of $1,156,000 in bad debt expense primarily for increased reserves for certain accounts receivable in the Middle East.

Operating Profit (dollars in thousands)

	Three Months Ended June 30,
	2016		2015		Change
		% of CFR		% of CFR
Project Management	$11,618	10.5%	$15,041	12.9%	$(3,423)	(22.8)%
Share of loss of equity method affiliate	(31)	(0.0)	(34)	(0.0)	3	8.8
Total Project Management	11,587	10.5	15,007	12.9	(3,420)	(22.8)
Construction Claims	4,556	10.7	4,772	11.0	(216)	(4.5)
Corporate	(7,950)		(9,127)		1,177	(12.9)
Total	$8,193	5.4%	$10,652	6.7%	$(2,459)	(23.1)%

The decrease in Project Management operating profit included decreases in the Middle East, primarily Oman, the United Arab Emirates and Iraq partially offset by increases in the United States.

The decrease in Construction Claims operating profit was primarily due to decreases in the United States and Latin America partially offset by increases in Europe.

Corporate expenses decreased by $1,177,000 which was primarily due to decreases in legal fees and other expenses.  Corporate expenses represented 5.2% of CFR during the second quarter ended June 30, 2016 compared to 5.7% during the second quarter ended June 30, 2015.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees decreased $193,000 to $3,338,000 in the three months ended June 30, 2016 as compared with $3,531,000 in the three months ended June 30, 2015.

Income Taxes

For the three months ended June 30, 2016 and 2015, the Company recognized income tax expense of $3,378,000 and $2,586,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize. The Company recognized an income tax benefit related to an increase in the reserve for uncertain tax positions totaling $0 and $245,000 for the three months ended June 30, 2016 and 2015, respectively. The Company’s income tax expense (benefit) for the three months ended June 30, 2016 and 2015 were $535,000 and ($85,000), respectively, resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 69.6% and 36.3%, respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the three months ended June 30, 2016 were $1,490,000, or $0.03 per diluted common share, based on 51,948,000 diluted common shares outstanding, as compared to net earnings for the three months ended June 30, 2015 of $4,395,000, or $0.09 per diluted common share, based upon 51,495,000 diluted common shares outstanding.

Six Months Ended June 30, 2016 Compared to

Six Months Ended June 30, 2015

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Six Months Ended June 30,
	2016		2015		Change
Project Management	$226,705	73.1%	$228,581	73.5%	$(1,876)	(0.8)%
Construction Claims	83,214	26.9	82,298	26.5	916	1.1
Total	$309,919	100.0%	$310,879	100.0%	$(960)	(0.3)%

The decrease in CFR included an organic decrease of 0.8% primarily in the Middle East and Latin America, partially offset by an increase of 0.5% due to the acquisitions IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”) in April 2015.

The decrease in Project Management CFR included an organic decrease of 1.5%, partially offset by an increase of 0.7% due to the acquisition of IMS. The decrease included a $7,671,000 decrease in international projects, partially offset by an increase of $5,795,000 in domestic projects.  The decrease in international Project Management CFR was due primarily to decreases in the Middle East and Latin America. The increase in domestic CFR occurred throughout the United States.

The increase in Construction Claims CFR was all organic and included increases in Europe and Australia, partially offset by decreases in the United States and Latin America.

Reimbursable Expenses (dollars in thousands)

	Six Months Ended June 30,
	2016		2015		Change
Project Management	$39,510	94.3%	$38,466	93.7%	$1,044	2.7%
Construction Claims	2,381	5.7	2,571	6.3	(190)	(7.4)
Total	$41,891	100.0%	$41,037	100.0%	$854	2.1%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The increase in reimbursable expense is primarily due to higher use of subcontractors in our Mid-Atlantic region partially offset by a decrease in subcontractors in the Northeast region.

Cost of Services (dollars in thousands)

	Six Months Ended June 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$146,145	79.5%	64.5%	$142,106	79.5%	62.2%	$4,039	2.8%
Construction Claims	37,666	20.5	45.3	36,723	20.5	44.6	943	2.6
Total	$183,811	100.0%	59.3%	$178,829	100.0%	57.5%	$4,982	2.8%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The increase in Project Management cost of services is primarily due to increases in the United States in support of increased work.

The increase in the cost of services for Construction Claims was due primarily to increases in direct cost in Europe and Australia in support of the increase in CFR.

Gross Profit (dollars in thousands)

	Six Months Ended June 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$80,560	63.9%	35.5%	$86,475	65.5%	37.8%	$(5,915)	(6.8)%
Construction Claims	45,548	36.1	54.7	45,575	34.5	55.4	(27)	(0.1)
Total	$126,108	100.0%	40.7%	$132,050	100.0%	42.5%	$(5,942)	(4.5)%

The decrease in Project Management gross profit included decreases from Oman, Qatar and Iraq partially offset by increases in the United States.

The decrease in Construction Claims gross profit was driven by decreases in the United States and Latin America, partially offset by increases in Europe.

The overall gross profit percentage decreased due to lower margins achieved in the Middle East, primarily Oman, Qatar and Iraq.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Six Months Ended June 30,
	2016		2015		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$112,367	36.3%	$115,574	37.2%	$(3,207)	(2.8)%

The decrease in selling general and administrative expenses was primarily due to the following:

•                  A decrease in unapplied and indirect labor of $1,491,000 due to staff reductions in late 2015 and early 2016 due to decreased CFR;

•                  A decrease in legal fees of $1,331,000 due primarily to $1,048,000 expended in 2015 for an employee labor dispute;

•                  A decrease of $593,000 in amortization expense for fully or partially amortized costs in 2015;

•                  A reversal of an earn-out liability of $673,000 for IMS which was not earned as of the twelve month measurement date;

•                  A decrease of $354,000 in administrative travel costs as a result of cost cutting initiatives initiated in the second half of 2015;

•                  An increase of $1,355,000 in bad debt expense primarily for increased reserves for certain accounts receivable in the Middle East.

Operating Profit (dollars in thousands)

	Six Months Ended June 30,
	2016		2015		Change
		% of CFR		% of CFR
Project Management	$23,623	10.4%	$27,829	12.2%	$(4,206)	(15.1)%
Share of loss of equity method affiliate	(16)	(0.0)	(217)	(0.1)	201	(92.6)
Total Project Management	23,607	10.4	27,612	12.1	(4,005)	(14.5)
Construction Claims	7,429	8.9	7,105	8.6	324	4.6
Corporate	(17,311)		(18,459)		1,148	(6.2)
Total	$13,725	4.4%	$16,258	5.2%	$(2,533)	(15.6)

The decrease in Project Management operating profit included decreases in the Middle East primarily Oman, Qatar, and Iraq, partially offset by an increase in the United States.

The increase in Construction Claims operating profit was primarily due to increases in the United Kingdom and Australia partially offset by decreases in the United States and Latin America.

Corporate expenses decreased by $1,148,000 including decreases in indirect labor due to lower bonus accruals and lower costs related to stock based compensation due to the lower stock price.

Corporate expenses represented 5.6% of CFR during the six months ended June 30, 2016 compared to 5.9% during the six months ended June 30, 2015.

Interest Expense and Related Financing Fees, net

Interest and related financing fees decreased $370,000 to $6,735,000 during the six months ended June 30, 2016 compared to $7,105,000 during the six months ended June 30, 2015.

Income Taxes

For the six months ended June 30, 2016 and 2015, the Company recognized an income tax expense of $4,059,000 and $3,770,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the six months ended June 30, 2016 and 2015, the Company recognized an income tax (benefit) expense related to an increase in the reserve for uncertain tax positions totaling ($14,000) and $245,000, respectively, primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax expense resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $535,000 and $0 in the six months ended June 30, 2016 and 2015, respectively.

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 58.1% and 41.2%, respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net Earnings Attributable to Hill International, Inc.

Net earnings attributable to Hill International, Inc. for the six months ended June 30, 2016 were $2,940,000, or $0.06 per diluted common share, based upon 51,777,000 diluted common shares outstanding, as compared to net earnings for the six months ended June 30, 2015 of $5,097,000, or $0.10 per diluted common share, based upon 51,010,000 diluted common shares outstanding.

Non-GAAP Financial Measures

Regulation G, conditions for use of Non-Generally Accepted Accounting Principles (“Non-GAAP”) financial measures, and other SEC regulations define and prescribe the conditions for use of certain Non-GAAP financial information.  Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flow that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.  We believe earnings before interest, taxes, depreciation and amortization (“EBITDA”), in addition to operating profit, net earnings and other GAAP measures, is a useful indicator of our financial and operating performance and our ability to generate cash flows from operations that are available for taxes, capital expenditures and debt service.  This measure, however, should be considered in addition to, and not as a substitute for or superior to, operating profit, cash flows, or other measures of financial performance prepared in accordance with GAAP.  Investors should also be aware that this non-GAAP measure may not be comparable to a similarly-titled measure of other companies.  The following table is a reconciliation of EBITDA to the most directly comparable GAAP measure in accordance with SEC Regulation S-K for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$1,490	$4,395	$2,940	$5,097
Interest expense, net	3,338	3,531	6,735	7,105
Income tax expense	3,378	2,586	4,059	3,770
Depreciation and amortization	2,544	2,983	5,200	5,423
EBITDA	$10,750	$13,495	$18,934	$21,395

Liquidity and Capital Resources

At June 30, 2016, our primary sources of liquidity consisted of $24,922,000 of cash and cash equivalents, of which $24,017,000 was on deposit in foreign locations, and $8,983,000 of available borrowing capacity under our various credit facilities.  See Note 7 to our consolidated financial statements for a description of our credit facilities and term loan.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  However, significant unforeseen events, such as termination or cancellation of major contracts, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives.  See “Sources of Additional Capital” for further information.

In 2012, we commenced operations on the Oman Airport project with the Ministry of Transportation and Communications (the “MOTC”).  The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”) (which was subsequently approved in March 2016), and we continued to work on the Oman Airport project.  We began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices.  In December 2015, we began discussions with the MOTC on a second extension of time amendment (which was approved in March 2016) and have since commenced additional work, which we expect to last approximately 18 months.  When the MOTC resumed payments, we received approximately $15,000,000 in March, approximately $1,800,000 in April and approximately $14,100,000 in June.  At June 30, 2016, accounts receivable from Oman totaled approximately $31,400,000 of which approximately $15,200,000 was past due.  Management expects to collect approximately $14,300,000 against the past-due accounts receivable in the third quarter of 2016.

The amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 51% of total consolidated CFR in the first half of 2016.  We have recently experienced a slowdown in its collections from our other clients in the Middle East primarily due to the recent drop in oil prices.  This has put a considerable strain on our liquidity.  As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue to our reliance on debt and equity transactions for our liquidity needs in the next 1 to 18 months. Any additional delays in payments from MOTC or other foreign governments may have a negative impact on our liquidity and financial covenants, which could have an adverse effect on our financial position and results of operations.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option with a value of BRL 8,656,000 (approximately $2,670,000 at June 30, 2016).  This amount is subject to negotiation with the three minority shareholders.

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

Two of the selling shareholders of Cadogans may receive an earn-out in annual installments of up to £100,000 ($135,000 at June 30, 2016), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2016, 2017, 2018 and 2019 is greater than £396,000 ($533,000).

On April 15, 2015, our subsidiary, Hill International N.V., acquired all of the equity interest of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”).  A potential remaining payment of TRY 1,491,000 ($529,000) is due in the third quarter of 2016.

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

At June 30, 2016, we had $4,948,000 of available borrowing capacity under our domestic credit agreement and $4,035,000 of available borrowing capacity under our various foreign credit agreements.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2016, we had approximately $51,193,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Six Months Ended June 30, 2016

For the six months ended June 30, 2016, our cash and cash equivalents increased by $833,000 to $24,922,000.  Cash provided by operations was $2,569,000, cash used in investing activities was $783,000 and cash used in financing activities was $176,000.  We also experienced a decrease in cash of $777,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations provided cash of $2,569,000 for the six months ended June 30, 2016.  This compares to cash used in operating activities of $7,469,000 for the six months ended June 30, 2015.  We had consolidated net earnings in the six months ended June 30, 2016 amounting to $2,931,000 compared to consolidated net earnings of $5,383,000 in the six months ended June 30, 2015.  Depreciation and amortization was $5,200,000 in the six months ended June 30, 2016 compared to $5,423,000 in the six months ended June 30, 2015; the decrease in this category is primarily due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years offset by amortization of intangibles arising from the acquisitions of Cadogans and IMS and the increase in property and equipment primarily related to the relocation of our corporate headquarters to Philadelphia.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at June 30, 2016 and December 31, 2015 were $4,132,000 and $4,694,000, respectively.

Average days sales outstanding (“DSO”) at June 30, 2016 was 111 days compared to 98 days at June 30, 2015 and 117 days at March 31, 2016.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  The increase in DSO in 2016 from 2015 was due to a slowing of collections from our clients in the Middle East, particularly Oman. Also, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

We used $783,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures.

Financing Activities

Net cash used in financing activities was $176,000.  We repaid $600,000 against the 2014 Term Loan Facility and $27,000 against the Philadelphia Industrial Corporation loan.  We had net borrowings of $348,000 under our credit facility.  We received $214,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options. We paid $111,000 as dividends to the noncontrolling interest.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) — Credit Losses:  Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU is effective for us commencing January 1, 2020 with early adoption permitted commencing January 1, 2019.  We are in the process of assessing the impact of this ASU on our consolidated financial statements.

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

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At June 30, 2016, our backlog was $949,000,000 compared to $866,000,000 at March 31, 2016.  Our net bookings during the second quarter of 2016 of $235,614,000, which equates to a book-to-bill ratio of 154.4%, exceeded our goal of at least 110%. This will continue to be a major area of focus in 2016. We estimate that approximately $414,000,000, or 43.6%, of the backlog at June 30, 2016 will be recognized during the twelve months subsequent to June 30, 2016.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of June 30, 2016:
Project Management	$892,000	94.0%	$357,000	86.2%
Construction Claims	57,000	6.0%	57,000	13.8%
Total	$949,000	100.0%	$414,000	100.0%

U.S./Canada	$399,000	42.0%	$137,000	33.1%
Latin America	15,000	1.6	13,000	3.1
Europe	53,000	5.6	36,000	8.7
Middle East	400,000	42.1	178,000	43.0
Africa	53,000	5.6	26,000	6.3
Asia/Pacific	29,000	3.1	24,000	5.8
Total	$949,000	100.0%	$414,000	100.0%

As of March 31, 2016:
Project Management	$804,000	92.8%	$337,000	84.5%
Construction Claims	62,000	7.2	62,000	15.5
Total	$866,000	100.0%	$399,000	100.0%

U.S./Canada	$406,000	46.9%	$138,000	34.6%
Latin America	16,000	1.8	13,000	3.3
Europe	55,000	6.3	38,000	9.5
Middle East	301,000	34.8	161,000	40.3
Africa	58,000	6.7	27,000	6.8
Asia/Pacific	30,000	3.5	22,000	5.5
Total	$866,000	100.0%	$399,000	100.0%

As of June 30, 2015:
Project Management	$895,000	94.8%	$379,000	88.6%
Construction Claims	49,000	5.2%	49,000	11.4%
Total	$944,000	100.0%	$428,000	100.0

U.S./Canada	$359,000	38.0%	$116,000	27.1%
Latin America	44,000	4.7	27,000	6.3
Europe	58,000	6.1	39,000	9.1
Middle East	401,000	42.5	203,000	47.4
Africa	35,000	3.7	20,000	4.7
Asia/Pacific	47,000	5.0	23,000	5.4
Total	$944,000	100.0%	$428,000	100.0%

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2015 Annual Report on Form 10-K for a complete discussion of the Company’s market risk.  There have been no material changes to the market risk information included in the Company’s 2015 Annual Report.

Item 4.                                 Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016.  Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2015 Annual Report on Form 10-K (“2015 Form 10-K), our disclosure controls and procedures were ineffective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended June 30, 2016, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2015 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A of our 2015 Form 10-K for the year ended December 31, 2015, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in our 2015 Form 10-K. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing existing procedures and controls to more thoroughly assess unusual significant items.  While we have completed out initial testing of these new controls and have concluded they are in place and operating as designed, we are monitoring their ongoing effectiveness, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

•                  Enhancing our close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2015, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, in our 2015 Form 10-K.

Part II — Other Information

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There have been no material changes pertaining to risk factors discussed in the Company’s 2015 Annual Report.

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

Dated: August 5, 2016
	By:	/s/ David L. Richter
David L. Richter
President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 5, 2016
	By:	/s/ John Fanelli III
John Fanelli III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: August 5, 2016
	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)