Form 10-Q
period 2016-09-30
Hill International, Inc.
filed 2016-11-14
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

There were 51,767,114 shares of the Registrant’s Common Stock outstanding at November 1, 2016.

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

HILL INTERNATIONAL, INC. AND SUBDISIARIES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$21,219	$24,089
Cash - restricted	3,710	4,435
Accounts receivable, less allowance for doubtful accounts of $72,262 and $63,748	229,892	243,417
Accounts receivable - affiliate	10,870	5,205
Prepaid expenses and other current assets	11,507	10,299
Income taxes receivable	5,035	4,146
Total current assets	282,233	291,591
Property and equipment, net	22,307	23,751
Cash - restricted, net of current portion	1,175	259
Retainage receivable	17,221	2,638
Acquired intangibles, net	11,560	14,659
Goodwill	75,899	74,893
Investments	4,738	8,386
Deferred income tax assets	19,274	19,724
Other assets	5,136	6,662
Total assets	$439,543	$442,563
Liabilities and Stockholders’ Equity

Current maturities of notes payable	$7,316	$4,357
Accounts payable and accrued expenses	105,825	112,457
Income taxes payable	5,287	9,064
Deferred revenue	8,697	11,310
Other current liabilities	9,665	5,860
Total current liabilities	136,790	143,048
Notes payable, net of current maturities	146,639	140,626
Retainage payable	870	1,929
Deferred income taxes	16,472	16,341
Deferred revenue	15,254	11,919
Other liabilities	11,084	10,661
Total liabilities	327,109	324,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $.0001 par value; 100,000 shares authorized, 58,726 shares and 58,335 shares issued at September 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in capital	189,049	188,869
Retained earnings (deficit)	(2,721)	1,205
Accumulated other comprehensive loss	(46,662)	(46,866)
	139,672	143,214
Less treasury stock of 6,959 shares and 6,743 shares at September 30, 2016 and December 31, 2015, at cost	(29,974)	(29,245)
Hill International, Inc. share of equity	109,698	113,969
Noncontrolling interests	2,736	4,070
Total equity	112,434	118,039
Total liabilities and stockholders’ equity	$439,543	$442,563

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Consulting fee revenue	$147,993	$158,579	$457,912	$469,458
Reimbursable expenses	19,960	20,356	61,851	61,393
Total revenue	167,953	178,935	519,763	530,851

Cost of services	81,241	89,345	265,052	268,174
Reimbursable expenses	19,960	20,356	61,851	61,393
Total direct expenses	101,201	109,701	326,903	329,567

Gross profit	66,752	69,234	192,860	201,284

Selling, general and administrative expenses	67,247	57,527	179,614	173,101
Share of loss of equity method affiliates	12	14	28	231
Operating profit	(507)	11,693	13,218	27,952

Interest expense and related financing fees, net	3,368	4,147	10,103	11,252
(Loss) earnings before income tax expense	(3,875)	7,546	3,115	16,700
Income tax expense	2,880	4,210	6,939	7,980
Net (loss) earnings	(6,755)	3,336	(3,824)	8,720

Less: net earnings — noncontrolling interests	111	388	102	675

Net (loss) earnings attributable to Hill International	$(6,866)	$2,948	$(3,926)	$8,045

Basic (loss) earnings per common share - Hill International, Inc.	$(0.13)	$0.06	$(0.08)	$0.16

Basic weighted average common shares outstanding	51,753	51,119	51,704	50,661

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.13)	$0.06	$(0.08)	$0.16
Diluted weighted average common shares outstanding	51,753	51,803	51,704	51,274

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) earnings	$(6,755)	$3,336	$(3,824)	$8,720
Foreign currency translation adjustment, net of tax	(1,638)	(8,630)	(1,257)	(15,910)
Other, net	79	(78)	135	(213)
Comprehensive loss	(8,314)	(5,372)	(4,946)	(7,403)
Comprehensive earnings (loss) attributable to noncontrolling interests	132	(2,992)	(1,223)	(6,728)
Comprehensive loss attributable to Hill International, Inc.	$(8,446)	$(2,380)	$(3,723)	$(675)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(3,824)	$8,720
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,705	8,286
Provision for bad debts	11,879	2,540
Amortization of deferred loan fees	1,334	1,333
Deferred tax expense (benefit)	663	(1,585)
Share based compensation	1,838	2,360
Changes in operating assets and liabilities, net:
Restricted cash	(69)	10,658
Accounts receivable	2,652	(57,690)
Accounts receivable - affiliate	(5,665)	(2,830)
Prepaid expenses and other current assets	(1,001)	(4,556)
Income taxes receivable	(756)	25
Retainage receivable	(14,583)	150
Other assets	5,191	1,009
Accounts payable and accrued expenses	(8,582)	15,194
Income taxes payable	(3,951)	1,455
Deferred revenue	124	589
Other current liabilities	2,639	7,398
Retainage payable	(1,308)	474
Other liabilities	385	2,878
Net cash used in operating activities	(5,329)	(3,592)

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(4,384)
Payments for purchase of property and equipment	(2,584)	(11,447)
Net cash used in investing activities	(2,584)	(15,831)

Cash flows from financing activities:
Payments on term loans	(900)	(900)
Net borrowings on revolving loans	8,950	15,152
Proceeds from Philadelphia Industrial Development Corporation loan	—	750
Payments on Philadelphia Industrial Development Corporation loan	(41)	(27)
Deferred acquisition price payments	(1,531)	—
Dividends paid to noncontrolling interest	(111)	(130)
Proceeds from stock issued under employee stock purchase plan	65	57
Proceeds from exercise of stock options	220	137
Net cash provided by financing activities	6,652	15,039
Effect of exchange rate changes on cash	(1,609)	(1,839)
Net decrease in cash and cash equivalents	(2,870)	(6,223)
Cash and cash equivalents — beginning of period	24,089	30,124
Cash and cash equivalents — end of period	$21,219	$23,901

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

Note 3 — Liquidity

The amount of consulting fee revenue (“CFR”) attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 49% of total consolidated CFR during the first nine months of 2016.  There has been significant political upheaval and civil unrest in these regions during this period.  The Company continues to experience a slowdown in its collections from its clients in the Middle East primarily due to the recent drop in oil prices.  This has put a considerable strain on the Company’s liquidity.   As a result, the Company has had to rely heavily on debt and equity transactions to fund its operations.  See Note 4 for a further discussion of issues related to our liquidity.

Note 4 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2016	December 31, 2015
Billed	$256,840	$267,592
Retainage, current portion	9,763	13,660
Unbilled	35,551	25,913
	302,154	307,165
Allowance for doubtful accounts	(72,262)	(63,748)
	$229,892	$243,417

Included in billed and unbilled accounts receivable are $14,926,000 and $4,827,000, respectively, related to change orders, claims and disputes at September 30, 2016.

In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transportation and Communications (the “MOTC”) in Oman. The original contract term expired in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project.  The Company began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (the “second extension”) and has since commenced additional work, which management expects to last approximately 18 months.  When the MOTC resumed payments in 2016, the Company received approximately $15,000,000 in March, approximately $1,800,000 in April, approximately $14,100,000 in June, approximately $3,200,000 in October and approximately $7,900,000 in November.  At September 30, 2016, accounts receivable from Oman totaled approximately $29,500,000.  After receipt of the October and November payments, approximately $7,900,000 was past due based on contractual terms.

In addition, there is approximately $16,100,000 included in non-current Retainage Receivable in the consolidated balance sheet at September 30, 2016.  Of that amount, approximately $8,000,000 relates to retention and approximately $8,100,000 relates to a Defect and Liability Period (“DLP”).  Retention represents five percent of each monthly invoice which is retained by MOTC.  Fifty percent of the retention will be released one year from the commencement of the DLP and the balance will be release upon the issuance of final Completion Certificates.  DLP represents the period by which the contractor must address any defect issues. This period commences upon the issuance of a “Taking Over Certificate” (by MOTC) to contractors for up to a period of 24 months and then final certificate closing the project.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.

Note 5 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2016		December 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$34,116	$24,147	$34,891	22,668
Acquired contract rights	2,278	2,011	12,256	11,287
Trade names	2,774	1,450	2,704	1,237
Total	$39,168	$27,608	$49,851	$35,192
Intangible assets, net	$11,560		$14,659

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$1,013	$1,578	$3,450	$4,609

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year Ending December 31,	Expense
2016 (remaining 3 months)	$903
2017	3,144
2018	2,051
2019	1,782
2020	1,286

Note 6 — Goodwill

The Company performs its annual goodwill impairment testing, by reporting unit, in the third quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performed its annual impairment test effective July 1, 2016. Based on a preliminary valuation, the fair value of the Project Management unit and the Construction Claims unit significantly exceeded their carrying values.

The following table summarizes the changes in the Company’s carrying value of goodwill during 2016 (in thousands):

	Project	Construction	Total
	Management	Claims	Goodwill
Balance, December 31, 2015	$49,739	$25,154	$74,893
Additions	—	—	—
Translation adjustments	2,578	(1,572)	1,006
Balance, September 30, 2016	$52,317	$23,582	$75,899

Note 7 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Accounts payable	$36,884	$44,200
Accrued payroll	48,379	50,724
Accrued subcontractor fees	7,831	5,905
Accrued agency fees	2,285	6,564
Accrued legal and professional fees	5,336	1,186
Other accrued expenses	5,110	3,878
	$105,825	$112,457

Note 8 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	September 30, 2016	December 31, 2015
Term Loan Facility	$112,890	$112,906
U.S. Revolving Credit Facility	22,500	17,500
International Revolving Credit Facility	11,836	10,715
Borrowings under revolving credit facilities with a consortium of banks in Spain	3,062	3,013
Borrowing under revolving credit facility with the National Bank of Abu Dhabi	2,998	—
Borrowing from Philadelphia Industrial Development Corporation	669	710
Other notes payable	—	139
	153,955	144,983
Less current maturities	7,316	4,357
Notes payable and long-term debt, net of current maturities	$146,639	$140,626

The Company and its subsidiary Hill International N.V. (the “Subsidiary”) are parties to a credit agreement with Société Générale (the “Agent”), TD Bank, N.A. and HSBC Bank USA, N.A. (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent (the “International Lender”) providing a €11,765,000 ($15,000,000 at closing and $13,199,000 at September 30, 2016) credit facility which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.

The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, for the trailing twelve months.  In the event of a default, the U.S. Lenders and the International Lender may increase the interest rates by 2.0%.  At September 30, 2016, the Company’s Consolidated Net Leverage Ratio was 3.19 to 1.00 which exceeded the 2.75 to 1.00 limit imposed by the Secured Credit Facilities and constituted a default.

The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the total of accounts receivable from all clients within any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) the total of accounts receivable from all clients located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable. The interest rate would be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels.  At September 30, 2016, the accounts receivable from Oman exceeded the limit described above, however, due to a payment received on October 6, 2016, the accounts receivable declined below the established limit.

In anticipation of the event of default upon delivery of the quarterly compliance certificate, the Company requested a waiver from the Agent.  On November 1, 2016, the Company obtained the waiver of the Excess Account Concentration covenant violation, the Consolidated Net Leverage Ratio default and the contractual 2% increase in the interest rate.  In connection with the waiver, the Company incurred a consent fee amounting to approximately $168,000 which will be charged to interest expense in the fourth quarter of 2016.

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

At September 30, 2016, the interest rate on the Term Loan was 7.75%.

The Company has the right to prepay the Term Loan Facility in full or in part at any time without premium or penalty.  The Company is required to make mandatory prepayments of the Term Loan Facility, without premium or penalty, (i) with net proceeds of any issuance or incurrence of indebtedness (other than that permitted under the Term Loan Facility) by the Company, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow (as defined in the agreement) for each fiscal year of the Borrowers (which percentage would be reduced to 25% if the Consolidated Net Leverage Ratio is equal to or less than 2.25 to 1.00 or reduced to 0% if the Consolidated Net Leverage Ratio is equal to or less than 1.50 to 1.00).

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

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which have been deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $4,710,000 and $5,594,000 are included as an offset against the Term Loan balances in the consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

Revolving Credit Facilities

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.  At September 30, 2016, the interest rate was 6.25%.

The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate (“EURIBOR”) for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.  At September 30, 2016, the interest rate was 3.63%.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At September 30, 2016, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $13,199,000 at September 30, 2016).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $1,800,000 and $2,250,000 are included in other assets in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 the Company had $5,006,000 of outstanding letters of credit under the U.S. Revolver.   Due to the default, the Company was precluded from utilizing any of the $2,494,000 of available borrowing capacity under the U.S. Revolver until the waiver was received on November 1, 2016, at which time the entire amount was available to be borrowed without violating the Consolidated Net Leverage Ratio.

At September 30, 2016, the Company had $1,008,000 of outstanding letters of credit and $1,218,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintains a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowings of up to €5,640,000 with interest at 6.50% on outstanding borrowings. At December 31, 2015, total availability under this facility was reduced to 50.0% of the initial limit.  At September 30, 2016, the total facility was approximately €2,670,000 (approximately $2,996,000) and borrowings outstanding were €2,669,000 (approximately $2,995,000).  The amount being financed (“Credit Contracts”) by each Financing Entity is between €189,000 (approximately $213,000) and €769,000 (approximately $863,000).  To guarantee Hill Spain’s obligations resulting from the Credit Contracts, Hill Spain provided a guarantee in favor of each one of the Financing Entities, which, additionally, and solely in the case of unremedied failure to make payment, and at the request of each of the Financing Entities, shall grant a first ranking pledge over a given percentage of corporate shares of Hill International Brasil Participacoes Ltda. for the principal, interest, fees, expenses or any other amount owed by virtue of the Credit Contracts, coinciding with the percentage of credit of each Financing Entity with respect to the total outstanding borrowings under this facility.  The facility expires on December 17, 2016 at which time the Company expects to pay off and terminate the facility.

Hill Spain also maintains an Instituto de Credito Oficial (“ICO”) loan with Bankia Bank in Spain for €60,000 (approximately $67,000) at September 30, 2016.  The availability is reduced by €15,000 on a quarterly basis. At September 30, 2016, total borrowings outstanding were €60,000 (approximately $67,000).  The interest rate at September 30, 2016 was 6.50%.  The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at September 30, 2016) collateralized by certain overseas receivables.  Borrowings outstanding were AED 11,012,000 (approximately $2,998,000 at September 30, 2016).  The interest rate is the one-month Emirate Interbank Offered Rate plus 3.00% (which would be 4.41% at September 30, 2016) but, in any event, no less than 5.50%.  This facility also allows for Letters of Guarantee of up to AED 200,000,000 (approximately $54,452,000 at September 30, 2016) of which AED 135,080,000 (approximately $36,777,000) was outstanding at September 30, 2016.  The credit facility is subject to periodic review by the bank.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380,000 Brazilian Reais (BRL) (approximately $730,000 at September 30, 2016), with a weighted average interest rate of 5.09% per month at September 30, 2016.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies.  At September 30, 2016, the maximum U.S. dollar equivalent of the commitments was $89,237,000 of which $40,362,000 is outstanding.

Note 9 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine Months Ended September 30,
	2016	2015
Interest and related financing fees paid	$8,915	$9,067

Income taxes paid	$9,435	$4,242

Increase in other current liabilities and decrease in additional paid-in capital related to ESA Put Options	$2,670	—

Reduction of noncontrolling interest in connection with acquisition of an additional interest in Engineering S.A.	$—	$(4,374)

Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$—	$3,894

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$—	$530

Increase in additional paid in capital from issuance of shares of common stock through cashless exercise of stock options	$729	$361

Note 10 — Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Options to purchase 6,480,000 shares and 6,478,000 shares were excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016, respectively, because they were antidilutive.  Dilutive stock options increased the average common shares outstanding by approximately 684,000 shares for the three months ended September 30, 2015 and by approximately 613,000 shares for the nine months ended September 30, 2015.  Options to purchase 3,208,000 shares and 3,773,000 shares were excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2015 because they were antidilutive.

Note 11 — Share-Based Compensation

At September 30, 2016, the Company had approximately 6,932,000 options outstanding with a weighted average exercise price of $4.10.  During the nine months ended September 30, 2016, the Company granted 765,000 options which vest over a five-year period and 10,101 options which vested immediately. The options have a weighted-average exercise price of $4.30 and a weighted average contractual life of 6.97 years. The aggregate fair value of the options was $1,075,000 calculated using the Black-Scholes valuation model.  The weighted average assumptions used to calculate fair value were: expected life — 4.97 years; volatility — 57.4% and risk-free interest rate — 1.24%.  During the first nine months of 2016, options for approximately 369,000 shares with a weighted average exercise price of $2.62 were exercised, options for approximately 1,104,000 shares with a weighted average exercise price of $6.86 lapsed and options for 82,000 shares with a weighted average exercise price of $4.24 were forfeited.

During the nine months ended September 30, 2016, employees purchased approximately 19,000 common shares, for an aggregate purchase price of $65,000, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $581,000 and $899,000 for the three months ended September 30, 2016 and 2015, respectively, and $1,838,000 and $2,360,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2016 (in thousands):

		Hill International,	Noncontrolling
	Total	Inc. Stockholders	Interests
Stockholders’ equity, December 31, 2015	$118,039	$113,969	$4,070
Net (loss) earnings	(3,824)	(3,926)	102
Other comprehensive (loss)	(1,122)	203	(1,325)
Comprehensive earnings (loss)	(4,946)	(3,723)	(1,223)
Additional paid in capital	2,851	2,851	—
Cashless exercise of stock options	(729)	(729)	—
Adjustment related to ESA Put Options	(2,670)	(2,670)
Dividends paid to noncontrolling interest	(111)	—	(111)
Stockholders’ equity, September 30, 2016	$112,434	$109,698	$2,736

During March 2016, certain officers exercised an aggregate of 297,489 options with an exercise price of $2.45 through the Company on a cashless basis.  The Company withheld 215,158 shares as payment for the options and placed those shares in treasury.  The officers received a total of 112,331 shares from this transaction.

During the nine months ended September 30, 2016, the Company received $220,000 in cash from the exercise of stock options.

Note 13 — Income Taxes

The effective tax rates for the three months ended September 30, 2016 and 2015 were (74.3)% and 55.8%, respectively, and 222.8% and 47.8% for the nine months ended September 30, 2016 and 2015, respectively.  The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. There was no change in the reserve for uncertain tax positions for the three months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, the Company recognized an income tax (benefit) expense related to an increase in the reserve for uncertain tax positions amounting to $(14,000) and $245,000, respectively.  In addition, the Company recognized an income tax expense (benefit) resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $0 and ($37,000) for the three months ended September 30, 2016 and 2015, respectively, and $535,000 and ($37,000) for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income tax benefit related to the U.S. net operating loss and various foreign withholding taxes.

The components of earnings (loss) before income taxes and the related income tax expense by United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Earnings (loss) before income taxes	$(7,316)	$3,441	$(3,875)	$(2,541)	$10,087	$7,546
Income tax expense, net	$—	$2,880	$2,880	$—	$4,210	$4,210

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Earnings (loss) before income taxes	$(20,805)	$23,920	$3,115	$(22,529)	$39,229	$16,700
Income tax expense, net	$—	$6,939	$6,939	$—	$7,980	$7,980

The reserve for uncertain tax positions amounted to $ 939,000 and $1,220,000 at September 30, 2016 and December 31, 2015, respectively, and is included in “Other liabilities” in the consolidated balance sheets at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both September 30, 2016 and December 31, 2015, potential interest and penalties related to uncertain tax positions amounted to $500,000 and was included in the balance above.

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

The following tables reflect the required disclosures for the Company’s reportable segments (in thousands):

Consulting Fee Revenue (“CFR”)

	Three Months Ended September 30,
	2016		2015
Project Management	$106,868	72.2%	$116,541	73.5%
Construction Claims	41,125	27.8	42,038	26.5
Total	$147,993	100.0%	$158,579	100.0%

Total Revenue

	Three Months Ended September 30,
	2016		2015
Project Management	$125,872	74.9%	$135,539	75.7%
Construction Claims	42,081	25.1	43,396	24.3
Total	$167,953	100.0%	$178,935	100.0%

Operating Profit (Loss) by Geographic Region:

	Three Months Ended September 30,
	2016	2015
U.S./Canada	$6,546	$5,939
Latin America	(238)	531
Europe	13	2,105
Middle East	4,165	11,935
Africa	1,023	(398)
Asia/Pacific	(1,466)	(105)
Corporate	(10,550)	(8,314)
Total	$(507)	$11,693

U.S	$6,297	$5,686
Non - U.S.	3,746	14,321
Corporate	(10,550)	(8,314)
Total	$(507)	$11,693

Depreciation and Amortization Expense:

	Three Months Ended September 30,
	2016	2015
Project Management	$1,646	$1,924
Construction Claims	705	787
Subtotal segments	2,351	2,711
Corporate	154	152
Total	$2,505	$2,863

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,
	2016		2015
U.S./Canada	$42,756	28.9%	$38,569	24.3%
Latin America	5,832	3.9	8,347	5.3
Europe	20,953	14.2	23,476	14.8
Middle East	62,609	42.3	72,441	45.7
Africa	7,201	4.9	7,225	4.5
Asia/Pacific	8,642	5.8	8,521	5.4
Total	$147,993	100.0%	$158,579	100.0%

U.S.	$42,000	28.4%	$37,854	23.9%
Non-U.S.	105,993	71.6	120,725	76.1
Total	$147,993	100.0%	$158,579	100.0%

During the third quarter ended September 30, 2016, consulting fee revenue for the United Arab Emirates amounted to $25,016,000 representing 16.9% of the total. No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

During the third quarter ended September 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $29,642,000 representing 18.7% of the total. No other country other than the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Three Months Ended September 30,
	2016		2015
U.S./Canada	$57,687	34.3%	$53,554	29.9%
Latin America	5,867	3.5	8,398	4.7
Europe	21,978	13.1	24,814	13.9
Middle East	65,617	39.1	75,320	42.1
Africa	8,076	4.8	8,205	4.6
Asia/Pacific	8,728	5.2	8,644	4.8
Total	$167,953	100.0%	$178,935	100.0%

U.S.	$56,920	33.9%	$52,774	29.5%
Non-U.S.	111,033	66.1	126,161	70.5
Total	$167,953	100.0%	$178,935	100.0%

During the third quarter ended September 30, 2016, total revenue for the United Arab Emirates amounted to $26,359,000 representing 15.7% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the third quarter ended September 30, 2015, total revenue for the United Arab Emirates amounted to $30,910,000 representing 17.3% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Three Months Ended September 30,
	2016		2015
U.S. federal government	$2,382	1.6%	$2,295	1.4%
U.S. state, regional and local governments	26,540	17.9	21,630	13.6
Foreign governments	41,971	28.4	51,136	32.3
Private sector	77,100	52.1	83,518	52.7

Total	$147,993	100.0%	$158,579	100.0%

Total Revenue By Client Type:

	Three Months Ended September 30,
	2016		2015
U.S. federal government	$3,088	1.8%	$2,802	1.6%
U.S. state, regional and local governments	41,553	24.7	34,793	19.4
Foreign governments	45,450	27.1	54,578	30.5
Private sector	77,862	46.4	86,762	48.5

Total	$167,953	100.0%	$178,935	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	September 30, 2016	December 31, 2015
U.S./Canada	$13,388	$13,581
Latin America	991	1,031
Europe	2,943	3,084
Middle East	3,394	3,980
Africa	848	1,120
Asia/Pacific	743	955
Total	$22,307	$23,751

U.S.	$13,388	$13,581
Non-U.S.	8,919	10,170
Total	$22,307	$23,751

Consulting Fee Revenue (“CFR”)

	Nine Months Ended September 30,
	2016		2015
Project Management	$333,573	72.8%	$345,122	73.5%
Construction Claims	124,339	27.2	124,336	26.5
Total	$457,912	100.0%	$469,458	100.0%

Total Revenue

	Nine Months Ended September 30,
	2016		2015
Project Management	$392,087	75.4%	$402,586	75.8%
Construction Claims	127,676	24.6	128,265	24.2
Total	$519,763	100.0%	$530,851	100.0%

Operating Profit (Loss) by Geographic Region:

	Nine Months Ended September 30,
	2016	2015
U.S. / Canada	$16,266	$13,158
Latin America	(769)	262
Europe	1,987	1,028
Middle East	23,201	41,130
Africa	1,910	(158)
Asia/Pacific	(1,515)	(830)
Corporate	(27,862)	(26,638)
Total	$13,218	$27,952

U.S.	$15,603	$12,336
Non - U.S.	25,477	42,254
Corporate	(27,862)	(26,638)
Total	$13,218	$27,952

Depreciation and Amortization Expense:

	Nine Months Ended September 30,
	2016	2015
Project Management	$5,038	$5,637
Construction Claims	2,204	2,349
Subtotal segments	7,242	7,986
Corporate	463	300
Total	$7,705	$8,286

Consulting Fee Revenue by Geographic Region:

	Nine Months Ended September 30,
	2016		2015
U.S./Canada	$123,416	27.0%	$113,735	24.2%
Latin America	17,728	3.9	23,011	4.9
Europe	64,555	14.1	64,905	13.8
Middle East	205,385	44.9	222,572	47.5
Africa	20,950	4.6	21,329	4.5
Asia/Pacific	25,878	5.5	23,906	5.1
Total	$457,912	100.0%	$469,458	100.0%

U.S.	$121,287	26.5%	$111,436	23.7%
Non-U.S.	336,625	73.5	358,022	76.3
Total	$457,912	100.0%	$469,458	100.0%

During the nine months ended September 30, 2016, consulting fee revenue for the United Arab Emirates amounted to $86,596,000 representing 18.9% of the total.  No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

During the nine months ended September 30, 2015, consulting fee revenue for the United Arab Emirates amounted to $83,613,000 representing 17.8% of the total. No other country except the United States accounted for 10% or more of consolidated consulting fee revenue.

Total Revenue by Geographic Region:

	Nine Months Ended September 30,
	2016		2015
U.S./Canada	$170,027	32.7%	$159,169	30.0%
Latin America	17,831	3.4	23,092	4.3
Europe	67,347	13.0	68,534	12.9
Middle East	214,750	41.3	231,314	43.6
Africa	23,706	4.6	24,444	4.6
Asia/Pacific	26,102	5.0	24,298	4.6
Total	$519,763	100.0%	$530,851	100.0%

U.S.	$167,819	32.3%	$156,715	29.5%
Non-U.S.	351,944	67.7	374,136	70.5
Total	$519,763	100.0%	$530,851	100.0%

During the nine months ended September 30, 2016, total revenue for the United Arab Emirates amounted to $91,082,000 representing 17.5% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

During the nine months ended September 30, 2015, total revenue for the United Arab Emirates amounted to $85,898,000 representing 16.2% of the total. No other country except for the United States accounted for 10% or more of consolidated total revenue.

Consulting Fee Revenue By Client Type:

	Nine Months Ended September 30,
	2016		2015
U.S. federal government	$7,252	1.6%	$7,061	1.5%
U.S. state, regional and local governments	74,663	16.3	63,921	13.6
Foreign governments	139,499	30.5	160,694	34.2
Private sector	236,498	51.6	237,782	50.7
Total	$457,912	100.0%	$469,458	100.0%

Total Revenue By Client Type:

	Nine Months Ended September 30,
	2016		2015
U.S. federal government	$8,809	1.7%	$8,651	1.6%
U.S. state, regional and local governments	117,369	22.6	101,402	19.1
Foreign governments	150,010	28.9	171,615	32.4
Private sector	243,575	46.8	249,183	46.9
Total	$519,763	100.0%	$530,851	100.0%

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

Acquisition-Related Contingencies

As of September 30, 2016, our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,655,000 at September 30, 2016). The Company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at September 30, 2016. The amount is subject to negotiation and any difference will be recorded upon completion of the transaction.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  The sellers of Cadogans are entitled to an earn-out based upon the average earnings before interest, taxes, depreciation and amortization for the two-year period ending on October 31, 2016 (which amount shall not be less than £0 or more than £200,000). The Company accrued the potential additional consideration of £200,000 ($259,000) which is included in other current liabilities in the consolidated balance sheet at September 30, 2016.

Two of the selling shareholders of Cadogans may receive an earn-out in annual installments of up to £100,000 ($130,000) at September 30, 2016), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2016, 2017, 2018 and 2019 is greater than £396,000 ($513,000).  Based upon preliminary results, it appears that the two shareholders will receive an earnout amounting to £100,000 ($130,000) of which £92,000 ($120,000) has been accrued and charged to earnings for the three and nine months ended September 30, 2016.

In connection with the acquisition of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”) on April 15, 2015, the Company had accrued approximately TRY 1,700,000 for a potential earn out which would be payable if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeded TRY 3,500,000.  A lesser amount would have been payable if EBITDA was between TRY 3,200,000 and TRY 3,500,000.  IMS’s EBITDA through the one-year anniversary of the acquisition date was not sufficient to earn any of the Additional Purchase Price and the liability was eliminated by a credit of approximately $673,000 to selling, general and administrative expenses for the nine month period ended September 30, 2016.

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

The recent drop in global oil prices has had a negative impact on the construction industry, particularly in the Middle East, where existing projects have been suspended or have had scope reductions.  Also, political upheaval and civil unrest have negatively affected business in the region.  This trend could continue for the next few years.

CFR decreased $10,586,000, or 6.7%, to $147,993,000 during the third quarter of 2016 from $158,579,000 during the third quarter of 2015.  CFR for the Project Management segment decreased $9,673,000 principally due to decreases in the Middle East, where three large projects were completed and several existing projects have been suspended or have had scope reductions, and Latin America, partially offset by increases in the United States.  CFR for the Construction Claims segment decreased by $913,000, or 2.2%, due primarily to decreases in Europe and Asia/Pacific, partially offset by increases in the Middle East.

CFR decreased $11,546,000, or 2.5%, to $457,912,000 during the nine months ended September 30, 2016 from $469,458,000 during the nine months ended September 30, 2015.  CFR for the Project Management segment decreased $11,549,000 principally due to decreases in the Middle East, as noted above, and Latin America, partially offset by increases in the United States. CFR for the Construction Claims segment was essentially flat due primarily to increases in the United Kingdom and the Middle East, offset by decreases in the United States.

Net loss attributable to Hill was ($6,866,000) during the third quarter of 2016 compared to net earnings of $2,948,000 during the third quarter of 2015.  The decrease was due to a lower volume of work and declining margins in the Middle East as well as increased operating expenses.

Diluted loss per common share was ($0.13) during the third quarter of 2016 based upon 51,753,000 diluted common shares outstanding compared to diluted earnings per common share of $0.06 during the third quarter of 2015 based upon 51,803,000 diluted common shares outstanding.

Net loss attributable to Hill was ($3,926,000) during the nine months ended September 30, 2016 compared to net earnings of $8,045,000 during the nine months ended September 30, 2015.  The decrease was due to a lower volume of work and declining margins in the Middle East as well as increased operating expenses.

Diluted loss per common share was ($0.08) during the nine months ended September 30, 2016 based upon 51,704,000 diluted common shares outstanding compared to diluted earnings per common share of $0.16 during the nine months ended September 30, 2015 based upon 51,274,000 diluted common shares outstanding.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to

Three Months Ended September 30, 2015

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Three Months Ended September 30,
	2016		2015		Change
Project Management	$106,868	72.2%	$116,541	73.5%	$(9,673)	(8.3)%
Construction Claims	41,125	27.8	42,038	26.5	(913)	(2.2)
Total	$147,993	100.0%	$158,579	100.0%	$(10,586)	(6.7)%

The decrease in CFR was primarily due to decreased work in the Middle East where the recent drop in oil prices has had a negative effect on funding for construction projects, some of which have been suspended or have had scope reductions.  Also, political upheaval and civil unrest has generally had a negative effect on business in the region.  This trend could continue for the next few years.

The decrease in Project Management CFR included a $13,880,000 decrease in international projects and an increase of $4,207,000 in domestic projects.   The decrease in international Project Management CFR was due primarily to decreases throughout the Middle East and Brazil.  The increase in domestic Project Management CFR included increases primarily in the Northeast and Southern Regions.

The decrease in Construction Claims CFR was primarily due to decreases in the United Kingdom, the United States and Asia/Pacific, partially offset by increases in the Middle East.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended September 30,
	2016		2015		Change
Project Management	$19,004	95.2%	$18,998	93.3%	$6	—%
Construction Claims	956	4.8	1,358	6.7	(402)	(29.6)
Total	$19,960	100.0%	$20,356	100.0%	$(396)	(1.9)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of earnings.  The decrease in Construction Claims reimbursable expense is primarily due to lower direct job related expenses in the United Kingdom and the Middle East.

Cost of Services (dollars in thousands)

	Three Months Ended September 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$63,325	77.9%	59.3%	$70,459	78.9%	60.5%	$(7,134)	(10.1)%
Construction Claims	17,916	22.1	43.6	18,886	21.1	44.9	(970)	(5.1)
Total	$81,241	100.0%	54.9%	$89,345	100.0%	56.3%	$(8,104)	(9.1)%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The decrease in Project Management cost of services is primarily due to decreases in the Middle East due to staffing reductions in line with lower CFR, partially offset by increases in the United States in support of increased work. The decrease in the Construction Claims cost of services is primarily due to decreased direct labor in the United Kingdom and the United States in line with lower CFR.

Gross Profit (dollars in thousands)

	Three Months Ended September 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$43,543	65.2%	40.7%	$46,082	66.6%	39.5%	$(2,539)	(5.5)%
Construction Claims	23,209	34.8	56.4	23,152	33.4	55.1	57	0.2
Total	$66,752	100.0%	45.1%	$69,234	100.0%	43.7%	$(2,482)	(3.6)%

The decrease in Project Management gross profit included a decrease of $3,931,000 from international operations, primarily as a result of reduced contractual rates and a lower volume of work in the Middle East and a volume decrease in Latin America.  This was partially offset by an increase of $1,392,000 in domestic operations primarily the Northeast and Southern regions.

The Construction Claims gross profit was essentially flat with increases in the Middle East partially offset by decreases in the United Kingdom and Asia/Pacific.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended September 30,
	2016		2015		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$67,247	45.4%	$57,527	36.3%	$9,720	16.9%

The increase in selling, general and administrative expenses included the following:

•                  An increase of $7,983,000 in bad debt expense primarily for increased reserves for certain accounts receivable in the Middle East and Asia/Pacific;

•                  A increase in legal fees of $2,567,000 due primarily to costs related to the proxy contest; and

•                  A decrease in amortization expense of $566,000 as certain acquired intangible assets have become fully amortized.

Operating Profit (dollars in thousands)

	Three Months Ended September 30,
	2016		2015		Change
		% of CFR		% of CFR
Project Management	$6,500	6.1%	$15,438	13.2%	$(8,938)	(57.9)%
Share of loss of equity method affiliate	(12)	(0.0)	(14)	(0.0)	2	14.3
Total Project Management	6,488	6.1	15,424	13.2	(8,936)	(57.9)
Construction Claims	3,554	8.6	4,582	10.9	(1,028)	(22.4)
Corporate	(10,549)		(8,313)		(2,236)	26.9
Total	$(507)	(0.3)%	$11,693	7.4%	$(12,200)	(104.3)%

The decrease in Project Management operating profit was primarily due to the increase of $7,197,000 in bad debt reserves due to delays in payments or short pays against accounts receivable coupled with a decline in CFR in the Middle East, largely in Oman, the United Arab Emirates, Qatar and Iraq.

The decrease in Construction Claims operating profit was primarily due to CFR decreases in the United Kingdom and Asia/Pacific, partially offset by increases in the Middle East and higher bad debt expense of $786,000.

Corporate expenses increased by $2,236,000 which was primarily due to increases in legal fees associated with the proxy contest.  Corporate expenses represented 7.1% of CFR during the third quarter ended September 30, 2016 compared to 5.2% during the third quarter ended September 30, 2015.

Interest Expense and Related Financing Fees, net

Net interest and related financing fees decreased $779,000 to $3,368,000 in the three months ended September 30, 2016 as compared with $4,147,000 in the three months ended September 30, 2015.  The decrease was primarily due to interest of $607,000 paid to a subcontractor in 2015 as a result of a legal settlement.

Income Taxes

For the three months ended September 30, 2016 and 2015, the Company recognized income tax expense of $2,880,000 and $4,210,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize. For the three months ended September 30, 2016, there was no change in the reserve for uncertain tax positions.  The Company recognized an income tax benefit for the three months ended September 30, 2015 of $37,000 resulting from adjustments to agree the prior year book amount to the actual amounts per the tax return.

The effective income tax rates for the three months ended September 30, 2016 and 2015 were (74.3%) and 55.8%, respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net (Loss) Earnings Attributable to Hill International, Inc.

Net loss attributable to Hill International, Inc. for the three months ended September 30, 2016 was ($6,866,000), or ($0.13) per diluted common share, based on 51,753,000 diluted common shares outstanding, as compared to net earnings for the three months ended September 30, 2015 of $2,948,000, or $0.06 per diluted common share, based upon 51,803,000 diluted common shares outstanding.

Nine Months Ended September 30, 2016 Compared to

Nine Months Ended September 30, 2015

Consulting Fee Revenue (“CFR”) (dollars in thousands)

	Nine Months Ended September 30,
	2016		2015		Change
Project Management	$333,573	72.8%	$345,122	73.5%	$(11,549)	(3.3)%
Construction Claims	124,339	27.2	124,336	26.5	3	—
Total	$457,912	100.0%	$469,458	100.0%	$(11,546)	(2.5)%

The decrease in CFR included an organic decrease of 2.8% primarily in the Middle East and Latin America, partially offset by an increase of 0.3% due to the acquisition of IMS Proje Yonetimi ve Danismanlik A.S. (“IMS”) in April 2015.  The recent drop in oil prices, as well as ongoing political upheaval and civil unrest, has had a negative effect on business, particularly the construction industry, in the Middle East where construction projects have been suspended or have had scope reductions.  This trend could continue for the next few years.

The decrease in Project Management CFR included an organic decrease of 3.8%, partially offset by an increase of 0.5% due to the acquisition of IMS. The decrease included a $21,551,000 decrease in international projects, partially offset by an increase of $10,002,000 in domestic projects.  The decrease in international Project Management CFR was due primarily to decreases in the Middle East and Latin America. The increase in domestic CFR occurred throughout the United States.

Construction Claims CFR was essentially flat with increases in the Middle East, Europe and Australia offset by decreases in the United States and Latin America.

Reimbursable Expenses (dollars in thousands)

	Nine Months Ended September 30,
	2016		2015		Change
Project Management	$58,514	94.6%	$57,464	93.6%	$1,050	1.8%
Construction Claims	3,337	5.4	3,929	6.4	(592)	(15.1)
Total	$61,851	100.0%	$61,393	100.0%	$458	0.7%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The increase in Project Management reimbursable expense is primarily due to higher use of subcontractors in our Mid-Atlantic region, partially offset by a decrease in subcontractors in the Northeast region.  The decrease in Construction Claims reimbursable expense is primarily due to decreases in the United Kingdom and the Middle East.

Cost of Services (dollars in thousands)

	Nine Months Ended September 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$209,470	79.0%	62.8%	$212,565	79.3%	61.6%	$(3,095)	(1.5)%
Construction Claims	55,582	21.0	44.7	55,609	20.7	44.7	(27)	(0.0)
Total	$265,052	100.0%	57.9%	$268,174	100.0%	57.1%	$(3,122)	(1.2)%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The decrease in Project Management cost of services is primarily due to decreases in the Middle East direct labor due to lower CFR, partially offset by increased direct labor in the United States supporting increased CFR.

Gross Profit (dollars in thousands)

	Nine Months Ended September 30,
	2016			2015			Change
			% of CFR			% of CFR
Project Management	$124,103	64.3%	37.2%	$132,557	65.9%	38.4%	$(8,454)	(6.4)%
Construction Claims	68,757	35.7	55.3	68,727	34.1	55.3	30	—
Total	$192,860	100.0%	42.1%	$201,284	100.0%	42.9%	$(8,424)	(4.2)%

The decrease in Project Management gross profit included decreases throughout the Middle East and Latin America partially offset by increases in the United States.

Construction Claims gross profit, which was essentially flat compared to last year, included increases in the United Kingdom and the Middle East, partially offset by decreases in the United States and Asia/Pacific.

The overall gross profit percentage decreased due to lower margins achieved in the Middle East, primarily Oman and Qatar.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Nine Months Ended September 30,
	2016		2015		Change
		% of		% of
		CFR		CFR
SG&A Expenses	$179,614	39.2%	$173,101	36.9%	$6,513	3.8%

The increase in selling general and administrative expenses was primarily due to the following:

•                  An increase of $9,338,000 in bad debt expense primarily for increased reserves for certain accounts receivable in the Middle East and Asia/Pacific;

•                  An increase in legal fees of $1,236,000 due primarily to higher legal costs incurred in 2016 compared to 2015 in connection with the proxy contests in both years partially offset by an employee labor dispute amounting to $1,048,000 in 2015;

•                  A decrease in unapplied and indirect labor of $1,362,000 due to staff reductions in late 2015 and early 2016 due to decreased CFR;

•                  A decrease of $1,159,000 in amortization expense as certain acquired intangible assets have become fully amortized; and

•                  A credit for a previously accrued earn-out liability of $673,000 related to the IMS acquisition which was not earned as of the twelve month measurement date.

Operating Profit (dollars in thousands)

	Nine Months Ended September 30,
	2016		2015		Change
		% of CFR		% of CFR
Project Management	$30,123	9.0%	$43,268	12.5%	$(13,145)	(30.4)%
Share of loss of equity method affiliate	(28)	(0.0)	(231)	(0.1)	203	(87.9)
Total Project Management	30,095	9.0	43,037	12.4	(12,942)	(30.1)
Construction Claims	10,983	8.8	11,687	9.4	(704)	(6.0)
Corporate	(27,860)		(26,772)		(1,088)	4.1
Total	$13,218	2.9%	$27,952	6.0%	$(14,734)	(52.7)

The decrease in Project Management operating profit was due primarily to the increase of $9,061,000 of bad debts expense primarily in the Middle East coupled with a decline in CFR throughout the Middle East partially offset by an increase in the United States.

The decrease in Construction Claims operating profit was primarily due to CFR decreases in the United Kingdom, Asia/Pacific and the United States and to higher bad debt expense of $277,000

Corporate expenses increased by $1,088,000 primarily due to legal fees associated with the proxy contest.  Corporate expenses represented 6.1% of CFR during the nine months ended September 30, 2016 compared to 5.7% during the nine months ended September 30, 2015.

Interest Expense and Related Financing Fees, net

Interest and related financing fees decreased $1,149,000 to $10,103,000 during the nine months ended September 30, 2016 compared to $11,252,000 during the nine months ended September 30, 2015 primarily due to interest of $607,000 paid to a subcontractor in 2015 as a result of a legal settlement.

Income Taxes

For the nine months ended September 30, 2016 and 2015, the Company recognized an income tax expense of $6,939,000 and $7,980,000, respectively.  The income tax expense in both periods was related to the pre-tax income generated from foreign operations adjusted for discrete items during the period and without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.  For the nine months ended September 30, 2016 and 2015, the Company recognized an income tax (benefit) expense related to an increase in the reserve for uncertain tax positions totaling $(14,000) and $245,000, respectively, primarily due to tax positions taken in foreign jurisdictions.  The Company also recognized an income tax expense (benefit) resulting from adjustments to agree the prior year’s book amounts to the actual amounts per the tax returns totaling $535,000 and $(37,000) in the nine months ended September 30, 2016 and 2015, respectively.

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 222.8% and 47.8%, respectively.  For both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of various foreign withholding taxes and not being able to record an income tax benefit related to the U.S. net operating loss.

Net (Loss) Earnings Attributable to Hill International, Inc.

Net loss attributable to Hill International, Inc. for the nine months ended September 30, 2016 was ($3,926,000), or ($0.08) per diluted common share, based upon 51,704,000 diluted common shares outstanding, as compared to net earnings for the nine months ended September 30, 2015 of $8,045,000, or $0.16 per diluted common share, based upon 51,274,000 diluted common shares outstanding.

Non-GAAP Financial Measures

EBITDA, a non-GAAP performance measure used by management, is defined as net earnings plus interest expense, income tax expense and depreciation and amortization, as shown in the table below. EBITDA does not purport to be an alternative to net earnings as a measure of financial and operating performance or ability to generate cash flows from operations that are available for taxes and capital expenditures. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, and depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

Using EBITDA as a performance measure has material limitations as compared to net earnings, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money in order to finance transactions and operations, interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net earnings. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net earnings in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net earnings to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) earnings	$(6,866)	$2,948	$(3,926)	$8,045
Interest expense, net	3,368	4,147	10,103	11,252
Income tax expense	2,880	4,210	6,939	7,980
Depreciation and amortization	2,505	2,863	7,705	8,286
EBITDA	$1,887	$14,168	$20,821	$35,563

Liquidity and Capital Resources

At September 30, 2016, our primary sources of liquidity consisted of $21,219,000 of cash and cash equivalents, of which $19,337,000 was on deposit in foreign locations, and $1,218,000 of available borrowing capacity under our various credit facilities.  At September 30, 2016, we were in default of our Consolidated Net Leverage Ratio.  On November 1, 2016, we received a waiver of the default from the Agent.  Afterwards, we had $2,494,000 of available borrowing capacity under our domestic credit agreement, all of which is available to be borrowed without violating the Consolidated Net Leverage Ratio covenant.  See Note 8 to our consolidated financial statements for a description of our credit facilities and term loan.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.  If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives.  See “Sources of Additional Capital” for further information.

In 2012, we commenced operations on the Oman Airport project with the Ministry of Transportation and Communications (“MOTC”).  The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”) (which was subsequently approved in March 2016) and we continued to work on the Oman Airport project.  We began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices. In December 2015, we began discussions with the MOTC on a second extension of time amendment and have since commenced additional work, which we expect to last approximately 18 months.  When the MOTC resumed payments in 2016, we received approximately $15,000,000 in March, approximately $1,800,000 in April, approximately $14,100,000 in June, approximately $3,200,000 in October and approximately $7,900,000 in November.  At September 30, 2016, accounts receivable from Oman totaled approximately $29,500,000.  After receipt of the October and November payments, approximately $7,900,000 was past due based on contractual terms.  Although MOTC has not made payments under the contractual terms of the first extension and second extension amendments, we have received full payment under the first extension and believe that the same will hold true for the second extension as there is no evidence to the contrary.  In fact, there are multiple indicators that we will receive payment:  Oman is a wealthy, stable and solvent country which recently raised funds in the capital markets to help finance its 2016 budget, the MOTC has certified the past due invoices, MOTC is committed to paying its obligations to us including consideration of a payment plan, and we have received significant payments totaling $11,100,000 during the past two months and a total of approximately $42,000,000 in 2016.

The amount of CFR attributable to operations in the Middle East and Africa has grown from approximately 32% in 2011 to approximately 49% of total consolidated CFR in the first nine months of 2016. We have recently experienced a slowdown in collections from our clients in the Middle East primarily due to the recent drop in oil prices. This has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt and equity transactions for our liquidity needs over the next 18 months.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option with a value of BRL 8,656,000 (approximately $2,655,000 at September 30, 2016). This amount is subject to negotiation with the three minority shareholders.

Hill Spain also maintains a revolving credit facility with six banks.  At September 30, 2016, outstanding borrowings were approximately $2,995,000.  The facility expires on December 17, 2016 and will be paid off and terminated.

On October 31, 2014, our subsidiary Hill International (UK) Ltd. acquired all of the outstanding common stock of Angus Octan Scotland Ltd., which included its subsidiary companies Cadogan Consultants Ltd., Cadogan Consult Ltd. and Cadogan International Ltd. (collectively, “Cadogans”).  The sellers of Cadogans are entitled to an earn out of £200,000 based upon Cadogans’ average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the two-year period ending on October 31, 2016.  Based on preliminary information, it appears that EBITDA is sufficient to earn the £200,000 ($259,000).

Two of the selling shareholders of Cadogans may receive an earn-out in annual installments of up to £100,000 ($130,000) at September 30, 2016), which will be charged to earnings, provided that Cadogans’ EBITDA for each of the years ending October 31, 2016, 2017, 2018 and 2019 is greater than £396,000 ($513,000).  Based upon preliminary results, it appears that the two shareholders will receive an earnout amounting to £100,000 ($130,000) of which £92,000 ($120,000) has been accrued and charged to earnings for the three and nine months ended September 30, 2016.

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

At September 30, 2016, we had $1,218,000 of available borrowing capacity under our various foreign credit agreements.  On September 30, 2016, we were in default of our Consolidated Net Leverage Ratio covenant.  On November 1, 2016, we received a waiver of the default from the Agent.  Afterwards, we had $2,494,000 of available borrowing capacity under our domestic credit agreement, all of which is available to be borrowed without violating the Consolidated Net Leverage Ratio covenant.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2016, we had approximately $48,875,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity During the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2016, our cash and cash equivalents decreased by $2,870,000 to $21,219,000.  Cash used in operations was $5,329,000, cash used in investing activities was $2,584,000 and cash provided by financing activities was $6,652,000.  We also experienced a decrease in cash of $1,609,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $5,329,000 for the nine months ended September 30, 2016.  This compares to cash used in operating activities of $3,592,000 for the nine months ended September 30, 2015. We had a consolidated net loss in the nine months ended September 30, 2016 amounting to $3,824,000 compared to consolidated net earnings of $8,720,000 in the nine months ended September 30, 2015.  Depreciation and amortization was $7,705,000 in the nine months ended September 30, 2016 compared to $8,286,000 in the nine months ended September 30, 2015; the decrease in this category is primarily due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years offset by amortization of intangibles arising from the acquisitions of Cadogans and IMS and the increase in property and equipment primarily related to the relocation of our corporate headquarters to Philadelphia.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at September 30, 2016 and December 31, 2015 were $4,886,000 and $4,694,000, respectively.

Average days sales outstanding (“DSO”) at September 30, 2016 was 118 days compared to 98 days at September 30, 2015 and 111 days at June 30, 2016.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  Generally, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.  The increase in DSO in 2016 from 2015 was due to a slowing of collections from our clients in the Middle East, particularly Oman.

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

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments within our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business, as well as our acquisition activity.

Investing Activities

We used $2,584,000 for the purchase of leasehold improvements, computers, office equipment, furniture and fixtures. Of this amount, $1,500,000 was used to implement a database system for our Human Resource department.

Financing Activities

Net cash provided by financing activities was $6,652,000.  We repaid $900,000 against the 2014 Term Loan Facility and $41,000 against the Philadelphia Industrial Development Corporation loan. We paid $1,531,000 for deferred consideration related to the IMS acquisition.  We had net borrowings of $8,950,000 under our credit facility.  We received $285,000 from purchases under our Employee Stock Purchase Plan and the exercise of stock options. We paid $111,000 as dividends to noncontrolling interests.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Topic 825-10), which requires all equity investments to be measured a fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.  In addition, the amendments in this ASU eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  This ASU will be effective for us commencing January 1, 2018.  We are in the process of assessing the impact of this ASU on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) — Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU will be effective for us commencing January 1, 2020 with early adoption permitted commencing January 1, 2019.  We are in the process of assessing the impact of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU’s amendments add or clarify guidance on eight cash flow issues:  debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, insurance claim proceeds, life insurance proceeds, distributions from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  The ASU is effective commencing January 1, 2018 with earlier adoption permitted.  We adopted this ASU which only affected our presentation of payments for deferred consideration related to the IMS acquisition by reclassifying the payments from operating cash flows to financing cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Under the new standard, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant, and equipment.  The ASU will be effective for us commencing January 1, 2018 with early adoption permitted as of January 1, 2017.  We expect that adoption of this ASU will not have a material effect on our consolidated financial statements.

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

At September 30, 2016, our backlog was $944,000,000 compared to $949,000,000 at June 30, 2016.  Our net bookings during the third quarter of 2016 were $143,000,000, which equates to a book-to-bill ratio of approximately 97%.  While this is short of our expectations, it is consistent with the stoppage or scaling back of projects in the Middle East due to the economic impact caused by the recent drop in oil prices and the political upheaval and civil unrest in the region.  This will continue to be a major area of focus for the balance of 2016 and in 2017. We estimate that approximately $413,000,000, or 43.8%, of the backlog at September 30, 2016 will be recognized during the twelve months subsequent to September 30, 2016.

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

	Total Backlog		12-Month Backlog
	$	%	$	%
	(dollars in thousands)
As of September 30, 2016:
Project Management	$888,000	94.1%	$358,000	86.7%
Construction Claims	56,000	5.9%	55,000	13.3%
Total	$944,000	100.0%	$413,000	100.0%

U.S./Canada	$433,000	45.9%	$154,000	37.3%
Latin America	14,000	1.5	11,000	2.7
Europe	51,000	5.4	32,000	7.7
Middle East	369,000	39.1	164,000	39.7
Africa	50,000	5.3	27,000	6.5
Asia/Pacific	27,000	2.8	25,000	6.1
Total	$944,000	100.0%	$413,000	100.0%

As of June 30, 2016:
Project Management	$892,000	94.0%	$357,000	86.2%
Construction Claims	57,000	6.0	57,000	13.8
Total	$949,000	100.0%	$414,000	100.0%

U.S./Canada	$399,000	42.0%	$137,000	33.1%
Latin America	15,000	1.6	13,000	3.1
Europe	53,000	5.6	36,000	8.7
Middle East	400,000	42.1	178,000	43.0
Africa	53,000	5.6	26,000	6.3
Asia/Pacific	29,000	3.1	24,000	5.8
Total	$949,000	100.0%	$414,000	100.0%

As of September 30, 2015:
Project Management	$830,000	94.4%	$353,000	88.9%
Construction Claims	49,000	5.6%	44,000	11.1%
Total	$879,000	100.0%	$397,000	100.0

U.S./Canada	$362,000	41.2%	$120,000	30.2%
Latin America	28,000	3.2	17,000	4.3
Europe	54,000	6.1	37,000	9.3
Middle East	350,000	39.8	180,000	45.3
Africa	41,000	4.7	19,000	4.8
Asia/Pacific	44,000	5.0	24,000	6.1
Total	$879,000	100.0%	$397,000	100.0%

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s 2015 Annual Report on Form 10-K for a complete discussion of the Company’s market risk.  There have been no material changes to the market risk information included in the Company’s 2015 Annual Report.

Item 4.                                 Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016.  Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2015 Annual Report on Form 10-K (“2015 Form 10-K), our disclosure controls and procedures were ineffective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended September 30, 2016, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2015 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A of our 2015 Form 10-K for the year ended December 31, 2015, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in our 2015 Form 10-K. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing existing procedures and controls to more thoroughly assess unusual significant items. While we have completed our testing of these new controls and have concluded they are in place and operating as designed, we are monitoring their ongoing effectiveness, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

•                  Enhancing our close the books processes at the corporate and local levels to ensure effective management reviews and communication with accounting personnel over the accounting for estimates and non-routine transactions.

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this Form 10-Q.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Funds

None.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

10.1

Employment Agreement between the Company and Raouf S. Ghali, dated August 18, 2016 (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 89-K filed on August 19, 2016 and incorporated herein by reference).

10.2	Settlement Agreement among the Company, Bulldog Investors LLC, and certain directors of the Company, dated September 16, 2016.

31.1	Certification of Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hill International, Inc.

Dated: November 14, 2016	By:	/s/ David L. Richter
David L. Richter
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ John Fanelli III
John Fanelli III
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2016	By:	/s/Ronald F. Emma
Ronald F. Emma
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)