Form 10-Q/A
period 2016-09-30
Hill International, Inc.
filed 2016-11-15
CIK 1287808

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 that was filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2016 (the “Original Filing”). We are filing this Amendment No. 1 to update Part II, Item 6 and provide Exhibit 101 to the Original Filing.

Except as set forth in Part II, Item 6 below and in any exhibits attached hereto, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

Part II

Item 6.          Exhibits

10.1

Employment Agreement between the Company and Raouf S. Ghali, dated August 18, 2016 (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016 and incorporated herein by reference).

10.2

Settlement Agreement among the Company, Bulldog Investors LLC, and certain directors of the Company, dated September 16, 2016 (Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.PRE	XBRL Taxonomy Presentation Linkbase Document (filed herewith).

101.CAL	XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Label Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

3

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

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