Form 10-K/A
period 2016-12-31
Hill International, Inc.
filed 2017-05-01
CIK 1287808

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2015 was approximately $203,536,000. As of March 9, 2016, there were 51,701,442 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

None.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Hill International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Form 10-K”), to add information required in Part III of its Annual Report on Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of its definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Item 15(b) of Part IV is being amended solely to add as exhibits 31.3 and 31.4 new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

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

DIRECTORS

Our Directors are as follows:

CAMILLE S. ANDREWS has been a director since June 2009.  Since 1998, Ms. Andrews has been an Associate Dean, and since 1996 a member of the faculty, of Rutgers University School of Law at Camden.  From 2007 to 2015, Ms. Andrews served as Counsel to Context Capital Partners, a private equity firm.  Between 1986 and 1996, Ms. Andrews was a Partner with the law firm of Dilworth Paxson LLP, and between 2006 and 2008, she was Of Counsel to that firm, with expertise in antitrust, securities, class actions, derivative and shareholder suits, and other complex litigation matters.  Ms. Andrews earned a B.A. magna cum laude in rhetoric and communication from the University of Pittsburgh and a J.D. with honors from Rutgers University School of Law at Camden, where she served on the Law Review.  She was a member of the Board of Trustees for the Leap Academy Charter School in Camden, NJ from 2000 to 2007 and has served on a number of charitable boards, including the Walnut Street Theater, ACYO Charitable Foundation (a subsidiary of The Goldman Sachs Group, Inc.), New Jersey Child Cares, and the Philadelphia Zoo Chairman’s Council.  She has also served on the New Jersey Supreme Court Committee on Judicial Education.  Ms. Andrews is admitted to practice law in New Jersey, Pennsylvania and before the U.S. Supreme Court.  Ms. Andrews offers a wealth of legal expertise in commercial matters and her service on the boards of other organizations provides cross-board experience.  Age:  57.

BRIAN W. CLYMER has been a director since June 2006.  Mr. Clymer retired from Prudential Financial, Inc. where he was Senior Vice President of External Affairs from July 1997 to January 2013.  Prior to Prudential, he served as New Jersey State Treasurer under Governor Christine Todd Whitman from 1994 to 1997.  Prior to that, Mr. Clymer was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of its parent company, Gannett Fleming, Inc., an engineering design firm, from 1993 to 1994.  From 1989 to 1993, he served under President George H.W. Bush as Administrator of the U.S. Federal Transit Administration.  Mr. Clymer has served on numerous Boards of Directors, including the New Jersey Sports and Exposition Authority, the New Jersey Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the Southeastern Pennsylvania Transportation Authority, the American Public Transit Association, Security First Bank, and Motor Coach Industries International, Inc., then a New York Stock Exchange-listed designer and manufacturer of buses and coaches.  He also served on the Board of Directors of the New Jersey Alliance for Action from 1997 to 2014 and currently serves on the Board of the Independent College Fund of New Jersey as past Chairman.  Mr. Clymer earned his B.S. in business and economics from Lehigh University and holds an honorary doctorate from Drexel University.  He is a Certified Public Accountant in the Commonwealth of Pennsylvania.  Mr. Clymer has spent almost 20 years in the field of public accounting and brings extensive experience as an executive and board member of various publicly and non-publicly held entities and offers deep knowledge of financial, economic and accounting matters.  Age:  70.

STEVEN R. CURTS has been a director since October 2015.  Since May 2014, he has been the Chief Strategy Officer and, since November 2016, he has been the Interim Chief Information Officer for American Express Global Business Travel.  Prior to that, he was a Vice President with Dell, Inc. from November 2009 to December 2013.  Before that, he worked for 20 years with Perot Systems Corp. in numerous roles, including President of its Commercial Solutions Group, Vice President of Corporate Planning and Financial Operations, and Vice President of Finance.  Mr. Curts received his B.B.A in accounting from Southern Methodist University.  Among other things, Mr. Curts brings experience as a senior finance leader with executive roles encompassing financial operations, business development, treasury and corporate planning.  Age: 56

PAUL J. EVANS has been a director since August 2016.  From 2012-2015 Mr. Evans served as Vice President, Chief Financial Officer and Treasurer of MYR Group, and President of MYR Real Estate Company.  From 2010-2011, Mr. Evans was Chief Executive Officer of Conex Energy Corporation, a privately-held company that developed renewable energy projects.  From 2002-2009 he served as Treasurer and Corporate Officer of NorthWestern Energy, a multi-state utility that provides electricity and natural gas.  Prior to NorthWestern Energy, Mr. Evans held corporate operational finance positions at Duke Energy North America, NRG Energy, and McLane Company, Inc.  Mr. Evans is a Certified Public Accountant and holds a B.B.A. in Accounting from Stephen F. Austin State University and Masters of International Management from Thunderbird School of Global Management.  Age: 49.

ALAN S. FELLHEIMER has been a director since June 2006.  He has been Chairman of the Philadelphia law firm of Fellheimer & Eichen LLP since January 2006.  He was Chairman of the Board of the Pennsylvania Business Bank, a state-chartered bank, from 1998, when he founded the bank, until 2008 when the bank was sold.  He also served as the bank’s President and Chief Executive Officer from 1998 until 2006.  From 1991 to 1998, Mr. Fellheimer was a Partner in the Philadelphia law firm of Fellheimer Eichen Braverman & Kaskey.  During 1990, he was a Partner with the Philadelphia law firm of Spector Gadon & Rosen, P.C.  From 1985 to 1990, Mr. Fellheimer was Chairman and Chief Executive Officer of Equimark Corp., then a New York Stock Exchange-listed bank holding company.  He currently serves as a member of the Board of Trustees and Executive Committee of Gratz College, an emeritus member of the Board of Trustees of the Pennsylvania Ballet, a member of the President’s Advisory Board of Temple University and a member of the Dean’s Advisory Board of the School of Social Policy & Practice of the University of Pennsylvania.  Mr. Fellheimer is a Trustee of the Law Foundation of Temple University and a Past Master, Past High Priest and Trustee of the Grand Lodge of Pennsylvania, AF&AM.  Mr. Fellheimer earned his A.B. in liberal arts and his J.D. summa cum laude from Temple University.  He is a member of the New Jersey, New York and Pennsylvania bars.  Mr. Fellheimer has significant banking expertise and brings to the Company experience in leadership positions with public and non-public entities.  Age:  74

RAOUF S. GHALI has been our President and a member of our board since August 2016 and our Chief Operating Officer since January 2015.  Prior to that, he was President of our Project Management Group (International) from January 2005 to January 2015, Senior Vice President in charge of project management operations in Europe, North Africa and the Middle East from 2001 to 2004, and Vice President from 1993 to 2001.  Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993.  Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne.  Age:  55.

CHARLES M. GILLMAN has been a director since August 2016.  Mr. Gillman has been the owner and Executive Managing Director of IDWR Multifamily Investment Office since 2013.  From 2001-2013 he served as a Portfolio Manager for Nadel and Gussman, a holding company with a number of business interests.  He currently serves on the Board of the following public companies: Digirad Corporation,  Novation Companies,  Solitron, and Points International.  Previously, he served on the Board of the following public companies:  Aetrium, Inc., InfuSystem Holdings, Inc., PMFG Inc., On Track Innovations Ltd., MRV Communications Inc., Littlefield, Hooper Holmes, and Compumed Inc.  Age: 46.

CRAIG L. MARTIN  has been our Executive Chairman since May 1, 2017, our Chairman since October 2016 and a director since February 2016.  In December 2014, Mr. Jacobs retired as the President and Chief Executive Officer of Jacobs Engineering Group, Inc.  He became President in July 2002 and Chief Executive in April 2006.  He also served as a member of Jacobs’ Board of Directors from 2002 until his retirement. Prior to July 2002, he served in several positions, most recently as Executive Vice President of Global Sales and Marketing.  Before joining Jacobs in 1994, he worked in various roles at CRSS International Inc. and Martin K. Eby Construction Co.  He received his B.S. in civil engineering from the University of Kansas and his M.B.A. from the University of Denver.  Mr. Martin has nearly 45 years of experience in the international engineering and construction industry.  Age:  67.

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

DAVID SGRO has been a director since August 2016. Mr. Sgro is a Senior Managing Director of Crescendo Partners, L.P. and has held various positions at Crescendo Partners since May 2005. He is also a Managing Member and Head of Research for Jamarant Capital, a private investment fund. Mr. Sgro also serves as an officer and is a former director of Harmony Merger Corp. (NASDAQ:HRMN), a Special Purpose Acquisition Company. Mr. Sgro has been a director and chairman of the audit committee of and Pangaea Logistics Solutions Ltd. (NASDAQ:PANL), a provider of seaborne dry bulk transportation services to industrial customers, since October 2014; a director and chairman of the audit committee of BSM Technologies Inc,. a provider of GPS fleet and asset management solutions, since June 2016; and a director of Imvescor Restaurant Group Inc., a restaurant franchise and licensing company, since March 2016. He has also been a director, and chairman of the audit committee, of ComDev International, a TSX listed designer and manufacturer of space hardware subsystems, from April 2013 to February 2016; a director, and chairman of the audit committee, of SAExploration Holdings, Inc. (NASDAQ:SAEX), a provider of seismic data services to the oil and gas industries, from June 2013 to July 2016; a director of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 to August 2011; and a director of Primoris Services Corporation (NASDAQ:PRIM), a specialty construction company, from July 2008 to May 2011. Mr. Sgro also served as an officer and director of Quartet Merger Corp., from October 2013 until its merger with Pangaea Logistics Solutions Ltd. in October 2014, and as an officer and director of Trio Merger Corp., from March 2011 until its merger with SAExploration Holdings in June 2013. Prior to joining Crescendo Partners, Mr. Sgro held analyst positions with Management Planning, Inc. and MPI Securities, Inc. Mr. Sgro is a Chartered Financial Analyst (CFA) Charterholder and holds a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Age: 40.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge based on a review of copies of such reports furnished to Hill and on written representations made by such persons, all of the Company’s directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to 2016 except that, due to administrative oversights, required Form 4 reports were not filed on a timely basis on behalf of the following persons:  Steven R. Curts (1 transaction), Craig L. Martin (1 transaction), Mohammed Al Rais (1 transaction) and Irvin E. Richter (1 transaction).

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

CORPORATE GOVERNANCE

Pursuant to the Delaware General Corporation Law and the Company’s Amended and Restated Bylaws, the Company’s business, property and affairs are managed by or under the direction of the Board of Directors.  Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees.  We currently have ten members on our Board.

During 2016, the Board held nineteen meetings and the committees held a total of twenty-four meetings.  Each director attended more than 75% of the total number of meetings of the Board of Directors and the Board committees of which he or she was a member during the period he or she served as a director in 2016.  Although we do not have a policy requiring all directors to attend annual meetings of stockholders, we expect all directors to attend, absent extenuating circumstances. Last year, our 2016 Annual Meeting of Stockholders was postponed but was later recognized to have convened by the Delaware Court of Chancery; accordingly, our directors did not attend our 2016 Annual Meeting of Stockholders.

Board Leadership Structure

Our Amended and Restated Bylaws provide that we will have a Chairman who will chair Board meetings and perform such other duties as set forth in our Amended and Restated Bylaws or as otherwise assigned to him by our Board.  The Chairman and Chief Executive Officer may be the same person; however, our Board may separate these two positions if it deems it to be in the best interests of our Company and our stockholders to do so.  Presently, the Chairman and Chief Executive Officer positions are held by two different individuals.  On October 6, 2016, Mr. Craig L. Martin was appointed as Chairman.  Considering the independence of the Chairman (discussed in the section titled “Director Independence” in Item 13 below), the Board of Directors amended the Company’s bylaws on November 3, 2016 to remove provisions with respect to a lead independent director.

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

COMMITTEES OF THE BOARD OF DIRECTORS

During 2016, the Board had standing Audit, Compensation, and Governance and Nominating Committees.  All members of each committee have been determined by the Board of Directors to be “independent” under applicable NYSE rules.  In addition, the Board has determined that each member of the Audit Committee meets SEC independence requirements which require that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from Hill or any of its subsidiaries other than their directors’ compensation.  The charter of each committee is available on our website at www.hillintl.com, in the “Investors” section.

Audit Committee

The Audit Committee consists of Brian W. Clymer (Chair), Paul J. Evans and Alan S. Fellheimer.  The Board has determined that each member of the Audit Committee is financially literate.  The Board has also determined that Brian W. Clymer possesses accounting or related financial management expertise within the meaning of the NYSE listing standards and qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

The Audit Committee assists the Board in fulfilling its oversight responsibilities by (a) reviewing the financial reports and other financial information provided by Hill to its stockholders, the SEC and others, (b) monitoring the Company’s financial reporting processes and internal control systems, (c) retaining Hill’s independent registered public accounting firm, (d) overseeing the Company’s independent registered public accounting firm and internal auditors and (e) monitoring the Company’s compliance with its ethics policies and with applicable legal and regulatory requirements.  The Audit Committee also reviews and approves any transactions between Hill and any related parties.  During 2016, the Audit Committee met eight times.  The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).

Compensation Committee

The Compensation Committee consists of Steven R. Curts (Chair), Paul J. Evans and David Sgro.  Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee oversees Hill’s executive compensation programs.  The Compensation Committee reviews and recommends to the Board for approval the compensation arrangements for all of the Company’s executive officers.  During 2016, the Compensation Committee met thirteen times.  The processes of the Compensation Committee are described below in “Compensation Discussion & Analysis.”

Governance and Nominating Committee

The Governance and Nominating Committee consists of Camille S. Andrews (Chair), Charles M. Gillman and David Sgro.  The Governance and Nominating Committee oversees matters relating to the evaluation and recommendation to the Board of the persons to be nominated for election as directors at any meeting of stockholders, and the persons to be appointed by the Board to fill any vacancy on the Board.

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

The Governance and Nominating Committee carefully considers all director candidates recommended by our stockholders, and the Governance and Nominating Committee does not and will not evaluate such candidate recommendations any differently from the way it evaluates other candidates.  The Company’s Bylaws set forth minimum qualifications for an individual to serve as a director on the Company.  These minimum qualifications provide that no person shall qualify for service or serve as a director of the Company: (a) unless such person is in compliance with all applicable laws and regulatory requirements to which the Company’s directors may be subject in connection with such person’s service as a director, (b) if such person has been convicted in, or entered a plea of nolo contendere with respect to, a criminal proceeding involving fraud, misappropriation or other similar charge during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for fraud, misappropriation or other similar charge in any governmental investigation or proceeding or other civil judicial proceeding during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for any material violation of any foreign, federal or state securities law or federal commodities law during the ten years preceding the date of election, (c) if such person has been convicted of, or entered a plea of nolo contendere with respect to, any felony, (d) if such person serves on the board of directors of more than three other public companies, (e) if such person is a director, officer or holder of more than a five percent (5%) equity interest, directly or indirectly, in a business that competes, directly or indirectly, with the Company, (f) if such person has made or makes any contribution or expenditure in connection with the election of any candidate for political office, including any contribution to any committee supporting such a candidate or to a political party, in any jurisdiction which results in the Company becoming ineligible to conduct its business or any portion thereof, or (g) if such person has ever been the subject of a filing of personal bankruptcy in any jurisdiction, either voluntarily or involuntarily (and in the case of an involuntary filing, if such filing was not dismissed within 60 days) during the ten years preceding the applicable date of election.

Any stockholder who wishes to recommend an individual as a potential nominee for election to the Board should submit such recommendation in writing by mail to Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103, Attn:  Chair of Governance and Nominating Committee, together with information regarding the experience, education and general background of the individual and a statement as to why the stockholder believes such individual to be an appropriate candidate for the Board of Directors of Hill.  Such recommendation should be provided to Hill no later than the close of business on the 120th day prior to the one-year anniversary of the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting.  During 2016, the Governance and Nominating Committee held three meetings.

Majority Voting in Uncontested Elections of Directors

Last year, our Board recommended and the stockholders approved the adoption of majority voting for uncontested elections of directors.  Plurality voting continues to apply in contested elections. A contested election is one in which the number of nominees exceeds the number of directors to be elected, and other conditions are met. In an uncontested election, nominees will be elected directors if they receive a majority of the votes cast (i.e., the number of shares voted “for” a director must exceed the number of votes cast “withheld” from that director, without counting abstentions or broker non-votes); if a nominee is an incumbent director but is not elected, such director is required to tender his or her resignation to the Board promptly following the date of the certification of the election results. The Nominating and Governance Committee shall make a recommendation to the Board as to whether to accept or reject the tendered resignation, or whether other action should be taken. The Board shall act on the tendered resignation, taking into account the Nominating and Governance Committee’s recommendation, and publicly disclose (by press release, filing with the SEC or other manner reasonably calculated to inform stockholders) its decision regarding the tendered resignation and the rationale behind the decision within 90 days from the date of the certification of the election results. In a contested election, the nominees who receive a plurality of the votes cast (i.e., more votes in favor of their election than other nominees) will be elected directors

Communicating Concerns to Directors

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

Involvement in Certain Legal Proceedings

Charles M. Gillman is subject to an SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that Mr. Gillman violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, Mr. Gillman agreed to cease and desist from committing or causing any violations of (i) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (ii) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and paid a $30,000 civil penalty to the SEC.

Item 11. Executive Compensation.

Executive Summary

Our Compensation Philosophy and Guiding Principles

In support of our business and our long-term success, the Company’s compensation program is designed to attract, motivate, reward and retain high-quality executives necessary to continually improve financial performance, achieve profitable growth and enhance stockholder value. To that end, our Compensation Committee (the “Committee”) has developed a compensation philosophy designed to reflect the following principles:

•                  There should be a strong link between pay and performance;

•                  The interests of our executives should be aligned with those of our stockholders; and

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

For these reasons, and as explained more fully below, the Committee believes that the best approach for the Company is to tie our executive compensation to performance metrics that are aligned with our strategy, that can be directly impacted by our executives, and that promote growth in stockholder value over the long term.

Why do we target executive compensation at the 50th percentile of peer companies?

In January 2016, the Committee revised our compensation philosophy to target aggregate total compensation opportunity of all executive officers at the market median. We believe that this market median philosophy is aligned with compensation governance best practices and still provides us with sufficient flexibility to reward our leaders. Due to the terms of his 2014 employment agreement, this philosophy does not currently apply to our CEO.

Why do we provide a compensation opportunity to our CEO that generally is more heavily weighted on salary than incentives?

Historically, due in large part to the substantial equity ownership held by our CEO, the Board determined that there was sufficient direct economic alignment with external stockholder interests and chose to deliver CEO compensation with a heavier emphasis on salary. This perspective was adopted as part of our CEO’s 2014 employment agreement

As with all other aspects of our executive compensation program, appropriate pay mix and delivery is being considered as part of the executive compensation strategic review going forward.

2016 Performance-Based Bonuses (Cash)

In 2016, we adopted Annual Incentive Awards for our CEO and our President and COO entirely based on achieving superior EPS results for the year with target annual incentive awards of $1,050,000 and $300,000, respectively.  Target EPS performance was set at a premium over the 2016 operating budget and in excess of the prior year’s actual EPS results.  The overall performance/payout range for 2016 was set as follows:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

For our other NEOs, we set target annual incentive awards equal to 20% to 25% of total salary for each executive officer.  The overall performance/payout relationship for other named executive officers is the same as for our CEO and our President and COO as shown in the table above.

For 2016, we set a challenging target EPS of $0.30 per share, with a threshold of $0.24 per share.  We fell short of the threshold and, consistent with our pay-for-performance philosophy, no bonuses were earned or paid to our NEOs related to 2016 performance.

2016 Long-Term Incentive Awards (Equity)

The 2016 Long-Term Incentive Awards to our CEO and our President and COO were in the form of “Premium Priced” stock options.

•                  CEO:  granted 250,000 stock options with a premium exercise price of $4.00 and 250,000 options with a premium exercise price of $5.00, representing 22.3% and 52.9% premiums, respectively, over the $3.27 closing price of our common stock on the date of grant.

•                  President and COO:  granted 250,000 stock options with a premium exercise price of $4.00, representing a 22.3% premium over the $3.27 closing price of our common stock on the date of grant.

Other named executive officers: granted stock options for between 25,000 to 75,000 shares with half of the options having an exercise price of $4.31, representing the closing price of our common stock on the date of grant, and half of the options having a premium exercise price of $5.17, representing a 20% premium over the closing price of our common stock on the date of grant.

We awarded the options described above to our CEO and our President and COO on April 1, 2016 and to our other NEOs on June 13, 2016.

2016 Compensation Governance Practices

We are committed to executive compensation practices that drive performance and that align the interests of our leadership team with the interests of our stockholders. We have implemented many best practices with respect to the compensation of our NEOs including:

1.                                      A significant portion of our executives’ target compensation opportunity is related to short- and longer-term performance based upon and tied to pre-established performance goals and the performance of our share price;

2.                                      Total direct compensation opportunity for all of our NEOs is targeted at the market median, except for our Chief Executive Officer, whose compensation is subject to an employment agreement entered into in 2014 (see the section titled “Executive Officer Compensation — Employment Agreement with Our CEO”);

3.                                      Worked with an independent compensation consultant;

4.                                      Maintain a clawback policy covering both cash- and equity-based incentives;

5.                                      “Double-trigger” severance payments for executive officers requiring both a change of control and termination of employment.

6.                                      Robust stock ownership guidelines (CEO at 6x salary).

Practices we avoid with respect to the compensation of our NEOs include:

1.                                      No tax gross ups for perquisites provided to our executive officers;

2.                                      No excise tax gross-ups related to change-in-control severance benefits;

3.                                      No speculative trading of Company stock;

4.                                      No hedging transactions;

5.                                      No repricing of stock options; and

6.                                      No unapproved pledging of Company stock.

Shareholder Outreach

We expect to continue meeting with many of our stockholders regarding executive and Board compensation throughout 2017 to gather feedback and discuss further possible changes as we continue our strategic review of our compensation programs.

Actions Related to 2017 Executive and Board Compensation

In addition to the significant actions taken in 2016 and prior, the Committee has already implemented a number of additional changes for 2017 executive and Board compensation based on the results of market compensation reviews prepared by Pay Governance, LLC (the Committee’s independent consultant), the Company’s performance in 2016 and stockholder and proxy advisor feedback. These changes are as follows:

1.                                      Continued our executive officer compensation philosophy to target aggregate total compensation of all executive officers, except our CEO as previously noted, at the 50th percentile of the market;

2.                                      No salary increases for NEOs in 2017;

3.                                      Again established a bonus program for our CEO and our President and COO that is tightly tied to achieving superior EPS performance during 2017 with features including the following (additional details are provided in Part 3 of the Compensation Discussion and Analysis below).

2017 EPS goal has been set at a premium to our Board-approved budget; and

No bonus payout for actual EPS less than 80% of target.

4.                                      Established a discretionary bonus pool for our executive officers, including our other NEOs, which is equal to ten percent (10%) of the after-tax profit of the Company in 2017 to be distributed in proportion to each bonus pool participant’s base salary (additional details are provided in Part 3 of the Compensation Discussion and Analysis below);

5.                                      2017 equity awards for our CEO are 100% in the form of premium priced stock options.  The premium exercise price for all 2017 stock options was set by the Board at $7.00, representing a 50.5% premium over the closing price of our stock on the date of grant (details are provided in Part 3 of the Compensation Discussion and Analysis below);

6.                                      2017 equity awards for our NEOs other than our CEO are in the form of market priced stock options; and

7.                                      The Board revised the compensation provided to our non-employee directors to $120,000 annually and comprised of $80,000 annual cash compensation, payable quarterly, and $40,000 in deferred stock units in the Company’s common stock.  The prior compensation provided to our non-employee directors was comprised of $120,000 in annual cash compensation and restricted stock and stock options.  We changed to using deferred stock units due to the preferential tax benefits as compared to stock options.  The revised compensation to our non-employee directors is below the market median (i.e., 50th percentile) of comparable companies.

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses our executive compensation programs for 2016, the compensation decisions made under those programs and the factors that were considered by the Committee in making those decisions.  It focuses on the compensation for each of our NEOs for 2016:

•                  David L. Richter, Chief Executive Officer;

•                  Raouf S. Ghali, President and Chief Operating Officer;

•                  John Fanelli III, Executive Vice President and Chief Financial Officer;

•                  Mohammed Al Rais, Regional President (Middle East), Project Management Group; and

•                  Frederic Z. Samelian, former President, Construction Claims Group.

Please note that Mr. Samelian is no longer employed by the Company, effective January 2, 2017.

This Compensation Discussion and Analysis is divided into three parts:

Part 1 discusses our compensation practices and the compensation decisions for our NEOs.

Part 2 discusses our compensation framework in more detail, including how we apply our compensation philosophy and determine competitive positioning of our executive compensation and other policies.

Part 3 discusses certain actions taken by the Committee in 2017 regarding compensation decisions for our NEOs.

Part 1 — Compensation Governance Practices and Decisions

2016 Compensation Governance Practices

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

Pay for Performance — A significant portion of our CEO and our President and COO target compensation is related to performance and tied to pre-established performance goals and stock price aligned with our short- and long-term objectives.

No Gross Ups — We do not provide tax “gross-ups” for perquisites or change in control severance benefits provided to our executive officers.

Target Market Median — Our compensation philosophy targets NEO total direct compensation opportunity that is competitive with the companies with which we compete for executive talent. Beginning in 2016, this target is the market median (i.e. the 50th percentile) for all NEOs except for our Chief Executive Officer (see the section titled “Executive Officer Compensation — “Employment Agreement with Our CEO”).

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

No Repricing of Options/SARs — Neither our 2006 Employee Stock Option Plan or our 2017 Equity Compensation Plan (which is subject to stockholder approval at the 2017 Annual Meeting) allows for the repricing of stock options/SARs without stockholder approval, and we have never repriced any stock option grants.

Robust Stock Ownership Guidelines — We require our directors and officers, including our NEOs to own multiples of their current base salary or annual cash retainer, as applicable. Our CEO is required to have six times (6x) his annual salary and our directors are each required to have three times (3x) their annual salary.

No Unapproved Pledging of Hill Stock — The Company’s recently revised insider trading policy prohibits pledging of Hill stock without review and prior approval by the Board..

Severance Payments Require Double-Trigger — The Company’s 2015 Senior Executive Retention Plan and its recently adopted 2016 Executive Retention Plan provides change in control severance benefits only upon a double-trigger (change in control and termination of employment).

2016 Executive Compensation Elements

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

•                  Salaries reviewed annually and adjusted based on market practice, individual responsibility, performance and contribution, length of service and other internal factors including contractual obligations.

	Annual Incentive Award	• Payouts can vary from 50% to 200% of the targeted amount. For 2016, performance was assessed entirely on EPS. No annual bonus is awarded if less than 80% of the EPS target is achieved.
Long-Term (Equity) Incentive Compensation	Stock Options

•                  CEO: premium priced options with exercise prices set at 22.3% and 52.9% premiums over the closing price on the date of grant;

•                  COO: grant of “at market” and premium priced options with an exercise price set at 22.3% premium over the closing price on the date of grant;

•                  Other NEOs: grant of “at market” and premium priced options with an exercise price set at 20% premium over the closing price on the date of grant. Mr. Samelin did not receive a stock option grant in 2016.

•                  Awards vest over five years and expire seven years from the grant date.

Retirement	401(k) Plan

•                  Qualified 401(k) plan offered to all U.S. employees that provides participants the opportunity to defer taxation on a portion of their income, up to code limits, and receive a 50% Company matching contribution up to 2% of the employee’s salary.

Other	Perquisites

•                  Perquisites are limited to benefits generally available to all employees of the Company, including the option to be paid in cash for vacation, sick days and/or personal days not taken. In addition, the CEO’s employment agreement entitles him to receive two automobiles for his use.

Summary of Key 2016 Compensation Decisions

The following highlights the Committee’s key compensation decisions for 2016, as reported in the section below titled “Executive Officer Compensation — Summary Compensation Table.”

CEO Compensation

On December 31, 2014, David Richter became our CEO and the Company entered into an employment agreement with him at that time.  His employment agreement establishes his total direct compensation (“TDC”) opportunity, consisting of base salary and annual and long-term incentive opportunities which, in the aggregate, must be not less than the 75th percentile of CEOs in our Selected Peer Group (as defined in Part 2 of the Compensation Discussion and Analysis below).  Mr. Richter’s 2016 compensation opportunity was set as follows:

•                  Annual base salary was set at $1,545,000;

•                  Annual bonus target award opportunity was set at $1,050,000; and

•                  Long-term (equity) incentive established as 500,000 premium priced stock options with a fair value at the grant date of $672,500.

President and COO Compensation

On August 18, 2016, we entered into an employment agreement with our President and COO, Raouf S. Ghali, for a term of five years.  Under this agreement, Mr. Ghali is to receive a base salary to be reviewed annually by the Committee. Mr. Ghali’s 2016 compensation opportunity was set as follows:

•                  Annual base salary was set at $1,135,000 per annum;

•                  Annual bonus target award opportunity was set at $300,000;

•                  Long-term (equity) incentive established as 250,000 stock options (in equal numbers of market-priced and premium-priced) with a fair value at the grant date of $362,500.

Compensation of Other NEOs

For the other NEOs, the Committee granted modest salary increases of approximately 3%, set an annual bonus target opportunity of between 20% and 25% of each executive’s base salary and established long-term (equity) incentive comprised of stock options with an aggregate fair value at the grant date of $241,250.

Pay Mix

One of our compensation objectives is to emphasize variable, performance-based compensation over short- and longer-term time horizons and the creation of long-term stockholder value.  To support this goal, a portion of each NEO’s pay is awarded under our long-term incentive plan in the form of stock options.  Nearly 21% of our CEO’s targeted TDC and approximately 20% of the targeted TDC for our President and COO is based upon long-term value creation as measured by growth in our share price.

CEO	President and COO

2016 NEO Base Salaries, Annual Incentive Target and Long-Term Incentive Expected Value

Name	Base Salary(1)	Bonus Target Opportunity	Bonus Target Opportunity as % of Salary	Long-Term Incentive Expected Value (2)	Total Achievable Direct Compensation (3)
David L. Richter	$1,545,000	$1,050,000	68.0%	$677,500	$3,272,500
John Fanelli III	465,000	116,500	25.1%	96,500	678,000
Raouf S. Ghali	1,135,000	300,000	26.4%	362,500	1,797,500
Mohammed Al Rais	726,850	185,000	25.5%	144,750	1,056,600
Frederic Z. Samelian	775,000	193,000	24.9%	—	968,000

(1)                                 All base salaries effective as of January 1, 2016.

(2)                                 The expected fair value of the stock options was based on the closing price of the Company’s common stock of $3.27 per share on April 1, 2016 for Messrs. Richter and Ghali and $4.31 per share on June 13, 2016 for the other NEOs.  For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

(3)                                 Total achievable direct compensation consists of base salary, annual incentive bonus target and long-term equity award expected value.

Our 2016 Annual Incentive Compensation Program

Plan Criteria and Rationale

The 2016 annual incentive opportunities for our NEOs are based on our financial performance as measured by EPS.

In 2016, as in past years, the Committee evaluated the continued use of the target annual incentive award’s (“TAIA”) financial measures using the following principles:

•                  Metrics that support achievement of an annual Board-approved budget;

•                  Metrics that support profitable growth while preserving cash for longer-term investment;

•                  Metrics that are clearly understood and can be affected by the performance of our executives and employees;

•                  Metrics that are consistent with market practice and commonly used by analysts in assessing our performance; and

•                  Metrics that over time, are consistent with the creation of long-term shareholder value.

Following this review, the Committee concluded that the continued use of EPS is a comprehensive measure of income and provides an emphasis on profitable growth while focusing managers on expense control.

Target Setting

The 2016 target annual incentive awards for our CEO and our President and COO were set as a fixed dollar amount ($1,050,000 and $300,000, respectively) and for our other NEOs as a percentage of their respective annual base salary.  Target awards are reviewed annually to ensure alignment with our compensation philosophy.

Variances from these target payout values are based upon Company performance against the pre-established EPS goals.  The performance/payout relationship around targeted performance levels was set at the beginning of the performance year and reflected our expectation for the year that management should strive to achieve our plan and be held accountable with lower than target payouts if performance fell below plan.  Our 2016 plan used the following performance and payout relationship:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

Financial Results for TAIA Purposes

The Committee set the TAIA target based on its evaluation of the budget-based amount and its assessment that the target contained a sufficient degree of “stretch.”  This target, actual 2016 performance and 2016 TAIA bonus payouts for our NEOs are shown in the tables below.

2016 TAIA Performance Metrics, Weight and Achievement

	Financial Objectives
Metric	Metric Weight	Threshold	Target	Maximum	Actual 2016 Results	Bonus Payout Factor
EPS(1)	100%	$0.24	$0.30	$0.42	$(0.36)	0.0%

(1)                                 EPS for annual incentive purposes is based on diluted earnings per common share.

2016 TAIA Threshold, Target, Maximum and Actual Payouts

Name	2016 Target Award	2016 Threshold Award (50% of Target Award)	2016 Maximum Award (200% of Target Award)	Bonus Payout Factor	2016 TAIA Award
David L. Richter	$1,050,000	$525,000	$2,100,000	0.0%	—
John Fanelli III	116,250	58,250	233,000	0.0%	—
Raouf S. Ghali	300,000	150,000	600,000	0.0%	—
Mohammed Al Rais	185,000	92,500	370,000	0.0%	—
Frederic Z. Samelian	193,000	96,500	386,000	0.0%	—

Our Long-Term Equity Incentive Program

Plan Criteria and Rationale

Long-term incentive compensation for all our executive officers, including our NEOs, is entirely equity-based.     Historically, we have delivered this compensation opportunity through the use of stock options.

Stock option awards are used to complement the TAIA financial metric focus by aligning the team around actions that will promote the long-term growth of our share price.  Our options also have a five-year vesting schedule in order to promote retention of our leaders.

In this way, the combination of our TAIA and options balance the focus of our team in a coordinated way around short-term financial and longer-term share price performance, both of which are directly linked to value creation for stockholders.

Equity Award Grant Practices

The Committee’s equity-based awards policy contains rules on determining the grant date of equity awards and the exercise price of any stock options, which must be at least equal to the fair market value of our stock on the grant date.

2016 Long-Term Equity Awards

In 2016, long-term equity plan participants, including our NEOs, received a grant of stock options.

The value of each NEO award was determined by the Committee after considering company performance, individual impact on our financial results, market norms and relative duties and responsibilities.  The value of the grants made during 2016 to our NEOs are shown in the following table.

2016 Long-Term Equity Award Value

Name	Number of Shares Underlying Stock Options	Aggregate Grant Date Fair Value of Stock Options (1)	Percentage of TDC (2)
David L. Richter	500,000	$677,500	20.7%
John Fanelli III	50,000	96,500	14.2%
Raouf S. Ghali	250,000	362,500	20.2%
Mohammed Al Rais	75,000	144,750	17.4%
Frederic Z. Samelian	—	—	—

(1)                                 The expected fair value of the stock options was based on the closing price of the Company’s common stock of $3.27 per share on April 1, 2016 for Messrs. Richter and Ghali and $4.31 per share on June 13, 2016 for the other NEOs.  For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

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

Part 2 — Compensation Framework

Compensation Philosophy and Objectives

Our compensation philosophy is to provide competitive executive officer pay opportunities tied to our short-term and long-term success.  This overriding pay-for-performance approach enables us to attract, motivate and retain the type of executive leadership that will help us achieve our strategic objectives and realize increased stockholder value.  To reach these goals, we have adopted the following program objectives:

•                  Link management compensation with the interests and experience of stockholders.

•                  Support achievement of operating performance, strategic objectives and share price growth through variable compensation programs.

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

Long-Term Incentive Award

Aligns executive officers’ interests with those of stockholders by linking compensation with corporate performance that will lead to increased share price for our stockholders.

Retains and provides incentives to executive officers through multi-year stock option vesting.

Promotes a sensible balance of risk and reward, without encouraging unnecessary or unreasonable risk-taking.

Provides the opportunity for NEOs to receive market-competitive TDC when commensurate with performance

Change in Control Severance Plan

Minimizes distractions and personal financial uncertainty created by a pending or threatened change in control by providing compensation and benefit arrangements for NEOs who do not have an employment agreement upon termination due to a change in control.

401 (k) Plan	Attracts and retains U.S. executives by providing a level of retirement investment in a tax-efficient manner.

Employee Stock Purchase Plan	Attracts, retains and aligns executives with stockholders by providing an opportunity to be compensated through the benefits of stock ownership and to acquire an interest in the Company.

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

Where compensation data and practices are not available from companies within the Selected Peer Group, the Committee also references broader survey sources which include other companies of comparable size, scope and complexity, with which we compete for talent.  This approach provides the Committee with decision-quality data and context.  The Committee annually evaluates and, if appropriate, updates the composition of the Selected Peer Group and approach to collecting broader compensation benchmarking data.  The 2016 Selected Peer Group consisted of the following companies:

2016 Selected Peer Group

CRA International, Inc.           Exponent, Inc.           Huron Consulting Group, Inc.           Navigant Consulting, Inc.

For our other NEOs, we relied upon data samples and a market survey provided by our independent compensation consultant.

Setting Compensation Targets and Performance Goals

The Committee annually reviews the total compensation opportunity of each executive officer—i.e., cash compensation (salary and target annual incentive opportunity) and long-term equity compensation (target long-term equity value).

The Committee, with periodic input from an independent consultant, then sets the executive’s compensation target for the current year. Salary adjustments, if any, typically become effective as of January 1 of each year or upon a promotion.  The compensation proposal for our CEO and our President and COO is reviewed with and ratified by the independent directors of the Board in executive session.

In making its decisions, the Committee uses several resources and tools, including competitive market information and peer group compensation trends, broader survey sources and the larger executive compensation environment.

For 2016, the Committee set target performance levels for the financial objectives used in the TAIA and concluded that there was an appropriate correlation between payout and performance levels (at target, threshold and maximum) in light of the business environment, risks associated with achieving our five-year strategic plan and other factors.

Evaluating Performance

For our NEOs, performance determination under the TAIA was 100% based on financial metrics.  The Committee also considers competitive market norms in making final compensation decisions.

Role of the Compensation Committee and Management

The Committee reviews all of our compensation and benefit programs. As part of its review of these programs, the Committee evaluates the competitiveness of compensation and benefits packages offered to our named executive officers and other executive officers. In addition, the Committee reviews and approves our corporate incentives, goals and performance objectives as well as the incentives, goals and performance objectives we establish for individuals under our compensation and benefit programs. The Committee evaluates the level of achievement of the corporate incentives, goals and performance objectives set for individuals and, based on the level of achievement, approves any awards dependent on these criteria under our compensation and benefit programs.

Consistent with prior years, as part of the executive compensation decisions made in 2016, our Chief Executive Officer and our President and Chief Operating Officer made recommendations to the Committee regarding the levels and elements of compensation for the named executive officers, other than themselves, as well as for other executive officers of the Company. The Committee also received a compensation analysis regarding our senior executive officers, including our NEOs, from its compensation consultant, Pay Governance LLC, an executive compensation advisory firm. After considering the analysis prepared by Pay Governance LLC and the recommendations of our Chief Executive Officer and our President and Chief Operating Officer, the Committee determined its recommendations to the Board for the Board’s approval of the compensation for our NEOs. In determining its recommendations to the Board, the Committee relied considerably on assessments by our Chief Executive Officer and our President and Chief Operating Officer of the performance and contribution of the other named executive officers and utilized the advice of Pay Governance LLC primarily as an effective “market check” designed to assure that compensation for the other named executive officers would be appropriate in view of other compensation packages that may be offered by the Company’s peers and other prospective employers of these executives.

Post-Employment Compensation Arrangements

Termination Payments

In the event of a change in control, we provide certain senior executive officers with benefits upon termination in various circumstances under our 2015 Senior Executive Retention Plan (the “2015 Retention Plan”) and under our 2016 Executive Retention Plan (the “2016 Retention Plan” and, collectively with the 2015 Retention Plan, the “Retention Plans”). The Retention Plans provide change in control severance benefits only upon the occurrence of a “double-trigger” (change in control and termination of employment).  Generally, the benefits under the 2015 Retention Plan provide for one year of salary and benefits continuation; the benefits under our 2016 Retention Plan provide for two years of salary upon termination following a change in control.  For 2016, each of our NEOs, except our CEO and our President and COO, was eligible to receive benefits under the 2015 Retention Plan, and Mr. Fanelli and Al Rais were eligible to receive benefits under the 2016 Retention Plan.

Under their respective employment agreements, Messrs. Richter and Ghali are eligible to receive certain benefits if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control of the Company.  Generally, in the case of Mr. Richter, these benefits provide for three years of salary and benefits continuation; in Mr. Ghali’s case, these benefits provide for the payment of a lump sum of $2,270,000 (two times his 2016 salary) upon termination.

We detail the compensation estimated to be paid to our NEOs under various termination circumstances as of December 31, 2016 in the section below titled “Executive Officer Compensation — Potential Payments Upon Termination or Change in Control.”

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

Part 3 — 2017 Compensation Committee Actions

2017 Committee Actions

The Committee continues the process of reviewing the Company’s compensation philosophy and evaluating the design and performance of our executive compensation programs to ensure we have a program that aligns with governance and market best practices to the fullest extent possible while ensuring it is structured to best support achievement of our business strategy and human capital needs.  As a result of this ongoing review and evaluation, the Committee has already taken the following actions at this point in 2017:

No Salary Increases — Maintained salaries for named executive officers at 2016 amounts; re-affirmed that there will be generally no or limited salary adjustments for this group in the near future.

2017 TAIA Bonus Plan for our CEO and our President and COO — Adopted 2017 TAIA for our CEO and our President and COO entirely based on achieving superior EPS results for the year with an annual bonus target award opportunity of $1,820,000 and $300,000, respectively.  Target EPS performance has been set at a premium over the 2017 operating budget and in excess of last year’s actual EPS results.  The overall performance/payout range for 2017 has been set as follows:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

2017 Bonus Pool for other executive officers, including the other NEOs — Established a discretionary bonus pool for our executive officers, including our other NEOs, which is equal to ten percent (10%) of the after-tax profit of the Company in 2017 to be distributed in proportion to each bonus pool participant’s base salary.  Our CEO and our President and COO only have the option to award either 100% of the participant’s entitled proportion of the bonus pool or award no bonus to the participant.  Our CEO and our President and COO do not have the option to award a percentage other than 0%

or 100% to each participant.  If our CEO and our President and COO determine that a participant in the bonus pool will not receive a bonus, their potential share is removed from the pool, i.e., it is not shared among remaining participants.

Premium-Priced Stock Option Grants — The 2017 Long-Term Incentive Awards to our CEO were in the form of Premium-Priced stock options.  Mr. Richter was granted 100,000 stock options with a premium exercise price of $7.00, representing a 50.5% premium over the $4.65 closing price of our common stock on the date of grant.

Revised Director Compensation — Following a market review by our independent compensation consultant, the compensation provided to our non-employee directors was revised to $120,0000 annually to better align with market median and is comprised of $80,000 annual cash compensation, payable quarterly, and $40,000 in deferred stock units in the Company’s common stock.  Also, the Board revised the compensation of the Chairman of the Board to receive an additional annual retainer of $60,000, payable as $30,000 in cash and $30,000 in the form of deferred stock units.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management.  Based on such review and discussion, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A.

Compensation Committee

Steven R. Curts (Chairman)

Paul J. Evans
David Sgro

Executive Officer Compensation

Summary Compensation Table

The following table contains information concerning the annual compensation for our NEOs during 2016, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Option Awards $ (1) (2)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (3)	Total $
David L. Richter	2016	1,545,000	—	677,500	—	146,301	2,368,801
Chief Executive	2015	1,500,000	—	1,010,000	680,583	119,505	3,629,505
Officer (4)	2014	1,000,000	—	1,100,000	272,000	103,050	2,475,050

John Fanelli III	2016	465,000	—	96,500	—	16,969	578,469
Executive Vice President	2015	450,000	50,000	103,500	—	15,487	618,987
and Chief Financial Officer	2014	410,000	50,000	65,750	—	11,989	537,739

Raouf S. Ghali	2016	1,135,000	—	362,500	—	51,238	1,548,738
President and Chief	2015	1,100,000	—	414,000	136,117	45,935	1,759,935
Operating Officer	2014	950,000	150,000	263,000	—	58,285	1,421,285

Frederic Z. Samelian	2016	775,000	—	—	—	89,602	864,602
Former President, Construction	2015	750,000	50,000	51,750	—	19,123	870,873
Claims Group (5)	2014	720,000	50,000	105,200	—	18,488	893,688

Mohammed Al Rais	2016	689,744	—	144,750	—	42,238	876,732
Regional President (Middle	2015	684,294	140,028	103,500	—	45,919	973,741
East), Project Management Group	2014	622,086	125,020	131,500	—	32,741	911,347

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

(2)                                 The Black-Scholes option valuation model is used to estimate the fair value of the options in accordance with ASC 718.  For a discussion of the assumptions used, see Note 13 to the Company’s 2016 consolidated financial statements.

(3)                                 Hill provides its NEOs with additional benefits, reflected in the table below for 2016, that Hill believes are reasonable, competitive and consistent with the Company’s overall executive compensation program.

(4)                                 Mr. Richter was promoted to CEO on December 31, 2014.  He was previously our President and COO.

(5)                                 As of January 2, 2017, Mr. Samelian is no longer employed by the Company.

Name	Life Insurance $	Vehicle(s) and Parking $	Private Club $	Medical and Disability $	401 (k) Match $	Accrued Vacation $	Total Other Compensation $
David L. Richter	1,260	85,881	4,820	21,990	2,650	29,700	146,301
John Fanelli III	1,172	4,500	—	5,072	2,650	3,575	16,969
Raouf S. Ghali	1,260	—	—	25,510	2,650	21,818	51,238
Frederic Z. Samelian	1,260	70,000	—	15,692	2,650	—	89,602
Mohammed Al Rais	—	37,106	—	5,132	—	—	42,238

Grants of Plan-Based Awards

The following table presents information about plan-based awards made to our named executive officers in 2016:

	Grant	Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			All other option awards: number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
Name	Date	Threshold	Target	Maximum	(#) (2)	(per Sh)	(3)
David L. Richter	4/2/16	$525,000	$1,050,000	$2,100,000	250,000 250,000	$4.00 5.00	$677,500
John Fanelli III	6/13/16	58,250	116,500	233,000	25,000 25,000	4.31 5.17	96,500
Raouf S. Ghali	4/2/16	150,000	300,000	600,000	250,000	4.00	362,500
Frederic Z. Samelian		96,500	193,000	386,000	—	—	—
Mohammed Al Rais	6/13/16	92,500	185,000	370,000	37,500 37,500	4.31 5.17	144,750

(1)                                 The amounts listed represent potential threshold, target and maximum bonuses available to our CEO and our President and COO under the Bonus Plan for 2016.  The actual payments are reported above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)                                 Represents options issued under the 2006 Employee Stock Option Plan.  Information regarding the vesting schedules and expiration of these options is included in the “Outstanding Equity Awards at Fiscal Year-End” table and the footnotes thereto.  Options will vest on an accelerated basis upon the executive’s termination of employment under certain circumstances.  Additional information regarding the vesting acceleration provisions applicable to equity awards is included under the heading “Potential Payments upon Termination or Change in Control.”

(3)                                 See footnotes 1 and 2 to the Summary Compensation Table regarding calculation of these amounts.

Outstanding Equity Awards at Fiscal Year End

The following table presents information with respect to outstanding equity awards held by our named executive officers as of December 31, 2016.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price		Option expiration date
David L. Richter	265,000	—	(1)	$5.83		3/31/2017
	453,668	—	(2)	7.32	(3)	1/26/2016
	440,100	—	(4)	5.47	(3)	3/6/2017
	375,000	125,000	(5)	4.04	(3)	1/21/2018
	200,000	300,000	(6)	3.95		1/2/2021
	100,000	400,000	(7)	3.91		1/2/2022
	—	250,000	(8)	4.00		4/2/2023
	—	250,000	(8)	5.00		4/2/2023

John Fanelli III	10,000	—	(9)	6.31		6/3/2018
	15,000	10,000	(10)	3.67		1/21/2020
	10,000	15,000	(11)	4.95		3/10/2021
	10,000	40,000	(12)	4.03		1/27/2022
	—	25,000	(13)	4.31		6/13/2023
	—	25,000	(13)	5.17		6/13/2023

Raouf S. Ghali	50,000	—	(9)	6.31		6/3/2018
	60,000	40,000	(10)	3.67		1/21/2020
	40,000	60,000	(11)	4.95		3/10/2021
	40,000	200,000	(12)	4.03		1/27/2022
	—	250,000	(8)	4.00		4/2/2023

Frederic Z. Samelian	25,000	—	(9)	6.31		6/3/2018
	30,000	20,000	(10)	3.67		1/21/2020
	16,000	24,000	(11)	4.95		3/10/2021
	5,000	20,000	(12)	4.03		1/27/2022

Mohammed Al Rais	24,000	16,000	(10)	3.67		1/21/2020
	20,000	30,000	(11)	4.95		3/10/2021
	10,000	40,000	(12)	4.03		1/27/2022
	—	37,500	(13)	4.31		6/13/2023
	—	37,500	(13)	5.17		6/13/2023

(1)                                 These options were granted on March 31, 2010 and vest at the rate of 20% per year with vesting dates of March 31, 2011, 2012, 2013, 2014 and 2015.

(2)                                 These options were granted on January 26, 2011 and vest at the rate of 25% per year with vesting dates of January 26, 2012, 2013, 2014 and 2015.

(3)                                 The named executive officer’s beneficial ownership of the Company’s common stock exceeded 10% on the grant date.  The 2006 Employee Stock Option Plan requires that the grant of incentive stock options to a stockholder whose ownership of the Company exceeds 10% at the time of grant be made at an exercise price equal to 110% of the fair market value of the Company’s common stock at the date of grant.

(4)                                 These options were granted on March 6, 2012 and vest at the rate of 25% per year with vesting dates of March 6, 2013, 2014, 2015 and 2016.

(5)                                 These options were granted on January 21, 2013 and vest at the rate of 25% per year with vesting dates of January 21, 2014, 2015, 2016 and 2017.

(6)                                 These options were granted on January 2, 2014 and vest at the rate of 20% per year with vesting dates of January 2, 2015, 2016, 2017, 2018 and 2019.

(7)                                 These options were granted on January 2, 2015 and vest at the rate of 20% per year with vesting dates of January 2, 2016, 2017, 2018, 2019 and 2020.

(8)                                 These options were granted on April 2, 2016 and vest at the rate of 20% per year with vesting dates of April 2, 2017, 2018, 2019, 2020 and 2021.

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

(13)                          These options were granted on June 13, 2016 and vest at the rate of 20% per year with vesting dates of June 13, 2017, 2018, 2019, 2020 and 2021.

Option Exercises

The following table provides information on the exercise of stock options by our named executive officers during 2016.

	Option Awards
Name	Number of Shares acquired on exercise (#)	Value realized on exercise
David L. Richter	150,000	$117,000
John Fanelli III	20,000	25,400
Raouf S. Ghali	55,489	70,471
Frederic Z. Samelian	—	—
Mohammed Al Rais	—	—

Employment Agreement with Our CEO

Under an agreement effective December 31, 2014 with a five-year term, our CEO, David L. Richter, receives a base salary of no less than $1,000,000, to be adjusted annually, and is eligible to receive an annual bonus based upon the achievement of performance criteria to be established by the Board or its Compensation Committee for the applicable year.  He also is eligible to receive an annual long-term incentive award, which may consist of stock options issued by the Company, shares of restricted stock of the Company, and other forms of equity-based, equity-linked or other long-term incentive compensation. The amount and other terms of long-term incentive awards made to him, if any, are determined by the Board or its Compensation Committee.  The agreement establishes his total direct compensation opportunity, consisting of base salary and annual and long-term incentive opportunities at least at the 75th percentile of CEOs in our Selected Peer Group.  The agreement further provides that he is entitled to all benefits of employment provided to other employees of the Company and provides Mr. Richter with two vehicles for his use during the employment term.

Employment Agreement with Our President and COO

Under an agreement effective August 18, 2016 with a five-year term, our President and COO, Raouf S. Ghali, is to receive a base salary the amount of which shall be reviewed annually by the Company’s Compensation Committee. Mr. Ghali’s current base salary is $1,135,000 per annum.  In addition to base salary, Mr. Ghali will be eligible to receive an annual bonus based upon the achievement of performance criteria to be established by the Board or its Compensation Committee for the applicable year. Mr. Ghali also will be eligible to receive an annual long-term incentive award, which may consist of stock options issued by the Company, shares of restricted stock of the Company, and other forms of equity-based, equity-linked or other long-term incentive compensation. The amount and other terms of long-term incentive awards made to Mr. Ghali, if any, will be determined by the Board or its Compensation Committee.  The agreement further provides that Mr. Ghali is entitled to all benefits of employment provided to other employees of the Company.  Mr. Ghali may terminate the employment agreement at any time upon no less than 30 days prior written notice to the Company of such termination.

2015 Senior Executive Retention Plan

On January 27, 2015, the Board adopted the Hill International, Inc. 2015 Senior Executive Retention Plan (the “2015 Retention Plan”) and became effective immediately. The Board adopted the 2015 Retention Plan as part of its effort to minimize distractions to certain executives created by a pending or threatened change in control and to provide such executives with compensation and benefit arrangement upon a change in control which ensure that the executives’ expectations will be satisfied. The 2015 Retention Plan provides certain severance benefits during the two-year period immediately following a change in control (as defined in the 2015 Retention Plan) to certain senior officers of the Company as selected by the Board, including each of the Company’s named executive officers with the exception of those officers who have separate employment agreements or other arrangements with the Company providing for severance, in the event of (i) involuntary termination of employment by the Company other than for certain events constituting “cause” set forth in the 2015 Retention Plan, or (ii) voluntary resignation for good reason (as defined in the 2015 Retention Plan). Under the 2015 Retention Plan, following a qualifying termination, the participant will receive (i) a lump-sum payment of an amount equal to one year of the executive’s then base annual salary, payable within 30 days after the effective date of the event giving rise to the benefits under the 2015 Retention Plan, and (ii) if the executive’s employment is terminated by the Company “without cause” or by the executive for “good reason” during the two-year period immediately following a change in control, any and all stock options, stock grants or other equity-based compensation granted to such executive will immediately vest. If required by Internal Revenue Code Section 409A, payments or benefits to certain executives may be delayed by up to 6 months from the date of termination.  A participant that is a party to any employment agreement or other arrangement with the Company providing for severance is not eligible to receive benefits under the Plan unless he or she waives any rights to such other severance.

As of December 31, 2016, Frederic Z. Samelian was designated as a Participant under the 2015 Retention Plan; effective January 2, 2017, Mr. Samelian is no longer employed by the Company.

2016 Executive Retention Plan

Effective November 3, 2016, the Board adopted the Company’s 2016 Executive Retention Plan (the “2016 Retention Plan”) which provides for the payment of severance benefits by the Company to certain designated employees (each a “Participant”) whose employment is permanently terminated due to an Involuntary Termination (as defined in the 2016 Retention Plan).  Upon termination of a Participant’s employment by the Company without “Cause” (as set forth in the 2016 Retention Plan) or by the Participant for “Good Reason” (as defined in the Plan), the Company will be required to pay to the Participant a lump sum cash payment in an amount equal to one times the Participant’s base salary at such time; notwithstanding the foregoing, if the termination is within one year following a Change in Control (as defined in the 2016 Retention Plan), the Company will be required to pay to the Participant a lump sum cash payment in an amount equal to two times the Participant’s base salary at such time and any and all unvested stock options, stock grants or other stock based compensation granted to the Participant shall then immediately vest.

Effective November 3, 2016, John Fanelli, III and Mohammed Al Rais were designated as Participants under the 2016 Retention Plan. No other named executive officer was designated as a Participant under the 2016 Retention Plan.

Potential Payments Upon Termination or Change in Control

The Company has entered into agreements and maintains plans that will require the Company to provide compensation to certain individuals in the event of a termination of employment and/or a change in control of the Company.  The potential amount of compensation payable to each individual in each situation is set forth in the tables below.  The amounts shown in the tables assume that termination of the individual and/or a change in control occurred on December 31, 2016 and are based on the closing price per share of Hill common stock on that date of $4.35.  The actual amounts to be paid will depend on the circumstances and time of the termination or change in control.  Please see “Employment Agreement with Our CEO” and “Employment Agreement with Our President and COO” for a description of the material terms of the employment agreement we entered into with each of our CEO and our President and COO.  In addition, the Company has change in control arrangements with our other NEOs.

David L. Richter

Payments and Benefits	Death		By Company Without Cause		By Executive for Good Reason		By Executive Within Two Years Following a Change in Control
Cash payment	$386,250	(1)	$4,635,000	(2)	$4,635,000	(2)	$4,635,000	(2)
Cost of continued benefits of employment accorded to Company employees	—		65,970	(3)	65,970	(3)	65,970	(3)
Automobile expenses	—		257,643	(4)	257,643	(4)	257,643	(4)
Vesting of stock options	—		422,250	(5)	—		—

(1)                                 Upon David L. Richter’s death, the Company shall continue to pay to his surviving spouse his then base salary, for a period of 90 days.  On December 31, 2016, Mr. Richter’s base salary was $1,545,000.

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

(5)                                 Mr. Richter’s stock options immediately vest if the Company terminates him without cause.  As of December 31, 2016, Mr. Richter had unvested stock options to purchase 125,000 shares at an exercise price of $4.04 per share, 300,000 shares at $3.95 per share, 400,000 shares at $3.91 per share, 250,000 shares at $4.00 per share and 250,000 shares at $5.00 per share. This amount represents the intrinsic value of the award based on the difference between the exercise price and $4.35, the closing price of the Company’s common stock on December 31, 2016.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2016.

John Fanelli III

Payments and Benefits	By Company Without Cause		By Executive for Good Reason		By Executive Within One Year Following a Change in Control
Cash payment	$465,000	(1)	$465,000	(1)	$930,000	(2)
Vesting of stock options	—		—		20,600	(3)

(1)                                 Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Fanelli at the effective date of such termination in an amount equal to his then base salary.

(2)                                 Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Fanelli at the effective date of such termination in an amount equal to two times his then base salary.

(3)                                 Mr. Fanelli’s stock options immediately vest if he is involuntarily terminated within two years following a change in control.  As of December 31, 2016, Mr. Fanelli had unvested stock options to purchase 10,000 shares at an exercise price of $3.67 per share, 15,000 shares at $4.95 per share, 40,000 shares at $4.03 per share, 25,000 shares at $4.31 and 25,000 shares at $5.17.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $4.35, the closing price of the Company’s common stock on December 31, 2016.  The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2016.

Raouf S. Ghali

Payments and Benefits	By Company Without Cause		By Executive for Good Reason		By Executive Within Two Years Following a Change in Control
Cash payment	$2,270,000	(1)	$2,270,000	(1)	$2,270,000	(1)
Vesting of stock options	165,900	(2)	—		—

(1)                                 The Company is required to make this cash payment to Mr. Ghali within thirty days after the effective date of such termination in an amount equal to three years of his then base salary if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control of the Company.

(2)                                 Mr. Ghali’s stock options immediately vest if the Company terminates him without cause.  As of December 31, 2016, Mr. Ghali had unvested stock options to purchase 40,000 shares at an exercise price of $3.67 per share, $60,000 shares at $4.95 per share, 200,000 shares at $4.03 per share and 250,000 shares at $4.00 per share. This amount represents the intrinsic value of the award based on the difference between the exercise price and $4.35, the closing price of the Company’s common stock on December 31, 2015.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2015.

Frederic Z. Samelian

Payments and Benefits	For Involuntary Termination Within Two Years Following a Change of Control
Cash payment	$775,000	(1)
Vesting of stock options	20,000	(2)

(1)                                 The Company would have been required to make this cash payment to Mr. Samelian at the effective date of such termination in an amount equal to his then base salary.  As of January 2, 2017, Mr. Samelian is no longer an employee of the Company.

(2)                                 Mr. Samelian’s stock options immediately vest if he is involuntarily terminated within two years following a change in control.  As of December 31, 2016, Mr. Samelian had unvested stock options to purchase 20,000 shares at an exercise price of $3.67 per share, 24,000 shares at $4.95 per share and 20,000 shares at an exercise price of $4.03 per share.  This amount represents the intrinsic value of the award based on the difference between the exercise price and $4.35 per share, the closing price of the Company’s common stock on December 31, 2016.  The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2016.

Mohammed Al Rais

Payments and Benefits	By Company Without Cause		By Executive for Good Reason		By Executive Within One Year Following a Change in Control
Cash payment	$689,744	(1)	$689,744	(1)	$1,379,488	(2)
Vesting of stock options	—		—		25,180	(3)

(1)                                 Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to his then base salary.

(2)                                 Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to two times his then base salary.

(3)                                 Mr. Al Rais’ stock options immediately vest if he is involuntarily terminated within one year following a change in control.  As of December 31, 2016, Mr. Al Rais had unvested stock options to purchase 16,000 shares at an exercise price of $3.67 per share, 30,000 shares at $4.95 per share, 40,000 shares at $4.03 per share, 37,500 shares at $4.31 per share and 37,500 shares at $5.17 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $4.35, the closing price of the Company’s common stock on December 31, 2016.  The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2016.

Director Compensation

Other than our CEO and our President and COO whose compensation is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director in 2016.  Previously, the Company paid each non-employee director $120,000 in cash and a grant of restricted stock and stock options for his or her service.  Beginning in November 2016, the Board revised the compensation paid to each non-employee director to $120,000 for his or her service, of which $80,000 is payable in cash and $40,000 is payable in deferred stock units.  Also, the Board revised the compensation of the Chairman of the Board to receive an additional annual retainer of $60,000, payable as $30,000 in cash and $30,000 in the form of deferred stock units.  The Chairman of the Compensation Committee and the Chairman of the Governance and Nominating Committee each continue to receive an additional annual committee chairman’s fee of $5,000 payable in cash, and the Chairman of the Audit Committee continues to receive an additional annual committee chairman’s fee of $10,000 payable in cash.

	Fees Earned or paid in Cash $	Stock Awards $ (1)	Option Awards $ (1)	Total $
Craig L. Martin (2)	87,500	80,000	10,000	177,500
Camille S. Andrews	85,000	40,000	—	125,000
Brian W. Clymer	90,000	40,000	—	130,000
Steven R. Curts	110,036	40,000	—	150,036
Adam L. Eiseman (3)	11,183	—	—	11,183
Paul J. Evans (4)	20,589	40,000	—	60,589
Alan S. Fellheimer	83,750	40,000	—	123,750
Charles M. Gillman (4)	20,000	40,000	—	60,000
Steven M. Kramer (5)	60,000	—	—	60,000
Gary F. Mazzucco (5)	60,000	—	—	60,000
Irvin E. Richter (5) (6)	—	—	—	—
David Sgro (4)	20,000	40,000	—	60,000

(1)                                 The amounts reported in these columns reflect the aggregate grant date fair value of stock awards, grants of stock options and grants of deferred stock units (“DSUs”) calculated in accordance with ASC 718.  The amounts for options and DSUs do not reflect compensation actually received by the director.  The actual value, if any, that a director may realize from an option award is contingent upon the excess of the stock price over the exercise price, if any, on the date the option is exercised; the actual value that a director may realize from a DSU is contingent upon the stock price on the date the DSU is settled following the termination of a director’s service on the Board.  Thus, there is no assurance that the value eventually realized by the director will correspond to the amount shown.

(2)                                 Mr. Martin was appointed to the Board on February 3, 2016 and was appointed as Chairman of the Board on October 5, 2016.

(3)                                 Mr. Eiseman was appointed to the Board on August 11, 2016 and resigned from the Board on September 15, 2016.

(4)                                 Each of Mr. Evans, Gillman and Sgro were elected as members of the Board effective as of August 11, 2016.

(5)                                 Each of Mr. Kramer, Mazzucco and Richter ended their respective terms as a member of the Board effective as of August 11, 2016.

(6)                                 The Company has an employment agreement with Mr. Richter under which the Company is required to pay Mr. Richter a salary of $1,400,000 annually plus certain perquisites. Mr. Richter is an employee of the Company but not an executive officer. Please see the section below titled “Employment Agreement with Irvin E. Richter” for a description of the material terms of Mr. Richter’s agreement.

Employment Agreement with Irvin E. Richter

Under an employment agreement effective December 31, 2014 with a five-year term, Irvin E. Richter receives an annual compensation of $1,400,000 and is eligible to receive an annual bonus in an amount, if any, to be determined by the Board. The agreement further provides that Mr. Richter is entitled to all benefits provided to employees of the Company during the term of the agreement. In addition, the Company agrees to provide him with two vehicles for his use and pays certain life insurance, medical and disability premiums during the term of the agreement. During 2016, Mr. Richter received a base salary of $1,400,000 and no bonus. Mr. Richter is entitled to severance benefits upon the occurrence of certain events as set forth in the agreement, including a termination by the Company without cause, by Mr. Richter for good reason or by Mr. Richter within two years of a change of control. If such an event would have occurred on December 31, 2016, Mr. Richter would have been eligible to receive approximately $4,641,000 in severance benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information regarding the beneficial ownership of our common stock as of April 28, 2017, unless otherwise stated in a footnote to the table below, by each person or entity known by us to beneficially own more than five percent of our common stock, by our directors, by our named executive officers and by all our directors and executive officers as a group.  For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee stock options granted by the Company) within 60 days. Unless otherwise indicated, the address of each of the beneficial owners is c/o Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, PA 19103. As of April 28, 2017, there were 51,878,215 shares of our common stock outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares		Percent
Irvin E. Richter	5,534,999	(1)	10.5%

Bulldog Investors, LLC, Full Value Partners, L.P., Andrew Dakos, Phillip Goldstein and Steven Samuels	3,949,438	(2)	7.6%
Park 80 West - Plaza Two
250 Pehle Avenue, Suite 708
Saddle Brook, NJ 07663

Cornwall Capital Management LP	3,432,956	(3)	6.6%
570 Lexington Avenue, Suite 1001
New York, NY 10166

Crescendo Partners II, L.P., Series M2, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Crescendo Advisors II LLC and Eric Rosenfeld	2,825,549	(2)	5.4%
777 Third Avenue, 37th Floor
New York, NY 10017

Petrus Securities, L.P., Petrus Capital Management, LLC and Petrus Trust Company, LTA	2,587,768	(4)	5.0%
P.O. Box 269014
Plano, Texas 75026-9014

NAMED EXECUTIVE OFFICERS AND DIRECTORS
David L. Richter	4,888,330	(5)	9.2%
Raouf S. Ghali	520,758	(6)	*
Frederic Z. Samelian	104,712	(7)	*
Brian W. Clymer	175,143	(8)	*
Alan S. Fellheimer	153,941	(9)	*
Camille S. Andrews	129,252	(10)	*
Mohammed Al Rais	115,567	(11)	*
John Fanelli III	106,014	(12)	*
Steven R. Curts	28,567	(13)	*
Craig L. Martin	32,612	(14)	*
Paul J. Evans	10,958	(15)	*
Charles M. Gillman	10,958	(16)	*
David Sgro	10,958	(17)	*

All directors and executive officers as a group (15 persons)	6,375,358		11.6%

*Represents less than 1% of the shares outstanding

(1)                                 The beneficial ownership information is based upon information provided to the Company by Mr. Richter and available to the Company. Includes 875,000 shares issuable upon the exercise of options held by Mr. Richter.

(2)                                 The beneficial ownership information is based solely upon the Schedule 13D/A filed with the SEC on September 20, 2016, by Bulldog Investors, LLC, Full Value Partners, L.P., Andrew Dakos, Phillip Goldstein, Steven Samuels, Crescendo Partners II, L.P., Series M2, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Crescendo Advisors II, LLC, Jamarant Capital, L.P., Jamarant Investors, LLC, Jamarant Advisors, LLC, Eric Rosenfeld, Gregory R. Monahan, David Sgro, Paul J. Evans and Charles Gillman.

(3)                                 The beneficial ownership information is based solely on a Schedule 13D/A filed with the SEC on May 2, 2016.

(4)                                 The beneficial ownership information is based solely on a Schedule 13D filed with the SEC on July 19, 2016 by Petrus Securities, L.P., Petrus Capital Management, LLC and Petrus Trust Company, LTA, all of which may be deemed a “group” for purposes of Section 13(d)(3) of the Exchange Act.

(5)                                 Includes 1,100,000 shares issuable upon the exercise of options held by Mr. Richter and 55,886 shares held in the Company’s 401(k) Plan for the benefit of Mr. Richter.  Does not include 44,000 shares of common stock held by Mr. Richter’s minor children or 5,000 shares held by Mr. Richter’s spouse, for which Mr. Richter disclaims beneficial ownership.  Includes 3,002,840 shares held as collateral.

(6)                                 Includes 320,000 shares issuable upon the exercise of options held by Mr. Ghali, 25,880 shares of common stock held in the Company’s 401(k) Plan and 1,847 shares of common stock held in the Company’s employee stock purchase plan.

(7)                                 As of January 2, 2017, Mr. Samelian is no longer an employee of the Company. The beneficial ownership information for Mr. Samelian is based on information available to the Company as of January 2, 2017 and includes 4,951 shares held in the Company’s 401(k) Plan for the benefit of Mr. Samelian.

(8)                                 Includes 71,415 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Clymer.

(9)                                 Includes 71,415 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Fellheimer.

(10)                          Includes 71,415 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Ms. Andrews.

(11)                          Includes 82,000 shares issuable upon the exercise of options held by Mr. Al Rais.

(12)                          Includes 65,000 shares issuable upon the exercise of options held by Mr. Fanelli, 8,014 shares held in the Company’s 401(k) Plan for the benefit of Mr. Fanelli and 12,070 shares held in the Company’s employee stock purchase plan.

(13)                          Includes 13,274 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Curts.

(14)                          Includes 10,101 shares issuable upon the exercise of options and 19,178 shares issuable upon the settlement of deferred stock units held by Mr. Martin.

(15)                          Includes 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Evans.

(16)                          Includes 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Gillman.

(17)                          Includes 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Sgro.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 13 to our consolidated financial statements for further information related to these plans.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the year ended December 31, 2016, there were no transactions, or series of similar transactions, to which the Company was or is to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” and “Director Compensation.”

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

In addition to these objective standards, the Board of Directors has adopted a general standard, also in compliance with NYSE rules, to the effect that no director qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with us.  In making this determination, the Board considers all relevant facts and circumstances regarding any transactions, relationships and arrangements between Hill and the director, and also between Hill and any company or organization with which the director is affiliated.  The Board of Directors has determined that our current independent directors are Camille S. Andrews, Brian W. Clymer, Steven R. Curts, Paul J. Evans, Alan S. Fellheimer, Charles M. Gillman, Craig L. Martin and David Sgro.

Item 14. Principal Accounting Fees and Services.

EisnerAmper LLP (“EisnerAmper”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2015.  The fees and expenses for services rendered in the past two fiscal years are set forth in the table below.  The Audit Committee pre-approved all of these services.

Type of Fees	2016	2015
Audit Fees (1)	$1,237,000	$1,368,000
Audit - Related Fees (2)	120,700	108,200
Tax Fees (3)	89,494	—
All Other Fees	—	—
Total Fees	$1,447,194	$1,476,200

(1)                                 Audit fees consist of fees billed for services for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2015 audit fees also included amounts billed for services for the audit of our amended 10-K’s for the years ended December 31, 2012, 2013 and 2014 and amended 10Qs for the periods ended March 31, 2015 and June 30, 2015, and other services related to SEC matters

(2)                                 Audit-Related consist of assurance and related services rendered by EisnerAmper that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees. These services include employee benefit plan audits, consultation on accounting matters in foreign jurisdictions, due diligence related to mergers and acquisitions, consultation on financial accounting and reporting.

(3)                                 Tax fees consist of fees for professional service for tax advice and tax planning related to the Company’s international operations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

Exhibit Index

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended.(1)

3.1		Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation.(2)

3.2		Amended and Restated By-laws of Hill International, Inc. (23)

3.3		Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc.(3)

4.1		Specimen Common Stock Certificate.(4)

10.1	*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012).(5)

10.2	*	Employment Agreement between the Company and Irvin E. Richter, dated as of December 31, 2014.(6)

10.3	*	Employment Agreement between the Company and David L. Richter, dated as of December 31, 2014.(7)

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

10.8		Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto.(12)

10.9	*	Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended.(13)

10.10	*	Hill International, Inc. 2007 Restricted Stock Grant Plan.(14)

10.11	*	Hill International, Inc. 2008 Employee Stock Purchase Plan.(15)

10.12	*	Hill International, Inc. 2015 Senior Executive Retention Plan.(16)

10.13		Hill International, Inc. 2010 Senior Executive Bonus Plan.(17)

10.14		Stock Purchase Agreement, dated as of December 20, 2016, by and among Hill International, Inc., Hill International N.V., Liberty Mergeco, Inc. and Liberty Bidco UK Limited.(18)

10.15	*	Employment Agreement between the Company and Raouf S. Ghali, dated August 18, 2016.(19)

10.16	*	Hill International, Inc. 2016 Executive Retention Plan.(20)

10.17	*	Form of Hill International, Inc. 2016 Executive Retention Plan Participation Agreement.(21)

10.18		Settlement Agreement among the Company, Bulldog Investors LLC, and certain directors of the Company, dated September 16, 2016.(22)

21		Subsidiaries of the Registrant. (23)

23.1		Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm. (23)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.3		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101.INS	XBRL Instance Document. (23)

101.SCH	XBRL Taxonomy Extension Schema Document. (23)

101.PRE	XBRL Taxonomy Presentation Linkbase Document. (23)

101.CAL	XBRL Taxonomy Calculation Linkbase Document. (23)

101.LAB	XBRL Taxonomy Label Linkbase Document. (23)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (23)

(1)	Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(2)	Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.

(3)	Included as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference.

(4)	Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.

(5)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.

(6)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(7)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.

(8)	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(9)	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(10)	Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(11)	Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(12)	Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.

(13)*	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.

(14)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.

(15)*	Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.

(16)*	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.

(17)	Included as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.

(18)	Included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2016 and incorporated herein by reference.

(19)*	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016 and incorporated herein by reference.

(20)*	Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.

(21)*	Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.

(22)	Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference.

(23)	Previously filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2017..

*	Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ DAVID L. RICHTER
David L. Richter
Chief Executive Officer
Date: May 1, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ CRAIG L. MARTIN	By:	/s/ DAVID L. RICHTER
	Craig L. Martin		David L. Richter
	Chairman and Director		Chief Executive Officer and Director (Principal
	Date: May 1, 2017		Executive Officer)
Date: May 1, 2017

By:	/s/ RAOUF S. GHALI	By:	/s/ BRIAN W. CLYMER
	Raouf S. Ghali		Brian W. Clymer
	President, Chief Operating Officer and Director		Director
	Date: May 1, 2017		Date: May 1, 2017

By:	/s/ JOHN FANELLI III	By:	/s/ ALAN S. FELLHEIMER
	John Fanelli III		Alan S. Fellheimer
	Executive Vice President and Chief Financial Officer		Director
	(Principal Financial Officer and Principal Accounting		Date: May 1, 2017
Officer)
Date: May 1, 2017

By:	/s/ CAMILLE S. ANDREWS	By:	/s/ PAUL J. EVANS
	Camille S. Andrews		Paul Evans
	Director		Director
	Date: May 1, 2017		Date: May 1, 20172017

By:	/s/ STEVEN R. CURTS	By:	/s/ DAVID D. SGRO
	Steven R. Curts		David Sgro
	Director		Director
	Date: May 1, 2017		Date: May 1, 2017

By:	/s/ CHARLES M. GILLMAN
Charles M. Gillman
Director
Date: May 1, 2017