Form 10-Q
period 2017-03-31
Hill International, Inc.
filed 2017-05-10
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐ No ☒

There were 51,878,215 shares of the Registrant’s Common Stock outstanding at April 28, 2017.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

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

Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include:

•                  The risks set forth in Item 1A, “Risk Factors,” in our most recent Annual Report on Form 10-K;

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

•                  Unexpected delays in collections from clients located in the Middle East;

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$20,413	$25,637
Cash - restricted	3,544	4,312
Accounts receivable, less allowance for doubtful accounts of $68,302 and $71,082	166,468	164,554
Accounts receivable - affiliates	7,335	5,712
Prepaid expenses and other current assets	7,799	7,751
Income taxes receivable	2,900	3,554
Current assets held for sale	53,351	54,651
Total current assets	261,810	266,171
Property and equipment, net	16,173	16,787
Cash - restricted, net of current portion	327	313
Retainage receivable	17,775	17,225
Acquired intangibles, net	6,196	6,747
Goodwill	51,467	50,665
Investments	4,385	3,581
Deferred income tax assets	2,047	2,197
Other assets	4,009	4,224
Non-current assets held for sale	33,353	33,298
Total assets	$397,542	$401,208
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$4,492	$1,983
Accounts payable and accrued expenses	86,750	83,992
Income taxes payable	3,764	4,808
Deferred revenue	5,094	12,943
Other current liabilities	8,515	8,168
Current liabilities held for sale	25,906	28,210
Total current liabilities	134,521	140,104
Notes payable and long-term debt, net of current maturities	150,808	142,120
Retainage payable	1,000	961
Deferred income taxes	619	535
Deferred revenue	12,099	12,691
Other liabilities	10,266	9,732
Non-current liabilities held for sale	3,851	4,679
Total liabilities	313,164	310,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,848 shares and 58,835 shares issued at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	190,956	190,355
Retained earnings (deficit)	(24,734)	(17,623)
Accumulated other comprehensive loss	(53,953)	(54,327)
	112,275	118,411
Less treasury stock of 6,977 shares at March 31, 2017 and December 31, 2016, respectively	(30,041)	(30,041)
Hill International, Inc. share of equity	82,234	88,370
Noncontrolling interests	2,144	2,016
Total equity	84,378	90,386
Total liabilities and stockholders’ equity	$397,542	$401,208

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Consulting fee revenue	$95,913	$116,579
Reimbursable expenses	11,656	17,791
Total revenue	107,569	134,370

Cost of services	61,548	75,510
Reimbursable expenses	11,656	17,791
Total direct expenses	73,204	93,301
Gross profit	34,365	41,069

Selling, general and administrative expenses	34,865	38,398
Share of loss (profit) of equity method affiliates	34	(15)
Operating (loss) profit	(534)	2,686

Interest and related financing fees, net	197	213
(Loss) earnings before income taxes	(731)	2,473

Income tax expense	654	166
(Loss) earnings from continuing operations	(1,385)	2,307

Loss from discontinued operations	(5,665)	(853)
Net (loss) earnings	(7,050)	1,454

Less: net earnings - noncontrolling interests	61	4
Net (loss) earnings attributable to Hill International, Inc.	$(7,111)	$1,450

Basic (loss) earnings per common share from continuing operations	(0.03)	0.05
Basic loss per common share from discontinued operations	(0.11)	(0.02)
Basic (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.03
Basic weighted average common shares outstanding	51,860	51,631

Diluted (loss) earnings per common share from continuing operations	(0.03)	0.05
Diluted loss per common share from discontinued operations	(0.11)	(0.02)
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.14)	$0.03
Diluted weighted average common shares outstanding	51,860	51,722

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net (loss) earnings	$(7,050)	$1,454
Foreign currency translation adjustment, net of tax	440	434
Other, net	—	34
Comprehensive (loss) earnings	(6,610)	1,922
Comprehensive earnings (loss) attributable to noncontrolling interests	128	(752)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(6,738)	$2,674

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(7,050)	$1,454
Loss from discontinued operations	5,665	853
(Loss) earnings from continuing operations	(1,385)	2,307
Adjustments to reconcile net (loss) earnings to net cash (used in):
Depreciation and amortization	1,566	1,878
Provision for bad debts	(526)	1,271
Amortization of deferred loan fees	444	444
Deferred tax benefit	93	749
Stock based compensation	552	668
Changes in operating assets and liabilities:
Restricted cash	812	378
Accounts receivable	(1,308)	(1,897)
Accounts receivable - affiliate	(1,621)	(4,149)
Prepaid expenses and other current assets	61	18
Income taxes receivable	732	(292)
Retainage receivable	(550)	(281)
Other assets	(337)	3,979
Accounts payable and accrued expenses	1,544	(6,558)
Income taxes payable	(1,129)	(3,867)
Deferred revenue	(8,721)	(2,533)
Other current liabilities	257	3,633
Retainage payable	38	266
Other liabilities	513	(995)
Net cash used in continuing operations	(8,965)	(4,981)
Net cash (used in) provided by discontinued operations	(6,554)	368
Net cash used in operating activities	(15,519)	(4,613)

Cash flows from investing activities:
Payments for purchase of property and equipment	(241)	(141)
Net cash used in investing activities of continuing operations	(241)	(141)
Net cash used in investing activities of discontinued operations	(458)	(31)
Net cash used in investing activities	(699)	(172)

Cash flows from financing activities:
Payments on term loans	(314)	(314)
Net borrowings on revolving loans	10,997	1,202
Proceeds from stock issued under employee stock purchase plan	49	10
Proceeds from exercise of stock options	—	86
Net cash provided by financing activities	10,732	984
Effect of exchange rate changes on cash	262	747
Net decrease in cash and cash equivalents	(5,224)	(3,054)
Cash and cash equivalents — beginning of period	25,637	24,089
Cash and cash equivalents — end of period	$20,413	$21,035

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

Note 2 - Liquidity

The amount of consulting fee revenue (“CFR”) attributable to operations in the Middle East and Africa is approximately 45.5% of total consolidated CFR for the three months ended March 31, 2017.  There has been significant political upheaval and civil unrest in this region, most notably in Libya and Iraq where the Company had substantial operations.  In 2012, due to the overthrow of the Libyan government, the Company reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”).  Subsequently, the Company received payments totaling approximately $9,511,000. During the quarter ended March 31, 2017, the Company wrote off approximately $3,593,000 and maintains a reserve of approximately $2,777,000 against accounts receivable from various projects in Iraq.  This shortfall of cash flows continues to put a considerable strain on its liquidity.

The Company continues to experience slowing of collections from its clients in the Middle East, primarily Oman.  In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman.  The original contract term expired in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project.  The Company began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices.  In October 2015, the MOTC paid the Company for work performed in April and May 2015.  In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (“the second extension”) and has since commenced additional work, which management expects to last through approximately June 2018.  MOTC resumed payments in 2016 paying the Company approximately $42,000,000 during 2016 and $12,728,000 through April 2017.  At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000, of which approximately $18,700,000 was past due based on contractual terms.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.  As a result, the Company has had to rely heavily on debt and equity transactions to fund its operations over the past few years.

Note 3 - Discontinued Operations

In early 2016, the Company began to investigate the sale of its Construction Claims Group (the “Claims Group”). The pending sale of that segment represents a strategic shift that will have a major effect on its operations and financial results. Accordingly, the Company had classified the assets and liabilities of that segment as held for sale and has reflected its operations and cash flows as discontinued operations for all periods presented.

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers will acquire the Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. for a total purchase price of $140,000,000 in cash reduced by assumed indebtedness and certain other items, as set forth in the Agreement.  The transaction closed effective May 5, 2017.  See Note 18 for further information.

The carrying amounts of assets and liabilities of the discontinued operations which have been classified as held for sale are as follows (in thousands):

	March 31, 2017	December 31, 2016
Trade receivables	$48,580	$50,892
Prepaid expense and other current assets	2,775	3,064
Income taxes receivable	1,996	695
Total current assets classified as held for sale	$53,351	$54,651

Property, plant and equipment	4,569	4,617
Acquired intangibles, net	3,271	3,397
Goodwill	23,152	22,714
Investments	7	6
Deferred income tax assets	1,751	1,954
Other assets	603	610
Total non-current assets classified as held for sale	$33,353	$33,298

Accounts payable	21,576	23,406
Income taxes payable	8	92
Deferred revenue	1,684	1,562
Other current liabilities	2,638	3,150
Total current liabilities classified as held for sale	$25,906	$28,210

Deferred income taxes	2,115	2,022
Deferred revenue	437	1,012
Other liabilities	1,299	1,645
Total non-current liabilities classified as held for sale	$3,851	$4,679

The line items constituting earnings from discontinued operations consist of the following (in thousands):

	March 31,
	2017	2016
Consulting fee revenue	$40,239	$40,726
Reimbursable expenses	3,791	1,125
Total revenue	44,030	41,851
Cost of services	18,203	18,553
Reimbursable expenses	3,791	1,125
Total direct expenses	21,994	19,678
Gross profit	22,036	22,173
Selling, general and administrative expenses	24,030	19,327
Operating (loss) profit	(1,994)	2,846
Interest and related financing fees, net	3,647	3,184
Loss before income taxes	(5,641)	(338)
Income tax expense	24	515
Net loss from discontinued operations	$(5,665)	$(853)

In connection with the sale of the Construction Claims Group, the Company will be required to pay off the Secured Credit Facilities (See Note 9).  Accordingly, the Company has allocated to discontinued operations all interest expense related to the Secured Credit Facilities.  During the first quarter of 2017, the Company charged to discontinued operations approximately $1,585,000 of costs related to the pending sale of the Construction Claims and $410,000 for a potential tax liability related to foreign jurisdictions. See Notes 17 and 18 for further information.

Note 4 — Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2017	December 31, 2016

Billed	$191,243	$200,134
Retainage, current portion	11,242	10,824
Unbilled	32,285	24,678
	234,770	235,636
Allowance for doubtful accounts	(68,302)	(71,082)
Total	$166,468	$164,554

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman. The original contract term expired in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project.  The Company began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (the “second extension”) and has since commenced additional work, which management expects to last approximately 18 months.  When the MOTC resumed payments in 2016, the Company received approximately $42,000,000 during the year. At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000, of which approximately $18,700,000, was past due based on contractual terms. Through April 2017, the Company received payments totaling $12,728,000 against this receivable.

In addition, there is approximately $17,000,000 included in non-current Retainage Receivable in the consolidated balance sheet at March 31, 2017.  Of that amount, approximately $8,400,000 relates to retention and approximately $8,600,000 relates to a Defect and Liability Period (“DLP”).  Retention represents five percent of each monthly invoice which is retained by MOTC.  Fifty percent of the retention will be released one year from the commencement of the DLP and the balance will be released upon the issuance of final Completion Certificates.  DLP represents the period by which the contractor must address any defect issues. This period commences upon the issuance of a “Taking Over Certificate” (by MOTC) to contractors for up to a period of 24 months and ends with a final certificate closing the project.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Client relationships	$16,859	$11,931	$16,699	$11,298
Acquired contract rights	2,005	1,901	2,058	1,912
Trade names	2,369	1,205	2,339	1,139
Total	$21,233	$15,037	$21,096	$14,349

Intangible assets, net	$6,196		$6,747

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2017	2016
$590	$904

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
2017 (remaining 9 months)	$1,680
2018	1,207
2019	1,202
2020	941
2021	543

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2017 (in thousands):

Balance, December 31, 2016	$50,665
Additions	—
Translation adjustments	802
Balance, March 31, 2017	$51,467

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$29,808	$30,944
Accrued payroll and related expenses	33,397	31,095
Accrued subcontractor fees	11,012	9,188
Accrued agency fees	5,742	5,702
Accrued legal and professional fees	2,476	2,223
Other accrued expenses	4,315	4,840
	$86,750	$83,992

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2017	December 31, 2016

Term Loan Facility	$112,878	$112,884
Domestic Revolving Credit Facility	25,000	16,500
International Revolving Credit Facility	11,274	11,102
Borrowings under revolving credit facilities with a consortium of banks in Spain	2,835	2,962
Borrowings under revolving credit facilities with the National Bank of Abu Dhabi	2,671	—
Borrowings from Philadelphia Industrial Development Corporation	642	655
	155,300	144,103
Less current maturities	4,492	1,983

Notes payable and long-term debt, net of current maturities	$150,808	$142,120

In conjunction with the sale of its Construction Claims Group in May 2017, the Company paid off and terminated the Secured Credit Facilities described below and has entered into a new credit facility (See Note 18).  The disclosures which follow below describe the Secured Credit Facilities in existence as of March 31, 2017.

The Company and its subsidiary Hill International N.V. (the “Subsidiary”) are parties to a credit agreement with Société Générale (the “Agent”), TD Bank, N.A. and HSBC Bank USA, N.A. (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent (the “International Lender”) providing ac €11,765,000 ($15,000,000 at closing and $12,573,000 at March 31, 2017) credit facility which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.

The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to (b) consolidated earnings before interest, taxes, depreciation, amortization, non-cash items and share-based compensation and other non-cash charges, including bad debt expense, for the trailing twelve months.  In the event of a default, the U.S. Lenders and the International Lender may increase the interest rates by 2.0%.

The Excess Account Concentration covenant permits the U.S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels. At March 31, 2017, the accounts receivable from Oman exceeded the limit described above, however, due to a payment received on April 12, 2017, the accounts receivable declined below the established limit.

At December 31, 2016, the Company was in default of the Consolidated Net Leverage Ratio.  The Company requested and received a waiver of the default from the Agent on March 27, 2017.  In connection with the waiver, the Company incurred a consent fee amounting to $401,000 which was charged to discontinued operations in the first quarter of 2017.

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

At March 31, 2017, the interest rate on the Term Loan was 7.75%.

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

The Company incurred fees and expenses related to the Term Loan Facility aggregating $7,066,000 which have been deferred.  The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over a six-year period which ends on September 30, 2020.  Unamortized balances of $4,122,000 and $4,416,000 are included as an offset against the Term Loan balances in the consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

Revolving Credit Facilities

The interest rate on borrowings under the U.S. Revolver will be, at the Company’s option from time to time, either the LIBOR for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.  At March 31, 2017, the interest rate was 6.75%.

The interest rate on borrowings under the International Revolver will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.00% per annum.  At March 31, 2017, the interest rate was 3.60%.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium.  At March 31, 2017, the domestic borrowing base was $30,000,000 and the international borrowing base was €11,765,000 (approximately $12,573,000 at March 31, 2017).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on September 30, 2019.  Unamortized balances of $1,500,000 and $1,650,000 are included in other assets in the consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 the Company had $4,470,000 of outstanding letters of credit and $530,000 of available borrowing capacity under the U.S. Revolver.

At March 31, 2017, the Company had $909,000 of outstanding letters of credit and $1,604,000 of available borrowing capacity under the International Revolver and its other foreign credit agreements (See “Other Debt Arrangements” below for more information).

Other Debt Arrangements

In connection with the 2015 move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750,000 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6,121 and matures on May 1, 2027.

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintained a revolving credit facility with six banks (the “Financing Entities”) in Spain which initially provided for total borrowing of up to €5,640,000 with interest at 6.50% on outstanding borrowings. The facility expired on December 17, 2016. Concurrent with the satisfaction of this facility Hill Spain entered into a new agreement with three new banks. The total new facility is for €2,623,000 (approximately $2,803,000) at March 31, 2017. The facility was fully utilized at March 31, 2017. Interest rates at March 31, 2017 were between 1.85% and 3.50%. The loans have varying expiration dates between 36 and 60 months.

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €30,000 (approximately $32,000) at March 31, 2017.  The availability is reduced by €15,000 on a quarterly basis.  At March 31, 2017, the loan was fully utilized.  The interest rate at March 31, 2017 was 6.50%. The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at March 31, 2017) collateralized by certain overseas receivables.  At March 31, 2017, AED 9,811,000 was utilized (approximately $2,671,000).  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 4.91 % at March 31, 2017) but no less than 5.50%.  This facility allows for letters of guarantee up to AED 200,000,000 (approximately $54,451,000 at March 31, 2017) of which AED 99,180,000 (approximately $27,002,000) was outstanding at March 31, 2017.  The credit facility is subject to periodic review by the bank and as such has been classified as current in the consolidated balance sheet.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380,000 Brazilian Reais (BRL) (approximately $755,000 at March 31, 2017, with a weighted average interest rate of 5.07% per month at March 31, 2017.  There were no borrowings outstanding on any of these facilities which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2017, the maximum U.S. dollar equivalent of the commitments was $83,376,000 of which $33,177,000 is outstanding.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest and related financing fees paid	$3,500	$3,003
Income taxes paid	$1,194	$2,956

Note 11 — Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive.  Dilutive stock options increased average common shares outstanding by 91,000 shares for the three-month period ended March 31, 2016.  Options to purchase approximately 6,754,000 shares and 2,590,000 shares were excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2017 and 2016, respectively, because they were antidilutive.

Note 12 — Share-Based Compensation

At March 31, 2017, the Company had 6,517,473 options outstanding with a weighted average exercise price of $3.96.  During the three months ended March 31, 2017, the Company granted 715,853 options which vest over a five-year period. The options have a weighted average exercise price of $4.98 and a weighted-average contractual life of 7.0 years.  The aggregate fair value of the options was $1,412,500 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—5 years; volatility—48.30% and risk-free interest rate—2.08%. During the three months ended March 31, 2017, options for 1,165,200 shares with a weighted average exercise price of $5.55 lapsed and options for 95,000 shares with a weighted average exercise price of $4.40 were forfeited.

During the three months ended March 31, 2017, employees purchased 13,104 common shares for an aggregate purchase price of approximately $49,000 pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $552,000 and $668,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2017 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
Stockholders’ equity, December 31, 2016	$90,386	$88,370	$2,016
Net (loss) earnings	(7,050)	(7,111)	61
Other comprehensive earnings	440	373	67
Comprehensive (loss) earnings	(6,610)	(6,738)	128
Additional paid in capital	602	602	—
Stockholders’ equity, March 31, 2017	$84,378	$82,234	$2,144

Note 14 — Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were (89.5%) and 6.7%, respectively.  The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	$(4,112)	$3,381	$(731)	$(6,621)	$9,094	$2,473
Income tax expense, net	$—	$654	$654	$—	$166	$166

The reserve for uncertain tax positions amounted to $1,720,000 and $1,698,000 at March 31, 2017 and December 31, 2016, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. At both March 31, 2017 and December 31, 2016, potential interest and penalties related to uncertain tax positions amounting to $228,000 and $206,000 at March 31, 2017 and December 31, 2016, respectively, were included in the balance above.

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

Note 15 —Segment and Related Information

At March 31, 2017, due to the pending sale of our Construction Claims Group (which was closed on May 5, 2017; see Note 18), the Company now has one operating segment, the Project Management Group, which reflects how the Company will be managed going forward.  The Project Management Group provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.  The information for 2016 has been revised to exclude the operations of the Construction Claims Group which is accounted for as discontinued operations.

The following tables present certain information for the Project Management Group’s operations (in thousands):

Consulting Fee Revenue by Geographic Region

	Three Months Ended March 31,
	2017		2016

United States	$37,389	39.0%	$31,972	27.4%
Latin America	3,040	3.2	5,200	4.5
Europe	9,541	9.9	9,310	8.0
Middle East	38,514	40.2	60,846	52.2
Africa	5,050	5.3	5,523	4.7
Asia/Pacific	2,379	2.4	3,728	3.2

Total	$95,913	100.0%	$116,579	100.0%

For the quarter ended March 31, 2017, consulting fee revenue for Saudi Arabia amounted to $10,440,000 representing 10.9% of the total. No other country, except for the United States, accounted for over 10% of consolidated consulting fee revenue.

For the quarter ended March 31, 2016, consulting fee revenue for the United Arab Emirates amounted to $24,065,000 representing 20.6% of the total and Saudi Arabia consulting fee revenue amounted to $13,416,000 representing 11.5% of the total. No other country, except for the United States, accounted for over 10% of consolidated consulting fee revenue.

Total Revenue by Geographic Region

	Three Months Ended March 31,
	2017		2016

United States	$43,431	40.4%	$45,240	33.7%
Latin America	3,043	2.8	5,206	3.9
Europe	10,190	9.5	9,797	7.3
Middle East	42,691	39.7	63,488	47.2
Africa	5,714	5.3	6,395	4.8
Asia/Pacific	2,500	2.3	4,244	3.1
Total	$107,569	100.0%	$134,370	100.0%

For the quarter ended March 31, 2017, no other country, except for the United States, accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2016, total revenue for the United Arab Emirates amounted to $25,483,000 representing 19.0% of the total and Saudi Arabia amounted to $13,473,000 representing 10.0% of consolidated total revenue. No other country, except for the United States, accounted for over 10% of consolidated total revenue.

Operating Profit (Loss)

	Three Months Ended March 31,
	2017	2016
United States	$4,335	$2,890
Latin America	(712)	28
Europe	(326)	(330)
Middle East	3,721	8,556
Africa	901	331
Asia/Pacific	(35)	545
Corporate	(8,418)	(9,334)

Total	$(534)	$2,686

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2017	2016
Project Management	$1,493	$1,822
Corporate	73	56

Total	$1,566	$1,878

Consulting Fee Revenue By Client Type

	Three Months Ended March 31,
	2017		2016

U.S. federal government	$2,597	2.7%	$2,458	2.1%
U.S. state, regional and local governments	23,743	24.8	21,662	18.6
Foreign governments	30,971	32.3	46,377	39.8
Private sector	38,602	40.2	46,082	39.5

Total	$95,913	100.0%	$116,579	100.0%

Total Revenue By Client Type

	Three Months Ended March 31,
	2017		2016

U.S. federal government	$3,172	2.9%	$2,848	2.1%
U.S. state, regional and local governments	34,185	31.8	33,817	25.2
Foreign governments	35,314	32.8	50,039	37.2
Private sector	34,898	32.5	47,666	35.5

Total	$107,569	100.0%	$134,370	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	March 31, 2017	December 31, 2016
United States	$12,527	$13,024
Latin America	865	880
Europe	892	218
Middle East	1,603	1,645
Africa	151	169
Asia/Pacific	135	851

Total	$16,173	$16,787

Note 16—Client Concentrations

The Company had no individual clients that accounted for 10% or more of total revenue or consulting fee revenue during the three months ended March 31, 2017 and 2016.

Note 17 — Commitments and Contingencies

General Litigation

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. The Company is evaluating the impact of the judgment of the Court.

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

Acquisition-Related Contingencies

As of March 31, 2017 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Options claim a value of BRL 8,656,000 (approximately $2,670,000 at March 31, 2017).  At that time, the Company accrued the liability in other current liabilities and as an adjustment to additional paid in capital. The amount is subject to negotiation and any difference will be recorded upon completion of the transaction. See Note 5.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $2,545,000 of which approximately $410,000 has been included in discontinued operations in the consolidated statement of operations for the three months ended March 31, 2017. The potential liability balance is included in other liabilities in the consolidated balance sheet at March 31, 2017.

In connection with the move of its corporate headquarters, the Commonwealth of Pennsylvania provided the Company with a $1,000,000 grant received on July 13, 2015.  The terms of the grant require the Company to spend at least $6,425,000 on capital expenditures for leasehold improvements and equipment for its new headquarters, remain at One Commerce Square for at least seven years and employ at least 359 persons no later than April 1, 2018.  The Company has met the capital expenditure requirement and has a twelve year lease for its corporate headquarters.  Upon receipt of the funds, the Company recorded a deferred credit which, assuming the employment requirement is met, will be reflected in income in the second quarter of 2018.  If the Company does not meet the employment criteria, it will be required to repay the grant to the Commonwealth of Pennsylvania.

The landlord for the new Philadelphia headquarters provided the Company with a tenant improvement allowance amounting to approximately $3,894,000. The tenant improvement allowance has been deferred, is included in other liabilities in the consolidated balance sheet at March 31, 2017 and December 31, 2016 and is being amortized on a straight-line basis against rent expense over the term of the twelve-year lease which commenced on May 1, 2015.

Note 18 — Subsequent Events

Sale of Construction Claims Group

On May 5, 2017, the Company closed the sale of its Construction Claims Group to two purchasers controlled by funds managed by Bridgepoint Development Capital for a total purchase price of $140,000,000 in cash minus: (1) an estimated working capital adjustment at closing amounting to approximately $8,449,000; and (2) approximately $2,187,000 of assumed indebtedness. The estimated working capital adjustment was supported by a working capital escrow of $2.0 million in cash, funded by the Company at closing. Within sixty days after closing, a final net working capital will be determined and if the net working capital is greater than the estimated working capital as of closing (i) the purchasers shall pay the Company such excess amount and (ii) the working capital escrow amount shall be released together in its entirety. If the final net working capital is less than the estimated working capital, then the shortfall amount shall be paid by the escrow agent from the working capital escrow amount. If such shortfall is greater than the working capital escrow amount, then the Company shall pay the amount by which such shortfall amount exceeds the working capital escrow amount to the purchasers.in cash. In addition, the Company was required to provide a $3.75 million letter of credit into escrow in order to secure certain of the Company’s indemnification obligations for 12 months following closing. The funds provided by the sale of the Construction Claims Group and the cash received upon the draw down under the amended Revolving Credit Facilities (described below) were used as follows: (a) $117,000,000 to pay off the Term Loan Facility; (b) $25,000,000 to pay down the U.S. Revolver; (c) approximately $9,072,000 to pay down the International Revolver; and (d) approximately $1,214,000 to pay accrued interest and certain bank fees.

Financing Transactions

Simultaneously with the closing of the sale, the Company terminated its Term Loan Facility, amended its U.S. Revolver to reduce the amount available to the Company from $30,000,000 to $25,000,000, amended its International Revolver to reduce the amount available to the Company from $15,000,000 to $10,000,000, and drew approximately $25,191,000 in cash and approximately $9,193,000 in letters of credit against the new Revolving Credit Facilities.  Deferred fees incurred with establishing the Secured Credit Facilities amounting to approximately $5,622,000 will be charged to discontinued operations in the quarter ending June 30, 2017.

The U.S. Revolver and the International Revolver each have a term of five years from the closing and provide for letter of credit sub-limits in amounts of $20,000,000 and $8,000,000, respectively.  The maximum Consolidated Net Leverage Ratio will be increased from the prior credit facilities to 3.00 for all test dates and will not decline.  The definition of Consolidated Net Leverage Ratio was amended to (i) remove the cap on the amount of permitted cash netting and (ii) permit netting of unrestricted cash and cash equivalents.  The Company incurred fees totaling $1,625,000 which will be deferred and amortized to interest expense over the five year term of the facilities.  As of the date of closing, the new facilities are substantially drawn.  We intend to pursue additional borrowing options to improve our liquidity.

Resignation of Chief Executive Officer

Effective as of May 3, 2017, David L. Richter, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, tendered his resignation from all positions with the Company.  In connection with his resignation, Mr. Richter and the Company entered into a Separation Agreement and General Release of Claims (the “Agreement).  Under the Agreement, the Company agreed to (1) pay severance to Mr. Richter in the amount of $3,300,000, of which $1,100,000 was paid on May 9, 2017 and the remaining $2,200,000 will be paid in equal semi-monthly installments over the next two years; (2) pay unused vacation amounting to approximately $256,000; (3) accelerate the vesting of 1,000,000 options granted to Mr. Richter under the Company’s 2006 Employee Stock Option Plan for the purchase of shares of the Company’s common stock; the total vested options available to Mr. Richter are 2,100,000 with a remaining unrecognized compensation expense of $1,630,000; (4) pay COBRA premiums for a period 18 months; (5) reimburse Mr. Richter for the costs of operating one of his personal vehicles through September 1, 2017; and (6) terminate the lease of his other personal vehicle, purchase the vehicle and transfer title to Mr. Richter.  The total cost of the benefits, including employment taxes, under the Agreement is estimated to be approximately $5,100,000 which will be charged to earnings from continuing operations in the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On December 20, 2016, we entered into a definitive Stock Purchase Agreement to sell our Construction Claims Group, which is reported herein as discontinued operations.  We believe that this transaction will permit us to better focus on our Project Management business.  See Note 3 to our consolidated financial statements for a description of the transaction.

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

CFR decreased $20,666,000, or 17.7%, to $95,913,000 for the first quarter of 2017 from $116,579,000 for the first quarter of 2016. The primary decrease in CFR occurred in the Middle East as economic conditions caused a decrease in project activity and a decrease in Oman as a major project began to wind down.

Cost of services decreased $13,962,000 or 18.5% to $61,548,000 for the first quarter of 2017 from $75,510,000 for the first quarter of 2016 primarily due to decreases in the Middle East and Latin America partially offset by increases in the United States.

Gross profit decreased $6,704,000, or 16.3%, to $34,365,000 for the first quarter of 2017 from $41,069,000 for the first quarter of 2016 due to decreases in CFR in the Middle East, Latin America and Asia Pacific, partially offset by increases in the United States. The overall gross profit percentage increased due to higher margins in Africa.

Selling, general and administrative expenses decreased $3,533,000, or 9.2%, to $34,865,000 for the first quarter of 2017 from $38,398,000 for the first quarter of 2016 primarily due to the decrease in unapplied and indirect labor cost in Brazil and Spain.

Operating loss was ($534,000), for the first quarter of 2017 compared to operating profit of $2,686,000 for the first quarter of 2016. The decrease in operating profit was primarily due to the decrease in CFR in the Middle East, partially offset by an increase in the United States.

Income tax expense was $654,000 for the first quarter of 2017 compared to income tax expense of $166,000 for the first quarter of 2016.  The increase in expense resulted from a change in the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.

Net loss attributable to Hill was ($7,111,000) for the first quarter of 2017, a decrease of 590.4%, from $1,450,000 for the first quarter of 2016.  Diluted loss per common share were ($0.14) for the first quarter of 2017 based upon 51,860,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.03 for the first quarter of 2016 based upon 51,722,000 diluted common shares outstanding.

Despite the drop in global oil prices and its negative impact on the construction industry, particularly in the Middle East, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, and strengthen our professional resources.  In addition, in the latter part of 2016, we initiated a review of our corporate and operational overhead cost structure. The areas that will be most affected will be overhead personnel and related benefits and expenses. We believe these efforts combined with the sale of the Construction Claims Group and deleveraging of our balance sheet should significantly improve profitability and shareholder value.

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the judgment increases such judgments become even more subjective.  While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.  The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2016 Annual Report on Form 10-K

Results of Operations

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Consulting Fee Revenue (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change

United States	$37,389	39.0%	$31,972	27.4%	$5,417	16.9%
Latin America	3,040	3.2	5,200	4.5	(2,160)	(41.5)
Europe	9,541	9.9	9,310	8.0	231	2.5
Middle East	38,514	40.2	60,846	52.2	(22,332)	(36.7)
Africa	5,050	5.3	5,523	4.7	(473)	(8.6)
Asia/Pacific	2,379	2.4	3,728	3.2	(1,349)	(36.2)
Total	$95,913	100.0%	$116,579	100.0%	$(20,666)	(17.7)%

The primary decrease in CFR occurred in the Middle East with decreases of $14,918,000 in the United Arab Emirates and $2,977,000 in Saudi Arabia due to a decrease in funding for projects as well as the demobilization of personnel due to the wind down of certain projects in the region and a decrease of $3,258,000 in Oman due to a wind down of a major project.  The increase in CFR in the United States occurred throughout all regions.  In Latin America, the decrease was primarily in Brazil where CFR decreased by $1,817,000 as the economic conditions in the region continue to limit available work.  The decrease in Asia/Pacific occurred primarily in India and Afghanistan.

Reimbursable Expenses (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change

United States	$6,042	51.8%	$13,268	74.6%	$(7,226)	(54.5)%
Latin America	3	—	7	—	(4)	(57.1)
Europe	650	5.6	487	2.7	163	33.5
Middle East	4,177	35.8	2,642	14.9	1,535	58.1
Africa	664	5.7	872	4.9	(208)	(23.9)
Asia/Pacific	120	1.1	515	2.9	(395)	(76.7)
Total	$11,656	100.0%	$17,791	100.0%	$(6,135)	(34.5)%

Reimbursable expenses consist of amounts paid to subcontractors and other third parties, and travel and other job-related expenses that are contractually reimbursable from clients.  These items are reflected as separate line items in both our revenue and cost of services captions in our consolidated statements of operations.  The decrease in reimbursable expenses is primarily due to lower use of subcontractors in our United States Northeast and Western regions, partially offset by an increase in subcontractors in our Middle East region.

Cost of Services (dollars in thousands)

	Three Months Ended March 31,
	2017			2016			Change
			% of			% of
			CFR			CFR
United States	$21,809	35.4%	58.3%	$18,295	24.2%	57.2%	$3,514	19.2%
Latin America	1,957	3.2	64.4	3,285	4.4	63.2	(1,328)	(40.4)
Europe	6,250	10.2	65.5	5,809	7.7	62.4	441	7.6
Middle East	27,760	45.1	72.1	42,855	56.8	70.4	(15,095)	(35.2)
Africa	2,541	4.1	50.3	3,464	4.6	62.7	(923)	(26.6)
Asia/Pacific	1,231	2.0	51.7	1,802	2.3	48.3	(571)	(31.7)
Total	$61,548	100.0%	64.2%	$75,510	100.0%	64.8%	$(13,962)	(18.5)%

Cost of services consists of labor expenses for time charged directly to contracts and non-reimbursable job-related travel and out-of-pocket expenses.  The decrease in cost of services is primarily due to decreases in the Middle East and Latin America direct labor due to lower CFR partially offset by increased direct labor in the United States supporting increased CFR.

Gross Profit (dollars in thousands)

	Three Months Ended March 31,
	2017			2016			Change
			% of			% of
			CFR			CFR
United States	$15,580	45.3%	41.7%	$13,677	33.3%	42.8%	$1,903	13.9%
Latin America	1,083	3.2	35.6	1,915	4.7	36.8	(832)	(43.4)
Europe	3,291	9.6	34.5	3,501	8.5	37.6	(210)	(6.0)
Middle East	10,754	31.3	27.9	17,991	43.8	29.6	(7,237)	(40.2)
Africa	2,509	7.3	49.7	2,059	5.0	37.3	450	21.9
Asia/Pacific	1,148	3.3	48.3	1,926	4.7	51.7	(778)	(40.4)
Total	$34,365	100.0%	35.8%	$41,069	100.0%	35.2%	$(6,704)	(16.3)%

The decrease in gross profit included decreases in the Middle East, Latin America and Asia/Pacific due to the decreases in CFR partially offset by increases in the United States.  The overall gross profit percentage was essentially flat excluding the higher margins in Africa.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change
		% of		% of
		CFR		CFR
United States	$11,245	30.1%	$10,787	33.7%	$458	4.2%
Latin America	1,795	59.0	1,887	36.3	(92)	(4.9)
Europe	3,617	37.9	3,831	41.1	(214)	(5.6)
Middle East	7,033	18.3	9,435	15.5	(2,402)	(25.5)
Africa	1,608	31.8	1,728	31.3	(120)	(6.9)
Asia/Pacific	1,149	48.3	1,396	37.4	(247)	(17.7)
Corporate	8,418	(8.8)	9,334	(8.0)	(916)	(9.8)
Total	$34,865	36.4%	$38,398	32.9%	$(3,533)	(9.2)%

The decrease in selling, general and administrative expenses was primarily due to the following:

•                  A decrease of $1,796,000 in bad debt expense for decreased reserves for certain accounts receivable due primarily to the Middle East region; and

•                  A decrease of $1,259,000 in unapplied and indirect labor due primarily to reductions in staff in the United Arab Emirates, Saudi Arabia and Latin America regions and increased utilization in the United States.

Operating (Loss) Profit (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change
		% of		% of
		CFR		CFR

United States	$4,335	11.6%	$2,890	9.0%	$1,445	50.0%
Latin America	(712)	(23.4)	28	0.5	(740)	N.M.
Europe	(326)	(3.4)	(330)	(3.5)	4	(1.2)
Middle East	3,721	9.7	8,556	14.1	(4,835)	(56.5)
Africa	901	17.8	331	6.0	570	172.2
Asia/Pacific	(35)	(1.5)	545	14.6	(580)	(106.4)
Corporate cost	(8,418)	8.8	(9,334)	8.0	916	(9.8)
Total	$(534)	(0.6)%	$2,686	2.3%	$(3,220)	(119.9)%

The decrease in operating profit was primarily due to the decrease in CFR in the Middle East partially offset by an increase in the United States.  Corporate expenses decreased by $916,000, but represented 8.8% of CFR in 2017 compared to 8.0% of CFR in 2016.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $16,000 to $197,000 for the three months ended March 31, 2017 as compared with $213,000 for the three months ended March 31, 2016.  With the sale of our Construction Claims Group, we paid down and terminated our Secured Credit Facilities (See Notes 9 and 18).  Accordingly, we have allocated approximately $3,647,000 and $3,184,000 of interest expense to discontinued operations for the three month periods ended March 31, 2017 and 2016, respectively.

Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recognized income tax expense of $654,000 and $166,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were (89.5%) and 6.7%, respectively. The change in the Company’s effective tax rate in 2017 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net (Loss) Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the quarter ended March 31, 2017 was ($7,111,000), or ($0.14) per diluted common share based on 51,860,000 diluted common shares outstanding, as compared to net earnings in the first quarter of 2016 of $1,450,000, or $0.03 per diluted common share based upon 51,722,000 diluted common shares outstanding. Net loss from continuing operations for the three months ended March 31, 2017 was ($1,446,000), or ($0.03)

per diluted share, compared to net earnings from continuing operations of $2,303,000, or $0.05 per diluted share, for the three months ended March 31, 2016.

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

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net (loss) earnings from continuing operations	$(1,446)	$2,303
Interest expense, net	197	213
Income tax expense	654	166
Depreciation and amortization	1,566	1,878
EBITDA	$971	$4,560

Liquidity and Capital Resources

At March 31, 2017, our primary sources of liquidity consisted of $20,413,000 of cash and cash equivalents, of which $17,105,000 was on deposit in foreign locations, and $2,134,000 of available borrowing capacity under our various credit facilities.  See Note 9 to our consolidated financial statements for a description of our credit facilities and term loan and Note 18 to our consolidated financial statements for a discussion of our new credit facility arising concurrently with the sale of our Construction Claims Group.  We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.  However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.  If market opportunities exist, we intend to undertake financing actions to increase our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives.  See “Sources of Additional Capital” for further information.

The amount of CFR attributable to operations in the Middle East and Africa is approximately 45.5% of total consolidated CFR as of March 31, 2017. We continue to experience a slowdown in collections from our clients in the Middle East primarily due to the drop in oil prices. This has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt and equity transactions for our liquidity needs over the next year.

In 2012, we commenced operations on the Oman Airport project with the Ministry of Transport and Communications (“MOTC”).  The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”) (which was subsequently approved in March 2016) and we continued to work on the Oman Airport project.  We began to experience some delays in payment during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices. In December 2015, we began discussions with the MOTC on a second extension of time amendment (“second extension”) and have since commenced additional work, which we expect to last approximately 18 months.  When the MOTC resumed payments in 2016, we received approximately $42,000,000 during 2016 and approximately $12,728,000 through April 2017.  At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000.  Approximately $18,700,000 was past due based on contractual terms.  Although MOTC has not made payments under the contractual terms of the first extension and second extension amendments, we have received full payment under the first extension and believe that the same will hold true for the second extension as there is no evidence to the contrary.  In fact, there are multiple indicators that we will receive payment:  Oman is a wealthy, stable and solvent country which recently raised funds in the capital markets to help finance its budget, the MOTC has certified the past due invoices and MOTC has indicated that it is committed to paying its obligations to us.

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil, and now known as Hill International do Brasil, S.A.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed.  On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,670,000 at March 31, 2017).  The Company accrued the liability in 2016 as an adjustment to additional paid-in capital and which is included in other current liabilities in the consolidated balance sheet at March 31, 2017 and December 31, 2016.  The amount is subject to negotiation and any difference will be recorded upon completion of the transaction.

Hill Spain entered into a new credit agreement with three new banks. The total new facility is for €2,623,000 (approximately $2,803,000) at March 31, 2017. The facility was fully utilized at March 31, 2017. Interest rates at March 31, 2017 were between 1.85% and 3.50%. The loans have varying expiration dates between 36 and 60 months.

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

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2017, we had approximately $50,199,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Three Months Ended March 31, 2017

For the three months ended March 31, 2017, our cash and cash equivalents decreased by $5,224,000 to $20,413,000. Cash used in operations was $15,519,000, cash used in investing activities was $699,000 and cash provided by financing activities was $10,732,000. We also experienced an increase in cash of $262,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $15,519,000 for the three months ended March 31, 2017. This compares to cash used in operating activities of $4,613,000 for the three months ended March 31, 2016.  We had a consolidated net loss for the three months ended March 31, 2017 amounting to ($7,050,000) compared to net earnings of $1,454,000 for the three months ended March 31, 2016.  Depreciation and amortization was $1,566,000 during the three months ended March 31, 2017 compared to $1,878,000 during the first three months ended March 31, 2016; the decrease in this category in 2017 versus 2016 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2017 and December 31, 2016 were $3,871,000 and $4,625,000, respectively.

Average days sales outstanding (“DSO”) at March 31, 2017 was 144 days compared to 120 days at March 31, 2016.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the total of the period-end billed accounts receivable balance by average daily revenue (i.e., revenue for the quarter divided by 90 days).  Generally, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations. The increase in DSO in 2017 from 2016 was due to a slowing of collections from our clients in the Middle East, particularly Oman.

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

From year to year, the components of our working capital accounts may reflect significant changes.  The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with increases in our receivables and payables relative to the increase in our overall business, as well as our acquisition activity.  In 2017 and 2016, payments to our vendors were drawn out due to a slowdown in our receipts against accounts receivable primarily in the Middle East and particularly Oman.

Investing Activities

Net cash used in investing activities was $699,000 which was used to purchase leasehold improvements, computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $10,732,000. We received $10,997,000 from borrowings under our various credit facilities. We repaid $314,000 against the 2014 Term Loan Facility and $14,000 against the low interest Philadelphia Industrial Development Corporation loan. We received $49,000 from purchases under our Employee Stock Purchase Plan.

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

In March 2016 the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  Previously, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were recorded in equity, and tax deficiencies

(“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense.  This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations.  The change was required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  Under the new guidance, entities were also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as previously required, or recognized as they occur. Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.  If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  The Company adopted ASU 2016-09 effective January 1, 2017.  We did not elect to recognize forfeitures as they occur, but rather to continue with previous GAAP and estimate potential forfeitures in advance.   We expect that the adoption of other provisions of ASU 2016-09 could result in increased volatility to our reported income tax expense going forward.  However, due to our net operating loss carryforward position, we do not anticipate the effect to be significant.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but the Company will need to disclose the nature of the restrictions.  The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  When the Company adopts the ASU, it will use a retrospective transition method for each period presented.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other  (topic 350), which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, our fiscal 2021. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our Project Management backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future consulting fee revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled.

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At March 31, 2017, our backlog was approximately $883,000,000 compared to approximately $831,000,000 at December 31, 2016. Our net bookings during the first quarter of 2017 of $149,000,000 equates to a book-to-bill ratio of 155%, which exceeds our goal of at least 110%.  During the first quarter of 2017, we were awarded significant new contracts in the Middle East, Europe and the United States.  We estimate that approximately $324,000,000, or 36.7% of the backlog at March 31, 2017, will be recognized during our fiscal 2017.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region (in thousands):

	Total Backlog		12-Month Backlog
As of March 31, 2017:
United States	$463,000	52.4%	$126,000	38.9%
Latin America	9,000	1.0	7,000	2.2
Europe	58,000	6.6	26,000	8.0
Middle East	295,000	33.4	137,000	42.3
Africa	51,000	5.8	22,000	6.8
Asia/Pacific	7,000	0.8	6,000	1.8
Total	$883,000	100.0%	$324,000	100.0%

As of December 31, 2016:
United States	$459,000	55.2%	$141,000	42.2%
Latin America	10,000	1.2	8,000	2.4
Europe	38,000	4.6	26,000	7.8
Middle East	274,000	33.0	129,000	38.6
Africa	42,000	5.1	22,000	6.6
Asia/Pacific	8,000	0.9	8,000	2.4
Total	$831,000	100.0%	$334,000	100.0%

Item 3.                               Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2016 Annual Report on Form 10-K (“2016 Form 10-K”) for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2016 Form 10-K.

Item 4.                               Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2017.  Management concluded that, due to the on-going remediation associated with the material weaknesses identified in our 2016 Form 10-K, our disclosure controls and procedures were ineffective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2017, and, other than those remediation efforts described in “Management’s Remediation Initiatives” in Item 9A of our 2016 Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31,

2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

However, as explained in greater detail under Item 9A of our 2016 Form 10-K for the year ended December 31, 2016, we have, or are in the process of, implementing a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting identified in our 2016 Form 10-K. Our efforts to improve our internal controls are ongoing and focused on:

•                  Enhancing documentation regarding account receivable reserves

•                  Implement a timely process with local management to verify that the most current information is utilized for financial reporting

•                  Conduct training with personnel involved with the accounts receivable controls to reinforce the importance of the controls

•                  Review existing and potential new financial controls

•                  Develop controls to ensure proper compliance with the respective employment related tax laws and regulations of the jurisdictions in which the employees are providing services

Therefore, while there were no changes, other than the matter discussed above, in our internal control over financial reporting in the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2016, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, “Controls and Procedures,” in our 2016 Form 10-K.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2016 Annual Report on Form 10-K.

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

101.LAB                      XBRL Taxonomy Label Linkbase.

101.DEF                        XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

Dated: May 10, 2017	By:	/s/ Paul J. Evans
Paul J. Evans
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2017	By:	/s/ John Fanelli III
John Fanelli III
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)