Form 10-K/A
period 2016-12-31
Hill International, Inc.
filed 2018-05-08
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2016 was approximately $171,669,000. As of March 31, 2018, there were 52,960,817 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Hill International, Inc. Form 10K/A (Amendment No. 1) for the year ended December 31, 2016 filed on May 1, 2017, are incorporated by reference into Part III of this Form 10-K/A (Amendment No. 2).

Explanatory Note

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2017, the Board of Directors (the “Board”) of Hill International, Inc. (“Hill” or the “Company”), upon the recommendation of the Audit Committee of the Board, determined that the Company’s previously issued financial statements for each of the years ended December 31, 2016, 2015 and 2014 and each of the quarters ended March 31, June 30, and September 30, 2016 and 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017, as amended by the Company’s Form 10-K/A (Amendment No. 1) file with the SEC on May 1, 2017 (as amended, the “Original Form 10-K”) and each of the Quarterly Report on Form 10-Q for such periods as well as the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, could no longer be relied upon. As a result, the Company is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to restate and amend the Company’s Original Form 10-K.

The Board’s decision to restate its financial statements stems from the Company’s review of the accounting for the May 2017 sale of the Construction Claims Group and the related impact on other comprehensive income (loss), including foreign currency translation adjustments related to intercompany balances. The Company determined that it had not previously accounted for foreign currency gains/losses on intercompany balances and other transactions in accordance with U.S. generally accepted accounting principles (“US GAAP”). The Company has since then expanded its review of its accounting practices and has identified additional transactions not accounted for in accordance with US GAAP.

This Amendment reflects the correction of the following errors identified subsequent to the filing of the Original Form 10-K:

A.            The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.”

B.            The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on nine long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35 states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition.

C.            The Company discovered that it had not properly performed the required impairment testing of amortizable intangible assets in accordance with US GAAP in that an asset that was no longer in use as of July 2013 was not identified and impaired. In addition, an improper useful life was used for some of the Company’s internally developed software assets resulting in an improper amount of amortization expense being recorded in previous periods.

D.            The Company discovered that the amounts of liabilities pertaining to the obligation for end of service benefits in six foreign countries were improperly accounted for under the guidance in ASC 715 “Compensation — Retirement Benefits”.

E.             The Company determined the accrual for uncertain tax benefits taken with respect to income tax matters in Libya had been improperly released during 2013 and 2014 prior to the expiration of the statute of limitations on the Libyan tax authority’s right to audit the related tax years.

F.              The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts.

G.            Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact.

The following sections in the Original Form 10-K have been revised in this Amendment to reflect the restatement:

•                  Part I - Item - 1. Business.

•                  Part I - Item — 1A. Risk Factors.

•                  Part II - Item - 6. Selected Financial Data.

•                  Part II - Item - 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                  Part II - Item - 8. Financial Statements and Supplementary Data.

•                  Part II - Item - 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

•                  Part II - Item — 9A. Controls and Procedures.

This Amendment does not reflect adjustments for events occurring after March 31, 2017 the date of the filing of the Original Form 10-K, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Item 7 for updated liquidity matters. See Note 2 to the accompanying consolidated financial statements, set forth in Item 8 of this Amendment, for additional information.

Item 9A (Controls and Procedures) to this Amendment discloses additional material weaknesses in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over management reporting was not effective as of December 31, 2016. As disclosed therein, management is currently developing and implementing the changes needed in the Company’s internal control over financial reporting to remediate these material weaknesses.

We are also filing currently dated certifications from our Interim Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it is our intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning our plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

These forward-looking statements are based on our current expectations, estimates and assumptions and are subject to certain risks and uncertainties. Although we believe that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.

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

Important factors that could cause our actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•                  The risks set forth in Item 1A, “Risk Factors,” herein;

•                  Unfavorable global economic conditions may adversely impact our business;

•                  Our backlog may not be fully realized as revenue;

•                  We may incur difficulties in implementing the Profit Improvement Plan;

•                  Our expenses may be higher than anticipated;

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

Other factors that may affect our business, financial position or results of operations include:

•                  Unexpected delays in collections from clients, particularly those located in the Middle East;

•                  Special risks related to our ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

•                  Special risks related to international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and

•                  Special risks related to contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received.

We do not intend, and undertake no obligation, to update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements.  You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends.  Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Amendment, in our other filings with the SEC or in materials incorporated therein by reference.

Item 1. Business.

General

Hill International, Inc., with approximately 3,000 professionals in more than 50 offices worldwide, provides program management, project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets.  According to Engineering News-Record magazine, Hill was recently ranked as the eighth largest construction management firm in the United States. The terms “Hill”, the “Company”, “we”, “us” and “our” refer to Hill International, Inc.

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

Recent events

•                  Control Our Costs and Expenses. The Company commenced a Profit Improvement Plan (“PIP”) in May 2017 following the sale of the Construction Claims Group. The Company initially identified gross, annualized pre-tax savings ranging from $27 million to $38 million. As a result of the reductions implemented to date, the partial year gross savings through December 31, 2017 is approximately $8 million, with expected annual gross savings of approximately $32 million in 2018 increasing to approximately $38 million in 2019 and beyond. The Company continues to seek additional cost savings opportunities and expects to substantially complete the PIP during the second quarter of 2018.

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

Global Business

We operate worldwide and currently have over 50 offices in over 25 countries. The following table sets forth the amount and percentage of our revenues by geographic region for each of the past three fiscal years (dollars in thousands):

Revenue by Geographic Region (As restated)

	2016		2015		2014
United States/Canada	$204,035	39.5%	$187,399	34.4%	$147,743	30.2%
Latin America	18,775	3.6%	26,350	4.8%	36,742	7.5%
Europe	41,062	8.0%	42,635	7.8%	37,013	7.6%
Middle East	213,613	41.4%	248,193	45.6%	231,505	47.3%
Africa	24,037	4.7%	23,935	4.4%	21,656	4.4%
Asia/Pacific	14,490	2.8%	16,248	3.0%	14,689	3.0%
Total	$516,012	100.0%	$544,760	100.0%	$489,348	100.0%

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

Clients

Our clients consist primarily of the United States and other national governments, state and local governments, and the private sector.  The following table sets forth our breakdown of revenue attributable to these categories of clients for each of the past three fiscal years (dollars in thousands):

Revenue By Client Type (As restated)

	2016		2015		2014
U.S. federal government	$12,050	2.3%	$10,737	2.0%	$12,495	2.6%
U.S. state, regional and local governments	155,976	30.2%	139,086	25.5%	108,087	22.1%
Foreign governments	170,567	33.1%	209,468	38.5%	208,397	42.6%
Private sector	177,419	34.4%	185,469	34.0%	160,369	32.7%
Total	$516,012	100.0%	$544,760	100.0%	$489,348	100.0%

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
	(As restated)
Largest client	9%	8%	13%
2nd largest client	5%	5%	4%
3rd largest client	5%	6%	3%
4th largest client	4%	4%	3%
5th largest client	4%	3%	3%
Top 5 largest clients	27%	26%	26%

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

Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits.  We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors.  Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations.  For the year ended December 31, 2016, revenue from U.S. and foreign government contracts represented approximately 65.6% of our total revenue.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in many of the jurisdictions where we operate.  Our business of providing project management services is not subject to significant regulation by state, federal or foreign governments.

Contracts

The price provisions of our customer contracts can be grouped into three broad categories: cost-plus, time and materials, and fixed-price.  Cost-plus contracts provide for reimbursement of our costs and overhead plus a predetermined fee. Under some cost-plus contracts, our fee may be based partially on quality, schedule and other performance factors.  We also enter into contracts whereby we bill our clients monthly at hourly billing rates.  The hourly billing rates are determined by contract terms.  For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage.  For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be at a discount from this schedule.  In some cases, primarily for foreign work, a monthly rate is negotiated rather than an hourly rate.  This monthly rate is a build-up of staffing costs plus overhead and profit.  We account for these contracts on a time-and-materials method, recognizing revenue as costs are incurred.  Fixed-price contracts are accounted for using the “percentage-of-completion” method, wherein revenue is recognized as costs are incurred.

Backlog

We believe a strong indicator of our future performance is our backlog of uncompleted projects under contract or awarded.  Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue.  Our backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or cancelled.

Our backlog is important to us in anticipating and planning for our operational needs.  Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At December 31, 2016, our backlog, as restated (See Note 2 item B), was $841,253,000, compared to approximately $812,598,000 at December 31, 2015. Our net bookings during December 31, 2016 of $544,667,000, which equates to a book-to-bill ratio of 105.6% compared to our goal of at least 110%. While this is short of our expectations, it is consistent with the slowdown of project activity in the Middle East due to the economic impact caused by the drop in oil prices and political upheaval and civil unrest in certain parts of the region. This will continue to be a major area of focus for 2017. We estimate that approximately $338,121,000, or 40.2% of the backlog at December 31, 2016, will be recognized during our 2017 fiscal year.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date.  Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.  The following tables show our backlog by geographic region (dollars in thousands):

	Total Backlog		12-Month Backlog
	(As restated)		(As restated)
As of December 31, 2016:
United States/Canada	$459,000	54.6%	141,000	41.7%
Latin America	10,000	1.2	8,000	2.4
Europe	38,225	4.5	26,091	7.7
Middle East	284,028	33.7	133,030	39.4
Africa	42,000	5.0	22,000	6.5
Asia/Pacific	8,000	1.0	8,000	2.3
Total	$841,253	100.0%	$338,121	100.0%

	(As restated)		(As restated)
As of December 31, 2015:
United States/Canada	$372,000	45.8%	112,000	32.7%
Latin America	23,000	2.8	16,000	4.7
Europe	43,832	5.4	24,929	7.3
Middle East	305,766	37.6	157,429	46.0
Africa	52,000	6.4	23,000	6.7
Asia/Pacific	16,000	2.0	9,000	2.6
Total	$812,598	100.0%	$342,358	100.0%

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other “pure” construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources.  During 2016, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP Parsons Brinckerhoff, Inc., Parsons Corp. and Turner Construction Co.

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

Executive Officers

Name	Age	Position
Paul Evans	50	Interim Chief Executive Officer
Raouf S. Ghali	56	President and Chief Operating Officer
Michael V. Griffin	64	Regional President, Americas
William H. Dengler, Jr.	51	Executive Vice President and General Counsel
Marco A. Martinez	52	Senior Vice President and Interim Chief Financial Officer
Abdo E. Kardous	58	Regional President, Middle East

PAUL EVANS has been our Interim Chief Executive Officer since May 2017. Previously, he was a member of our Board of Directors from August 2016 until he assumed his current role. Over the course of his 25-year-plus career, Mr. Evans has held several leadership positions including Vice President, Chief Financial Officer and Treasurer of MYR Group; Chief Executive Officer of Conex Energy Corporation; Treasurer and Corporate Officer of Northwestern Energy; Vice President — Structured Finance, Valuation and Treasury Operations at Duke Energy North America; and Executive Director — Project Finance at NRG Energy. Mr. Evans is also a veteran of the U.S. Army. He holds a BBA from Stephen F. Austin State University and a Masters in international management from Thunderbird School of Global Management.

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

MICHAEL V. GRIFFIN has been Hill’s Regional President, Americas since September 2017. Mr. Griffin started his career with Hill in 1981. Prior to joining us, Mr. Griffin worked for the City of Philadelphia in the Department of Public Property. He has more than 40 years of construction industry experience and has managed or overseen the delivery of a wide variety of technically complex facilities and projects. He has proven expertise in the planning, design and construction of major building, transportation and heavy civil construction projects. He earned both a B.S. and a M.S. in civil engineering from Villanova University, and a MBA in finance from La Salle University. He is a registered Professional Engineer in Pennsylvania, New Jersey, New York and Maryland.

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

MARCO A. MARTINEZ has been our Senior Vice President and Interim Chief Financial Officer since November 2017. Mr. Martinez has over 27 years of financial and operational leadership experience including serving as Senior Vice President and Chief Financial Officer of Pernix Group and Vice President and Chief Financial Officer and Treasurer, Vice President of Contract Performance of MYR Group. Mr. Martinez earned both a BBA in public accounting and a M.S. in finance from Loyola University, Chicago.

ABDO E. KARDOUS assumed the post of Regional President, Middle East in April 2018. Abdo joined Hill in 1997 as part of the Grand Mosque team, was promoted to Vice President in our Dubai office, and then named SVP Middle East. He was key to establishing Hill’s presence across the Gulf Cooperation Council before serving as Hill’s Senior Vice President and Managing Director for the Asia/Pacific Region. “Abdo is a member of both the Chartered Institute of Building (CIOB) and Association for Project Management (API), and has recently served on the Advisory Board of the Chicago based Council of Tall Buildings and Urban Habitat (CTBUH). He holds a B.S., Magna Cum Laude, in Civil Engineering, from the University of Maryland and an M.S. in Civil Engineering from the University of California, Berkley. Abdo brings more than 30 years of experience to the Middle East region, with expertise in the design, procurement, construction, and delivery of multi-billion-dollar projects in the residential, hospitality, energy, infrastructure, and marine sectors, among others. He was also named Hill International’s Project Manager of the Year in 2001.

Employees

At February 28, 2018, we had 2,965 professionals. Of these professionals, 2,847 worked in our Project Management Group and 118 worked in our Corporate office. Our personnel included               2,525 full-time employees, 114 part-time employees and 326 independent external contractors. We are not a party to any collective bargaining agreements and we have not experienced any strikes or work stoppages. We consider our relationship with our employees to be satisfactory.

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

We make available, free of charge, through our website or by responding to requests addressed to our Legal Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed by us with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act, as amended. These reports are available as soon as practicable after such material is filed with or furnished to the SEC. Our primary website is www.hillintl.com. We post the charters for our audit, compensation and governance and nominating committees, corporate governance principles and code of ethics in the “Investors” section of our website. The information contained on our website, or on other websites linked to our website, is not part of this document.

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

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Revenue derived from our operations in major oil and gas producing countries in the Middle East and Africa is approximately 46.1% of our 2016 revenue. Significant drops in oil or gas prices have led, and could lead to further slowdowns, in construction in these regions, which has had and could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

The markets that we serve are cyclical and subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions, including disruption of financial markets in the United States, Europe, Brazil and elsewhere, could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. The current European debt crisis and the Brazil economic crisis may cause the value of European and Brazilian currencies, including the Euro, British pound sterling and Brazilian real, to deteriorate, thus reducing the purchasing power of European and Brazilian clients and reducing the translated amounts of U.S. dollar revenues. For the year ended December 31, 2016, 8.0% and 2.7% of our revenue was attributable to European and Brazilian clients, respectively. In addition, any negative change in general market conditions in the United States, Europe or other national economies important to our businesses may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, results of operations and liquidity.

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

Our international operations contributed 60.5%, 65.6% and 69.8% to our revenue for the years ended December 31, 2016, 2015 and 2014, respectively. There are risks inherent in doing business internationally, including:

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

•                  Less established bankruptcy and insolvency procedures;

•                  Potential non-compliance with a wide variety of non-U.S. laws and regulations; and

•                  General economic, political and civil conditions in these foreign markets.

Any of these and other factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

We operate in many different jurisdictions and we could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act or similar worldwide and local anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide and local anti-corruption laws in other jurisdictions, generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. The policies also are applicable to agents through which we do business in certain non-U.S. jurisdictions. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from improper or criminal acts committed by our employees or agents. Our continued expansion outside the U.S., including in developing countries, could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business, subject us to fines, penalties and restrictions and otherwise result in a material adverse effect on our results of operations or financial condition. All of our acquired businesses are subject to our internal policies. However, because our internal policies are more restrictive than some local laws or customs where we operate, we may be at an increased risk for violations while we train our new employees to comply with our internal policies and procedures.

Our business sometimes requires our employees to travel to and work in high security risk countries, which may result in employee injury, repatriation costs or other unforeseen costs.

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have had and expect to continue to have significant projects in the Middle East and Africa, including in Afghanistan, Iraq, Libya, Egypt, Saudi Arabia, Qatar and Oman. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees, which could have a material adverse effect on our operations.

We depend on government contracts for a significant portion of our revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings.

In 2016, U.S. federal government contracts and U.S. state, regional and local government contracts contributed approximately 2.3% and 30.2%, respectively, to our revenue, and foreign government contracts contributed approximately 33.1% to our revenue. Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. In addition, some of our federal government contracts require U.S. government security clearances. If we or certain of our personnel were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

We depend on long-term government contracts, many of which are funded on an annual basis. If appropriations are not made in subsequent years of a multiple-year contract, we will not realize all of our potential revenue and profit from that project.

During the years ended December 31, 2016, 2015 and 2014, approximately 65.6%, 66.0% and 67.2%, respectively, of our revenue was derived from contracts with federal, state, regional, local and foreign governments.

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

Our books and records are subject to audit by the various governmental agencies we serve and by their representatives. These audits can result in adjustments to reimbursable contract costs and allocated overhead. In addition, if as a result of an audit, we or one of our subsidiaries is charged with wrongdoing or the government agency determines that we or one of our subsidiaries is otherwise no longer eligible for federal contracts, then we or, as applicable, that subsidiary, could be temporarily suspended or, in the event of convictions or civil judgments, could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a U.S. government contractor, we are subject to increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities, the results of which could have a material adverse effect on our operations.

We submit change orders to our clients for work we perform beyond the scope of some of our contracts. If our clients do not approve these change orders, our net earnings could be adversely impacted.

We submit change orders under some of our contracts, typically for payment for work performed beyond the initial contractual requirements. The clients may not approve or may contest these change orders and we cannot assure you that these claims will be approved in whole, in part or at all. If these claims are not approved, our net earnings could be adversely impacted.

Because our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including the amount, if any, of future appropriations by the applicable contracting governmental agency, it may not be indicative of our future revenue and profits.

At December 31, 2016, our backlog of uncompleted projects under contract or awarded was approximately $841 million. The inability to obtain financing or governmental approvals, changes in economic or market conditions or other unforeseen events, such as terrorist acts or natural disasters, could lead to us not realizing any revenue under some or all of these contracts. We cannot assure you that the backlog attributed to any of our uncompleted projects under contract will be realized as revenue or, if realized, will result in profits.

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

We sometimes enter into joint venture agreements and other contractual arrangements with outside partners to jointly bid on and execute a particular project. The success of these joint projects depends on the satisfactory performance of the contractual obligations of both our partners and us. If any of our partners fails to satisfactorily perform its contractual obligations, we may be required to make additional investments and provide additional services to complete the project. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation or reduced profits.

The project management business is highly competitive and if we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues may decline.

The project management industry is highly competitive. We compete for contracts, primarily based on technical capability, with numerous entities, including other “pure” construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. If we cannot compete effectively with our competitors, or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results may differ materially from our expectations.

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

As a global company, we are heavily reliant on computer, information and communications technology and related systems in order to properly operate. From time to time, we experience system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency and effectiveness of our systems, the operation of such systems could be interrupted or delayed, or our data security could be breached. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, power loss, telecommunications failures, acts of war or terrorism, acts of God, computer viruses, physical or electronic security breaches. Any of these or other events could cause system interruptions, delays and loss of critical data including private data. While we have taken steps to address these concerns by implementing sophisticated network security, training and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect our business, financial condition and operating results.

Risks Related to Ownership of Our Common Stock

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Amendment, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2016.

We have developed and have begun to implement a remediation plan designed to address these material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business and results of operations or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in the Explanatory Note and Note 2 to our consolidated financial statements included in Item 8 of this Amendment, we have restated certain financial information. As a result of this restatement, we have incurred and will continue to incur additional costs, including costs for consulting, accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management has been diverted by these efforts. We could be subject to stockholder, governmental or other actions in connection with the restatement. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

Future sales of our common and preferred stock may depress the price of our common stock.

As of March 31, 2018, there were 52,960,817 shares of our common stock outstanding. An additional 6,627,473 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority to issue up to 1,000,000 shares of preferred stock upon terms that are determined by our Board of Directors and additional options to purchase 2,077,459 shares of our common stock without stockholder approval. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our Secured Credit Facilities and may be limited by future indebtedness incurred by our subsidiaries or us. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

In addition, Section 203 of the Delaware General Corporation Law imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of our outstanding common stock. This provision is applicable to Hill and may have an anti-takeover effect that may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in the stockholder’s best interest. In general, Section 203 could delay for three years and impose conditions upon “business combinations” between an “interested shareholder” and Hill, unless prior approval by our Board of Directors is given. The term “business combination” is defined broadly to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. An “interested shareholder,” in general, would be a person who, together with affiliates and associates, owns or within three years did own, 15% or more of a corporation’s voting stock.

A small group of stockholders owns a large quantity of our common stock, thereby potentially exerting significant influence over the Company.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.                   Properties.

Our executive and certain operating offices are currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. In addition to our executive offices, we have approximately 50 operating leases for office facilities throughout the world. Due to acquisition and growth we may have more than one operating lease in the cities in which we are located. Additional space may be required as our business expands geographically, but we believe we will be able to obtain suitable space as needed.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are:

United States/Canada	Europe	Middle East
Baltimore, MD	Amsterdam, Netherlands	Abu Dhabi, UAE
Boston, MA	Athens, Greece	Doha, Qatar
Cleveland, OH	Bucharest, Romania	Dubai, UAE
Columbus, OH	Dusseldorf, Germany	Jeddah, Saudi Arabia
Houston, TX	Frankfurt, Germany	Manama, Bahrain
Irvine, CA	Istanbul, Turkey	Muscat, Oman
Irving, TX	Lisbon, Portugal	Riyadh, Saudi Arabia
Jacksonville, FL	London, UK
Miami, FL	Madrid, Spain	Africa
New York, NY	Pristina, Kosovo	Algiers, Algeria
Ontario, CA	Warsaw, Poland	Cairo, Egypt
Orlando, FL	Wroclaw, Poland	Casablanca, Morocco
Philadelphia, PA (Headquarters)
Phoenix, AZ	Latin America	Asia/Pacific
Pittsburgh, PA	Bogota, Colombia	Astana City, Kazakhstan
San Francisco, CA	Mexico City, Mexico	Gurgaon, India
Seattle, WA	Sao Paulo, Brazil	Hong Kong, China
Spokane, WA		Singapore
Toledo, OH
Woodbridge, NJ
Washington, DC

Item 3.                   Legal Proceedings.

General Litigation

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs.  On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest amounting to $1,056,000, of which $448,000 had been previously accrued and $608,000 was charged to expense for the year ended December 31, 2015.  The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s.  The Plaintiff’s motion was granted and the parties are currently engaged in mediation and discovery.

Knowles Limited (“Knowles”), a subsidiary of the Company is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”).  On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts.

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Item 6.      Selected Financial Data.

The following is selected financial data from our audited consolidated financial statements for each of the last five years.  This data should be read in conjunction with our consolidated financial statements (and related notes) appearing in Item 8 of this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  On December 20, 2016, we entered into a definitive Stock Purchase Agreement to sell our Construction Claims Group, which is reported as discontinued operations for each year presented.  See Note 3 to our consolidated financial statements for additional information.  The data presented below is in thousands, except for (loss) earnings per share data.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(As restated)
Income Statement Data:
Revenue	$516,012	$544,760	$489,348	$452,602	$372,250
Direct expenses	358,943	373,544	322,733	303,918	252,641
Gross profit	157,069	171,216	166,615	148,684	119,609
Selling, general and administrative expenses	170,682	172,649	146,265	125,672	177,833
Share of loss of equity method affiliates	37	237	—	—	—
Operating (loss) profit	(13,650)	(1,670)	20,350	23,012	(58,224)
Interest and related financing fees, net	2,355	3,611	3,099	4,522	7,446
(Loss) earnings before income taxes	(16,005)	(5,281)	17,251	18,490	(65,670)
Income tax expense	5,955	5,833	9,997	6,650	11,631
(Loss) earnings from continuing operations	(21,960)	(11,114)	7,254	11,840	(77,301)
Loss from discontinued operations	(11,776)	(2,564)	(18,627)	(9,512)	(2,578)
Net (loss) earnings	(33,736)	(13,678)	(11,373)	2,328	(79,879)
Less: net earnings - noncontrolling interests	76	823	1,304	2,271	1,872
Net (loss) earnings attributable to Hill International, Inc.	$(33,812)	$(14,501)	$(12,677)	$57	$(81,751)

Basic (loss) earnings per common share from continuing operations	$(0.43)	$(0.24)	$0.13	$0.24	$(2.06)
Basic loss per common share from discontinued operations	(0.22)	(0.05)	(0.42)	(0.24)	(0.07)
Basic (loss) earnings per common share - Hill International, Inc.	$(0.65)	$(0.29)	$(0.29)	$—	$(2.13)
Basic weighted average common shares outstanding	51,724	50,874	44,370	39,098	38,500
Diluted (loss) earnings per common share from continuing operations	$(0.43)	$(0.24)	$0.13	$0.24	$(2.06)
Diluted loss per common share from discontinued operations	(0.22)	(0.05)	(0.42)	(0.24)	(0.07)
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.65)	$(0.29)	$(0.29)	$—	$(2.13)
Diluted weighted average common shares outstanding	51,724	50,874	44,370	39,098	38,500

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(As restated)
Discontinued Operations Data (1):
Revenue	$169,252	$168,029	$153,839	$124,164	$108,531
Operating profit	3,970	10,753	9,842	10,399	8,095
Interest and related financing fees, net	11,271	11,053	27,386	18,343	10,704
Loss before income taxes	(7,301)	(300)	(17,544)	(7,944)	(2,609)
Loss from discontinued operations	(11,776)	(2,564)	(18,627)	(9,512)	(2,578)

(1) See Note 3 to our consolidated financial statements for further information regarding this statement.

	As of December 31,
	2016	2015	2014	2013	2012
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
Selected Balance Sheet Data:
Cash and cash equivalents	$25,637	$24,089	$30,124	$30,381	$16,716
Accounts receivable, net	164,844	187,721	146,035	128,241	109,440
Current assets held for sale	54,651	60,092	53,393	51,071	45,557
Current assets	266,461	295,723	257,294	238,298	194,582
Assets held for sale	32,091	36,199	37,649	37,817	38,172
Total assets	400,075	426,455	396,072	375,747	346,434
Current liabilities held for sale	25,888	27,350	28,779	22,258	17,550
Current liabilities	139,525	144,596	139,968	139,788	138,388
Liabilities held for sale	5,087	6,730	3,787	3,579	3,077
Total debt	144,103	144,983	121,524	131,235	106,704
Stockholders’ equity:
Hill International, Inc. share of equity	$74,358	$101,577	$106,710	$80,751	$78,688
Noncontrolling interests	1,994	2,360	9,944	12,894	13,557
Total equity	$76,352	$103,937	$116,654	$93,645	$92,245

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

As discussed in the Explanatory Note to this Amendment and Note 2, Restatement and Revision of Previously Issued Consolidated Financial Statements, in the Company’s consolidated financial statements included in Item 8 to this Amendment, we are restating the consolidated financial statements of the Company for the years ended December 31, 2016, 2015 and 2014. The amended discussion and analysis as it pertains to the restated periods presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Company’s selected consolidated financial data included in Item 6 and the Company’s consolidated financial statements included in Item 8.

On December 20, 2016, we entered into a definitive Stock Purchase Agreement to sell our Construction Claims Group, which is reported herein as discontinued operations.  This transaction will permit us to better focus on our Project Management business.  See Note 3 to our consolidated financial statements for a description of the transaction.

The amount of revenue attributable to operations in the Middle East and Africa has grown to approximately 46.1% of total consolidated revenue in 2016. There has been significant political upheaval and civil unrest in certain parts of this region, most notably in Libya and Iraq where we previously had substantial operations.  In 2012, we reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”).  Subsequently, we have received payments totaling approximately $9,511,000, but this situation with ODAC put a considerable strain on our liquidity. In 2016, we established reserves of $5,100,000 against accounts receivable from various projects in Iraq.  As a result, we have had to rely heavily on debt and equity transactions to fund our operations.

The Company has seen a delay in collections from our clients in the Middle East, primarily Oman. In 2012, we commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (“MOTC”) in Oman. The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”), which was subsequently approved in March 2016, and we continued to work on the Oman Airport projects.  The Company began to experience delays in payments during the second quarter of 2015 when the MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (“second extension”) and has since commenced additional work. When MOTC resumed payments in 2016, the Company received approximately $42,000,000 during the year.  At December 31, 2016, accounts receivable from Oman totaled approximately $27,132,000 and approximately $16,500,000 was past due based on contractual terms. We acknowledge that this client is slow to pay, however we believe the MOTC intends to meet its obligations to us, as Oman is a wealthy, stable and solvent country. In connection with the work performed there, our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 reflected the following (in thousands):

	2016		2015	2014
	(As restated)
Revenue	$40,088		$49,939	$62,749
Accounts receivable, net	$27,132	(1)	$28,711	$11,571
Collections received during the year	$42,000		$29,958	$53,277

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

2016  Business Overview

Consolidated Results

(In thousands)

	Years Ended December 31,		Change
	2016	2015	$	%
	(As restated)
Income Statement Data:
Revenue	$516,012	$544,760	$(28,748)	(5.3)%
Direct expenses	358,943	373,544	(14,601)	(3.9)
Gross profit	157,069	171,216	(14,147)	(8.3)
Selling, general and administrative expenses	170,682	172,649	(1,967)	(1.1)
Share of loss of equity method affiliates	37	237	(200)
Operating loss	(13,650)	(1,670)	(11,980)	(717.4)
Interest and related financing fees, net	2,355	3,611	(1,256)	(34.8)
Loss before income taxes	(16,005)	(5,281)	(10,724)	(203.1)
Income tax expense	5,955	5,833	122	2.1
Loss from continuing operations	(21,960)	(11,114)	(10,846)	(97.6)
Loss from discontinued operations	(11,776)	(2,564)	(9,212)	(359.3)
Net loss	(33,736)	(13,678)	(20,058)	(146.6)
Less: net earnings - noncontrolling interests	76	823	(747)	(90.8)
Net loss attributable to Hill International, Inc.	$(33,812)	$(14,501)	$(19,311)	(133.2)%

Revenue decreased $28,748,000, or 5.3%, to $516,012,000 in 2016.  The primary decrease in revenue occurred in the Middle East as economic conditions caused a decrease in project activity and a decrease in Oman as a major project began to wind down.

Direct expenses decreased $14,601,000, or 3.9%, to $358,943,000 in 2016 primarily due to decreases in the Middle East partially offset by increases in the United States.

Gross profit decreased $14,147,000, or 8.3%, to $157,069,000 in 2016 due to lower margins, in both dollars and percentages, primarily in the Middle East.

Selling, general and administrative (“SG&A”) expenses decreased ($1,967,000), or -1.1%, primarily due to a decrease in unapplied and indirect labor cost in Saudi Arabia, Brazil and Spain offset by increased costs in Africa and Asia Pacific.

Operating loss was ($13,650,000) in 2016 compared to an operating loss of ($1,670,000) in 2015. The increase in operating loss was primarily due to the decrease in revenue and the increase in bad debt expense in the Middle East, partially offset by increases in operating profit in the United States, Latin America and Europe.

Income tax expense was $5,955,000 for 2016 compared to $5,833,000 for 2015.  The increase in expense results from increased pretax profits from foreign operations, the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.

Net loss attributable to Hill was ($33,812,000) in 2016 compared to net loss of  (14,501,000) in 2015. Diluted loss per common share was ($0.65) in 2016 based upon 51,724,000 diluted common shares outstanding compared to net loss per diluted common share of ($0.29) in 2015 based upon 50,874,000 diluted common shares outstanding. Diluted loss per common share from continuing operations in 2016 was ($0.43) compared to diluted loss per share from continuing operations in 2015 of ($0.24).

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

Critical Accounting Policies and Estimates

Our consolidated financial statements contained in this Annual Report on Form 10-K/A were prepared in accordance with U.S. generally accepted accounting principles.   While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 5 to the consolidated financial statements, areas that are particularly significant are discussed below.  We believe our assumptions are reasonable and appropriate, however actual results may be materially different than estimated.

Revenue Recognition

We generate revenue primarily from providing professional services to our clients under various types of contracts. We evaluate contractual arrangements to determine how to recognize revenue. Below is a description of the basic types of contracts from which we may earn revenue:

Time and Materials Contracts

The majority of our contracts are for work where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as either (i) a negotiated multiplier of our direct labor costs or (ii) as direct labor costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rates are generally taken from a standard fee schedule by staff classification or they can be at a negotiated discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is determined based upon a buildup of direct labor costs plus overhead and profit. We account for these contracts on a time-and-materials method, recognizing revenue as costs are incurred. Some of our time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion.

Cost Plus Contracts

Under cost plus contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed fee or rate.  We generally recognize revenue based on the labor and non-labor costs we incur, plus the portion of the fixed fee or rate we have earned to date. Included in the total contract value for cost-plus fee arrangements is the portion of the fee for which receipt is determined to be probable.

Fixed-Price Contracts

Under fixed-price contracts, our clients pay us an agreed amount negotiated in advance for a specified scope of work. We recognize revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion.  Prior to completion, our recognized profit margins on any fixed-price contract depend on the accuracy of our estimates and will increase to the extent that our actual costs are below the original estimated amounts.  Conversely, if our costs exceed these estimates, our profit margins will decrease, and we may realize a loss on a project.

For all contract types noted above, change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated.  Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable.  Additional contract revenue related to claims is included in total estimated contract revenue when the amount can be reliably estimated, which is typically evidenced by a contract or other evidence providing a legal basis for the claim.

If estimated total costs on any contract indicate a loss, we charge the entire estimated loss to operations in the period when the loss becomes evident and the amount of loss can be reasonably estimated. Such losses could occur at any time and the effects may be material.

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

Our calculation under the income approach utilizes our internal forecasts.  In the income approach (that is, the discounted cash flow method), the projected cash flows reflect the cash flows subsequent to the sale of the reporting unit pursuant to the guidance in ASC 350 and ASC 820. Consistent with applicable literature, we include in projected cash flows any expected improvements in cash flows or other changes that, in our view, a market participant would consider and be willing to pay for (but we exclude any buyer- or entity-specific synergies). The projections are developed by us and are based upon cash flows that maximize reporting unit value by taking into account improvements that controlling-interest holders can make, but minority interest holders cannot make. These improvements include: increasing revenues, reducing operating costs, or reducing non-operating costs. The owners of the enterprise may also increase enterprise value by reducing risk; for example, by diversifying the business, improving access to capital, increasing the certainty of cash flows, or optimizing the capital structure.

We considered the factors listed above when developing the cash flows to support the income approach. Recognizing that due to elements of control incorporated into our reporting unit’s forecast, we applied no control premium to our conclusion of value indicated by the discounted cash flows.  In determining fair value, we applied a weighting of 30% to the preliminary fair value determined using the income approach.

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

Results of Operations

Year Ended December 31, 2016 Compared to

Year Ended December 31, 2015

Revenues  (dollars in thousands)

	2016		2015		Change
	(As restated)		(As restated)
United States/Canada	$204,035	39.5%	$187,399	34.4%	$16,636	8.9%
Latin America	18,775	3.6	26,350	4.8	(7,575)	(28.7)
Europe	41,062	8.0	42,635	7.8	(1,573)	(3.7)
Middle East	213,613	41.4	248,193	45.6	(34,580)	(13.9)
Africa	24,037	4.7	23,935	4.4	102	0.4
Asia/Pacific	14,490	2.8	16,248	3.0	(1,758)	(10.8)
Total	$516,012	100.0%	$544,760	100.0%	$(28,748)	(5.3)%

The primary decrease in revenue occurred in the Middle East with decreases of $14,419,000 in the United Arab Emirates and $6,687,000 in Saudi Arabia as economic conditions caused a decrease in funding for projects and a decrease of $7,713,000 in Oman resulting from the wind-down of a major project. The increase in revenues in the United States occurred throughout all regions. In Latin America, the decrease was primarily in Brazil where revenues decreased by $6,774,000 as the economic conditions in the region continue to reduce available work. In Europe, decreases in Romania, Azerbaijan and Luxembourg were partially offset by increases in Turkey, Greece, Serbia, Portugal and Poland. In Africa, revenues were up slightly where increases in Algeria and Morocco were partially offset by a decrease in Egypt. The decrease in Asia/Pacific occurred primarily in Afghanistan and was partially offset by an increase in India.

Direct expenses (dollars in thousands)

	2016			2015			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$143,571	39.9%	70.4%	$132,037	35.3%	70.5%	$11,534	8.7%
Latin America	11,471	3.2	61.1	15,276	4.1	58.0	(3,805)	(24.9)
Europe	27,597	7.7	67.2	28,971	7.8	68.0	(1,374)	(4.7)
Middle East	153,534	42.8	71.9	171,377	45.9	69.0	(17,843)	(10.4)
Africa	15,267	4.3	63.5	16,766	4.5	70.0	(1,499)	(8.9)
Asia/Pacific	7,503	2.1	51.8	9,117	2.4	56.1	(1,614)	(17.7)
Total	$358,943	100.0%	69.6%	$373,544	100.0%	68.6%	$(14,601)	(3.9)%

Direct expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. The decrease in direct expenses was primarily due to decreases in the Middle East, Latin America and Europe direct labor due to lower revenues and a decrease in subcontractor costs in Afghanistan, partially offset by increased subcontractor costs and direct labor in the United States supporting increased revenues.

Gross Profit (dollars in thousands)

	2016			2015			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$60,464	38.4%	29.6%	$55,362	32.2%	29.5%	$5,102	9.2%
Latin America	7,304	4.7	38.9	11,074	6.5	42.0	(3,770)	(34.0)
Europe	13,465	8.6	32.8	13,664	8.0	32.0	(199)	(1.5)
Middle East	60,079	38.3	28.1	76,816	44.9	31.0	(16,737)	(21.8)
Africa	8,770	5.6	36.5	7,169	4.2	30.0	1,601	22.3
Asia/Pacific	6,987	4.4	48.2	7,131	4.2	43.9	(144)	(2.0)
Total	$157,069	100.0%	30.4%	$171,216	100.0%	31.4%	$(14,147)	(8.3)%

The decrease in gross profit included decreases in the Middle East and Latin America due to the decreases in revenues partially offset by increases in the United States. The overall gross profit percentage decreased slightly due to lower margins primarily in the United Arab Emirates, Qatar and Mexico.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	2016			2015			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue

United States/Canada	$42,722	25.1%	20.9%	$41,062	23.7%	21.9%	$1,660	4.0%
Latin America	5,602	3.3	29.8	13,458	7.8	51.1	(7,856)	(58.4)
Europe	21,750	12.7	53.0	28,844	16.7	67.7	(7,094)	(24.6)
Middle East	44,087	25.8	20.6	40,509	23.5	16.3	3,578	8.8
Africa	15,853	9.3	66.0	6,305	3.7	26.3	9,548	151.4
Asia/Pacific	5,853	3.4	40.4	4,476	2.6	27.5	1,377	30.8
Corporate Expenses	34,815	20.4	6.7	37,995	22.0	7.0	(3,180)	(8.4)
Total	$170,682	100%	33.1%	$172,649	100%	31.7%	$(1,967)	(1.1)%

The decrease in selling, general and administrative expenses was primarily due to the following:

•                  A net decrease of $4,661,000 in unapplied and indirect labor primarily due to reductions in staff in Saudi Arabia, Brazil and Spain during 2015 and early 2016, a net decrease in foreign currency transaction losses of $1,867,000, a net decrease in amortization expense of $1,309,000, and a net decrease to Corporate selling, general and administrative expenses of $3,180,000; offset in part by

•                  A net increase of $8,193,000 in bad debt expense for certain accounts receivable within primarily the Middle East and Asia Pacific regions.

Operating Profit (Loss) (dollars in thousands)

	2016		2015		Change
	(As restated)		(As restated)
		% of		% of
		Revenue		Revenue
United States/Canada	$17,742	8.7%	$14,300	7.6%	$3,442	24.1%
Latin America	1,702	9.1	(2,384)	(9.0)	4,086	(171.4)
Europe	(8,285)	(20.2)	(15,180)	(35.6)	6,895	(45.4)
Middle East	15,992	7.5	36,307	14.6	(20,315)	(56.0)
Africa	(7,083)	(29.5)	864	3.6	(7,947)	(919.8)
Asia/Pacific	1,097	7.6	2,418	14.9	(1,321)	(54.6)
Corporate	(34,815)	—	(37,995)	—	3,180	—
Total	$(13,650)	(2.6)%	$(1,670)	(0.3)%	$(11,980)	717.4%

The decrease in operating profit was primarily due to the decrease in revenues, the increase in bad debt expense in the Middle East and the decrease in gross profit in Africa, partially offset by increases in Europe due to a reduction in direct expenses and in the United States related to higher revenues. Corporate expenses decreased by $3,180,000, and represented 6.7% of total revenue in 2016 compared to 7.0% of total revenue in 2015.

Interest and related financing fees, net

Net interest and related financing fees decreased $1,256,000 to $2,355,000 in 2016 as compared with $3,611,000 in 2015. The decrease was primarily due to interest of $1,056,000 paid to a subcontractor as a result of a legal settlement in 2015.

Income Taxes

In 2016, income tax expense was $5,955,000 compared to $5,833,000 in 2015. The effective income tax expense rates for 2016 and 2015 were (37.2%)  and (110.5%), respectively. The increase in expense in 2016 compared to 2015 results from the mix of income and tax rates in various foreign jurisdictions. The difference in the Company’s 2016 effective tax rate compared to the 2015 rate is primarily related to a significant decrease in the Company’s foreign pretax earnings of approximately $18,000,000, primarily related to the Middle East operations without a significant related income tax benefit. In addition, the Company recognized an income tax expense of $689,000 in 2016 resulting from adjustments to agree the 2015 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. In both years, the Company’s effective tax rate is significantly higher than the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to the U.S. net operating loss and increases caused by various foreign withholding taxes.

In 2015, several items materially affected the Company’s effective tax rate. An income tax benefit of $205,000 resulted from adjustments to agree the 2014 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. The benefit was offset by increased foreign withholding taxes.

Net Loss Attributable to Hill

Net loss attributable to Hill International, Inc. for 2016 was $33,812,000, or $0.65 per diluted common share based on 51,724,000 diluted common shares outstanding, as compared to net loss for 2015 of 14,501,000, or $0.29 per diluted common share based upon 50,874,000 diluted common shares outstanding.  Net loss from continuing operations for 2016 was $21,960,000, or $0.43 per diluted share, compared to net loss from continuing operations of $11,114,000, or $0.24 per diluted share, in 2015.

Year Ended December 31, 2015 Compared to

Year Ended December 31, 2014

Revenue (dollars in thousands)

	2015		2014		Change
	(As restated)		(As restated)
United States/Canada	$187,399	34.4%	$147,743	30.2%	$39,656	26.8%
Latin America	26,350	4.8	36,742	7.5	(10,392)	(28.3)
Europe	42,635	7.8	37,013	7.6	5,622	15.2
Middle East	248,193	45.6	231,505	47.3	16,688	7.2
Africa	23,935	4.4	21,656	4.4	2,279	10.5
Asia/Pacific	16,248	3.0	14,689	3.0	1,559	10.6
Total	$544,760	100.0%	$489,348	100.0%	$55,412	11.3%

The primary increases in revenues occurred in the Middle East and the United States. In the Middle East, there was an increase of $37,512,000 in the United Arab Emirates and $3,894,000 in Saudi Arabia where several new projects started partially offset by decreases of $13,912,000 in Iraq due to the cessation of projects caused by the political turmoil and $12,676,000 in Oman where a major project continued at a lower volume. The increase of $39,656,000 in revenues in the United States occurred throughout all regions led by the Northeast region increase of $18,953,000.  In Latin America, the decrease of $10,392,000 was primarily in Brazil where revenues decreased by $8,914,000 as the economic conditions continue to cause reduced work. In Europe, there were increases of $5,182,000 in Kazakhstan and $3,692,000 in Turkey due to the acquisition of IMS Proje Yonetimi ve Dansmanlik A.S. (“IMS”) in April 2015. This was partially offset by decreases in Spain and Latvia. In Africa, revenues were up with increases in Egypt and Algeria partially offset by a decrease in Morocco. The increase in Asia/Pacific occurred primarily in India partially offset by decreases in Afghanistan and China.

Direct expenses (dollars in thousands)

	2015			2014			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$132,037	35.3%	70.5%	$101,639	31.5%	68.8%	$30,398	29.9%
Latin America	15,276	4.1	58.0	22,390	6.9	60.9	(7,114)	(31.8)
Europe	28,971	7.8	68.0	24,495	7.6	66.2	4,476	18.3
Middle East	171,377	45.9	69.0	152,375	47.2	65.8	19,002	12.5
Africa	16,766	4.5	70.0	14,554	4.5	67.2	2,212	15.2
Asia/Pacific	9,117	2.4	56.1	7,280	2.3	49.6	1,837	25.2
Total	$373,544	100.0%	68.6%	$322,733	100.0%	66.0%	$50,811	15.7%

Direct expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. The increase in direct expenses were primarily due to increases in direct labor in the Middle East, Europe and the United States due to higher revenues and increased use of subcontractors throughout the United States, primarily in our Northeast and Mid-Atlantic regions. These increases were partially offset by lower direct labor costs in Latin America due to decreased revenues.

Gross Profit (dollars in thousands)

	2015			2014			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$55,362	32.3%	29.5%	$46,104	27.7%	31.2%	$9,258	20.1%
Latin America	11,074	6.5	42.0	14,352	8.6	39.1	(3,278)	(22.8)
Europe	13,664	8.0	32.0	12,518	7.5	33.8	1,146	9.2
Middle East	76,816	44.9	31.0	79,130	47.5	34.2	(2,314)	(2.9)
Africa	7,169	4.2	30.0	7,102	4.3	32.8	67	0.9
Asia/Pacific	7,131	4.1	43.9	7,409	4.4	50.4	(278)	(3.8)
Total	$171,216	100.0%	31.4%	$166,615	100.0%	34.0%	$4,601	2.8%

The increase in gross profit included increases in the United States and Europe due to higher revenues partially offset by decreases in Latin America and the Middle East. The overall gross profit percentage declined to 31.4% in 2015 compared to 34.0% in 2014 due to decreases in all regions other than Latin America.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	2015			2014			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$41,062	23.8%	21.9%	$38,862	26.6%	26.3%	$2,200	5.7%
Latin America	13,458	7.8	51.1	12,851	8.8	35.0	607	4.7
Europe	28,844	16.7	67.7	24,352	16.6	65.8	4,492	18.4
Middle East	40,509	23.5	16.3	34,245	23.4	14.8	6,264	18.3
Africa	6,305	3.6	26.3	1,198	0.8	5.5	5,107	426.3
Asia/Pacific	4,476	2.6	27.5	4,912	3.4	33.4	(436)	(8.9)
Corporate Expenses	37,995	22.0	7.0	29,845	20.4	6.1	8,150	27.3
	$172,649	100%	31.7%	$146,265	100%	29.9%	$26,384	18.0%

The increase in selling, general and administrative expenses was primarily due to the following:

•                  An increase of $11,915,000 in bad debt expense for increased reserves for uncollectibility for certain accounts receivable in the Middle East;

•                  An increase in foreign currency transaction losses of $8,110,000;

•                  An increase in legal fees of $2,259,000 primarily related to the proxy contest; and

•                  An increase of $3,973,000 in unapplied and indirect labor due primarily to increases in staffing in the Middle East in support of increased revenues.

Operating Profit (Loss) (dollars in thousands)

	2015		2014		Change
	(As restated)		(As restated)
		% of		% of
		Revenue		Revenue
United States/Canada	$14,300	7.6%	$7,242	4.9%	$7,058	97.5%
Latin America	(2,384)	(9.0)	1,501	4.1	(3,885)	(258.8)
Europe	(15,180)	(35.6)	(11,834)	(32.0)	(3,346)	28.3
Middle East	36,307	14.6	44,885	19.4	(8,578)	(19.1)
Africa	864	3.6	5,904	27.3	(5,040)	(85.4)
Asia Pacific	2,418	14.9	2,497	17.0	(79)	(3.2)
Corporate	(37,995)	—	(29,845)	—	(8,150)	27.3
Total	$(1,670)	(0.3)%	$20,350	4.2%	$(22,020)	(108.2)%

The decrease in operating profit was primarily due to the following:

•                  An increase of $11,915,000 in bad debt expense for increased reserves for uncollectibility for certain accounts receivable in the Middle East;

•                  An increase in foreign currency transaction losses of $8,110,000;

•                  An increase in legal fees of $2,259,000 primarily related to the proxy contest; and

•                  An increase of $3,973,000 in unapplied and indirect labor due primarily to increases in staffing in the Middle East in support of increased revenues; offset in part by

•                  An increase in overall gross profit of $4,601,000 driven primarily by improved profitability in the United States.

Corporate expenses represented 7.0% of revenues in 2015 compared to 6.1% of revenues in 2014.

Interest and related financing fees, net

Interest and related financing fees increased $512,000 to $3,611,000 in 2015 as compared with $3,099,000 in 2014, primarily due to additional borrowings to support our operations in the Middle East.

Income Taxes

In 2015, the income tax expense was $5,833,000 compared to an income tax expense of $9,997,000 in 2014. The effective income tax expense rates for 2015 and 2014 were (110.5%) and 58.0%, respectively. The decrease in income tax expense results from the mix of income tax rates in the Company’s foreign jurisdictions. The difference in the Company’s 2015 effective tax rate compared to the 2014 rate is also primarily related to the mix of income and tax rates in the Company’s foreign jurisdictions. In both years, the Company’s effective tax rate is significantly higher than it otherwise would be primarily as a result of not being able to record an income tax benefit related to the U.S. net operating loss plus increases caused by various foreign withholding taxes.

In 2015, several items materially affected the Company’s effective tax rate. An income tax benefit of $205,000 resulted from adjustments to agree the 2014 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. This benefit was offset by increased foreign withholding taxes.

In 2014, several items materially affected the Company’s effective tax rate. An income tax expense of $1,050,000 resulted from adjustments to agree the 2013 book amount to the actual amounts reported on the tax returns in foreign jurisdictions.

Net Earnings (Loss) Attributable to Hill

Net loss attributable to Hill International, Inc. for 2015 was $14,501,000, or $0.29 per diluted common share based on 50,874,000 diluted common shares outstanding, compared to net loss in 2014 of $12,677,000, or $0.29 per diluted common share based upon 44,370,000 diluted common shares outstanding. Net loss from continuing operations for 2015 was $11,114,000, or $0.24 per diluted share, compared to net earnings from continuing operations of $7,254,000, or $0.13 per diluted share, in 2014.

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

Using EBITDA as a performance measure has material limitations as compared to net earnings, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money in order to finance transactions and operations, interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net earnings. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA and net earnings in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the Company on a full-cost, after-tax basis. Using both EBITDA and net earnings to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(As restated)
Net (loss) earnings from continuing operations	$(21,960)	$(11,114)	$7,254
Interest	2,355	3,611	3,099
Income taxes	5,955	5,833	9,997
Depreciation and amortization	7,265	7,940	6,951
EBITDA	$(6,385)	$6,270	$27,301

Liquidity and Capital Resources

At December 31, 2016, our primary sources of liquidity consisted of $25,637,000 of cash and cash equivalents, of which $25,187,000 was on deposit in foreign locations, and $13,176,000 of available borrowing capacity under our various credit facilities. At December 31, 2016, we were in default of our Consolidated Net Leverage Ratio and Excess Account Concentration covenant. On March 27, 2017, we received a waiver of the default from the Agent. See Note 12 to our consolidated financial statements for a description of our credit facilities and term loan. We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations. As a result of our not filing the Quarterly Report on Form 10-Q for the period ended June 30, 2017 within the time frame required by our lenders, we were not in compliance with the requirements of our Revolving Credit Facilities. We received a waiver regarding our non-compliance with such requirements, which also established new dates to file delinquent periodic reports. We are in discussions with our lenders regarding a waiver and extension of the required filing period. If market opportunities exist, we may choose to undertake financing actions to further enhance our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives. See “Sources of Additional Capital” for further information.

The amount of revenue attributable to operations in the Middle East and Africa has grown to approximately 46.1% of total consolidated revenue in 2016. We have recently experienced a slowdown in collections from our clients in the Middle East primarily due to the drop in oil prices. This has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt and equity transactions for our liquidity needs over the next 18 months.

In 2012, we commenced operations on the Oman Airport project with the Ministry of Transport and Communications (“MOTC”). The original contract term was to expire in November 2014. In October 2014, we applied for a twelve-month extension of time amendment (“first extension”), which was subsequently approved in March 2016, and we continued to work on the Oman Airport project. We began to experience delays in payments during the second quarter of 2015 when the MOTC commenced its formal review and certification of our invoices. In December 2015, we began discussions with the MOTC on a second extension of time amendment (“second extension”) and have since commenced additional work, which we expect to last through approximately June 2018. When the MOTC resumed payments in 2016, we received approximately $42,000,000 during the year and approximately $6,153,000 during the first quarter of 2017. At December 31, 2016, accounts receivable from Oman totaled approximately $27,132,000. Approximately $16,500,000 was past due based on contractual terms. Although the MOTC has not made timely payments under the contractual terms of the first extension and second extension amendments, we have received full payment under the first extension and believe that the same will hold true for the second extension, as there is no evidence to the contrary. There are multiple indicators that we will receive payment as Oman is a wealthy, stable and solvent country which recently raised funds in the capital markets to help finance its budget, and the MOTC has certified the past due invoices and indicated that it is committed to paying its obligations to us.

Sources of Additional Capital

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

Additional Capital Requirements

Our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owns an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil, and now known as Hill International do Brasil, S.A.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,649,000 at June 30, 2016). The Company accrued the liability, which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016.

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

Cash Flow Activity During the Year Ended December 31, 2016

For the year ended December 31, 2016, our cash and cash equivalents increased by $1,548,000 to $25,637,000. This compares to a net decrease in cash and cash equivalents of $6,035,000 during the prior year. Cash provided by operations was $8,898,000, cash used in investing activities was $4,050,000 and cash used in financing activities was $2,608,000. We also experienced a decrease in cash of $692,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations provided $8,898,000 of cash of in 2016.  This compares to cash provided of $536,000 in 2015 and cash provided of $5,829,000 in 2014.  We had a loss from continuing operations of $21,960,000 and $11,114,000 in 2016 and 2015, respectively and earnings from continuing operations of $7,254,000 in 2014. Depreciation and amortization was $7,265,000 in 2016 compared to $7,940,000 in 2015 and $6,951,000 in 2014; the decrease in this category in 2016 versus 2015 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years; the increase in 2015 over 2014 is due to significant additions to property and equipment related to our move to Philadelphia in 2015. We had a net deferred tax asset of $2,640,000 in 2016 primarily due to several temporary differences in foreign jurisdictions.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2016 and 2015 were $4,312,000 and $4,435,000, respectively.  The decrease between years is due to a reduction in the collateral requirements that we were able to achieve with certain foreign lenders.

Average days sales outstanding (“DSO”) at December 31, 2016 was 125 days compared to 104 days at December 31, 2015.  DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the net period-end accounts receivable balance (including billed and unbilled A/R, joint venture A/R, WIP and current retainage receivable) by average total daily revenue (i.e., total revenue for the quarter divided by 90 days).  Generally, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations. The increase in DSO in 2016 from 2015 was due to a slowing of collections from our clients in the Middle East, particularly Oman.

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

Investing Activities

Net cash used in investing activities was $4,050,000 for the purchase of leasehold improvements, computers, office equipment and furniture and fixtures. Of this amount, $1,800,000 was used to implement a database system for our Human Resources department.

Financing Activities

Net cash used in financing activities was $2,608,000. We made payments in the amount of $109,000 in borrowings under various credit facilities. We paid $1,390,000 against the 2014 Term Loan Facility and $55,000 against the Philadelphia Industrial Development Corp. loan. We paid $1,531,000 of holdback purchase price to the former owners of IMS.  We also received $351,000 from the exercise of stock options and purchases under our Employee Stock Purchase Plan. We paid $111,000 as dividends to noncontrolling interests.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 5 to the consolidated financial statements in Item 8 hereof.

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

	Total (1)	2017	2018-2019	2020-2021	2022 and later
Performance bonds (2)	$53,237	$28,875	$7,085	$17,277	$—
Advance payment bonds (2)	39,580	29,496	—	10,084	—
Bid bonds (3)	7,114	6,566	548	—	—
Other	927	800	—	—	127
Letters of credit (4)	4,519	2,912	447	1,160	—
	$105,377	$68,649	$8,080	$28,521	$127

(1)         At December 31, 2016, the Company had provided cash collateral amounting to $4,312,000 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 17 to our consolidated financial statements for further information regarding these arrangements.

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

	Total	2017	2018-2019	2020-2021	2022 and later
Long-term debt obligations	$144,103	1,983	31,408	110,354	358
Interest expense on notes payable (1)	46,848	12,793	24,372	9,655	28
Operating lease obligations (2)	36,720	7,607	11,239	6,911	10,963
	$227,671	$22,383	$67,019	$126,920	$11,349

(1)         Estimated using the interest rates in effect at December 31, 2016.

(2)         Represents future minimum rental commitments under non-cancelable leases. The Company expects to fund these commitments with existing cash and cash flow from operations.

Subsequent Events

Sale of Construction Claims Group

On May 5, 2017, the Company closed the sale of its Construction Claims Group to two purchasers controlled by funds managed by Bridgepoint Development Capital for a total purchase price of $140,000,000 in cash less: (1) an estimated working capital adjustment at closing amounting to approximately $8,449,000; and (2) approximately $2,187,000 of assumed indebtedness. In addition, the Company was required to provide a $3,750,000 letter of credit into escrow in order to secure certain of the Company’s indemnification obligations for 12 months following closing. The funds provided by the sale of the Construction Claims Group and the cash received upon the draw down under the amended Revolving Credit Facilities (described below) were used as follows: (a) $117,000,000 to pay off the Term Loan Facility; (b) $25,000,000 to pay down the U.S. Revolver; (c) approximately $8,793,000 to pay down the International Revolver; and (d) approximately $1,214,000 to pay accrued interest and certain bank fees. The Company and the purchasers of the Construction Claims Group were unable to agree upon a final net working capital amount.  Thus, pursuant to the terms of their agreement, they are participating in a dispute resolution process by which independent accounting experts will determine the final net working capital.

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

Appointment of Interim Chief Executive Officer

Effective as of the date of Mr. Richter’s resignation, Paul J. Evans, a member of the Board, commenced serving as the Interim Chief Executive Officer of the Company and is expected to serve in such capacity until a successor for Mr. Richter is appointed. On May 10, 2017, the Board, upon recommendation of the Compensation Committee, approved the following compensation terms for Mr. Evans: (1) A monthly base salary in the amount of $60,000; (2) A target incentive award at the rate of $50,000 per month of service (including any partial month), which will be paid to Mr. Evans upon completion of his service as Interim Chief Executive Officer and only upon the achievement of targets set by the Board based upon the following: (a) One third (1/3) based on the retention of key employees of the Company as measured on the last day of Mr. Evans’ service as Interim Chief Executive Officer. (b) One third (1/3) based on achieving a forecasted liquidity metric. (c) One third (1/3) based on achieving a cost savings annual run rate, excluding any one-time items. (3) A monthly grant of Company stock valued at $80,000 per month during Mr. Evans’ term of service as Interim Chief Executive Officer.  At the end of each month during such period, Mr. Evans will be entitled to $80,000 worth of Company stock based on the closing price of the Company’s common stock on the last trading day of the month.  The aggregate number of shares earned by Mr. Evans will be delivered on the last day of Mr. Evans’ service as Interim Chief Executive Officer. (4) Mr. Evans shall receive a monthly living expense before tax allowance of $5,000 while serving as Interim Chief Executive Officer. (5) Mr. Evans shall be entitled to all benefits of employment provided to other employees of the Company in executive positions. (6) Mr. Evans shall not be entitled to receive compensation for serving on the Board of Directors of the Company while serving as the Interim Chief Executive Officer.

Resignation of Chief Financial Officer

On November 10, 2017, John Fanelli, III, Executive Vice President and Chief Financial Officer notified the Company of his decision to retire and resign, effective immediately. Mr. Fanelli’s retirement and resignation were not due to any disagreement with the Company. The Company and Mr. Fanelli entered into a Separation Agreement and General Release of Claims, dated November 10, 2017 (the “Separation Agreement”). Among other matters, the Separation Agreement provides as follows: (1) Mr. Fanelli agreed to provide transition services to the Company for up to 10 hours per week through February 9, 2018 (the “Separation Date”) at a rate of $233.56 per hour. (2) Mr. Fanelli will receive a lump sum, less applicable withholdings and deductions, of (i) $232,500 within 30 days from the date of the Agreement and (ii) $232,500 within 30 days following the Separation Date. The total amount of such payments is equal to the severance amount to which Mr. Fanelli would have been entitled under the Company’s 2016 Executive Retention Plan in the event of a termination without cause or change in control of the Company. (3) Mr. Fanelli will receive approximately $66,000 related to accrued vacation. (4) In exchange for the above benefits, Mr. Fanelli executed a release of claims in favor of the Company and its affiliates (such release to become effective upon expiration of the applicable revocation period).  Pursuant to the Separation Agreement, Mr. Fanelli agrees to not compete with or the Company or solicit the Company’s customers or employees for a period of two years following the Separation Date.  The Company will be entitled to injunctive relief for any breach of an obligation under the Separation Agreement by Mr. Fanelli.

Appointment of Interim Chief Financial Officer

The Company has commenced a search for a successor to Mr. Fanelli as Chief Financial Officer. Effective as of the date of Mr. Fanelli’s resignation, Marco A. Martinez commenced serving as the Interim Chief Financial Officer of the Company and is expected to serve in such capacity until a successor for Mr. Fanelli is appointed. Mr. Martinez will receive an annual salary of $420,000.

Finalization of ESA purchase

In connection with the ESA purchase, the three remaining minority shareholders exercised their ESA Put Option on June 17, 2016 claiming a value of BRL 8,656,000 (approximately $2,659,000) at December 31, 2016. The company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016. The transaction was finalized November 2017 and February 2018. The shareholders agreed to a reduced total payment of BRL 6,084,000 (approximately $1,873,000). The Company made an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2017 of BRL 4,475,000 (approximately $1,365,000) and on March 31, 2018 of BRL 3,146,000 (approximately $953,000) to record the final transaction amounts.

Resignation of Regional President (Middle East) and Appointment of Successor

On April 19, 2018, Abdo E. Kardous, formerly Hill’s Senior Vice President and Managing Director for the Asia/Pacific Region, assumed the post of Regional President for the Middle East. Kardous replaced Mohammed Al Rais, who resigned his position with the Company as of April 19, 2018.

Tax Cuts and Jobs Act

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law. The Tax Act will reduce the Company’s statutory U.S. federal corporate tax rate from 35% to 21% for the Company’s fiscal year beginning January 1, 2018. The Tax Act requires companies to pay a one-time transition tax on accumulated earnings of foreign subsidiaries, creates new taxes on certain foreign sourced earnings and eliminates or reduces certain deductions and credits. As of the time of this filing, the Company has not completed its evaluation of the effects of enactment of the Tax Act. Because a change in tax law is accounted for in the period of enactment, the effect of the Act will be recorded in the fourth quarter of 2017.

Performance Guarantee

On or about February 8, 2018, the Company received notice from National Bank of Abu Dhabi (NBAD) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,927,000 for a project located in Kuwait. NBAD subsequently issued, on behalf of Company, payment on or about February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks primarily related to foreign currency exchange rates and interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S., which are denominated, primarily in Euros, U.A.E. dirhams, Qatari riyal, Omani rial, Saudi riyal, Brazilian real, Polish zloty as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. We currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the respective local currency.

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

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hill International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2016.  The financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements and the related financial statement schedule for each of the years in the three-year period ended December 31, 2016 have been restated to correct for errors in accounting for foreign currency gains/losses on intercompany balances, revenue recognition on certain long-term contracts, and for the impact of other unrelated correcting adjustments for each of the years in the three-year period ended December 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hill International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2017, except as to the “Additional Material Weaknesses Identified in Re-evaluation” included in Management’s Annual Report on Internal Control Over Financial Reporting (as restated), which is as of May 8, 2018, expressed an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2016.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2017, except as to the restatement discussed in Note 2 and its related effects to the consolidated financial statements, which is as of May 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hill International, Inc. and Subsidiaries

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses for controls that were ineffective or not implemented have been identified and were included in management’s original assessment on March 31, 2017: (i) controls relating to estimating the potential loss on the Company’s accounts receivable, (ii) controls for the accounting closing process, accounting estimates and non-routine transactions, and (iii) controls to timely identify non-compliance or the misapplication of local employment related tax regulations.  Subsequently, management identified additional material weaknesses included in their revised assessment on May 8, 2018 as follows: (i) controls over the financial reporting process due to insufficient knowledgeable personnel, (ii) controls over the accounting for foreign currency translation and transactions, (iii) controls over the preparation and review of the statement of cash flows, (iv) controls over the accounting for revenue recognition for certain long-term contracts, and (v) controls over the accounting for income taxes.  These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2016 financial statements, and this report does not affect our report dated March 31, 2017, except as to the restatement discussed in Note 2 and its related effects to the consolidated financial statements, which is as of May 8, 2018, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Hill International, Inc. and Subsidiaries did not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

Management’s restated assessment includes subsequent remedial actions, planned future remedial actions, and changes in internal controls regarding the material weaknesses identified.  We have not examined or performed procedures around these actions, planned actions or changes, and therefore the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s actions, planned actions or changes in internal controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 31, 2017, except as to the restatement discussed in Note 2 and its related effects to the consolidated financial statements, which is as of May 8, 2018, expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 31, 2017, except for the “Additional Material Weaknesses Identified in Re-evaluation” included in Management’s Annual Report on Internal Control Over Financial Reporting (as restated), which is as of May 8, 2018

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
	(As restated)	(As restated)
Assets
Cash and cash equivalents	$25,637	$24,089
Cash - restricted	4,312	4,435
Accounts receivable, less allowance for doubtful accounts of $71,082 and $60,535	164,844	187,721
Accounts receivable - affiliates	5,712	9,169
Prepaid expenses and other current assets	7,751	7,030
Income taxes receivable	3,554	3,187
Current assets held for sale	54,651	60,092
Total current assets	266,461	295,723
Property and equipment, net	16,389	18,822
Cash - restricted, net of current portion	313	259
Retainage receivable	17,225	2,638
Acquired intangibles, net	6,006	8,878
Goodwill	50,665	49,739
Investments	3,501	4,936
Deferred income tax assets	3,200	3,084
Other assets	4,224	6,177
Assets held for sale	32,091	36,199
Total assets	$400,075	$426,455
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	1,983	4,357
Accounts payable and accrued expenses	85,680	91,034
Income taxes payable	4,874	8,980
Current portion of deferred revenue	12,943	9,866
Other current liabilities	8,157	3,009
Current liabilities held for sale	25,888	27,350
Total current liabilities	139,525	144,596
Notes payable and long-term debt, net of current maturities	142,120	140,626
Retainage payable	961	1,929
Deferred income tax liabilities	560	1,032
Deferred revenue	22,804	15,857
Other liabilities	12,666	11,748
Liabilities held for sale	5,087	6,730
Total liabilities	323,723	322,518

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,835 shares and 58,335 shares issued at December 31, 2016 and 2015, respectively	6	6
Additional paid-in capital	190,353	189,198
Accumulated deficit	(81,349)	(47,793)
Accumulated other comprehensive loss	(4,611)	(10,589)
	104,399	130,822
Less treasury stock of 6,977 shares and 6,743 shares at December 31, 2016 and December 31, 2015, respectively	(30,041)	(29,245)
Hill International, Inc. share of equity	74,358	101,577
Noncontrolling interests	1,994	2,360
Total equity	76,352	103,937
Total liabilities and stockholders’ equity	$400,075	$426,455

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Revenue	$516,012	$544,760	$489,348
Direct expenses	358,943	373,544	322,733
Gross profit	157,069	171,216	166,615
Selling, general and administrative expenses	170,682	172,649	146,265
Share of loss of equity method affiliates	37	237	—
Operating (loss) profit	(13,650)	(1,670)	20,350
Interest and related financing fees, net	2,355	3,611	3,099
(Loss) earnings before income taxes	(16,005)	(5,281)	17,251
Income tax expense	5,955	5,833	9,997
(Loss) earnings from continuing operations	(21,960)	(11,114)	7,254
Loss from discontinued operations	(11,776)	(2,564)	(18,627)
Net loss	(33,736)	(13,678)	(11,373)
Less: net earnings - noncontrolling interests	76	823	1,304
Net loss attributable to Hill International, Inc.	$(33,812)	$(14,501)	$(12,677)

Basic (loss) earnings per common share from continuing operations	$(0.43)	$(0.24)	$0.13
Basic (loss) per common share from discontinued operations	(0.22)	(0.05)	(0.42)
Basic (loss) earnings per common share - Hill International, Inc.	$(0.65)	$(0.29)	$(0.29)
Basic weighted average common shares outstanding	51,724	50,874	44,370

Diluted (loss) earnings per common share from continuing operations	$(0.43)	$(0.24)	$0.13
Diluted (loss) per common share from discontinued operations	(0.22)	(0.05)	(0.42)
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.65)	$(0.29)	$(0.29)
Diluted weighted average common shares outstanding	51,724	50,874	44,370

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)

Net loss	$(33,736)	$(13,678)	$(11,373)
Foreign currency translation adjustments	5,062	(2,202)	(5,394)
Other, net of tax	585	(226)	122
Comprehensive loss	(28,089)	(16,106)	(16,645)
Comprehensive income attributable to noncontrolling interests	(255)	(2,628)	(128)
Comprehensive loss attributable to Hill International, Inc.	$(27,834)	$(13,478)	$(16,517)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015, and 2014

(In thousands)

					Accumulated			Hill
			Additional	Retained	Other			Share of	Non-	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’	controlling	Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2013 (As restated)	46,598	$5	$136,899	$(20,615)	$(7,772)	6,434	$(27,766)	$80,751	$12,894	$93,645
Net (loss) earnings (As restated)	—	—	—	(12,677)	—	—	—	(12,677)	1,304	(11,373)
Other comprehensive loss (As restated)	—	—	—	—	(3,840)	—	—	(3,840)	(1,432)	(5,272)
Sale of common stock	9,547	1	38,041	—	—	—	—	38,042	—	38,042
Stock issued to Board of Directors	27	—	175	—	—	—	—	175	—	175
Stock-based compensation expense	—	—	3,327	—	—	—	—	3,327	—	3,327
Cancelation of restricted stock	(2)	—	(8)	—	—	—	—	(8)	—	(8)
Stock issued under employee stock purchase plan	55	—	197	—	—	—	—	197	—	197
Exercise of stock options	324	—	1,032	—	—	—	—	1,032	—	1,032
Cashless exercise of stock options	200	—	538	—	—	112	(538)	—	—	—
Stock issued for acquisition of CPI	171	—	618	—	—	—	—	618	—	618
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(173)	(173)
Acquisition of additional interest in subsidiary	—	—	(907)	—	—	—	—	(907)	(2,649)	(3,556)
Balance - December 31, 2014 (As restated)	56,920	6	179,912	(33,292)	(11,612)	6,546	(28,304)	106,710	9,944	116,654
Net (loss) earnings (As restated)	—	—	—	(14,501)	—	—	—	(14,501)	823	(13,678)
Other comprehensive loss (As restated)	—	—	—	—	1,023	—	—	1,023	(3,451)	(2,428)
Stock issued to Board of Directors	25	—	115	—	—	—	—	115	—	115
Stock-based compensation expense	—	—	2,983	—	—	—	—	2,983	—	2,983
Stock issued under employee stock purchase plan	43	—	126	—	—	—	—	126	—	126
Exercise of stock options	189	—	468	—	—	—	—	468	—	468
Cashless exercise of stock options	85	—	361	—	—	67	(361)	—	—	—
Stock issued for acquisition of CPI	148	—	530	—	—	—	—	530	—	530
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(253)	(253)
Acquisition of additional interest in subsidiary	925	—	4,703	—	—	—	—	4,703	(4,703)	—
Purchase of treasury stock	—	—	—	—	—	130	(580)	(580)	—	(580)
Balance - December 31, 2015 (As restated)	58,335	6	189,198	(47,793)	(10,589)	6,743	(29,245)	101,577	2,360	103,937
Net (loss) earnings (As restated)	—	—	—	(33,812)	—	—	—	(33,812)	76	(33,736)
Other comprehensive loss (As restated)	—	—	—	—	5,978	—	—	5,978	(331)	5,647
Stock issued to Board of Directors	3	—	10	—	—	—	—	10	—	10
Stock-based compensation expense (As restated)	—	—	2,486	256	—	—	—	2,742	—	2,742
Stock issued under employee stock purchase plan	59	—	182	—	—	—	—	182	—	182
Exercise of stock options	117	—	351	—	—	—	—	351	—	351
Cashless exercise of stock options	321	—	796	—	—	234	(796)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(111)	(111)
Decrease related to ESA Put Options	—	—	(2,670)	—	—	—	—	(2,670)	—	(2,670)
Balance - December 31, 2016 (As restated)	58,835	$6	$190,353	$(81,349)	$(4,611)	6,977	$(30,041)	$74,358	$1,994	$76,352

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(33,736)	$(13,678)	$(11,373)
Loss from discontinued operations	11,776	2,564	18,627
(Loss) earnings from continuing operations	(21,960)	(11,114)	7,254
Adjustments to reconcile net (loss) earnings to net cash provided by (used in):
operating activities:
Depreciation and amortization	7,265	7,940	6,951
Provision (recovery) for bad debts	14,454	6,262	(5,195)
Interest accretion on term loan	—	—	15,526
Amortization of loan fees	1,778	1,778	555
Deferred tax (benefit) provision	(692)	(1,786)	(2,708)
Stock based compensation	2,496	2,755	3,189
Unrealized foreign exchange losses (gains) on intercompany balances	11,579	13,929	5,291
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	22	11,170	2,436
Accounts receivable	5,284	(51,041)	(12,747)
Accounts receivable - affiliate	3,345	(3,762)	(3,505)
Prepaid expenses and other current assets	(808)	4,446	(1,921)
Income taxes receivable	(1,058)	(384)	(957)
Retainage receivable	(14,982)	662	(2,088)
Other assets	5,970	1,717	7,545
Accounts payable and accrued expenses	(2,805)	18,704	8,920
Income taxes payable	(3,337)	(50)	(1,895)
Deferred revenue	9,989	1,554	(4,141)
Other current liabilities	(84)	(1,423)	(4,285)
Retainage payable	(968)	(519)	1,431
Other liabilities	1,353	5,626	238
Net cash provided by continuing operations	16,841	6,464	19,894
Net cash used in discontinued operations	(7,943)	(5,928)	(14,065)
Net cash provided by operating activities	8,898	536	5,829
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	(4,354)	(2,701)
Purchase of additional interest in Engineering S.A.	—	—	(3,556)
Payments for purchase of property and equipment	(2,363)	(10,083)	(3,825)
Net cash used in investing activities of continuing operations	(2,363)	(14,437)	(10,082)
Net cash used in investing activities of discontinued operations	(1,687)	(4,996)	(2,128)
Net cash used in investing activities	(4,050)	(19,433)	(12,210)
Cash flows from financing activities:
Due to bank	—	—	(2)
Proceeds from secondary public offering of common stock	—	—	38,042
Proceeds from term loan borrowing	—	23,548	120,000
Payoff and termination of term loan	(1,390)	(1,240)	(100,000)
Payoff and termination of revolving credit facility	(109)	—	(25,500)
Payment of financing fees	—	—	(10,065)
Payments on term loan	—	—	(13,833)
Net borrowings (payments) on revolving loans	—	—	(300)
Proceeds from Philadelphia Industrial Development Corporation loan	—	750	—
Payment of holdback purchase price	(1,531)	—	—
Dividends paid to noncontrolling interest	(111)	(253)	(173)
Proceeds from stock issued under employee stock purchase plan	182	126	197
Proceeds from exercise of stock options	351	272	1,032
Purchase of treasury stock	—	(580)	—
Net cash (used in) provided by financing activities	(2,608)	22,623	9,398
Effect of exchange rate changes on cash	(692)	(9,761)	(3,274)
Net increase (decrease) in cash and cash equivalents	1,548	(6,035)	(257)
Cash and cash equivalents — beginning of year	24,089	30,124	30,381
Cash and cash equivalents — end of year	$25,637	$24,089	$30,124

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

Note 2 — Restatement of Previously Reported Consolidated Financial Statements

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 21, 2017, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Audit Committee of the Board, determined that the Company’s previously issued financial statements for each of the years ended December 31, 2016, 2015 and 2014 and each of the quarters ended March 31, June 30, and September 30, 2016 and 2015 included in the Company’s Annual Reports on Form 10-K and each of the Quarterly Reports on Form 10-Q for such periods as well as the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (collectively, the “Non-Reliance Periods”) can no longer be relied upon. In connection with the accounting for the May 2017 sale of the Construction Claims Group, the Company discovered a number of errors related to its application of generally accepted accounting principles in the United States (“US GAAP”) and computational errors. This Note 2 to the consolidated financial statements discloses the nature of the restatement matters and their impact on the consolidated financial statements for each of the years ended December 31, 2016, 2015 and 2014. Restated unaudited quarterly financial data for the interim periods in fiscal years 2016 and 2015 is presented in the “Quarterly Results (Unaudited)” section below and is, collectively with the restated annual information, referred to as the Restatement.

The following errors were identified as part of the Restatement:

A.            In connection with the accounting for the May 2017 sale of its Construction Claims Group, the Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with US GAAP. The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.” The correction of the errors resulted in a reduction to retained earnings of $48,415,000, $36,784,000 and $22,867,000 at December 31, 2016, 2015 and 2014, respectively; a reduction to accumulated other comprehensive loss of $48,415,000, $38,532,000 and $21,986,000 at December 31, 2016, 2015 and 2014, respectively; a decrease of $1,748,000 and an increase of $880,000 in noncontrolling interest at December 31, 2015 and 2014, respectively; an increase to SG&A expenses of $11,818,000, $14,087,000 and $5,291,000 in 2016, 2015 and 2014, respectively; a $172,000 and $170,000 decrease in income tax expense in 2016 and 2015, respectively; and net loss from discontinued operations decreased $16,000 in 2016.

B.            The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on nine long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35-15-3D states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition. The correction to properly apply U.S. GAAP to the identified contracts resulted in a reduction of $4,052,000, a reduction of $6,474,000 and an increase of $705,000 to revenues in 2016, 2015 and 2014, respectively; increases of $290,000, $168,000 and $705,000 in accounts receivable at December 31, 2016, 2015 and 2014, respectively; an increase in deferred revenue of $10,113,000 and $5,936,000 at December 31, 2016 and 2015, respectively; and an increase in accumulated other comprehensive loss of $2,000 and a decrease of $1,000 at December 31, 2016 and 2015, respectively.

C.            The Company discovered that it had not properly performed the required impairment testing of amortizable intangible assets in accordance with US GAAP in that certain assets no longer in use were not identified and impaired. In addition, an improper useful life was used for some of the Company’s internally developed software assets resulting in an improper amount of amortization expense being recorded in previous periods. The net effect of correcting these errors resulted in a $398,000 and $159,000 decrease in property plant and equipment at December 31, 2016 and 2015, respectively; a $741,000, $895,000 and $1,136,000 decrease in acquired intangibles at December 31, 2016, 2015 and 2014, respectively; a $223,000, $195,000 and $83,000 decrease in accumulated other comprehensive loss at December 31, 2016, 2015 and 2014, respectively; and a $112,000 increase, a $32,000 increase and a $153,000 decrease in SG&A expense in 2016, 2015 and 2014 respectively.

D.            The Company discovered that the amounts of liabilities pertaining to the obligation for end of service benefits in certain foreign countries were improperly accounted for under the guidance in ASC 715 “Compensation — Retirement Benefits”. The net effect of the corrections of these errors resulted in decreases in other liabilities of $349,000 and $372,000 at December 31, 2016 and 2015, respectively; an increase in liabilities held for sale of $457,000 at December 31, 2016; a decrease in accumulated other comprehensive loss of $1,000 at December 31, 2015 a $23,000 increase and $371,000 decrease in SG&A expenses for 2016 and 2015, respectively and a $457,000 increase in the loss from discontinued operations for the year ended December 31, 2016.

E.             The Company determined the accrual for uncertain tax benefits taken with respect to income tax matters in Libya had been improperly released during 2013 and 2014, during the period of civil unrest in that country, prior to the expiration of the statute of limitations on the Libyan tax authority’s right to audit the related tax years. The correction of these errors resulted in an increase of $4,252,000, $4,789,000 and $4,818,000 in other liabilities at December 31, 2016, 2015 and 2014 respectively; a decrease of $851,000, $501,000 and $309,000 in accumulated other comprehensive loss at December 31, 2016, 2015 and 2014, respectively; and a $187,000 decrease, $162,000 increase and $2,824,000 increase in income tax expense for 2016, 2015 and 2014, respectively.

F.              The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts. The net corrections of these transactions resulted in a $783,000 decrease, $1,342,000 decrease and $889,000 increase in revenue in 2016, 2015 and 2014, respectively; a decrease in SG&A expense of $3,916,000, $790,000 and $952,000 in 2016, 2015 and 2014, respectively; a decrease of $2,720,000, $1,050,000 and $1,714,000 in net earnings from discontinued operations in 2016, 2015 and 2014, respectively; decreases of $614,000, $62,000 and $560,000 in income tax expense during 2016, 2015 and 2014, respectively; a $60,000 decrease, a $15,000 and $3,000 increase in income from noncontrolling interest for the years ended December 31, 2016, 2015 and 2014, respectively; a $3,964,000 increase in accounts receivable-affiliates at December 31, 2015; a decrease of $80,000, a decrease of $3,442,000 and an increase of $1,586,000 in investments at December 31, 2016, 2015 and 2014, respectively; an increase of $747,000 and $896,000 in assets held for sale at December 31, 2016 and 2015, respectively; a $1,688,000, $1,698,000 and $1,127,000 increase in accounts payable and accrued expenses at December 31, 2016, 2015 and 2014, respectively; an $11,000 decrease in other current liabilities at December 31, 2016; a $2,322,000 and $147,000 decrease in current liabilities held for sale, at December 31, 2016 and 2015, respectively; a $971,000, $461,000 and $800,000 decrease in other liabilities at December 31, 2016, 2015 and 2014, respectively; an increase of $1,717,000, $1,358,000 and $801,000 in  liabilities held for sale at December 31, 2016, 2015 and 2014, respectively; a $329,000, increase in additional paid in capital at December 31, 2016 and 2015; a decrease in other comprehensive loss of $644,000, $76,000 and $26,000 at December 31, 2016, 2015 and 2014, respectively; and a $22,000 decrease, $38,000 and $352,000 increase in noncontrolling interest at December 31, 2016, 2015 and 2014, respectively. In conjunction with the sale of the construction claims group in 2016, interest expense of $1,661,000, $1,585,000 and $1,535,000 for the years ended December 31, 2016, 2015 and 2014, respectively, was reclassified from discontinued operations to continuing operations. In addition, the adjustment to correct forfeitures resulted in a $331,000 increase in retained earnings, a $331,000 decrease in additional paid in capital, a $76,000 decrease in selling, general and administrative expenses as of and for the year ended December 31, 2016.

G.            Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was a $1,003,000 increase, $1,518,000 decrease and $1,118,000 decrease in deferred income tax assets at December 31, 2016, 2015 and 2014, respectively; a decrease in income taxes receivable of $507,000 and an increase in current assets held for sale of $507,000 at December 31, 2016; a decrease of $1,954,000, $1,305,000 and $1,477,000 in non-current assets held for sale at December 31, 2016, 2015 and 2014, respectively; income tax payable decreased $441,000, $3,000 and $403,000 at December 31, 2016, 2015 and 2014, respectively; an increase in current liabilities held for sale of $507,000 at December 31, 2016; deferred income taxes increased $25,000, $44,000 and $3,080,000 at December 31, 2016, 2015 and 2014, respectively; liabilities held for sale decreased $1,766,000, $1,031,000 and $1,340,000 at December 31, 2016, 2015 and 2014, respectively; accumulated other comprehensive loss increased $415,000, $3,029,000 and $1,416,000 at December 31, 2016, 2015 and 2014, respectively; income tax expense increased $860,000, decreased $562,000 and increased $221,000 in 2016, 2015 and 2014, respectively; and net earnings from discontinued operations increased $800,000, decreased $225,000 and increased $265,000 in 2016, 2015 and 2014, respectively.

At December 31, 2014, deferred income tax assets and deferred tax liabilities were netted to conform to current period presentation. This resulted in $15,385,000 decrease in deferred income taxes and, a $18,762,000 decrease in deferred income taxes.

The Restatement includes the net effect of adjustments to opening retained earnings and opening accumulated other comprehensive income as of January 1, 2014, which adjustment reflects the impact of the Restatement on periods prior to 2014. The cumulative effect of those adjustments decreased previously reported retained earnings by approximately $21,037,000, decreased accumulated other comprehensive loss by approximately $16,819,000, increased non-controlling interests by approximately $1,007,000 and decreased total stockholders’ equity by approximately $3,211,000 as of December 31, 2013. The table below summarizes the effects of the cumulative Restatement adjustments recorded to all periods prior to January 1, 2014 on previously reported retained earnings, accumulated other comprehensive income and Non-controlling Interests (in thousands):

	December 31, 2013
	As Previously Reported	Adjustments	As Restated	Reference

Retained Earnings	$422	(21,037)	$(20,615)	A, B, C, D, E, F, G
Accumulated Other Comprehensive Loss	(24,591)	16,819	(7,772)	A, B, C, F, G
Non-controlling Interests	11,887	1,007	12,894	A, F

The following tables summarize the impact of the Restatement on our previously reported Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss and Consolidated Statements of Cash Flows for the years ending December 31, 2016, 2015 and 2014 (in thousands):

	Consolidated Balance Sheet
	December 31, 2016
	As Previously Reported	Adjustments	As Restated	Reference
Assets
Cash and cash equivalents	$25,637	$—	$25,637
Cash - restricted	4,312	—	4,312
Accounts receivable, less allowance for doubtful accounts of $71,082	164,554	290	164,844	B
Accounts receivable - affiliates	5,712	—	5,712
Prepaid expenses and other current assets	7,751	—	7,751
Income taxes receivable	4,061	(507)	3,554	G
Current assets held for sale	54,144	507	54,651	G
Total current assets	266,171	290	266,461
Property and equipment, net	16,787	(398)	16,389	C
Cash - restricted, net of current portion	313	—	313
Retainage receivable	17,225	—	17,225
Acquired intangibles, net	6,747	(741)	6,006	C
Goodwill	50,665	—	50,665
Investments	3,581	(80)	3,501	F
Deferred income tax assets	2,197	1,003	3,200	G
Other assets	4,224	—	4,224
Assets held for sale	33,298	(1,207)	32,091	F, G
Total assets	$401,208	$(1,133)	$400,075
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	1,983	—	1,983
Accounts payable and accrued expenses	83,992	1,688	85,680	F
Income taxes payable	5,315	(441)	4,874	G
Current portion of deferred revenue	12,943	—	12,943
Other current liabilities	8,168	(11)	8,157	F
Current liabilities held for sale	27,703	(1,815)	25,888	G, F
Total current liabilities	140,104	(579)	139,525
Notes payable and long-term debt, net of current maturities	142,120	—	142,120
Retainage payable	961	—	961
Deferred income taxes	535	25	560	G
Deferred revenue	12,691	10,113	22,804	B
Other liabilities	9,732	2,934	12,666	D, E, F
Liabilities held for sale	4,679	408	5,087	D, F, G
Total liabilities	310,822	12,901	323,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,835 shares issued at December 31, 2016	6	—	6
Additional paid-in capital	190,355	(2)	190,353	F
Retained earnings (deficit)	(17,623)	(63,726)	(81,349)	A, B, C, D, E, F, G
Accumulated other comprehensive loss	(54,327)	49,716	(4,611)	A, C, E, F, G
	118,411	(14,012)	104,399
Less treasury stock of 6,977 shares at December 31, 2016	(30,041)	—	(30,041)
Hill International, Inc. share of equity	88,370	(14,012)	74,358
Noncontrolling interests	2,016	(22)	1,994
Total equity	90,386	(14,034)	76,352
Total liabilities and stockholders’ equity	$401,208	$(1,133)	$400,075

	Consolidated Balance Sheet
	December 31, 2015
	As Previously Reported	Adjustments	As Restated	Reference
Assets
Cash and cash equivalents	$24,089	$—	$24,089
Cash - restricted	4,435	—	4,435
Accounts receivable, less allowance for doubtful accounts of $60,535	187,553	168	187,721	B
Accounts receivable - affiliates	5,205	3,964	9,169	F
Prepaid expenses and other current assets	7,030	—	7,030
Income taxes receivable	3,187	—	3,187
Current assets held for sale	60,092	—	60,092
Total current assets	291,591	4,132	295,723
Property and equipment, net	18,981	(159)	18,822	C
Cash - restricted, net of current portion	259	—	259
Retainage receivable	2,638	—	2,638
Acquired intangibles, net	9,773	(895)	8,878	C
Goodwill	49,739	—	49,739
Investments	8,378	(3,442)	4,936	F
Deferred income tax assets	4,602	(1,518)	3,084	G
Other assets	6,177	—	6,177
Assets held for sale	36,608	(409)	36,199	F, G
Total assets	$428,746	$(2,291)	$426,455
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	4,357	—	4,357
Accounts payable and accrued expenses	89,336	1,698	91,034	F
Income taxes payable	8,983	(3)	8,980	G
Currrent portion of deferred revenue	9,866	—	9,866
Other current liabilities	3,009	—	3,009
Current liabilities held for sale	27,497	(147)	27,350	F
Total current liabilities	143,048	1,548	144,596
Notes payable and long-term debt, net of current maturities	140,626	—	140,626
Retainage payable	1,929	—	1,929
Deferred income taxes	988	44	1,032	G
Deferred revenue	9,921	5,936	15,857
Other liabilities	7,792	3,956	11,748	D, E, F
Liabilities held for sale	6,403	327	6,730	F, G
Total liabilities	310,707	11,811	322,518
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,335 shares issued at December 31, 2015	6	—	6
Additional paid-in capital	188,869	329	189,198	F
Retained earnings (deficit)	1,205	(48,998)	(47,793)	A, B, C, D, E, F, G
Accumulated other comprehensive loss	(46,866)	36,277	(10,589)	A, C, E, F, G
	143,214	(12,392)	130,822
Less treasury stock of 6,743 shares at December 31, 2015	(29,245)	—	(29,245)
Hill International, Inc. share of equity	113,969	(12,392)	101,577
Noncontrolling interests	4,070	(1,710)	2,360
Total equity	118,039	(14,102)	103,937
Total liabilities and stockholders’ equity	$428,746	$(2,291)	$426,455

	Consolidated Balance Sheet
	December 31, 2014
	As Previously Reported	Adjustments	As Restated	Reference
Assets
Cash and cash equivalents	$30,124	$—	$30,124
Cash - restricted	8,851	—	8,851
Accounts receivable, less allowance for doubtful accounts of $66,119	145,330	705	146,035	B
Accounts receivable - affiliates	3,993	—	3,993
Prepaid expenses and other current assets	11,582	—	11,582
Income taxes receivable	3,316	—	3,316
Current assets held for sale	53,393	—	53,393
Total current assets	256,589	705	257,294
Property and equipment, net	8,957	—	8,957
Cash - restricted, net of current portion	7,156	—	7,156
Retainage receivable	3,300	—	3,300
Acquired intangibles, net	12,122	(1,136)	10,986	C
Goodwill	53,669	—	53,669
Investments	5,065	1,586	6,651	F
Deferred income tax assets	18,300	(16,503)	1,797	G
Other assets	8,613	—	8,613
Assets held for sale	39,126	(1,477)	37,649	G
Total assets	$412,897	$(16,825)	$396,072
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	6,361	—	6,361
Accounts payable and accrued expenses	75,019	1,127	76,146	F
Income taxes payable	7,917	(403)	7,514	G
Current portion of deferred revenue	14,339	—	14,339
Other current liabilities	6,829	—	6,829
Current liabilities held for sale	28,779	—	28,779
Total current liabilities	139,244	724	139,968
Notes payable and long-term debt, net of current maturities	115,163	—	115,163
Retainage payable	2,448	—	2,448
Deferred income taxes	16,353	(15,682)	671	G
Deferred revenue	11,488	—	11,488
Other liabilities	1,875	4,018	5,893	E, F
Liabilities held for sale	4,326	(539)	3,787	F, G
Total liabilities	290,897	(11,479)	279,418
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 56,920 shares issued at December 31, 2014	6	—	6
Additional paid-in capital	179,912	—	179,912
Retained earnings (deficit)	(5,726)	(27,566)	(33,292)	A, B, C, E, F, G
Accumulated other comprehensive loss	(32,600)	20,988	(11,612)	A, C, E, F, G
	141,592	(6,578)	135,014
Less treasury stock of 6,546 shares at December 31, 2014	(28,304)	—	(28,304)
Hill International, Inc. share of equity	113,288	(6,578)	106,710
Noncontrolling interests	8,712	1,232	9,944
Total equity	122,000	(5,346)	116,654
Total liabilities and stockholders’ equity	$412,897	$(16,825)	$396,072

	Consolidated Statement of Operations
	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Restated	Reference
Revenues	$520,847	$(4,835)	$516,012	B, F
Direct expenses	358,943	—	358,943
Gross Profit	161,904	(4,835)	157,069
Selling, general and administrative expenses	162,721	7,961	170,682	A, C, D, F
Share of loss of equity method affiliates	37	—	37
Operating Loss	(854)	(12,796)	(13,650)
Interest and related financing fees, net	694	1,661	2,355	F
Loss before income taxes	(1,548)	(14,457)	(16,005)
Income tax expense (benefit)	6,068	(113)	5,955	E, F, G
Loss from continuing operations	(7,616)	(14,344)	(21,960)
Loss from discontinued operations	(11,076)	(700)	(11,776)	A, D, F, G
Net (loss) earnings	(18,692)	(15,044)	(33,736)
Less: net earnings - noncontrolling interest	136	(60)	76	F
Net Loss attributable to Hill International, Inc.	$(18,828)	$(14,984)	$(33,812)

Basic loss per common share from continuing operations	$(0.15)	$(0.28)	$(0.43)
Basic loss per common share from discontinued operations	(0.21)	(0.01)	(0.22)
Basic loss per common share - Hill International, Inc.	$(0.36)	$(0.28)	$(0.65)

Basic weighted average common shares outstanding	51,724	—	51,724

Diluted loss per common share from continuing operations	$(0.15)	$(0.28)	$(0.43)
Diluted loss per common share from discontinued operations	(0.21)	(0.01)	(0.22)
Diluted loss per common share - Hill International, Inc.	$(0.36)	$(0.28)	$(0.65)

Basic weighted average common shares outstanding	51,724	—	51,724

	Consolidated Statement of Operations
	Year ended December 31, 2015
	As Previously Reported	Adjustments	As Restated	Reference
Revenues	$552,576	$(7,816)	$544,760	B, F
Direct expenses	373,544	—	373,544
Gross Profit	179,032	(7,816)	171,216
Selling, general and administrative expenses	159,691	12,958	172,649	A, C, D, F
Share of loss of equity method affiliates	237	—	237
Operating profit	19,104	(20,774)	(1,670)
Interest and related financing fees, net	2,026	1,585	3,611	F
Earnings (loss) before income taxes	17,078	(22,359)	(5,281)
Income tax expense	6,465	(632)	5,833	A, E, F, G
Loss from continuing operations	10,613	(21,727)	(11,114)
Loss from discontinued operations	(2,874)	310	(2,564)	F, G
Net earnings (loss)	7,739	(21,417)	(13,678)
Less: net earnings - noncontrolling interest	808	15	823	F
Net Earnings (loss) attributable to Hill International, Inc.	$6,931	$(21,432)	$(14,501)

Basic earnings (loss) per common share from continuing operations	$0.20	$(0.44)	$(0.24)
Basic loss per common share from discontinued operations	(0.06)	0.01	(0.05)
Basic earnings (loss) per common share - Hill International, Inc.	$0.14	$(0.43)	$(0.29)

Basic weighted average common shares outstanding	50,874	—	50,874

Diluted earnings (loss) per common share from continuing operations	$0.20	$(0.44)	$(0.24)
Diluted loss per common share from discontinued operations	(0.06)	0.01	(0.05)
Diluted earnings (loss) per common share - Hill International, Inc.	$0.14	$(0.43)	$(0.29)

Basic weighted average common shares outstanding	51,311	(437)	50,874

	Consolidated Statement of Operations
	Year ended December 31, 2014
	As Previously Reported	Adjustments	As Restated	Reference
Revenues	487,754	1,594	489,348	B, F
Direct expenses	322,733	—	322,733
Gross Profit	165,021	1,594	166,615
Selling, general and administrative expenses	142,079	4,186	146,265	A, C, F
Operating profit	22,942	(2,592)	20,350
Interest and related financing fees, net	1,564	1,535	3,099	F
Earnings before income taxes	21,378	(4,127)	17,251
Income tax expense	7,512	2,485	9,997	E, F, G
Earnings from continuing operations	13,866	(6,612)	7,254
Loss from discontinued operations	(18,713)	86	(18,627)	F, G
Net loss	(4,847)	(6,526)	(11,373)
Less: net earnings - noncontrolling interest	1,301	3	1,304	F
Net Loss attributable to Hill International, Inc.	$(6,148)	$(6,529)	$(12,677)

Basic earnings per common share from continuing operations	$0.28	$(0.15)	$0.13
Basic loss per common share from discontinued operations	(0.42)	—	(0.42)
Basic loss per common share - Hill International, Inc.	$(0.14)	$(0.15)	$(0.29)

Basic weighted average common shares outstanding	44,370	—	44,370

Diluted earnings per common share from continuing operations	$0.28	$(0.15)	$0.13
Diluted loss per common share from discontinued operations	(0.42)	—	(0.42)
Diluted loss per common share - Hill International, Inc.	$(0.14)	$(0.15)	$(0.29)

Basic weighted average common shares outstanding	44,370	—	44,370

	Consolidated Statement of Comprehensive Loss
	Year ended December 31, 2016
	As Previously Reported	Adjustments	As Restated	Reference

Net loss	$(18,692)	(15,044)	$(33,736)	A,B,C,E,F,G
Foreign currency translation adjustment, net	(10,124)	15,186	5,062	A,C,E,G
Other, net	584	1	585
Comprehensive loss	(28,232)	143	(28,089)	A,C,E,G
Comprehensive loss attributable to noncontrolling interest	(1,943)	1,688	(255)
Comprehensive loss attributable to Hill International, Inc.	$(26,289)	(1,545)	$(27,834)	A,B,C,E,F,G

	Consolidated Statement of Comprehensive Loss
	Year ended December 31, 2015
	As Previously Reported	Adjustments	As Restated	Reference

Net earnings (loss)	$7,739	$(21,417)	$(13,678)	A,B,C,E,F,G
Foreign currency translation adjustment, net	(14,861)	12,659	(2,202)	A,B,C,E,F,G
Other, net	(228)	2	(226)
Comprehensive loss	(7,350)	(8,756)	(16,106)	A,C,E,G
Comprehensive loss attributable to noncontrolling interest	(15)	(2,613)	(2,628)
Comprehensive loss attributable to Hill International, Inc.	$(7,335)	$(6,143)	$(13,478)	A,B,C,E,F,G

	Consolidated Statement of Comprehensive Loss
	Year ended December 31, 2014
	As Previously Reported	Adjustments	As Restated	Reference

Net loss	$(4,847)	(6,526)	$(11,373)	A,B,C,E,F,G
Foreign currency translation adjustment, net	(9,786)	4,392	(5,394)	A,B,C,E,F,G
Other, net	123	(1)	122
Comprehensive loss	(14,510)	(2,135)	(16,645)	A,B,C,E,F,G
Comprehensive loss attributable to noncontrolling interest	(353)	225	(128)
Comprehensive loss attributable to Hill International, Inc.	$(14,157)	(2,360)	$(16,517)	A,B,C,E,F,G

In addition to the items noted above as part of the Restatement, the Company identified departures from US GAAP in its historical preparation and presentation of its statement of cash flows. The Company did not report its cash flows in the reporting currency equivalent of foreign currency using the exchange rates in effect at the time of the cash flows, or an appropriate average rate to approximate the rates in effect at the time of the cash flows. The impact of properly preparing a cash flow statement in each functional currency, translating the cash flow statement using the appropriate rate in effect at the time of a transaction, or substantially equivalent average rate for the period, and consolidation of the individual functional currency cash flows, as prescribed by the guidance in ASC 230, is depicted in the table below.  The adjustments noted in the cash flow statements that follow are both a result of items “A” through “G” explained above, as well as the foreign currency effect from cash flow statements prepared in functional currency and appropriately translated.

	Consolidated Statement of Cash Flows
	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(18,692)	(15,044)	$(33,736)
Loss from discontinued operations	11,076	700	11,776
(Loss) earnings from continuing operations	(7,616)	(14,344)	(21,960)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in):
operating activities:
Depreciation and amortization	7,153	112	7,265
Provision for bad debts	14,454	—	14,454
Amortization of loan fees	1,778	—	1,778
Deferred tax (benefit) provision	2,293	(2,985)	(692)
Stock based compensation	2,827	(331)	2,496
Unrealized foreign exchange losses (gains) on intercompany balances	—	11,579	11,579
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(106)	128	22
Accounts receivable	(4,926)	10,210	5,284
Accounts receivable - affiliate	(511)	3,856	3,345
Prepaid expenses and other current assets	(1,012)	204	(808)
Income taxes receivable	(1,058)	—	(1,058)
Retainage receivable	(14,587)	(395)	(14,982)
Other assets	5,170	800	5,970
Accounts payable and accrued expenses	(2,372)	(433)	(2,805)
Income taxes payable	(3,512)	175	(3,337)
Deferred revenue	6,907	3,082	9,989
Other current liabilities	4,067	(4,151)	(84)
Retainage payable	(963)	(5)	(968)
Other liabilities	1,990	(637)	1,353
Net cash provided by continuing operations	9,976	6,865	16,841
Net cash used in discontinued operations	(408)	(7,535)	(7,943)
Net cash provided by (used in) operating activities	9,568	(670)	8,898
Cash flows from investing activities:
Payments for purchase of property and equipment	(956)	(1,407)	(2,363)
Net cash used in investing activities of continuing operations	(956)	(1,407)	(2,363)
Net cash used in investing activities of discontinued operations	(2,928)	1,241	(1,687)
Net cash used in investing activities	(3,884)	(166)	(4,050)
Cash flows from financing activities:
Payments on term loan	(1,255)	(135)	(1,390)
Net borrowings (payments) on revolving loans	(803)	694	(109)
Proceeds from Philadelphia Industrial Development Corporation loan	—	—	—
Payment of holdback purchase price	(1,531)	—	(1,531)
Dividends paid to noncontrolling interest	(111)	—	(111)
Proceeds from stock issued under employee stock purchase plan	182	—	182
Proceeds from exercise of stock options	351	—	351
Net cash used in financing activities	(3,167)	559	(2,608)
Effect of exchange rate changes on cash	(969)	274	(692)
Net decrease in cash and cash equivalents	1,548	—	1,548
Cash and cash equivalents — beginning of year	24,089	—	24,089
Cash and cash equivalents — end of year	$25,637	—	$25,637

	Consolidated Statement of Cash Flows
	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net (loss) earnings	$7,739	(21,417)	$(13,678)
Loss from discontinued operations	2,874	(310)	2,564
(Loss) earnings from continuing operations	10,613	(21,727)	(11,114)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in):
operating activities:
Depreciation and amortization	7,909	31	7,940
Provision for bad debts	6,262	—	6,262
Amortization of loan fees	1,778	—	1,778
Deferred tax (benefit) provision	(2,306)	520	(1,786)
Stock based compensation	2,755	—	2,755
Unrealized foreign exchange losses (gains) on intercompany balances	—	13,929	13,929
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	11,313	(143)	11,170
Accounts receivable	(47,786)	(3,255)	(51,041)
Accounts receivable - affiliate	166	(3,928)	(3,762)
Prepaid expenses and other current assets	4,802	(356)	4,446
Income taxes receivable	129	(513)	(384)
Retainage receivable	662	—	662
Other assets	(1,843)	3,560	1,717
Accounts payable and accrued expenses	14,089	4,615	18,704
Income taxes payable	(420)	370	(50)
Deferred revenue	(6,342)	7,896	1,554
Other current liabilities	(5,178)	3,755	(1,423)
Retainage payable	(519)	—	(519)
Other liabilities	5,289	337	5,626
Net cash provided by continuing operations	1,373	5,091	6,464
Net cash used in discontinued operations	(8,226)	2,298	(5,928)
Net cash provided by (used in) operating activities	(6,853)	7,389	536
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(4,384)	30	(4,354)
Purchase of additional interest in Engineering S.A.	—	—	—
Payments for purchase of property and equipment	(13,508)	3,425	(10,083)
Net cash used in investing activities of continuing operations	(17,892)	3,455	(14,437)
Net cash used in investing activities of discontinued operations	(694)	(4,302)	(4,996)
Net cash used in investing activities	(18,586)	(847)	(19,433)
Cash flows from financing activities:
Payments on term loan	(1,240)	—	(1,240)
Net borrowings (payments) on revolving loans	23,229	319	23,548
Proceeds from Philadelphia Industrial Development Corporation loan	750	—	750
Dividends paid to noncontrolling interest	(253)	—	(253)
Proceeds from stock issued under employee stock purchase plan	126	—	126
Proceeds from exercise of stock options	272	—	272
Purchase of treasury stock	(580)	—	(580)
Net cash provided by financing activities	22,304	319	22,623
Effect of exchange rate changes on cash	(2,900)	(6,861)	(9,761)
Net decrease in cash and cash equivalents	(6,035)	—	(6,035)
Cash and cash equivalents — beginning of year	30,124	—	30,124
Cash and cash equivalents — end of year	$24,089	—	$24,089

	Consolidated Statement of Cash Flows
	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(4,847)	(6,526)	$(11,373)
Loss from discontinued operations	18,713	(86)	18,627
(Loss) earnings from continuing operations	13,866	(6,612)	7,254
Adjustments to reconcile net (loss) earnings to net cash provided by (used in):
operating activities:
Depreciation and amortization	7,104	(153)	6,951
Provision for bad debts	(5,195)	—	(5,195)
Interest accretion on term loan	15,526	—	15,526
Amortization of loan fees	555	—	555
Deferred tax (benefit) provision	(3,372)	664	(2,708)
Stock based compensation	3,189	—	3,189
Unrealized foreign exchange losses (gains) on intercompany balances	—	5,291	5,291
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	2,499	(63)	2,436
Accounts receivable	(9,641)	(3,106)	(12,747)
Accounts receivable - affiliate	(3,501)	(4)	(3,505)
Prepaid expenses and other current assets	(1,772)	(149)	(1,921)
Income taxes receivable	(779)	(178)	(957)
Retainage receivable	(2,088)	—	(2,088)
Other assets	7,569	(24)	7,545
Accounts payable and accrued expenses	9,023	(103)	8,920
Income taxes payable	(1,308)	(587)	(1,895)
Deferred revenue	(3,310)	(831)	(4,141)
Other current liabilities	(4,825)	540	(4,285)
Retainage payable	1,431	—	1,431
Other liabilities	(2,512)	2,750	238
Net cash provided by continuing operations	22,459	(2,565)	19,894
Net cash used in discontinued operations	(16,154)	2,089	(14,065)
Net cash provided by operating activities	6,305	(476)	5,829
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(2,701)	—	(2,701)
Purchase of additional interest in Engineering S.A.	(3,556)	—	(3,556)
Payments for purchase of property and equipment	(3,580)	(245)	(3,825)
Net cash used in investing activities of continuing operations	(9,837)	(245)	(10,082)
Net cash used in investing activities of discontinued operations	(2,141)	13	(2,128)
Net cash used in investing activities	(11,978)	(232)	(12,210)
Cash flows from financing activities:
Due to bank	(2)	—	(2)
Proceeds from secondary public offering of common stock	38,042	—	38,042
Proceeds from term loan borrowing	120,000	—	120,000
Payoff and termination of term loan	(100,000)	—	(100,000)
Payoff and termination of revolving credit facility	(25,500)	—	(25,500)
Payment of financing fees	(10,065)	—	(10,065)
Payments on term loan	(13,833)	—	(13,833)
Net borrowings (payments) on revolving loans	(300)	—	(300)
Dividends paid to noncontrolling interest	(173)	—	(173)
Proceeds from stock issued under employee stock purchase plan	197	—	197
Proceeds from exercise of stock options	1,032	—	1,032
Net cash provided by financing activities	9,398	—	9,398
Effect of exchange rate changes on cash	(3,982)	708	(3,274)
Net decrease in cash and cash equivalents	(257)	—	(257)
Cash and cash equivalents — beginning of year	30,381	—	30,381
Cash and cash equivalents — end of year	$30,124	—	$30,124

Note 3 — Discontinued Operations

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

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers will acquire the Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. for a total purchase price of $147,000,000 in cash reduced by assumed indebtedness, as defined in the Agreement. The Purchasers are companies controlled by funds managed by Bridgepoint Development Capital, part of international private equity group Bridgepoint. The closing transaction occurred on May 5, 2017. See Footnote 21 “Subsequent Events” for the update of the sale.

The carrying amounts of assets and liabilities of the discontinued operations which have been classified as held for sale are as follows (in thousands):

	December 31,
	2016	2015
	(As restated)
Accounts receivable, net	$50,892	$55,864
Prepaid expenses and other current assets	3,064	3,269
Income taxes receivable	695	959
Total current assets classified as held for sale	$54,651	$60,092

Property and equipment, net	4,617	4,770
Acquired intangibles, net	3,397	4,886
Goodwill	23,461	26,050
Investments	6	8
Other assets	610	485
Total non-current assets classified as held for sale	$32,091	$36,199

Accounts payable and accrued expenses	21,539	23,076
Income taxes payable	92	81
Deferred revenue	1,562	1,444
Other current liabilities	2,695	2,749
Total current liabilities classified as held for sale	$25,888	$27,350

Deferred income taxes	385	660
Deferred revenue	1,012	1,998
Retained Earnings	457	—
Other liabilities	3,233	4,072
Total non-current liabilities classified as held for sale	$5,087	$6,730

The line items constituting earnings from discontinued operations consist of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(As restated)
Revenue	169,252	168,029	153,839
Direct expenses	78,688	78,476	71,498
Gross profit	90,564	89,553	82,341
Selling, general and administrative expenses	86,594	78,800	72,499
Operating profit	3,970	10,753	9,842
Interest and related financing fees, net	11,271	11,053	27,386
Loss before income taxes	(7,301)	(300)	(17,544)
Income tax expense	4,475	2,264	1,083
Net loss from discontinued operations	$(11,776)	$(2,564)	$(18,627)

In connection with the sale of the Construction Claims Group, the Company will be required to pay off the Term Loan Facility (See Note 12). Accordingly, the Company has allocated to discontinued operations all interest expense related to the Term Loan Facility.

Note 4 - Liquidity

Over the years, the amount of revenue attributable to operations in the Middle East and Africa has grown to approximately 46.1% of total consolidated revenue in 2016. There has been significant political upheaval and civil unrest in this region, most notably in Libya and Iraq where the Company had substantial operations. In 2012, due to the overthrow of the Libyan government, the Company reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”). Subsequently, the Company received payments totaling approximately $9,511,000. In 2016, the Company established reserves of $5,078,000 against accounts receivable from various projects in Iraq. This shortfall of cash flows continues to put a considerable strain on its liquidity.

The Company has seen a delay in collections from clients in the Middle East, primarily Oman. In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman. The original contract term expired in November 2014. In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”), which was subsequently approved in March 2016, and the Company continued to work on the Oman Airport projects. The Company began to experience delays in payments during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In October 2015, the MOTC paid the Company for work performed in April and May 2015. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (“the second extension”) and has since commenced additional work, which management expects to last through approximately June 2018. MOTC resumed payments in 2016 paying the Company approximately $42,000,000 during the year and approximately $6,153,000 in the first quarter of 2017. At December 31, 2016, accounts receivable from Oman totaled approximately $27,132,000 of which approximately $16,500,000 was past due based on contractual terms.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations. As a result, the Company has had to rely heavily on debt and equity transactions to fund its operations over the past few years.

Note 5 — Summary of Significant Accounting Policies

(a)                                 Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The consolidated financial statements include the accounts of Hill International, Inc. and its majority owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

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

The following tables show the number of the Company’s clients which contributed 10% or more of total revenue and accounts receivable:

	Years Ended December 31,
	2016	2015	2014
	(As restated)
Number of 10% clients	—	—	1
Percentage of total revenue	0%	0%	13%

	December 31,
	2016	2015
	(As restated)
Number of 10% clients	2	1
Percentage of accounts receivable	32%	19%

The following provides information with respect to total revenue from contracts with U.S. federal government agencies:

	Years Ended December 31,
	2016	2015	2014
	(As restated)
Percentage of total revenue	2%	2%	3%

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

(k)                                 Long-Lived Assets

Acquired intangible assets consist of contract rights, client related intangibles and trade names arising from the Company’s Project Management acquisitions.  Contract rights represent the fair value of contracts in progress and backlog of an acquired entity.  For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost bases.  Valuation techniques consistent with the market approach, the income approach and the cost approach are used to measure fair value.  These assets are amortized over their estimated lives which range from three to fifteen years.

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

Goodwill is tested annually for impairment in the fiscal third quarter.  The Company has determined that, due to the pending sale of its Construction Claims Group, it now has one reporting unit, the Project Management unit.  The

Company made that determination based on the similarity of the services provided, the methodologies in delivering its services and the similarity of the client base.  Goodwill is assessed for impairment using a two-step approach.  In the first step of the impairment test, the Company compares the fair value of the reporting unit to its carrying value.  To the extent the carrying amount of the reporting unit exceeds its fair value, an indication exists that goodwill may be impaired and the Company must perform a second more detailed assessment.  The second step, if necessary, involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the goodwill as of the assessment date.  The implied fair value of the goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

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

(m)                              Investments

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company’s billings.  Any distributions in excess of the Company’s billings are accounted for as income when received.  The Company’s cost-basis investments at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
	(As restated)
RAMPED Metro Joint Venture (1)	$687	$1,254
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	2,515	2,927
Other	299	755
	$3,501	$4,936

(1)         The Company has a 45% interest in this joint venture, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.

(2)         The Company has a 4.45% interest in this entity, which invests in the equity of companies that finance, construct and operate various public and private infrastructure projects in Spain.

(n)                                 Deferred Revenue

In certain instances, the Company may collect advance payments from clients for future services. Upon receipt, the payments are reflected as deferred revenue in the Company’s consolidated balance sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(o)                                 Deferred Rent

Rent expenses for operating leases, which include scheduled rent increases, is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2016 and 2015 was $2,830,000 and $1,732,000, respectively, and is included in other liabilities in the consolidated balance sheet.

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

(q)                                 Revenue Recognition

The Company generates revenue primarily from providing professional services to its clients under various types of contracts. In providing these services, the Company may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The Company has determined that it will include reimbursable expenses in computing and reporting its total revenue as long as the Company remains responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

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

The Company evaluates contractual arrangements to determine how to recognize revenue. Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

The majority of the Company’s contracts are for work where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as either (i) a negotiated multiplier of the Company’s direct labor costs or (ii) as direct labor costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rates are generally taken from a standard fee schedule by staff classification or they can be at a negotiated discount from this schedule. In some cases, primarily for foreign work, a fixed monthly staff rate is negotiated rather than an hourly rate. This monthly rate is determined based upon a buildup of direct labor costs plus overhead and profit. The Company accounts for these contracts on a time-and-materials method, recognizing revenue as costs are incurred. Some of the Company’s time-and-materials contracts are subject to maximum contract values, and accordingly, revenue under these contracts is recognized under the percentage-of-completion method where costs incurred to date are compared to total projected costs at contract completion.

Cost Plus Contracts

Under cost plus contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed fee or rate. The Company generally recognizes revenue based on the labor and non-labor costs it incurs, plus the portion of the fixed fee or rate it has earned to date. Included in the total contract value for cost-plus fee arrangements is the portion of the fee for which receipt is determined to be probable. The Company invoices for its services as revenue is recognized or in accordance with agreed-upon billing schedules. Aggregate revenue from cost-plus contracts may vary based on the actual number of labor hours worked and other actual contract costs incurred. However, if actual labor hours and other contract costs exceed the original estimate agreed to by its client, the Company generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive additional revenue relating to the additional costs (see “Change Orders and Claims”).

Fixed-Price Contracts

Under fixed-price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, the Company’s recognized profit margins on any fixed-price contract depend on the accuracy of its estimates and will increase to the extent that its actual costs are below the original estimated amounts. Conversely, if its costs exceed these estimates, its profit margins will decrease, and the Company may realize a loss on a project. In order to increase aggregate revenue on a fixed-price contract, the Company generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

Change Orders and Claims

For all contract types noted above, change orders are included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and when the change order can be estimated. Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable.

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Additional contract revenue related to claims is included in total estimated contract revenue when the amount can be reliably estimated, which is typically evidenced by a contract or other evidence providing a legal basis for the claim.

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

Federal government contracts which are subject to the FAR and some state and local governmental agencies require audits, which are performed for the most part by the Defense Contract Audit Agency (“DCAA”). The DCAA audits the

Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not experienced significant disallowed costs because of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future.

(r)                                   Share-Based Compensation

The Company uses the Black-Scholes option-pricing model to measure the estimated fair value of options to purchase the Company’s common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

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

Options to purchase 6,899,000 shares, 3,849,000 shares and 3,521,000 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2016, 2015 and 2014, respectively, because they were anti-dilutive.

The following table provides a reconciliation to net (loss) earnings used in the numerator for (loss) earnings per share from continuing operations (in thousands):

	2016	2015	2014
	(As restated)
(Loss) earnings from continuing operations	$(21,960)	$(11,114)	$7,254
Less: net earnings - noncontrolling interest	76	823	1,304
(Loss) earnings	$(22,036)	$(11,937)	$5,950

(u)                                 New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

•                  In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard improves the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.

•                  In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard clarifies identifying performance obligations and the licensing implementation guidance.

•                  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard provides additional guidance on (a) the objective of the collectability criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition and (e) disclosure of the effects of the accounting change in the period of adoption.

•                  In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance, including the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

•                  In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which provides additional clarification and implementation guidance on ASU 2014-09 and is effective consistent with the adoption schedule for ASU 2014-09.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective and the Company anticipates that it will use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at January 1, 2018, the date of initial application. Management is evaluating the impact that adoption of this guidance will have on the financial statements and expects that there will be an impact to the financial reporting disclosures and internal control over financial reporting. The Company will adopt the requirements of the new standard upon its effective date of January 1, 2018.

In August 2014, the FASB issued Accounting Standards Updated No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires a management evaluation about whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued. In doing so, ASU 2014-15 should reduce diversity in the timing and content of footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company has adopted this guidance effective for its year ended December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Topic 825-10), which requires all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.  In addition the amendments in this pronouncement eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  This ASU is effective for the Company commencing January 1, 2018.  The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require the Company the recognize lease assets and lease liabilities (related to leases previously classified as operating under previous GAAP) on its consolidated balance sheet.  The ASU will be effective for the Company commencing January 1, 2019.  The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The amendments in this update are effective for annual periods beginning after December 31, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Previously, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. The change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Under the new guidance, entities were also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards. Forfeitures can be estimated in advance, as previously required or recognized as they occur. Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company early adopted ASU 2016-09 effective January 1, 2016. We expect that the adoption of ASU 2016-09 could result in increased volatility to our reported income tax expense going forward. However, due to our net operating loss carryforward position, we do not anticipate the effect to be significant. The Company elected to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) — Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU will be effective for the Company commencing January 1, 2020 with early adoption permitted commencing January 1, 2019.  We are in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic.  This ASU’s amendments add or clarify guidance on eight cash flow issues:  debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, insurance claim proceeds, life insurance proceeds, distributions from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  The ASU is effective commencing January 1, 2018 with earlier adoption permitted. The Company plans on adopting this ASU effective January 1, 2018 and is in the process of assessing the impact of this ASU on our Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Under the new standard, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant, and equipment.  The ASU will be effective for the Company commencing January 1, 2018 with early adoption permitted as of January 1, 2017.  The adoption of this ASU will not have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but the Company will need to disclose the nature of the restrictions. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The Company elected to early adopt this ASU effective January 1, 2016 using a retrospective transition method for each period presented in this Amendment.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted. The amendments are to be applied prospectively to business combinations that occur after the effective date.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. When the Company adopts the ASU, it will be applied prospectively to any awards modified on or after the adoption date.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) relate to: Equity Securities without a Readily Determinable Fair Value— Discontinuation, Equity Securities without a Readily Determinable Fair Value— Adjustments, Forward Contracts and Purchased Options, Presentation Requirements for Certain Fair Value Option Liabilities, Fair Value Option Liabilities Denominated in a Foreign Currency and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures and will adopt this ASU concurrently with ASU 2016-01.

Note 6 — Acquisitions

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

Engineering S.A.

On February 28, 2011, the Company’s subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., now known as Hill International do Brasil, S.A. (“ESA”) one of the largest project management firms in Brazil with approximately 400 professionals.  It has main offices in Rio de Janeiro and Sao Paulo and an additional office in Parauapebas.  Engineering S.A. provides project management, construction management and engineering consulting services throughout Brazil.  Total consideration will not exceed 42,000,000 Brazilian Reais (“BRL”) (approximately $25,336,000 at the date of acquisition) consisting of an initial cash payment of BRL 22,200,000 (approximately $13,392,000) plus minimum additional payments of BRL 7,400,000 (approximately $4,464,000) due on each of April 30, 2012 and 2013 and a potential additional payment of BRL 5,000,000 ($3,016,000).  Also, ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. In April 2014, two of the minority shareholders exercised their ESA Put Option whereby Hill Spain paid approximately 7,838,000 Brazilian Reais (approximately $3,556,000) in October 2014.  After the transaction, Hill Spain owned approximately 72% of ESA.  In accordance with the guidance in ASC 810-10-45-23, under Changes in the Parent’s Ownership Interest in a Subsidiary When There Is No Change in Control, the Company has accounted for this transaction as an equity transaction.  Accordingly, Hill Spain reduced noncontrolling interests by BRL 5,839,000 (approximately $2,649,000), and reduced additional paid in capital by approximately BRL 1,999,000 (approximately $907,000) which represents the excess of the fair value over the amount of the adjustment to noncontrolling interests.

The Company estimated the fair value of the potential additional payments to total approximately BRL17,200,000 (approximately $10,376,000) and discounted that amount using an interest rate of 4.72%, the weighted average interest rate on the outstanding borrowings under the Company’s credit agreement at the acquisition date.  The Company paid the first installment amounting to BRL 6,624,000 (approximately $3,508,000) on April 30, 2012 and paid the second installment amounting to BRL 11,372,000 (approximately $5,095,000) on July 23, 2013.

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

On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,659,000) at December 31, 2016. The company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016.

Note 7 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	December 31,
	2016	2015
	(As restated)	(As restated)

Billed	$200,134	$216,618
Retainage, current portion	10,824	13,661
Unbilled	24,968	17,977
	235,926	248,256
Allowance for doubtful accounts	(71,082)	(60,535)
Total	$164,844	$187,721

Unbilled receivables primarily represent revenue earned on contracts, that the Company is contractually precluded from billing until predetermined future dates.

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

In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman. The original contract term expired in November 2014.  In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project.  The Company began to experience some delays in payment during the second quarter of 2015 when the MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (the “second extension”) and has since commenced work, which management expects to last through approximately June 2018.  When the MOTC resumed payments in 2016, the Company received approximately $42,000,000 during the year. At December 31, 2016, accounts receivable from Oman totaled approximately $27,132,000, of which approximately $16,500,000 was past due based on contractual terms. Through April 2017, the Company received payments totaling $6,153,000 against this receivable. In addition, there is approximately $16,400,000 included in non-current Retainage Receivable in the consolidated balance sheet at December 31, 2016. Of that amount, approximately $8,400,000 relates to retention and approximately $8,000,000 relates to a Defect and Liability Period (“DLP”).  Retention represents five percent of each monthly invoice which is retained by MOTC.  Fifty percent of the retention will be released one year from the commencement of the DLP and the balance will be release upon the issuance of final Completion Certificates.  DLP represents the period by which the contractor must address any defect issues. This period commences upon the issuance of a “Taking Over Certificate” (by MOTC) to contractors for up to a period of 24 months and then final certificate closing the project.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.

Note 8 — Property and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,
	2016	2015
	(As restated)
Furniture and equipment	$10,434	$9,625
Leasehold improvements	8,615	9,914
Automobiles	844	1,131
Computer equipment and software	28,881	26,887
	48,774	47,557
Less accumulated depreciation and amortization	(32,385)	(28,735)
Property and equipment, net	$16,389	$18,822

Information with respect to depreciation expense is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)

Total depreciation expense	$4,347	$3,715	$2,604

Portion charged to cost of services	$890	$813	$841

Portion charged to selling, general and administrative expense	$3,457	$2,902	$1,763

Note 9 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	December 31,
	2016		2015
	(As restated)		(As restated)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Client relationships	$16,699	$11,298	$19,851	$12,464

Acquired contract rights	2,058	1,912	11,801	10,832

Trade names	959	500	1,088	566

Total	$19,716	$13,710	$32,740	$23,862

Intangible assets, net	$6,006		$8,878

Amortization expense related to intangible assets was as follows (in thousands):

Years Ended December 31,
2016	2015	2014
(As restated)
$2,918	$4,225	$4,347

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Years Ending December 31,	Expense
(As Restated)
2017	$1,990
2018	1,078
2019	992
2020	730
2021	344

Note 10 — Goodwill

The addition to goodwill in 2015 is due to the acquisition of IMS (see Note 6 for further information).

The following table summarizes the changes in the Company’s carrying value of goodwill during 2016 and 2015 (in thousands):

Balance, December 31, 2014	$53,669
Additions	3,783
Translation adjustments	(7,713)
Balance, December 31, 2015	49,739
Translation adjustments	926
Balance, December 31, 2016	$50,665

Note 11 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	December 31,
	2016	2015
	(As restated)	(As restated)

Accounts payable	$30,944	$38,094
Accrued payroll and related expenses	32,618	36,722
Accrued subcontractor fees	9,188	5,864
Accrued agency fees	5,702	6,282
Accrued legal and professional fees	2,223	1,114
Other accrued expenses	5,005	2,958
	$85,680	$91,034

Note 12 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	December 31,
	2016	2015
2014 Term Loan Facility	$112,884	$112,906
2014 Domestic Revolving Credit Facility	16,500	17,500
2014 International Revolving Credit Facility	11,102	10,715

Borrowings under revolving credit facilities with a consortium of banks in Spain	2,962	3,013
Borrowing from Philadelphia Industrial Development Corporation	655	710
Other notes payable	—	139

	144,103	144,983

Less current maturities	1,983	4,357

Notes payable and long-term debt, net of current maturities	$142,120	$140,626

The Company and its subsidiary Hill International N.V. (the “Subsidiary”)  are parties to a credit agreement with Société Générale (the “Agent”) TD Bank, N.A., and HSBC Bank USA, N.A., (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent as administrative agent and collateral agent, (the “International Lender”) providing a facility of €11,765,000 ($15,000,000 at closing and $12,380,000 at December 31, 2016) which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants.  The financial covenants consist of a Maximum Consolidated Net Leverage Ratio and an Excess Account Concentration requirement.

The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus cash of up to $10,000,000 held in the aggregate) to consolidated earnings before interest, taxes, depreciation, amortization, non-cash items and share-based compensation and other non-cash charges, including bad debt expense, for the trailing twelve months. In the event of a default, the U.S. Lenders and the International Lender may increase the interest rates by 2.0%. At December 31, 2016, the Company’s Consolidated Net Leverage Ratio was 3.89 to 1.00 which exceeded the 2.75 to 1.00 limit imposed by the Secured Credit Facilities and constituted a default.

In anticipation of the event of default upon delivery of the quarterly compliance certificate, the Company requested a waiver from the Agent. On March 27, 2017, the Company obtained the waiver of the Consolidated Net Leverage Ratio default. In connection with the waiver, the Company incurred a consent fee of $401,000 which will be charged to interest expense in the first quarter of 2017.

The Excess Account Concentration covenant permits the U. S. Lenders and the International Lender to increase the interest rates by 2.0% if, as of the last day of any fiscal quarter, either (a) the accounts receivable from any country not listed as a Permitted Country as defined in the Secured Credit Facilities (other than the United Arab Emirates) that are more than 120 days old (relative to the invoice date) constitute more than 10% of the total outstanding accounts receivable or (b) accounts receivable from any individual client located in the United Arab Emirates that are more than 120 days old (relative to the invoice date) constitute more than 14% of the total outstanding accounts receivable. The interest rate will be reset as soon as the accounts receivable over 120 days decline below the 10% or 14% levels. In accordance with the credit agreement, failure to comply with the excess account concentration shall not constitute an event of default. At December 31, 2016, the Company had a concentration of accounts receivable from Oman of approximately 12%, which exceeded the 10% limit.

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

At December 31, 2016, the interest rate on the Term Loan was 7.75%.

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

At December 31, 2016, the Company had $4,519,000 of outstanding letters of credit and $ 8,981,000 of available borrowing capacity under the U.S. Revolver.

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

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €45,000 (approximately $47,355) at December 31, 2016.  The availability is reduced by €15,000 on a quarterly basis.  At December 31, 2016, the loan was fully utilized with total borrowings outstanding of €45,000 (approximately $47,355).  The interest rate at December 31, 2016 was 6.50%. The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at December 31, 2016) collateralized by certain overseas receivables.  At December 31, 2016, there were no borrowings outstanding.  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.00% (or 4.41% at December 31, 2016) but no less than 5.50%.  This facility allows for up to AED 200,000,000 (approximately $54,451,000 at December 31, 2016) of which AED 127,377,000 (approximately $34,686,000) was outstanding at December 31, 2016.  The credit facility is subject to periodic review by the bank.

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

Note 13 — Supplemental Cash Flow Information

The Company issues shares of its common stock and deferred stock units to its non-employee directors as partial compensation for services on the Company’s Board through the next annual stockholders meeting.  See Note 14 for further information with respect to this plan.

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

Note 14 — Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

The 2009 Non-Employee Director Stock Grant Plan covers 400,000 shares of the Company’s common stock. Awards under the plan may take the form of shares of the Company’s common stock or deferred stock units (“DSU”) which entitle the participants to receive one share of common stock for each DSU upon retirement from the Board of directors. Only the Company’s Non-Employee Directors are eligible to receive awards under the plan. Information with respect to the plan’s activity follows (in thousands):

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

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended, covers 10,000,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five-year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2016, a total of 1,643,000 shares of common stock were reserved for future issuance under the plan.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except exercise price and remaining life data):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, December 31, 2013	6,574	$4.67
Granted	1,849	4.57
Exercised	(524)	3.00
Expired	(496)	7.66
Forfeited	(44)	4.37
Outstanding, December 31, 2014	7,359	4.57
Granted	1,117	4.02
Exercised	(274)	3.03
Expired	(405)	7.11
Forfeited	(86)	4.50
Outstanding, December 31, 2015	7,711	4.41
Granted	1,025	4.40
Exercised	(438)	2.66
Expired	(1,154)	6.81
Forfeited	(82)	4.24
Outstanding, December 31, 2016	7,062	$4.45	1.78	$—
Exercisable, December 31, 2016	3,727	$4.64	3.07	$—

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2016.  At December 31, 2016, the weighted average exercise price of the outstanding options was $4.45 and the closing stock price was $4.35.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	December 31, 2016	Life	Price	December 31, 2016	Price
$2.85	68,181	0.44	$2.85	68,181	$2.85
2.89	69,768	1.43	2.89	69,768	2.89
3.00	10,101	4.10	3.00	10,101	3.00
3.12	10,000	3.60	3.12	6,000	3.12
3.35	15,000	6.06	3.35	—	3.35
3.46	13,274	3.86	3.46	13,274	3.46
3.55	5,000	5.78	3.55	1,000	3.55
3.67	781,000	3.06	3.67	465,000	3.67
3.91	500,000	5.01	3.91	100,000	3.91
3.95	500,000	4.01	3.95	200,000	3.95
4.00	500,000	6.25	4.00	—	4.00
4.03	475,000	5.08	4.03	95,000	4.03
4.04	1,000,000	1.06	4.04	750,000	4.04
4.31	112,500	6.45	4.31	—	4.31
4.35	500,000	2.01	4.35	250,000	4.35
4.46	25,000	6.76	4.46	—	4.46
4.84	37,974	3.60	4.84	37,974	4.84
4.90	10,000	5.59	4.90	2,000	4.90
4.95	680,000	4.19	4.95	272,000	4.95
5.00	250,000	6.25	5.00	—	5.00
5.17	112,500	6.45	5.17	—	5.17
5.31	20,000	0.07	5.31	20,000	5.31
5.47	880,200	0.18	5.47	880,200	5.47
5.73	8,000	1.84	5.73	8,000	5.73
5.83	265,000	0.24	5.83	265,000	5.83
6.31	175,000	1.42	6.31	175,000	6.31
6.61	38,322	2.45	6.61	38,322	6.61
	7,061,820	3.07	$4.13	3,726,820	$4.64

In the years ended December 31, 2016, 2015 and 2014, the Company recorded share-based compensation related to stock options of approximately $2,360,000, $2,960,000 and $3,292,000, respectively, which is included in selling, general and administrative expenses.

The following table summarizes the Company’s non-vested stock option activity and related information for the years ended December 31, 2016, 2015 and 2014 (in thousands, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
		Fair Value
	Options	Per Share
Non-vested options at December 31, 2013	3,541	$2.20
Granted	1,849	2.28
Vested	(1,289)	2.19
Forfeited	(44)	2.33
Non-vested options at December 31, 2014	4,057	2.24
Granted	1,117	2.01
Vested	(1,434)	2.26
Forfeited	(86)	2.48
Non-vested options at December 31, 2015	3,654	2.15
Granted	1,025	1.52
Vested	(1,262)	2.18
Forfeited	(82)	2.76
Non-vested options at December 31, 2016	3,335	$1.92

At December 31, 2016, total unrecognized compensation cost related to non-vested options was $4,546,000 which will be recognized over the remaining weighted-average service period of 1.91 years.

Note 15 — Stockholders’ Equity

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

In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options.  On August 12, 2015, the Company paid the $4,374,000 liability with 924,736 shares of its common stock, of which it repurchased 129,648 shares for an aggregate price of $580,000.  See Note 6 for further information.

On August 6, 2014, in connection with the Refinancing, the Company sold 9,546,629 shares of its common stock in an underwritten equity offering and received net proceeds aggregating approximately $38,078,000, of which two mandatory prepayments of $9,522,402 were used to pay down the 2012 Term Loan Agreement and the 2009 Revolving Credit Agreement.

In March 2014, the Company’s former Chairman and Chief Executive Officer exercised 200,000 options with an exercise price of $2.70 through the Company on a cashless basis.  The Company withheld 112,788 shares as payment for the options and placed those shares in treasury.  The Chairman and Chief Executive Officer received 87,212 shares from this transaction.

We have an effective registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which registered 20,000,000 shares of our common stock for issuance and sale by us at various times in the future.  The proceeds, if any, will be used for working capital and general corporate purposes, subject to the restrictions of our Secured Credit Facilities.

We have an effective registration statement on Form S-4 on file with the SEC which registered 20,000,000 shares of our common stock, which includes 6,438,923 shares of our common stock registered under a previous Form S-4, for use in future acquisitions.  During 2013, we issued 1,389,769 shares in connection with our acquisitions of BCA and CPI.  During 2014, we issued 171,308 shares in connection with certain additional consideration for CPI.  In 2015, we issued 148,460 shares of our common stock for additional consideration for CPI.  See Note 6 for further information.

Note 16 — Income Taxes

The effective tax rates for the years ended December 31, 2016, 2015 and 2014 were (37.2%), (110.5%) and 58.0% respectively. For all the years presented, the Company’s effective tax rate is significantly different than the U.S. federal statutory rate primarily as a result of various foreign withholding taxes and the inability to record an income tax benefit related to the U.S. net operating loss.

The components of earnings before income taxes by United States and foreign jurisdictions were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)

United States	$(4,595)	$(12,302)	$(11,083)
Foreign jurisdictions	(11,410)	7,021	28,334
	$(16,005)	$(5,281)	$17,251

Income tax expense (benefit) consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2016 (As restated):
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	6,793	(838)	5,955
	$6,793	$(838)	$5,955

Year ended December 31, 2015 (As restated):
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	6,889	(1,056)	5,833
	$6,889	$(1,056)	$5,833

Year ended December 31, 2014 (As restated):
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	10,226	(229)	9,997
	$10,226	$(229)	$9,997

The increase in tax expense in 2016 compared to 2015 results from the mix of income and tax rates in various foreign jurisdictions.

The decrease in tax expense in 2015 compared to 2014 results from the mix of income and tax rates in various foreign jurisdictions.

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation (in thousands).

	Years Ended December 31,
	2016	2015	2014
	(As restated)	(As restated)	(As restated)

Statutory federal income tax	$(5,602)	$(1,848)	$5,865
Foreign tax benefit for earnings taxed at lower rates	6,800	921	(2,004)
Change in the valuation allowance	4,269	9,291	17,559
Valuation allowance - discontinued operations NOL adjustment	(4,206)	(2,960)	(10,907)
Net liability (reductions) additions for uncertain tax positions	(40)	21	149
Excess compensation	513	485	646
State and local income taxes, net of federal income tax benefit	(105)	(519)	(512)
Stock options	4,354	266	224
Purchase accounting reversal	—	—	(490)
Other	(30)	175	(533)
Total	$5,955	$5,833	$9,997

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2016	2015
	(As restated)	(As restated)
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$52,401	$46,493
Amortization of intangibles	3,984	7,010
Net operating loss carry forward - foreign operations	9,112	6,848
Compensated absences	2,626	2,370
Foreign income taxes on currency translation	1,367	2,379
Share based compensation	309	3,764
Allowance for uncollectible accounts	13,912	13,141
Bonus accrual	—	756
Deferred income	1,198	370
Foreign tax credit	991	982
Other	1,232	1,295
Total gross deferred tax assets	87,132	85,408
Valuation allowances	(73,212)	(68,943)
Net deferred tax assets	13,920	16,465

Deferred tax liabilities:
Intangible assets	(6,735)	(10,376)
Depreciation	(2,870)	(2,722)
Prepaid expenses	(1,036)	(1,125)
Change in tax method	(101)	(190)
Accrued expenses	(538)	—
Total gross deferred tax liabilities	(11,280)	(14,413)
Net deferred tax assets	$2,640	$2,052

The deferred taxes have been reflected in the balance sheet based on tax jurisdiction as follows:

Deferred tax asset	$3,200	$3,084
Deferred tax liability	(560)	(1,032)
Net deferred tax assets	$2,640	$2,052

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

Due to recurring net operating losses in the United States, management has determined that it is more likely than not that the Company will not be able to utilize its U.S. deferred tax assets.  The Company continues to generate U.S. net operating losses and recorded additional valuation allowances of $2,518,000 and $7,646,000 at December 31, 2016 and 2015, respectively.  U.S. valuation allowances of $52,251,000 and $49,733,000 were recorded at December 31, 2016 and 2015, respectively, primarily related to the U.S. net operating loss carryforwards.  As a result, the U.S. deferred tax assets, net of U.S. deferred tax liabilities, are fully reserved at December 31, 2016.  Cumulative U.S. federal and state net operating losses at December 31, 2016 are $132,331,000 and $135,234,000, respectively.

At December 31, 2016 and 2015, there were approximately $38,869,000 and $28,097,000, respectively, of gross foreign net operating loss carry forwards.  The majority of these net operating loss carry forwards have an unlimited carry forward period.  It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions.  Foreign valuation allowances of $20,961,000 and $19,210,000 were recorded at December 31, 2016 and 2015, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve and the foreign net operating loss carry forwards.

The Company has made no provision for U.S. taxes on $134,000,000 of cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time and are not intended to be distributed to the U.S.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2016 and 2015 including interest and penalties (in thousands):

	Years Ended December 31,
	2016	2015
	(As restated)	(As restated)

Balance, beginning of year	$6,282	$6,096
Reductions based on tax positions related to prior years	(40)	(16)
Reduction due to settlements with taxing authorities	(172)	(265)
Additions based on tax positions related to prior years	665	467
Balance, end of year	$6,735	$6,282

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2013. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016, 2015 and 2014, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $206,000, $500,000 and $520,000, respectively, related to potential interest and penalties.

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

Note 17 — Commitments and Contingencies

General Litigation

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771,000 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596,000, including interest amounting to $1,056,000, of which $448,000 had been previously accrued and $608,000 was charged to expense for the year ended December 31, 2015. The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s. The Plaintiff’s Motion was granted and the parties are currently engaged in mediation and discovery.

Knowles Limited (“Knowles”), a subsidiary of the Company’s Construction Claims Group, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. The Company is evaluating the impact of the judgment of the Court.

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds to clients or potential clients for three separate purposes as follows:

(1)         Certain of the Company’s subsidiaries (Hill International N.V., Hill International (UK) Ltd. and Hill International (Middle East) Ltd.) have entered into contracts for the performance of construction management services that provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases, these clients also require a parent company guarantee.

(2)         The Company may also enter into certain contracts that require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services.

(3)         Certain clients may require bonds as part of the bidding process for new work. The bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected, the bond is cancelled and if the bid is accepted, the Company may be required to provide a performance bond.

The maximum potential future payment under these arrangements at December 31, 2016 was $105,377,000.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at December 31, 2016 and 2015 were $4,625,000 and $4,694,000, respectively.

Acquisition-Related Contingencies

As of December 31, 2016 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91% interest in Engineering S.A. (“ESA”), a firm located in Brazil. ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent. The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656,000 (approximately $2,649,000 at June 30, 2016). The Company accrued the liability, which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016. The transaction was finalized in November 2017 and February 2018. The shareholders agreed to a total payment of BRL 6,084,000 (approximately $1,873,000) with the difference recorded to additional paid-in-capital at settlement date. See Note 6.

The Company accrued approximately TRY 6,100,000 ($2,088,000) for potential future payments in connection with the acquisition of IMS. IMS’s EBITDA through the one-year anniversary of the acquisition date was not sufficient to earn any of the Additional Purchase Price and the liability was eliminated by a credit of approximately $673,000 to selling, general and administrative expenses at December 31, 2016. See Note 6.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $2,375,000 and has reflected that amount in discontinued operations in the consolidated statement of operations for the year ended December 31, 2016 and in other liabilities in the consolidated balance sheet at December 31, 2016.

Note 18 — Operating Leases

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

Note 19 - Benefit Plans

401(k) Retirement Savings Plan

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

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) in the Middle East, Africa and Mexico. The EOSB Plans provide lump sum termination benefits to certain employees in Saudi Arabia, the United Arab Emirates, Bahrain, Qatar, Oman, Jordan, Kuwait and Mexico. The EOSB plans have an average duration of 5 years and differ by country, but contain similar characteristics: lump sum benefit on leaving employment, based on salary, minimum vesting requirement and graduated benefit based on years of service. The company calculated the present value of expected future payments using the Projected Unit Credit Method, which estimates the fair value of projected benefits current plan participants will earn as of December 31, 2016. The baseline assumptions used were a discount rate of 3.0%, salary increase of 2.0% per annum and an employee turnover rate of 18% per annum. The Company recorded liabilities of $13,364,000 and $13,592,000 for the EOSB Plans as of December 31, 2016 and 2015, respectively, which are included in other liabilities in the consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, the Company recognized expense for the EOSB Plans of $4,327,000, $3,540,000 and $3,126,000 respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.

Note 20 —Segment and Related Information

At December 31, 2016, due to the pending sale of our Construction Claims Group, the Company now has one operating segment, the Project Management Group, which reflects how the Company will be managed going forward. The Company based its determination on how we manage our operations, the similarity of the services provided, the methodologies in delivering our services and the similarity of the client base. The Project Management Group provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.  The information for 2015 and 2014 has been revised to exclude the operations of the Construction Claims Group which is accounted for as discontinued operations.

The following tables present certain information for the Project Management Group’s operations (in thousands):

Revenue by Geographic Region (As restated)

	2016		2015		2014
United States/Canada	$204,035	39.5%	$187,399	34.4%	$147,743	30.2%
Latin America	18,775	3.6	26,350	4.8	36,742	7.5
Europe	41,062	8.0	42,635	7.8	37,013	7.6
Middle East	213,613	41.4	248,193	45.6	231,505	47.3
Africa	24,037	4.7	23,935	4.4	21,656	4.4
Asia/Pacific	14,490	2.8	16,248	3.0	14,689	3.0
Total	$516,012	100%	$544,760	100%	$489,348	100%

For the twelve months ended December 31, 2016, total revenue for the United Arab Emirates amounted to $73,617,000 representing 14.3% of the total. No other country except for the United States accounted for over 10% of total revenue.

For the twelve months ended December 31, 2015, total revenue for the United Arab Emirates amounted to $88,036,000 representing 16.2% of the total. No other country except for the United States accounted for over 10% of total revenue.

For the year ended December 31, 2014, total revenue from the United Arab Emirates amounted to $50,524,000 representing 10.3% of the total, revenue from Oman amounted to $66,175,000 representing 13.5% of the total and revenue from Saudi Arabia amounted to $66,175,000 representing 13.5% of the total.  No other country except for the United States accounted for over 10% of total revenue.

Operating Profit (Loss) (As restated)

	2016	2015	2014

United States/Canada	$17,742	$14,300	$7,242
Latin America	1,702	(2,384)	1,501
Europe	(8,285)	(15,180)	(11,834)
Middle East	15,992	36,307	44,885
Africa	(7,083)	864	5,904
Asia/Pacific	1,097	2,418	2,497
Corporate	(34,815)	(37,995)	(29,845)
Total	$(13,650)	$(1,670)	$20,350

Depreciation and Amortization Expense (As restated)

	2016	2015	2014
Project Management	$6,635	$7,522	$6735
Corporate	630	418	216
Total	$7,265	$7,940	$6,951

Revenue By Client Type (As restated)

	2016		2015		2014
U.S. federal government	$12,050	2.3%	$10,737	2.0%	$12,495	2.6%
U.S. state, regional and local governments	155,976	30.2	139,086	25.5	108,087	22.1
Foreign governments	170,567	33.1	209,468	38.5	208,397	42.6
Private sector	177,419	34.4	185,469	34.0	160,369	32.7
Total	$516,012	100.0%	$544,760	100.0%	$489,348	100.0%

Property, Plant and Equipment, Net by Geographic Location (As restated)

	December 31,
	2016	2015
United States/Canada	$12,626	$13,145
Latin America	881	1,017
Europe	218	807
Middle East	1,645	2,318
Africa	169	589
Asia/Pacific	850	946
Total	$16,389	$18,822

Quarterly Results (Unaudited and Restated)

Due to the pending sale of its Construction Claims Group, the Company has classified the assets and liabilities of that segment as held for sale and has reflect its operations as discontinued operations for all periods presented. In addition, the Company has restated the consolidated statements of operations for the years ended December 31, 2016 and 2015 for certain errors as discussed in Note 2. Accordingly, the tables below present quarterly results of operations for the years ended December 31, 2016 and 2015, as revised to give effect to the Restatement.

The following is the quarterly financial information for fiscal years 2016 and 2015 (in thousands except per share data).

	As Previously Reported	Adjustments	As Restated
Quarter Ended March 31, 2016:
Revenue	134,370	2,529	136,899
Gross profit	41,069	2,529	43,598
Operating profit	2,686	3,134	5,820
Earnings from continuing operations	2,307	2,429	4,736
Loss from discontinued operations	(853)	(390)	(1,243)
Net earnings attributable to Hill	1,450	2,054	3,504
Basic earnings per common share from continuing operations	0.04	0.05	0.09
Basic loss per common share from discontinued operations	(0.01)	(0.01)	(0.02)
Basic earnings per common share - Hill International, Inc.	0.03	0.04	0.07
Diluted earnings per common share from continuing operations	0.04	0.05	0.09
Diluted loss per common share from discontinued operations	(0.01)	(0.01)	(0.02)
Diluted earnings per common share - Hill International, Inc.	0.03	0.04	0.07

Quarter Ended June 30, 2016:
Revenue	131,845	864	132,709
Gross profit	39,491	864	40,355
Operating profit	3,765	2,236	6,001
Earnings from continuing operations	873	1,803	2,676
(Loss) earnings from discontinued operations	604	(1,178)	(574)
Net earnings attributable to Hill	1,490	640	2,130
Basic earnings per common share from continuing operations	0.02	0.03	0.05
Basic earnings (loss) per common share from discontinued operations	0.01	(0.02)	(0.01)
Basic earnings per common share - Hill International, Inc.	0.03	0.01	0.04
Diluted earnings per common share from continuing operations	0.02	0.03	0.05
Diluted earnings (loss) per common share from discontinued operations	0.01	(0.02)	(0.01)
Diluted earnings per common share - Hill International, Inc.	0.03	0.01	0.04

Quarter Ended September 30, 2016:
Revenue	125,872	(4,650)	121,222
Gross profit	43,543	(4,650)	38,893
Operating loss	(3,396)	(4,590)	(7,986)
Loss from continuing operations	(6,476)	(4,434)	(10,910)
Loss from discontinued operations	(279)	(261)	(540)
Net loss attributable to Hill	(6,866)	(4,680)	(11,546)
Basic loss per common share from continuing operations	(0.12)	(0.09)	(0.21)
Basic loss per common share from discontinued operations	(0.01)	(0.00)	(0.01)
Basic loss per common share - Hill International, Inc.	(0.13)	(0.09)	(0.22)
Diluted loss per common share from continuing operations	(0.12)	(0.09)	(0.21)
Diluted loss per common share from discontinued operations	(0.01)	(0.00)	(0.01)
Diluted loss per common share - Hill International, Inc.	(0.13)	(0.09)	(0.22)

Quarter Ended December 31, 2016:
Revenue	128,760	(3,578)	125,182
Gross profit	37,801	(3,578)	34,223
Operating loss	(3,909)	(13,576)	(17,485)
Loss from continuing operations	(4,320)	(14,141)	(18,461)
Loss from discontinued operations	(10,548)	1,130	(9,418)
Net loss attributable to Hill	(14,902)	(12,996)	(27,898)
Basic loss per common share from continuing operations	(0.08)	(0.28)	(0.36)
Basic loss per common share from discontinued operations	(0.20)	0.02	(0.18)
Basic loss per common share - Hill International, Inc.	(0.28)	(0.26)	(0.54)
Diluted loss per common share from continuing operations	(0.08)	(0.28)	(0.36)
Diluted loss per common share from discontinued operations	(0.20)	0.02	(0.18)
Diluted loss per common share - Hill International, Inc.	(0.28)	(0.26)	(0.54)

	As Previously Reported	Adjustments	As Restated
Quarter Ended March 31, 2015:
Revenue	129,995	(2,639)	127,356
Gross profit	43,386	(2,639)	40,747
Operating profit (loss)	3,273	(8,477)	(5,204)
Earnings (loss) from continuing operations	2,310	(8,596)	(6,286)
Loss from discontinued operations	(1,462)	(600)	(2,062)
Net earnings (loss) attributable to Hill	702	(9,196)	(8,494)
Basic earnings (loss) per common share from continuing operations	0.04	(0.17)	(0.13)
Basic loss per common share from discontinued operations	(0.03)	(0.01)	(0.04)
Basic earnings (loss) per common share - Hill International, Inc.	0.01	(0.18)	(0.17)
Diluted earnings (loss) per common share from continuing operations	0.04	(0.17)	(0.13)
Diluted loss per common share from discontinued operations	(0.03)	(0.01)	(0.04)
Diluted earnings (loss) per common share - Hill International, Inc.	0.01	(0.18)	(0.17)

Quarter Ended June 30, 2015:
Revenue	137,052	(32)	137,020
Gross profit	43,089	(32)	43,057
Operating profit	5,880	(3,224)	2,656
Earnings from continuing operations	3,700	(3,660)	40
Earnings from discontinued operations	835	1,651	2,486
Net earnings attributable to Hill	4,395	(2,009)	2,386
Basic earnings per common share from continuing operations	0.07	(0.07)	(0.00)
Basic earnings per common share from discontinued operations	0.02	0.03	0.05
Basic earnings per common share - Hill International, Inc.	0.09	(0.04)	0.05
Diluted earnings per common share from continuing operations	0.07	(0.07)	(0.00)
Diluted earnings per common share from discontinued operations	0.02	0.03	0.05
Diluted earnings per common share - Hill International, Inc.	0.09	(0.04)	0.05

Quarter Ended September 30, 2015:
Revenue	135,539	(318)	135,221
Gross profit	46,082	(318)	45,764
Operating profit	7,111	(1,642)	5,469
Earnings from continuing operations	2,476	(2,052)	424
(Loss) earnings from discontinued operations	860	(953)	(93)
Net earnings (loss) attributable to Hill	2,948	(3,005)	(57)
Basic earnings per common share from continuing operations	0.05	(0.05)	—
Basic earnings (loss) per common share from discontinued operations	0.01	(0.01)	(0.00)
Basic earnings per common share - Hill International, Inc.	0.06	(0.06)	(0.00)
Diluted earnings per common share from continuing operations	0.05	(0.05)	—
Diluted earnings (loss) per common share from discontinued operations	0.01	(0.01)	(0.00)
Diluted earnings per common share - Hill International, Inc.	0.06	(0.06)	(0.00)

Quarter Ended December 31, 2015:
Revenue	149,990	(4,826)	145,164
Gross profit	46,475	(4,826)	41,649
Operating profit (loss)	2,840	(7,431)	(4,591)
Earnings (loss) from continuing operations	2,127	(7,419)	(5,292)
(Loss) earnings from discontinued operations	(3,107)	211	(2,896)
Net loss attributable to Hill	(1,114)	(7,223)	(8,337)
Basic earnings (loss) per common share from continuing operations	0.04	(0.15)	(0.11)
Basic loss per common share from discontinued operations	(0.06)	0.01	(0.05)
Basic loss per common share - Hill International, Inc.	(0.02)	(0.14)	(0.16)
Diluted earnings (loss) per common share from continuing operations	0.04	(0.15)	(0.11)
Diluted loss per common share from discontinued operations	(0.06)	0.01	(0.05)
Diluted loss per common share - Hill International, Inc.	(0.02)	(0.14)	(0.16)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 19, 2017, Hill International, Inc. (the “Company”) dismissed EisnerAmper LLP (“EisnerAmper”) as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors. Such dismissal became effective upon completion by EisnerAmper of its review of the unaudited quarterly financial statements of Hill International, Inc. for the fiscal quarter ended March 31, 2017 and the filing of the related Quarterly Report on Form 10-Q with the SEC on May 10, 2017.

Also on April 19, 2017, after reviewing proposals from several accounting firms, including EisnerAmper, the Audit Committee of the Board of Directors of the Company selected KPMG LLP (“KPMG”) to be appointed following the filing of the Form 10-Q related to the fiscal quarter ended March 31, 2017 to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. During the two fiscal years ended December 31, 2016, and the subsequent interim period through March 31, 2017, the Company did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of EisnerAmper on the consolidated financial statements of Hill International, Inc. as of and for the years ended December 31, 2016 and 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  The audit report of EisnerAmper LLP on the effectiveness of internal control over financial reporting for the Company as of December 31, 2016 and 2015 did conclude that internal controls over financial reporting were not effective due to identified material weaknesses.

During the two fiscal years ended December 31, 2016, and the subsequent interim period through March 31, 2017, there were no: (1) disagreements with EisnerAmper on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that EisnerAmper advised the Company it agreed with the Company that certain deficiencies in the Company’s internal control over financial reporting discussed with the Company during EisnerAmper’s audits of the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015 constituted material weaknesses.

On March 28, 2018, the Company dismissed KPMG LLP (“KPMG”) as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). Also on March 28, 2018, the Audit Committee entered into an agreement with EisnerAmper LLP (“EisnerAmper”) to serve as the Company’s independent registered public accounting firm. Such dismissal and appointment reflects the Audit Committee’s belief that EisnerAmper, who served as the Company’s independent public accounting firm during the restatement, will be able to complete the restatement as well as the audit of the Company’s 2017 financial statements as expeditiously as possible. The Company consulted with EisnerAmper regarding the application of accounting principles in conjunction with the original audit and the restatement; however, the Company did not consult with EisnerAmper regarding any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K other than those related to the restatement.

The Company had no: (1) disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as defined in Item 304(a) (1)(v) of Regulation S-K) other than those related to the restatement in connection with KPMG’s engagement.

As disclosed in Item 9A of this Annual Report on Form 10-K for the year ended December 31, 2016, management identified certain deficiencies that rose to the level of a material weakness related to (i) the estimation of the potential loss on the Company’s accounts receivable, (ii) not maintaining effective procedures in the areas of the accounting closing process, accounting estimates and non-routine transactions, and (iii) not having a control in place to identify non-compliance with or the misapplication of local employment related tax laws (collectively, the “Material Weaknesses”).

As a result of these Material Weaknesses, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective.

Item 9A.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with filing the Original Form 10-K for fiscal years ended 2016 and 2015, and our Form 10-K/A for the fiscal year ended 2014, our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the periods covered by the Forms 10-K for 2016 and 2015, and Form 10-K/A for 2014. Based on those evaluations, our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of each respective reporting date as a result of the previously disclosed material weakness in internal controls over financial reporting.

Subsequent to this evaluation, in connection with the restatement, discussed in Note 2 to the consolidated financial statements of this Amendment, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, 2015, and 2014. Based upon this re-evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described below and the Company’s inability to file certain reports required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were still not effective as of December 31, 2016, 2015, and 2014.

Exchange Act Rules 13a-15(e) and 15d-15(e) define “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed under the supervision of our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”).

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

Under the supervision of our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer, and with the participation of management, we originally conducted an assessment of the effectiveness of our internal control over financial reporting for fiscal years 2016, 2015, and 2014 based on the criteria set forth in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the

Treadway Commission (the “COSO”). Due to the material weaknesses originally identified, previous management concluded that we had not maintained effective internal controls over financial reporting for each fiscal year.

Subsequent to those evaluations, and in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of this Amendment, management, under the supervision of our Interim Chief Executive Officer, and Interim Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO, determined that the Company had not maintained effective internal controls over financial reporting as of December 31, 2016, 2015, and 2014 due to the previously identified material weaknesses and the new material weaknesses identified and described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses described below, management has restated its Annual Report on Internal Control over Financial Reporting as of December 31, 2016, 2015, and 2014.

Previously Reported Material Weaknesses

The company previously reported the following material weaknesses in our original 2016 Form 10-K:

•                  Management misapplied US GAAP as it relates to the estimation of the potential loss on the Company’s accounts receivable. Specifically, the Company did not have sufficient procedures and controls in place to enable the proper application of US GAAP to significant, non-routine transactions.

•                  Management did not maintain effective procedures in the areas of the accounting closing process, accounting estimates and non-routine transactions.

•                  The Company either inadequately designed or did not implement controls to accurately determine the Company’s tax liability and ensure compliance with the respective tax laws and regulations of the jurisdictions in which the employees were providing services. The Company’s corporate management advises local management on the rules and regulations in those jurisdictions and the proper tax implications. However, it was discovered in connection with the sale of the Construction Claims Group that these procedures were not followed by local management and corporate management did not have a control in place to identify non-compliance or the misapplication of local employment related tax laws.

Based on the Company’s re-evaluation of our internal controls over financial reporting in connection with this restatement, the Company has updated the previously reported material weaknesses as follows and provides the information below regarding remediation efforts:

•                  The Company misapplied US GAAP as it relates to the estimation of the potential loss on the Company’s accounts receivable and related balances. Specifically, the Company did not have sufficient procedures and controls in place to enable the proper application of US GAAP and ensure that the company maintained a reasonable level of reserves for potentially uncollectible accounts receivable.

Completed Remedial Actions:

•            The Company increased accountability at the operational manager and local finance director levels to closely monitor significantly past due accounts and potential collection issues to regional or upper management on a monthly basis or more frequently, as circumstances require. Required independent and detailed documentation and contracts will be provided to country or regional controllers and headquarters management who will evaluate the collectability of significant and aged client account balances.

•            The Company enhanced transparency and active monitoring at the executive level through monthly and/or quarterly meetings to review and assess the proper application of US GAAP in financial reporting and estimates. Material accruals and contingencies (including reserves for potentially uncollectible accounts receivable) will be evaluated objectively by executive management with input from the business segment units prior to the conclusion of quarterly financial reporting processes.

•            The Company enhanced transparency and effective monitoring at the Audit Committee, of the Board of Directors, through regular or quarterly meetings of the Audit Committee to review and evaluate the Company’s conclusion and assessment on the key estimates and reserves that will have significant impact on the Company’s financial position, results of operation or cash flows.

Planned Remedial Actions:

•            The Company plans to continue to enhance the documentation to ensure that it is detailed and supports the amounts recognized as reserves for potentially uncollectible accounts receivable.

•            The Company plans to continue to enhance the follow-up process with local operations management and finance director levels to ensure that the most current information is obtained in a timely manner for financial reporting purposes.

•            The Company plans to conduct training with personnel involved with the accounts receivable controls to reinforce the importance of the controls and the application of controls on a consistent basis.

•            The Company plans to implement controls to ensure that accounts receivable and related balances are appropriately reviewed and reserved as necessary.

•            The Company plans to implement completeness and accuracy procedures to ensure that the reports utilized to estimate the appropriate reserve balance contain all the necessary and accurate data to calculate a reasonable estimate.

•                  During the Company’s re-evaluation of internal controls over financial reporting, the Company determined that the material weakness identified in the original 2016 10-K filing associated with the accounting close process is more accurately described as “The Company did not maintain effective controls over the financial reporting process, including the application of relevant accounting standards due to an inappropriate complement of personnel with the necessary level of accounting knowledge, experience, and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.” See number 1 below in “Additional Material Weaknesses Identified in Re-evaluation.”

3.              The Company either inadequately designed or did not implement controls to accurately determine the Company’s liability and ensure compliance with certain tax laws and employment regulations of the jurisdictions in which the Company operates. The Company’s Management advises local management on the rules and regulations in those jurisdictions and the proper tax implications. However, it was discovered in connection with the sale of the Construction Claims Group that these procedures were not followed by local management and Corporate Management did not have a control in place to identify non-compliance or the misapplication of local employment and related tax laws.

Remedial Action:

•            The Company will develop policies, procedures, and controls to ensure that the foreign local management team is properly preparing analytics and assessments to determine compliance with the respective tax laws and employment regulations of the jurisdictions in which the employees are providing services.

Additional Material Weaknesses Identified in Re-evaluation

Based on its re-evaluation, the Company identified additional material weaknesses and remedial actions as of December 31, 2016, 2015, and 2014. Specifically, the Company noted the following:

1.              The Company did not maintain effective controls over the financial reporting process, including the application of relevant accounting standards due to an inappropriate complement of personnel with the necessary level of accounting knowledge, experience, and training in the application of US GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

a.              The Company’s finance organization was not structured with appropriate resources to ensure the consistent execution of their responsibility to provide independent and proactive leadership in the areas of monitoring of controls, disclosure committee controls and reviews, and financial reporting.

b.              The Company did not design, establish, and maintain effective documented US GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures.

This material weakness contributed to the material weakness discussed in items 2 through 6 below.

Remedial Action:

•            In addition to the senior management changes detailed above in Note 21 of our financial statement, the Company augmented our accounting and finance staff, and in some cases, created new positions to provide additional technical accounting expertise in critical areas, including but not limited to, revenue recognition, consolidation, and income taxes.  The Company will continue to recruit qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

•            The Company has retained and intends to continue to retain the services of outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

•            The Company plans to develop policies, procedures, and controls for all key processes including the specific areas identified in this material weakness. In addition, management will train personnel to ensure consistent application of these accounting principles and adherence to the Company’s newly adopted policies, procedures, and controls. In conjunction with this restatement, the Company corrected the accounting errors that resulted from the non-compliance with US GAAP identified in this material weakness.

•            The Company plans to review the current financial controls to assess if additional management review controls are necessary and work with all finance personnel to establish the appropriate documentation criteria for the existing controls including evidence of review, timeliness and variance thresholds.

•            The Company plans to establish a Disclosure Committee which meets on a quarterly basis (or more frequently as circumstances dictate) to assure that our SEC filings and other public disclosures are complete, accurate, and otherwise comply with applicable accounting principles and regulations. The Company’s Disclosure Committee will be a management committee reporting to our Interim Chief Executive Officer with oversight provided by our Audit Committee, and it will include individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal control matters. The Company will also document a formal disclosure policy and procedures to govern the work of the Disclosure Committee.

•            The Company plans to further enhance the utilization of the accounting system to increase the number of activities that are automated to reduce the chance of manual errors.

2.              The Company did not maintain effective controls over the accurate preparation, recording, and review of foreign currency related transactions in accordance with ASC 830, Foreign Currency Matters. This control deficiency resulted in a restatement of the Company’s 2016, 2015, and 2014 consolidated financial statements and specifically related to the Company’s accounting for its foreign currency gains and losses on intercompany transactions. The Company did not maintain effective controls to address the following deficiencies in the Company’s internal control environment:

a.              The Company failed to prevent or detect instances where the assertion that intercompany balances were permanently invested was made in error or no longer applicable; therefore, the related foreign currency translation adjustments were not accurately prepared and recorded in accordance with US GAAP.

b.              The Company did not ensure that all foreign currency accounts and transactions were recorded in the appropriate functional currency and re-measured in a timely manner.

c.               The Company did not ensure that non-monetary transactions and retained earnings were re-measured and translated utilizing the appropriate exchange rate.

d.              The Company failed to ensure that the tax effecting of balances recorded within accumulated other comprehensive income (AOCI) was performed in accordance with US GAAP.

e.               The Company did not analyze the composition of the AOCI account to ensure the completeness and accuracy of the balance.

Remedial Action:

•            The Company plans to develop and implement improved policies, procedures, processes and controls, as well as, conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters.

•            The Company plans to utilize an accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in AOCI or earnings.

•            The Company plans to appropriately reconcile the AOCI account, in a timely manner.

3.              The Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement in accordance with ASC 230, Statement of Cash Flows. The Company did not maintain effective controls to ensure that the statement of cash flows was appropriately prepared first in each functional currency, translated to the reporting currency, and then consolidated. Additionally, the historical process to prepare the consolidated statement of cash flows did not fully consider the US GAAP requirements associated with the appropriate classification of activities as operating, investing, or financing activities. These deficiencies resulted in material line item adjustments to the consolidated statements of cash flows for the years ended December 31, 2016, 2015, and 2014.

Remedial Actions:

•            The Company plans to manually prepare the statement of cash flows on a functional currency basis, translate the individual statements to United States dollars (“USD”), and then aggregate each statement into a consolidated statement of cash flows.

•            The Company plans to identify systematic controls within the accounting system to automate the process of preparing the statement of cash flows for each functional currency and translating each statement at the appropriate exchange rate to USD.

•            The Company plans to ensure that the consolidated statement of cash flows is prepared utilizing the appropriate classification of activities in accordance with ASC 230, Statement of Cash Flows.

4.              The Company did not maintain effective policies, procedures, and controls to ensure that the revenue recognition accounting for certain customer contracts was performed in accordance with ASC 605-35, Revenue Recognition. Specifically, the Company failed to apply the required percentage of completion of accounting for certain long-term customer contracts (e.g., fixed fee, lump sum, or maximum contract value).

Remedial Action:

•            The Company plans to develop policies, procedures, and controls to ensure the proper accounting for revenue recognition matters, and the Company will ensure that the appropriate personnel are effectively trained and adhere to the new policies, procedures, and controls.

•            The Company plans to further utilize the accounting system to maintain and report the accounting associated with revenue recognition after setup.

5.              The Company did not maintain effective controls over its income tax provision and related balance sheet accounts. Specifically, the Company reversed established reserves for uncertain tax positions without meeting the criteria specified within ASC 740, Income Taxes.

Remedial Actions:

•            The Company plans to develop policies, procedures, and controls to ensure the proper recognition and de-recognition of tax liabilities is performed in accordance with ASC 740, Income Taxes, and the Company will ensure that the policies, procedures, and controls are followed by the appropriate personnel.

6.              During the re-evaluation process the Company noted other financial reporting deficiencies as a result of not having the appropriate complement of personnel as described in Item 1 above. These deficiencies are noted as follows:

a.              The Company did not maintain effective controls to ensure that books and records were maintained in accordance with US GAAP including adjustment for any foreign entities for which International Financial Reporting Standards (IFRS) is required for statutory reporting purposes.

b.              Intercompany balances were not appropriately recorded and paired within the system, nor were the intercompany accounts appropriately reconciled on a timely and continuing basis.

c.               The Company continued to amortize assets that were held for sale as a component of discontinued operations, which is not in accordance with ASC 205, Presentation of Financial Statements.

d.              The Company did not properly account for its investments in joint ventures as required under ASC 323, Equity Method and Joint Ventures.

e.               The Company did not design or maintain adequate policies, procedures, and controls to identify potential triggering events which would result in the recognition of an impairment of long lived assets (other than goodwill) in a timely manner in accordance with ASC 350, Intangibles — Goodwill and Other.

f.                The Company did not have policies, procedures, and controls in-place to accurately calculate and record the Projected Benefit Obligation for certain End of Service Benefit Plans in accordance with ASC 715, Compensation — Retirement Benefits.

Remedial Action:

•            See Remedial Action for Item 1 above.

(c) Changes in Internal Control Over Financial Reporting

As a result of the control deficiencies identified above, we restated our consolidated financial statements for fiscal years 2016, 2015, and 2014. Further, we continue to believe that our internal control over financial reporting was not effective as of December 31, 2016, 2015, and 2014. In response to the material weaknesses described above, management has implemented changes and plans to implement additional changes to our internal control over financial reporting as described in the “Remedial Actions” sections following each material weakness above. These subsequent remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, 2015, and 2014 has been performed by EisnerAmper LLP, an independent registered public accounting firm whose report thereon included an adverse opinion.  The attestation report of EisnerAmper LLP is included in Part II, Item 8 of this Amendment.

Item 9B.  Other Information.

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in Part III, Item 10 in our Form 10K/A (Amendment No. 1), for the year ended December 31, 2016, filed with the U. S. Securities and Exchange Commission on May 1, 2017, is incorporated by reference in this section. The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section.

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

Item 11.  Executive Compensation.

The information in Part III, Item 11 in our Form 10K/A (Amendment No. 1), for the year ended December 31, 2016, filed with the U. S. Securities and Exchange Commission on May 1, 2017, is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in Part III, Item 12 in our Form 10K/A (Amendment No. 1), for the year ended December 31, 2016, filed with the U. S. Securities and Exchange Commission on May 1, 2017, is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 for common shares of the Company that may be issued under our 2006 Employee Stock Option Plan, our 2008 Employee Stock Purchase Plan and our 2009 Non-Employee Director Stock Grant Plan. See Note 14 to the consolidated financial statements for further information related to these plans.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

On July 14, 2010, Hill International, Inc. (“Hill”) entered into an agreement with Mohamed Abdel Barry (“Barry”), whereby Hill agreed to extend a loan to Barry in the sum of Three Hundred Thousand Dollars ($300,000.00) (“Loan”), which Loan is evidenced by that certain Promissory Note made by Barry in favor of Hill dated July 14, 2010. On March 7, 2013 Irvin E. Richter, former CEO and Chairman of the Board of Directors, made a guarantee to Hill International, Inc. agreeing that if for any reason Hill should fail to collect on the loan and suffer a loss, the Guarantor will within thirty (30) days of receipt of a written demand pay to Hill a sum equal in the amount of the loss suffered. This guarantee shall remain in full force and effective until the loan is repaid.

On August 9, 2010, Hill purchased 2,111,111 shares of common stock of incNetworks, Inc. at a purchase price of $850,000 (the “Investment”). On August 8, 2011 Irvin E. Richter, former CEO and Chairman of the Board of Directors, made a guarantee to Hill International, Inc. agreeing that if for any reason Hill should dispose of the Investment and suffer a loss, the Guarantor will within thirty (30) days of receipt of a written demand pay to Hill a sum equal in the amount of the loss suffered. This guarantee shall remain in full force and effect until Hill has disposed of its interest in incNetworks, Inc.

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

Director Independence

The standards applied by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the NYSE, generally provide that a director is not independent if:

(1) the director is, or has been within the last three years, our employee, or an immediate family member (defined as including a person’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons and daughters-in-law, brothers- and sisters-in-law, and anyone, other than domestic employees, who shares such person’s home), is, or has been within the last three years, one of our executive officers;

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

Item 14.  Principal Accounting Fees and Services.

The information in Part III, Item 14 in our Form 10K/A (Amendment No. 1), for the year ended December 31, 2016, filed with the U. S. Securities and Exchange Commission on May 1, 2017, is incorporated by reference in this section.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2016 and 2015, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014.

(b) Exhibits

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.)

3.1

Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.)

3.2

Amended and Restated By-laws of Hill International, Inc. (Included as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017 and incorporated herein by reference.)

3.3

Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc. (Included as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference.)

4.1	Specimen Common Stock Certificate. (Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.)

10.1*

Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012). (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.)

10.2*

Employment Agreement between the Company and Irvin E. Richter dated as of December 31, 2014. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.)

10.3*

Employment Agreement between the Company and David L. Richter dated as of December 31, 2014. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2014 and incorporated herein by reference.)

10.4

U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.5

U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.6

International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto (Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.7

International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent. (Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.8

Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto. (Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.9*

Hill International, Inc. 2009 Non-Employee Director Stock Grant Plan, as amended. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2013 and incorporated herein by reference.)

10.10*

Hill International, Inc. 2007 Restricted Stock Grant Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.)

10.11*

Hill International, Inc. 2008 Employee Stock Purchase Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.)

10.12*	Hill International, Inc. 2015 Senior Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.)

10.13

Hill International, Inc. 2010 Senior Executive Bonus Plan. (Included as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.)

10.14

Stock Purchase Agreement, dated as of December 20, 2016, by and among Hill International, Inc., Hill International N.V., Liberty Mergeco, Inc. and Liberty Bidco UK Limited. (Included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2016 and incorporated herein by reference.)

10.15*

Employment Agreement between the Company and Raouf S. Ghali dated August 18, 2016. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016 and incorporated herein by reference.)

10.16*	Hill International, Inc. 2016 Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.17*

Form of Hill International, Inc. 2016 Executive Retention Plan Participation Agreement. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.18

Settlement Agreement among the Company, Bulldog Investors LLC and certain directors of the Company, dated September 16, 2016. (Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated herein by reference.)

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

Hill International, Inc.

By:	/s/ Paul Evans

Paul Evans
Interim Chief Executive Officer
Date: May 8, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ Craig L. Martin	By:	/s/ Paul Evans
Craig L. Martin		Paul Evans
Chairman and Director Date: May 8, 2018		Interim Chief Executive Officer and Director (Principal Executive Officer)
Date: May 8, 2018

By:	/s/ Raouf S. Ghali	By:	/s/ Brian W. Clymer
Raouf S. Ghali		Brian W. Clymer
President, Chief Operating Officer and Director		Director
Date: May 8, 2018		Date: May 8, 2018

By:	/s/ Marco A. Martinez	By:	/s/ Alan S. Fellheimer
Marco A. Martinez		Alan S. Fellheimer
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director Date: May 8, 2018
Date: May 8, 2018

By:	/s/ Camille S. Andrews	By:	/s/ David D. Sgro
Camille S. Andrews		David Sgro
Director		Director
Date: May 8, 2018		Date: May 8, 2018

By:	/s/ Steven R. Curts
Steven R. Curts
Director
Date: May 8, 2018

By:	/s/ Charles M. Gillman
Charles M. Gillman
Director
Date: May 8, 2018

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables — in thousands)

		Additions	Other -	Uncollectible
		(Recoveries)	Allowance	Receivables
	Balance at	Charged	Acquired in	Written off,	Balance at
	Beginning of	(Credited) to	Business	Net of	End of
	Fiscal Year	Earnings	Combinations	Recoveries	Fiscal Year

Fiscal year ended December 31, 2016	$60,535	$14,454	$	$(3,907)	$71,082

Fiscal year ended December 31, 2015	$66,119	$6,262	$120	$(11,966)	$60,535

Fiscal year ended December 31, 2014	$64,108	$(5,195)	$	$7,206	$66,119