Form 10-Q/A
period 2017-03-31
Hill International, Inc.
filed 2018-05-08
CIK 1287808

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

There were 52,960,817 shares of the Registrant’s Common Stock outstanding at March 31, 2018.

Explanatory Note

As previously disclosed in the Company’s Current Report on the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on September 21, 2017, the Board of Directors (the “Board”) of Hill International, Inc. (“Hill” or the “Company”), upon the recommendation of the Audit Committee of the Board, determined that the Company’s previously issued financial statements for each of the years ended December 31, 2016, 2015 and 2014 and each of the quarters ended March 31, June 30, and September 30, 2016 and 2015 included in the Company’s Annual Reports on Form 10-K filed with the SEC on March 31, 2017, as amended by the Company’s Form 10-K/A (Amendment No. 1) filed with the SEC on May 1, 2017 (as amended, the “Original Form 10-K”) and each of the Quarterly Reports on Form 10-Q for such periods as well as the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Original Form 10-Q”), could no longer be relied upon. The Company filed its 10-K/A Amendment No. 2 (the “Amended 10-K “) that restated and amend the Company’s Original Form 10-K on May 8, 2018. As a result, the Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to restate and amend the Company’s Original Form 10-Q.

The Board’s decision to restate its financial statements was in connection with the Company’s review of the accounting for the May 2017 sale of the its Construction Claims Group and other comprehensive income (loss), including foreign currency translation adjustments related to intercompany balances. The Company determined that it had not accounted for foreign currency gains/losses on intercompany and other transactions not in accordance with U.S. generally accepted accounting principles (“US GAAP”). The review identified additional transactions and accounting practices not in accordance with US GAAP.

This Amendment reflects the correction of the following errors identified subsequent to the filing of the Original Form 10-Q:

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

F.              During the restatement process, the Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts.

G.            Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact.

The following sections in the Original Form 10-Q have been revised in this Amendment to reflect the restatement:

•                  Part I - Item - 1. Financial Statements.

•                  Part I - Item - 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•                  Part I - Item - 3. Quantitative and Qualitative Disclosures About Market Risk.

•                  Part I - Item - 4. Controls and Procedures.

•                  Part II - Item — 1A. Risk Factors.

This Amendment does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 2 to the accompanying consolidated financial statements, set forth in Item 1 of this Amendment, for details of the restatement and its impact on the consolidated financial statements.

See “Item 9A — Controls and Procedures” to the Company’s Amended Form 10-K filed on May 8, 2018 that discloses additional material weaknesses in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. As disclosed therein, management is currently developing and implementing the changes needed in the Company’s internal control over financial reporting to remediate these material weaknesses. These changes are still in process.

We are also filing updated certifications from our Interim Chief Executive Officer and Interim Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

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

Important factors that could cause our actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•                  The risks set forth in Item 1A, “Risk Factors,” in our most recent Annual Report on Form 10K/A;

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

We do not intend, and undertake no obligation, to update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q/A, in our other filings with the SEC or in materials incorporated therein by reference.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(As restated)	(As restated)
	(unaudited)
Assets
Cash and cash equivalents	$20,413	$25,637
Cash - restricted	3,544	4,312
Accounts receivable, less allowance for doubtful accounts of $68,302 and $71,082	167,289	164,844
Accounts receivable - affiliates	7,335	5,712
Prepaid expenses and other current assets	7,799	7,751
Income taxes receivable	2,900	3,554
Current assets held for sale	53,351	54,651
Total current assets	262,631	266,461
Property and equipment, net	15,715	16,389
Cash - restricted, net of current portion	327	313
Retainage receivable	17,775	17,225
Acquired intangibles, net	5,474	6,006
Goodwill	51,467	50,665
Investments	4,421	3,501
Deferred income tax assets	3,176	3,200
Other assets	4,009	4,224
Non-current assets held for sale	32,924	32,091
Total assets	$397,919	$400,075
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$4,492	$1,983
Accounts payable and accrued expenses	87,993	85,680
Income taxes payable	4,622	4,874
Current portion of deferred revenue	5,094	12,943
Other current liabilities	8,592	8,157
Current liabilities held for sale	24,199	25,888
Total current liabilities	134,992	139,525
Notes payable and long-term debt, net of current maturities	150,808	142,120
Retainage payable	1,000	961
Deferred income taxes	629	560
Deferred revenue	19,612	22,804
Other liabilities	13,341	12,666
Non-current liabilities held for sale	4,400	5,087
Total liabilities	324,782	323,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,848 shares and 58,835 shares issued at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	190,863	190,353
Accumulated deficit	(83,703)	(81,349)
Accumulated other comprehensive loss	(6,168)	(4,611)
	100,998	104,399
Less treasury stock of 6,977 shares at March 31, 2017 and December 31, 2016, respectively	(30,041)	(30,041)
Hill International, Inc. share of equity	70,957	74,358
Noncontrolling interests	2,180	1,994
Total equity	73,137	76,352
Total liabilities and stockholders’ equity	$397,919	$400,075

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)

Revenues	116,120	136,899
Direct expenses	78,509	93,301
Gross profit	37,611	43,598
Selling, general and administrative expenses	33,463	37,793
Share of loss (profit) of equity method affiliates	34	(15)
Operating profit	4,114	5,820
Interest and related financing fees, net	749	628
Earnings before income taxes	3,365	5,192
Income tax expense	1,349	456
Earnings from continuing operations	2,016	4,736
Loss from discontinued operations	(4,251)	(1,243)
Net (loss) earnings	(2,235)	3,493
Less: net earnings (loss) - noncontrolling interests	119	(11)
Net (loss) earnings attributable to Hill International, Inc.	$(2,354)	$3,504

Basic earnings per common share from continuing operations	0.04	0.09
Basic loss per common share from discontinued operations	(0.09)	(0.02)
Basic (loss) earnings per common share - Hill International, Inc.	$(0.05)	$0.07
Basic weighted average common shares outstanding	51,860	51,631

Diluted earnings per common share from continuing operations	0.04	0.09
Diluted loss per common share from discontinued operations	(0.09)	(0.02)
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.05)	$0.07
Diluted weighted average common shares outstanding	51,860	51,722

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)
Net (loss) earnings	$(2,235)	$3,493
Foreign currency translation adjustment, net of tax	(1,558)	(3)
Other, net	—	34
Comprehensive (loss) earnings	(3,793)	3,524
Comprehensive earnings (loss) attributable to noncontrolling interests	119	(11)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(3,912)	$3,535

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)

Cash flows from operating activities:
Net (loss) earnings	$(2,235)	$3,493
Loss from discontinued operations	4,251	1,243
(Loss) earnings from continuing operations	2,016	4,736
Adjustments to reconcile net (loss) earnings to net cash (used in):
Depreciation and amortization	1,595	1,906
Provision for bad debts	(526)	1,271
Amortization of deferred loan fees	444	444
Deferred tax benefit	452	4,387
Stock based compensation	461	668
Unrealized foreign exchange losses (gains) on intercompany balances	(1,813)	206
Changes in operating assets and liabilities:
Restricted cash	736	397
Accounts receivable	(2,617)	(9,161)
Accounts receivable - affiliate	(1,615)	(4,262)
Prepaid expenses and other current assets	(287)	330
Income taxes receivable	1,366	(281)
Retainage receivable	(310)	(281)
Other assets	(2,037)	9,796
Accounts payable and accrued expenses	2,150	(5,933)
Income taxes payable	(328)	(4,637)
Deferred revenue	(10,010)	726
Other current liabilities	156	2,538
Retainage payable	39	266
Other liabilities	185	508
Net cash (used in) provided by continuing operations	(9,943)	3,624
Net cash used in discontinued operations	(6,146)	(2,781)
Net cash (used in) provided by in operating activities	(16,089)	843

Cash flows from investing activities:
Purchases of business	(123)	(58)
Payments for purchase of property and equipment	(372)	(392)
Net cash used in investing activities of continuing operations	(495)	(450)
Net cash provided by investing activities of discontinued operations	—	44
Net cash used in investing activities	(495)	(406)

Cash flows from financing activities:
Payments on term loans	(314)	(348)
Net borrowings on revolving loans	10,990	819
Proceeds from stock issued under employee stock purchase plan	49	10
Proceeds from exercise of stock options	—	86
Net cash provided by financing activities	10,725	567
Effect of exchange rate changes on cash	635	(4,058)
Net decrease in cash and cash equivalents	(5,224)	(3,054)
Cash and cash equivalents — beginning of period	25,637	24,089
Cash and cash equivalents — end of period	$20,413	$21,035

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

Note 2 — Restatement and Revision of Previously Reported Consolidated Financial Statements

As previously disclosed on Form 8-K filed on September 21, 2017, the Board of Directors (the “Board”) of Hill International, Inc. (the “Company”), upon the recommendation of the Audit Committee of the Board, determined that the Company’s previously issued financial statements for each of the years ended December 31, 2016, 2015 and 2014 and the quarters ended March 31, June 30, and September 30, 2015 and 2016 included in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for such periods and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (collectively, the “Non-Reliance Periods”) can no longer be relied upon. The nature of the restatement matters and adjustments along with the impact on the Company’s previously issued financial statements for each of the years ended December 31, 2016, 2015 and 2014 and the quarters ended March 31, June 30, and September 30, 2015 and 2016 included in the Company’s Annual Reports on Form 10-K are disclosed on Form 10K/A (Amendment No. 2), which was filed with the SEC on filed May 4, 2018. This Note 2 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement as of and for the three months ended March 31, 2017 and 2016.

The following errors were identified as part of the restatement:

A.            In connection with the accounting for the May 2017 sale of its Construction Claims Group, the Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.” The correction of the error resulted in a reduction to retained earnings of $46,601,000 and a reduction to accumulated other comprehensive loss of $46,601,000 at March 31, 2017, and selling, general and administrative (“SG&A”) expenses decreased $1,813,000 and increased $206,000 for the three months ended March 31, 2017 and 2016, respectively.

B.            The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on nine long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35-15-3D states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition. The correction to properly apply U.S. GAAP to the identified contracts resulted in an increase of $3,130,000 and $2,581,000 in revenues for the three months ended March 31, 2017 and 2016, respectively; an increase of $821,000 in accounts receivable, an increase in accumulated other comprehensive loss of $1,000 and an increase in deferred revenues of $7,513,000 at March 31, 2017.

C.            The Company discovered that it had not properly performed the required impairment testing of amortizable intangible assets in accordance with US GAAP in that certain assets no longer in use were not identified and impaired. In addition, an improper useful life was used for some of the Company’s internally developed software assets resulting in an improper amount of amortization expense being recorded in previous periods. The net effect of correcting these errors resulted in a $458,000 decrease in property plant and equipment, a $722,000 decrease in acquired intangibles, an increase of $567,000 in assets held for sale and a $213,000 decrease in accumulated other comprehensive loss at March 31, 2017; a $565,000 increase in earnings from discontinued operations for the three months ended March 31, 2017; and increases of $29,000 and $28,000 to SG&A expense for the three months ended March 31, 2017 and 2016, respectively.

D.            The Company discovered that the amounts of liabilities pertaining to the obligation for end of service benefits in certain foreign countries were improperly accounted for under the guidance in ASC 715 “Compensation — Retirement Benefits”. The net effect of the corrections of these errors resulted in a $349,000 decrease in other liabilities at March 31, 2017; and a $458,000 increase in liabilities held for sale at March 31, 2017.

E.             The Company determined the accrual for uncertain tax benefits taken with respect to income tax matters in Libya had been improperly released during 2013 and 2014 prior to the expiration of the statute of limitations on the Libyan tax authority’s right to audit the related tax years. The correction of these errors resulted in an increase of $4,408,000 in other liabilities at March 31, 2017; and a decrease of $695,000 in accumulated other comprehensive loss at March 31, 2017.

F.              The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts. The net corrections of these transactions resulted in a $5,421,000 increase and $52,000 decrease in revenues for the three months ended March 31, 2017 and 2016, respectively; a $5,305,000 increase in direct expenses for the three months ended March 31, 2017; an increase of $473,000 and a decrease of $839,000 in SG&A expenses for the three months ended March 31, 2017 and 2016, respectively; a $1,057,000 decrease and a $390,000 increase in net loss from discontinued operations for the three months ended March 31, 2017 and 2016, respectively; an increase of $36,000 in investments at March 31, 2017; a $755,000 increase in assets held for sale at March 31, 2017; a $1,243,000 increase in accounts payable and accrued expenses at March 31, 2017; a $77,000 increase in other current liabilities at March 31, 2017; a decrease in current liabilities held for sale of $1,915,000 at March 31, 2017; a $984,000 decrease in other liabilities at March 31, 2017;  an increase in liabilities held for sale of $1,738,000 at March 31, 2017; an increase of $329,000 in additional paid in capital at March 31, 2017; a decrease of $563,000 to accumulated other comprehensive loss at March 31, 2017; an increase in noncontrolling interest of $36,000 at March 31, 2017; and an increase of $58,000 and a decrease of $15,000 in net earnings-noncontrolling interest for the three months ended March 31, 2017 and 2016, respectively. In conjunction with the sale of the construction claims group in 2016, interest expense of $552,000 and $415,000 for the three months ended March 31, 2017 and 2016, respectively, was reclassified from discontinued operations to continuing operations. In addition, the adjustment to forfeitures resulted in a $422,000 increase in retained earnings at March 31, 2017; a $422,000 decrease in additional paid in capital at March 31, 2017; and a $91,000 decrease in selling, general and administrative expenses for the three months ended March 31, 2017.

G.            Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was a $1,129,000 increase in deferred income tax assets at March 31, 2017; a decrease of $1,751,000 to assets held for sale at March 31, 2017; an increase in income tax payable of $858,000 at March 31, 2017; an increase in current liabilities held for sale of $208,000 at March 31, 2017; an increase in deferred income taxes of $10,000 at March 31, 2017; liabilities held for sale decreased $1,647,000 at March 31, 2017; retained earnings increased $235,000 at March 31, 2017; accumulated other comprehensive loss increased $286,000 at March 31 2017; and income tax expense increased $695,000 and $290,000 for the three months ended March 31, 2017 and 2016, respectively.

	Consolidated Balance Sheet
	March 31, 2017
	As Previously Reported	Adjustment	As Restated	Reference
Assets
Cash and cash equivalents	$20,413	$—	$20,413
Cash - restricted	3,544	—	3,544
Accounts receivable, less allowance for doubtful accounts of $68,302	166,468	821	167,289	B
Accounts receivable - affiliates	7,335	—	7,335
Prepaid expenses and other current assets	7,799	—	7,799
Income taxes receivable	2,900	—	2,900
Current assets held for sale	53,351	—	53,351
Total current assets	261,810	821	262,631
Property and equipment, net	16,173	(458)	15,715	C
Cash - restricted, net of current portion	327	—	327
Retainage receivable	17,775	—	17,775
Acquired intangibles, net	6,196	(722)	5,474	C
Goodwill	51,467	—	51,467
Investments	4,385	36	4,421	F
Deferred income tax assets	2,047	1,129	3,176	G
Other assets	4,009	—	4,009
Assets held for sale	33,353	(429)	32,924	C, F, G
Total assets	$397,542	$377	$397,919
Liabilities and Stockholders’ Equity
Due to banks	$—	$—	$—
Current maturities of notes payable and long-term debt	4,492	—	4,492
Accounts payable and accrued expenses	86,750	1,243	87,993	F
Income taxes payable	3,764	858	4,622	G
Current portion of deferred revenue	5,094	—	5,094
Other current liabilities	8,515	77	8,592	F
Current liabilities held for sale	25,906	(1,707)	24,199	F, G
Total current liabilities	134,521	471	134,992
Notes payable and long-term debt, net of current maturities	150,808	—	150,808
Retainage payable	1,000	—	1,000
Deferred income taxes	619	10	629	G
Deferred revenue	12,099	7,513	19,612	B
Other liabilities	10,266	3,075	13,341	D, E, F
Liabilities held for sale	3,851	549	4,400	D, F, G
Total liabilities	313,164	11,618	324,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 58,848 shares issued at March 31, 2017	6	—	6
Additional paid-in capital	190,956	(93)	190,863	F
Retained earnings (deficit)	(24,734)	(58,969)	(83,703)	A, B, C, D, E, F, G
Accumulated other comprehensive loss	(53,953)	47,785	(6,168)	A, C, E, F, G
	112,275	(11,277)	100,998
Less treasury stock of 6,977 shares at December 31, 2016	(30,041)	—	(30,041)
Hill International, Inc. share of equity	82,234	(11,277)	70,957
Noncontrolling interests	2,144	36	2,180	F
Total equity	84,378	(11,241)	73,137
Total liabilities and stockholders’ equity	$397,542	$377	$397,919

	Consolidated Statement of Operations
	Three months ended March 31, 2017
	As Previously Reported	Adjustment	As Restated	Reference
Revenues	107,569	8,551	116,120	B, F
Direct expenses	73,204	5,305	78,509	F
Gross Profit	34,365	3,246	37,611
Selling, general and administrative expenses	34,865	(1,402)	33,463	A, C, F
Share of loss of equity method affiliates	34	—	34
Operating profit	(534)	4,648	4,114
Interest and related financing fees, net	197	552	749	F
(Loss)earnings before income taxes	(731)	4,096	3,365
Income tax expense	654	695	1,349	G
Loss from continuing operations	(1,385)	3,401	2,016
Loss from discontinued operations	(5,665)	1,414	(4,251)	C, F, G
Net (loss) earnings	(7,050)	4,815	(2,235)
Less: net earnings - noncontrolling interest	61	58	119	F
Net Loss attributiable to Hill International, Inc.	$(7,111)	$4,757	$(2,354)

Basic (loss)earnings per common share from continuing operations	$(0.03)	$0.07	$0.04
Basic loss per common share from discontinued operations	(0.11)	0.02	(0.09)
Basic loss per common share - Hill International, Inc.	$(0.14)	$0.09	$(0.05)

Basic weighted average common shares outstanding	51,860	—	51,860

Diluted loss per common share from continuing operations	$(0.03)	$0.07	$0.04
Diluted loss per common share from discontinued operations	(0.11)	0.02	(0.09)
Diluted loss per common share - Hill International, Inc.	$(0.14)	$0.09	$(0.05)

Basic weighted average common shares outstanding	51,860	—	51,860

	Consolidated Statement of Operations
	Three months ended March 31, 2016
	As Previously Reported	Adjustment	As Restated	Reference
Revenues	134,370	2,529	136,899	B, F
Direct expenses	93,301	—	93,301
Gross Profit	41,069	2,529	43,598
Selling, general and administrative expenses	38,398	(605)	37,793	A, C, F
Share of loss of equity method affiliates	(15)	—	(15)
Operating profit	2,686	3,134	5,820
Interest and related financing fees, net	213	415	628	F
(Loss)earnings before income taxes	2,473	2,719	5,192
Income tax expense	166	290	456	G
Loss from continuing operations	2,307	2,429	4,736
Loss from discontinued operations	(853)	(390)	(1,243)	F
Net (loss) earnings	1,454	2,039	3,493
Less: net earnings - noncontrolling interest	4	(15)	(11)	F
Net Loss attributiable to Hill International, Inc.	$1,450	$2,054	$3,504

Basic loss per common share from continuing operations	$0.04	$0.05	$0.09
Basic loss per common share from discontinued operations	(0.01)	(0.01)	(0.02)
Basic loss per common share - Hill International, Inc.	$0.03	$0.04	$0.07

Basic weighted average common shares outstanding	51,631	—	51,631

Diluted loss per common share from continuing operations	$0.04	$0.05	$0.09
Diluted loss per common share from discontinued operations	(0.01)	(0.01)	(0.02)
Diluted loss per common share - Hill International, Inc.	$0.03	$0.04	$0.07

Basic weighted average common shares outstanding	51,722	—	51,722

	Consolidated Statement of Comprehensive Loss
	Three months ended March 31, 2017
	As Previously Reported	Adjustment	As Restated	Reference

Net earnings	$(7,050)	4,815	$(2,235)	A, B, C, F
Foreign currency translation adjustment, net	440	(1,998)	(1,558)	A, B, C, E, F, G
Other, net	—	—	—
Comprehensive loss	(6,610)	2,817	(3,793)
Comprehensive loss attributable to noncontrolling interest	128	(9)	119
Comprehensive loss attributable to Hill International, Inc.	$(6,738)	2,826	$(3,912)

	Consolidated Statement of Comprehensive Income
	Three months ended March 31, 2016
	As Previously Reported	Adjustment	As Restated	Reference

Net earnings	$1,454	2,039	$3,493	A, B, C, F, G
Foreign currency translation adjustment, net	434	(437)	(3)	A, B, C, E, F, G
Other, net	34	—	34
Comprehensive loss	1,922	1,602	3,524
Comprehensive loss attributable to noncontrolling interest	(752)	741	(11)	A
Comprehensive loss attributable to Hill International, Inc.	$2,674	861	$3,535

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

	Consolidated Statement of Cash Flows Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	As restated
Cash flows from operating activities:

Net (loss) earnings	$(7,050)	4,815	$(2,235)
Loss from discontinued operations	5,665	(1,414)	4,251
(Loss) earnings from continuing operations	(1,385)	3,401	2,016
Adjustments to reconcile net (loss) earnings to net cash (used in):
Depreciation and amortization	1,566	29	1,595
Provision for bad debts	(526)	—	(526)
Amortization of deferred loan fees	444	—	444
Deferred tax benefit	93	359	452
Stock based compensation	552	(91)	461
Unrealized foreign exchange losses (gains) on intercompany balances	—	(1,813)	(1,813)
Changes in operating assets and liabilities:
Restricted cash	812	(76)	736
Accounts receivable	(1,308)	(1,309)	(2,617)
Accounts receivable - affiliate	(1,621)	6	(1,615)
Prepaid expenses and other current assets	61	(348)	(287)
Income taxes receivable	732	634	1,366
Retainage receivable	(550)	240	(310)
Other assets	(337)	(1,700)	(2,037)
Accounts payable and accrued expenses	1,544	606	2,150
Income taxes payable	(1,129)	801	(328)
Deferred revenue	(8,721)	(1,289)	(10,010)
Other current liabilities	257	(101)	156
Retainage payable	38	1	39
Other liabilities	513	(328)	185
Net cash used in continuing operations	(8,965)	(978)	(9,943)
Net cash (used in) provided by discontinued operations	(6,554)	408	(6,146)
Net cash used in operating activities	(15,519)	(570)	(16,089)

Cash flows from investing activities:
Purchase of businesses, net of cash aquired	—	(123)	(123)
Payments for purchase of property and equipment	(241)	(131)	(372)
Net cash used in investing activities of continuing operations	(241)	(254)	(495)
Net cash used in investing activities of discontinued operations	(458)	458	—
Net cash used in investing activities	(699)	204	(495)

Cash flows from financing activities:
Payments on term loans	(314)	—	(314)
Net borrowings on revolving loans	10,997	(7)	10,990
Proceeds from stock issued under employee stock purchase plan	49	—	49
Net cash provided by financing activities	10,732	(7)	10,725
Effect of exchange rate changes on cash	262	373	635
Net decrease in cash and cash equivalents	(5,224)	—	(5,224)
Cash and cash equivalents — beginning of period	25,637	—	25,637
Cash and cash equivalents — end of period	$20,413	—	$20,413

	Consolidated Statement of Cash Flows Three Months Ended March 31, 2016
	As Previously Reported	Adjustment	As restated
Cash flows from operating activities:

Net (loss) earnings	$1,454	2,039	$3,493
Loss from discontinued operations	853	390	1,243
(Loss) earnings from continuing operations	2,307	2,429	4,736
Adjustments to reconcile net (loss) earnings to net cash (used in):
Depreciation and amortization	1,878	28	1,906
Provision for bad debts	1,271	—	1,271
Amortization of deferred loan fees	444	—	444
Deferred tax benefit	749	3,638	4,387
Stock based compensation	668	—	668
Unrealized foreign exchange losses (gains) on intercompany balances	—	206	206
Changes in operating assets and liabilities:
Restricted cash	378	19	397
Accounts receivable	(1,897)	(7,264)	(9,161)
Accounts receivable - affiliate	(4,149)	(113)	(4,262)
Prepaid expenses and other current assets	18	312	330
Income taxes receivable	(292)	11	(281)
Retainage receivable	(281)	—	(281)
Other assets	3,979	5,817	9,796
Accounts payable and accrued expenses	(6,558)	625	(5,933)
Income taxes payable	(3,867)	(770)	(4,637)
Deferred revenue	(2,533)	3,259	726
Other current liabilities	3,633	(1,095)	2,538
Retainage payable	266	—	266
Other liabilities	(995)	1,503	508
Net cash (used in) provided by continuing operations	(4,981)	8,605	3,624
Net cash (used in) provided by discontinued operations	368	(3,149)	(2,781)
Net cash (used in) provided by operating activities	(4,613)	5,456	843

Cash flows from investing activities:
Purchase of businesses, net of cash aquired	—	(58)	(58)
Payments for purchase of property and equipment	(141)	(251)	(392)
Net cash used in investing activities of continuing operations	(141)	(309)	(450)
Net cash (used in) provided by investing activities of discontinued operations	(31)	75	44
Net cash used in investing activities	(172)	(234)	(406)

Cash flows from financing activities:
Payments on term loans	(314)	1,133	(348)
Net borrowings on revolving loans	1,202	(1,550)	819
Proceeds from stock issued under employee stock purchase plan	10	—	10
Proceeds from exercise of stock options	86	—	86
Net cash provided by financing activities	984	(417)	567
Effect of exchange rate changes on cash	747	(4,805)	(4,058)
Net decrease in cash and cash equivalents	(3,054)	—	(3,054)
Cash and cash equivalents — beginning of period	24,089	—	24,089
Cash and cash equivalents — end of period	$21,035	—	$21,035

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

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers will acquire the Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. for a total purchase price of $140.0 million in cash reduced by assumed indebtedness and certain other items, as set forth in the Agreement. The transaction closed effective May 5, 2017. See Note 19 for further information.

The carrying amounts of assets and liabilities of the discontinued operations which have been classified as held for sale are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(As restated)	(As restated)
Accounts receivable, net	$48,580	$50,892
Prepaid expenses and other current assets	2,775	3,064
Income taxes receivable	1,996	695
Total current assets classified as held for sale	$53,351	$54,651

Property and equipment, net	4,907	4,617
Acquired intangibles, net	3,500	3,397
Goodwill	23,907	23,461
Investments	7	6
Other assets	603	610
Total non-current assets classified as held for sale	$32,924	$32,091

Accounts payable and accrued expenses	20,329	21,539
Income taxes payable	8	92
Deferred revenue	1,684	1,562
Other current liabilities	2,178	2,695
Total current liabilities classified as held for sale	$24,199	$25,888

Deferred income taxes	599	385
Deferred revenue	437	1,012
Retained Earnings	457	457
Other liabilities	2,907	3,233
Total non-current liabilities classified as held for sale	$4,400	$5,087

The line items constituting earnings from discontinued operations consist of the following (in thousands):

	March 31,
	2017	2016
	(As restated)	(As restated)
Revenues	$44,030	$41,851
Direct expenses	21,994	19,678
Gross profit	22,036	22,173
Selling, general and administrative expenses	22,960	20,132
Operating (loss) profit	(924)	2,041
Interest and related financing fees, net	3,095	2,769
Loss before income taxes	(4,019)	(728)
Income tax expense	232	515
Net loss from discontinued operations	$(4,251)	$(1,243)

In connection with the sale of the Construction Claims Group, the Company will be required to pay off the Secured Credit Facilities (See Note 19). Accordingly, the Company has allocated to discontinued operations all interest expense related to the Secured Credit Facilities. During the first quarter of 2017, the Company charged discontinued operations approximately $1.6 million of costs related to the pending sale of the Construction Claims and $0.4 million for a potential tax liability related to foreign jurisdictions. See Notes 18 and 19 for further information.

Note 4 - Liquidity

The amount of revenues attributable to operations in the Middle East and Africa is approximately $51,491,000 of total consolidated revenue for the three months ended March 31, 2017.  There has been significant political upheaval and civil unrest in this region, most notably in Libya and Iraq where the Company had substantial operations. In 2012, due to the overthrow of the Libyan government, the Company reserved a $59,937,000 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”). Subsequently, the Company received payments totaling approximately $9,511,000. During the quarter ended March 31, 2017, the Company wrote off approximately $3,593,000 and maintains a reserve of approximately $2,777,000 against accounts receivable from various projects in Iraq. This shortfall of cash flows continues to put a considerable strain on its liquidity.

The Company continues to experience slowing of collections from its clients in the Middle East, primarily Oman. In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman.  The original contract term expired in November 2014. In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project. The Company began to experience delays in payments during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In October 2015, the MOTC paid the Company for work performed in April and May 2015. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (“the second extension”) and has since commenced additional work, which management expects to last through approximately June 2018. The MOTC resumed payments in 2016, paying the Company approximately $42,000,000 during 2016 and approximately $12,728,000 through April 2017. At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000, of which approximately $18,700,000 was past due based on contractual terms.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations. As a result, the Company has had to rely heavily on debt and equity transactions to fund its operations over the past few years.

Note 5 — Basis of Presentation

Basis of Presentation

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2016. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The interim operating results are not necessarily indicative of the results for a full year.

Note 6 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(As restated)	(As restated)
Billed	$191,243	$200,134
Retainage, current portion	11,242	10,824
Unbilled	33,106	24,968
	235,591	235,926
Allowance for doubtful accounts	(68,302)	(71,082)
Total	$167,289	$164,844

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman. The original contract term expired in November 2014. In October 2014, the Company applied for a twelve-month extension of time amendment (the “first extension”) which was subsequently approved in March 2016 and the Company continued to work on the Oman Airport project. The Company began to experience delays in payments during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. In December 2015, the Company began discussions with the MOTC on a second extension of time amendment (the “second extension”) and has since commenced additional work, which management expects to last through approximately June 2018. When the MOTC resumed payments in 2016, the Company received approximately $42,000,000 during that year. At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000, of which approximately $18,700,000, was past due based on contractual terms. Through April 2017, the Company received payments totaling approximately $12,728,000 against this receivable.

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

Note 7 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(As restated)	(As restated)	(As restated)	(As restated)
Client relationships	$16,859	$11,931	$16,699	$11,298
Acquired contract rights	2,005	1,901	2,058	1,912
Trade names	967	525	959	500
Total	$19,831	$14,357	$19,716	$13,710

Intangible assets, net	$5,474		$6,006

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2017	2016
(As restated)	(As restated)
$559	$872

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated
Amortization
Year ending December 31,	Expense
(As restated)
2017 (remaining 9 months)	$1,529
2018	1,005
2019	1,001
2020	739
2021	342

Note 8 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2017 (in thousands):

As restated
Balance, December 31, 2016	$50,665
Additions	—
Translation adjustments	802
Balance, March 31, 2017	$51,467

Note 9 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
	(As restated)	(As restated)
Accounts payable	$29,808	$30,944
Accrued payroll and related expenses	34,616	32,618
Accrued subcontractor fees	11,012	9,188
Accrued agency fees	5,742	5,702
Accrued legal and professional fees	2,476	2,223
Other accrued expenses	4,339	5,005
	$87,993	$85,680

Note 10 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	March 31, 2017	December 31, 2016

Term Loan Facility	$112,878	$112,884
Domestic Revolving Credit Facility	25,000	16,500
International Revolving Credit Facility	11,274	11,102
Borrowings under revolving credit facilities with a consortium of banks in Spain	2,835	2,962
Borrowings under revolving credit facilities with the National Bank of Abu Dhabi	2,671	—
Borrowings from Philadelphia Industrial Development Corporation	642	655
	155,300	144,103
Less current maturities	4,492	1,983
Notes payable and long-term debt, net of current maturities	$150,808	$142,120

In conjunction with the sale of its Construction Claims Group in May 2017, the Company paid off and terminated the Secured Credit Facilities described below and has entered into a new credit facility (See Note 19). The disclosures that follow below describe the Secured Credit Facilities in existence as of March 31, 2017.

The Company and its subsidiary Hill International N.V. (the “Subsidiary”) are parties to a credit agreement with Société Générale (the “Agent”), TD Bank, N.A. and HSBC Bank USA, N.A. (collectively, the “U.S. Lenders”) consisting of a term loan facility of $120,000,000 (the “Term Loan Facility”) and a $30,000,000 U.S. dollar-denominated facility available to the Company (the “U.S. Revolver,” together with the Term Loan Facility, the “U.S. Credit Facilities”) and a credit agreement with the Agent (the “International Lender”) providing a €11,765,000 ($15,000,000 at closing and $12,573,000 at March 31, 2017) credit facility which is available to the Subsidiary (the “International Revolver” and together with the U.S. Revolver, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”).  The U.S. Revolver and the International Revolver include sub-limits for letters of credit amounting to $25,000,000 and $10,000,000, respectively.

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

At December 31, 2016, the Company was in default of the Consolidated Net Leverage Ratio. The Company requested and received a waiver of the default from the Agent on March 27, 2017. In connection with the waiver, the Company incurred a consent fee amounting to $401,000 that was charged to discontinued operations in the first quarter of 2017.

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

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintained a revolving credit facility with six banks in Spain which initially provided for total borrowing of up to €5,640,000 with interest at 6.50% on outstanding borrowings. The facility expired on December 17, 2016. Concurrent with the satisfaction of this facility Hill Spain entered into a new agreement with three new banks. The total new facility is for €2,623,000 (approximately $2,803,000) at March 31, 2017. The facility was fully utilized at March 31, 2017. Interest rates at March 31, 2017 were between 1.85% and 3.50%. The loans have varying expiration dates between 36 and 60 months.

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €30,000 (approximately $32,000) at March 31, 2017.  The availability is reduced by €15,000 on a quarterly basis.  At March 31, 2017, the loan was fully utilized.  The interest rate at March 31, 2017 was 6.50%. The ICO loan expires on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500,000 (approximately $3,131,000 at March 31, 2017) collateralized by certain overseas receivables.  At March 31, 2017, AED 9,811,000 was utilized (approximately $2,671,000).  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 4.91% at March 31, 2017) but no less than 5.50%.  This facility allows for letters of guarantee up to AED 200,000,000 (approximately $54,451,000 at March 31, 2017) of which AED 99,180,000 (approximately $27,002,000) was outstanding at March 31, 2017.  The credit facility is subject to periodic review by the bank and as such has been classified as current in the consolidated balance sheet.

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

Note 11 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest and related financing fees paid	$3,500	$3,003
Income taxes paid	$1,194	$2,956

Note 12 — Earnings per Share

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

Note 13 — Share-Based Compensation

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

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling $461,000 and $668,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 14 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2017 (in thousands):

		Hill International, Inc.	Noncontrolling
	Total	Stockholders	Interest
	(As restated)	(As restated)	(As restated)
Stockholders’ equity, December 31, 2016	$76,352	$74,358	$1,994
Net (loss) earnings	(2,235)	(2,354)	119
Other comprehensive earnings	(1,490)	(1,557)	67
Comprehensive (loss) earnings	(3,725)	(3,911)	186
Additional paid in capital	510	510	—
Stockholders’ equity, March 31, 2017	$73,137	$70,957	$2,180

Note 15 — Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 40.1% and 8.8%, respectively. The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.  The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
	(As restated)			(As restated)
(Loss) earnings before income taxes	$(5,475)	$8,840	$3,365	$(6,147)	$11,339	$5,192
Income tax expense, net	$—	$1,349	$1,349	$—	$456	$456

The reserve for uncertain tax positions amounted to $6,757,000 and $6,735,000 at March 31, 2017 and December 31, 2016, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

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

Note 16 —Segment and Related Information

At March 31, 2017, due to the pending sale of our Construction Claims Group (which was closed on May 5, 2017; see Note 19), the Company now has one operating segment, the Project Management Group, which reflects how the Company will be managed going forward.  The Project Management Group provides extensive construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.  The information for 2016 has been revised to exclude the operations of the Construction Claims Group which is accounted for as discontinued operations.

The following tables present certain information for the Project Management Group’s operations (in thousands):

Revenue by Geographic Region

	Three Months Ended March 31,
	2017		2016
	(As restated)		(As restated)

United States/Canada	$48,736	42.0%	$45,240	33.0%
Latin America	3,043	2.6	5,207	3.8
Europe	10,190	8.8	9,764	7.1
Middle East	45,776	39.4	65,656	48.0
Africa	5,715	4.9	6,395	4.7
Asia/Pacific	2,660	2.3	4,637	3.4
Total	$116,120	100.0%	$136,899	100.0%

For the quarter ended March 31, 2017, no other country, except for the United States, accounted for over 10% of consolidated total revenue.

For the quarter ended March 31, 2016, total revenue for the United Arab Emirates amounted to $25,797,000 representing 18.8% of the total and Oman amounted to $14,002,000 representing 10.2% of consolidated total. No other country, except for the United States, accounted for over 10% of consolidated total revenue.

Operating Profit (Loss)

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)

United States	$4,274	$2,829
Latin America	(373)	895
Europe	1,416	1,514
Middle East	6,802	10,542
Africa	780	(2,149)
Asia/Pacific	124	737
Corporate	(8,909)	(8,548)
Total	$4,114	$5,820

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)

Project Management	$1,522	$1,850
Corporate	73	56
Total	$1,595	$1,906

Revenue By Client Type

	Three Months Ended March 31,
	2017		2016
	(As restated)		(As restated)

U.S. federal government	$3,221	2.8%	$2,858	2.1%
U.S. state, regional and local governments	35,240	30.3	33,973	24.8
Foreign governments	36,582	31.5	52,553	38.4
Private sector	41,077	35.4	47,515	34.7
Total	$116,120	100.0%	$136,899	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	March 31, 2017	December 31, 2016
	(As restated)	(As restated)
United States/Canada	$12,069	$12,626
Latin America	865	881
Europe	892	218
Middle East	1,603	1,645
Africa	151	169
Asia/Pacific	135	850
Total	$15,715	$16,389

Note 17—Client Concentrations

The Company had no individual clients that accounted for 10% or more of total revenues during the three months ended March 31, 2017 and 2016.

Note 18 — Commitments and Contingencies

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

In connection with the move of its corporate headquarters, the Commonwealth of Pennsylvania provided the Company with a $1,000,000 grant received on July 13, 2015.  The terms of the grant require the Company to spend at least $6,425,000 on capital expenditures for leasehold improvements and equipment for its new headquarters, remain at One Commerce Square for at least seven-years and employ at least 359 persons no later than April 1, 2018.  The Company has met the capital expenditure requirement and has a twelve-year lease for its corporate headquarters.  Upon receipt of the funds, the Company recorded a deferred credit which, assuming the employment requirement is met, will be reflected in income in the second quarter of 2018. If the Company does not meet the employment criteria, it will be required to repay the grant to the Commonwealth of Pennsylvania. The terms of the agreement are currently under review..

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

Note 19 — Subsequent Events

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

The U.S. Revolver and the International Revolver each have a term of five years from the closing and provide for letter of credit sub-limits in amounts of $20,000,000 and $8,000,000, respectively.  The maximum Consolidated Net Leverage Ratio will be increased from the prior credit facilities to 3.00 for all test dates and will not decline.  The definition of Consolidated Net Leverage Ratio was amended to (i) remove the cap on the amount of permitted cash netting and (ii) permit netting of unrestricted cash and cash equivalents.  The Company incurred fees totaling $1,625,000 which will be deferred and amortized to interest expense over the five-year term of the facilities.  As of the date of closing, the new facilities are substantially drawn.  We intend to pursue additional borrowing options to improve our liquidity.

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

Our revenue consists of two components: consulting fee revenue and reimbursable expenses.  Reimbursable expenses are reflected in both revenue and direct expenses. These pass-through revenues/costs are subject to significant fluctuation from year to year.

Total revenue decreased $20,779,000, or 15.2%, to $116,120,000 for the first quarter of 2017 from $136,899,000 for the first quarter of 2016. The decrease was primarily in the Middle East as economic conditions caused a decrease in project activity and a decrease in Oman as a major project began to wind down.

Direct expenses decreased $14,792,000 or 15.9% to $78,509,000 for the first quarter of 2017 from $93,301,000 for the first quarter of 2016 primarily due to decreases in the Middle East and Latin America partially offset by increases in the United States.

Gross profit decreased $5,987,000, or 13.7%, to $37,611,000 for the first quarter of 2017 from $43,598,000 for the first quarter of 2016 due to decreases in revenues in the Middle East, Latin America and Asia Pacific, partially offset by increases in the United States. The overall gross profit percentage increased due to higher margins in the United States and Africa.

Selling, general and administrative (“SG&A”) expenses decreased $4,330,000, or 11.5%, to $33,463,000 for the first quarter of 2017 from $37,793,000 for the first quarter of 2016 primarily due to the decrease in unapplied and indirect labor cost the United Arab Emirates, Saudi Arabia and Latin America and to a decrease in bad debt expensed in the Middle East.

Operating profit was $4,114,000, for the first quarter of 2017 compared to operating profit of $5,820,000 for the first quarter of 2016. The decrease in operating profit was primarily due to the decrease in revenues in the Middle East and Latin America, partially offset by an increase in the United States and Africa and lower SG&A expenses.

Income tax expense was $1,349,000 for the first quarter of 2017 compared to income tax expense of $456,000 for the first quarter of 2016.  The increase in income expense resulted from a change in the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.

Net loss attributable to Hill was ($2,354,000) for the first quarter of 2017, compared to net income of $3,504,000 for the first quarter of 2016.  Diluted loss per common share was ($0.05) for the first quarter of 2017 based upon 51,860,000 diluted common shares outstanding compared to a diluted earnings per common share of $0.07 for the first quarter of 2016 based upon 51,722,000 diluted common shares outstanding.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting the judgment increases such judgments become even more subjective.  While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.  The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2016 Annual Report on Form 10-K/A (Amendment No. 2).

Results of Operations

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Revenue by geographic region (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change
	(As restated)		(As restated)

United States/Canada	$48,736	42.0%	$45,240	33.0%	$3,496	7.7%
Latin America	3,043	2.6	5,207	3.8	(2,164)	(41.6)
Europe	10,190	8.8	9,764	7.1	426	4.4
Middle East	45,776	39.4	65,656	48.0	(19,880)	(30.3)
Africa	5,715	4.9	6,395	4.7	(680)	(10.6)
Asia/Pacific	2,660	2.3	4,637	3.4	(1,977)	(42.6)
Total	$116,120	100.0%	$136,899	100.0%	$(20,779)	(15.2)%

The primary decrease in revenues occurred in the Middle East with decreases of $15,501,000 in the United Arab Emirates and $2,515,000 in Saudi Arabia due to a decrease in funding for projects as well as the demobilization of personnel due to the wind down of certain projects in the region and a decrease of $4,034,000 in Oman due to a wind down of a major project partially offset by increases in other countries in the region.  The decrease in revenues in the United States occurred primarily in the Northeast region and was partially offset by increases in the Southern and Southeast regions.  In Latin America, the decrease was primarily in Brazil where revenues decreased by $1,817,000 as the economic conditions in the region continue to limit available work.  The decrease in Asia/Pacific occurred primarily in India and Afghanistan.

Direct expenses (dollars in thousands)

	Three Months Ended March 31,
	2017			2016			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$33,156	42.2%	68.0%	$31,563	33.8%	69.8%	$1,593	5.0%
Latin America	1,960	2.5	64.4	3,292	3.5	63.2	(1,332)	(40.5)
Europe	6,900	8.8	67.7	6,295	6.7	64.5	605	9.6
Middle East	31,937	40.7	69.8	45,497	48.8	69.3	(13,560)	(29.8)
Africa	3,205	4.1	56.1	4,336	4.6	67.8	(1,131)	(26.1)
Asia/Pacific	1,351	1.7	50.8	2,318	2.5	50.0	(967)	(41.7)
Total	$78,509	100.0%	67.6%	$93,301	100.0%	68.2%	$(14,792)	(15.9)%

Direct expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. The decrease in direct expenses occurred primarily in the Middle East direct labor due to lower revenues. Direct expense in the United States increased due increased revenues partially offset by the mix of internal labor and subcontractor utilization.

Gross Profit (dollars in thousands)

	Three Months Ended March 31,
	2017			2016			Change
	(As restated)			(As restated)
			% of			% of
			Revenue			Revenue
United States/Canada	$15,580	41.4%	32.0%	$13,677	31.4%	30.2%	$1,903	13.9%
Latin America	1,083	2.9	35.6	1,915	4.4	36.8	(832)	(43.4)
Europe	3,290	8.7	32.3	3,469	8.0	35.5	(179)	(5.2)
Middle East	13,839	36.8	30.2	20,159	46.2	30.7	(6,320)	(31.4)
Africa	2,510	6.7	43.9	2,059	4.7	32.2	451	21.9
Asia/Pacific	1,309	3.5	49.2	2,319	5.3	50.0	(1,010)	(43.6)
Total	$37,611	100.0%	32.4%	$43,598	100.0%	31.8%	$(5,987)	(13.7)%

The decrease in gross profit included decreases in the Middle East, Latin America and Asia/Pacific due to the decreases in revenues partially offset by increases in the United States due to lower subcontractor costs.  The overall gross profit percentage increased to 32.4% in 2017 from 31.8% in 2016 with higher margins in the United States and Africa.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change
	(As restated)		(As restated)
		% of		% of
		Revenue		Revenue
United States	$11,306	23.2%	$10,848	24.0%	$458	4.2%
Latin America	1,456	47.8	1,020	19.6	436	42.7
Europe	1,874	18.4	1,955	20.0	(81)	(4.1)
Middle East	7,037	15.4	9,617	14.6	(2,580)	(26.8)
Africa	1,730	30.3	4,208	65.8	(2,478)	(58.9)
Asia/Pacific	1,151	43.3	1,597	34.4	(446)	(27.9)
Corporate	8,909	7.7	8,548	6.2	361	4.2
Total	$33,463	28.8%	$37,793	27.6%	$(4,330)	(11.5)%

The decrease in selling, general and administrative expenses was primarily due to the following:

•                  A decrease of $1,796,000 in bad debt expense for decreased reserves for certain accounts receivable due primarily to the Middle East region;

•                  A decrease of $1,259,000 in unapplied and indirect labor due primarily to reductions in staff in the United Arab Emirates, Saudi Arabia and Latin America regions and increased utilization in the United States; and

•                  A net decrease in costs incurred for foreign currency translation adjustments of $925,000.

Operating Profit (Loss) (dollars in thousands)

	Three Months Ended March 31,
	2017		2016		Change
	(As restated)		(As restated)
		% of		% of
		Revenue		Revenue
United States/Canada	$4,274	8.8%	$2,829	6.3%	$1,445	51.1%
Latin America	(373)	(12.3)	895	17.2	(1,268)	(141.7)
Europe	1,416	13.9	1,514	15.5	(98)	(6.5)
Middle East	6,802	14.9	10,542	16.1	(3,740)	(35.5)
Africa	780	13.6	(2,149)	(33.6)	2,929	(136.3)
Asia/Pacific	124	4.7	737	15.9	(613)	(83.2)
Corporate cost	(8,909)	—	(8,548)	—	(361)	4.2
Total	$4,114	3.5%	$5,820	4.3%	$(1,706)	(29.3)%

The decrease in operating profit was primarily due to the decrease in revenues in the Middle East and Latin America, partially offset by an increase in the United States due to increased utilization and lower subcontractor costs.  Lower direct expenses incurred in Africa more than offset lower revenues to produce a higher operating profit in 2017.  Corporate expenses increased by $361,000 primarily due to an increase in foreign currency translation adjustments, and represented 7.7% of revenues in 2017 compared to 6.2% of revenues in 2016.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $121,000 to $749,000 for the three months ended March 31, 2017 as compared with $628,000 for the three months ended March 31, 2016.  With the sale of our Construction Claims Group, we paid down and terminated our Secured Credit Facilities (See Notes 10 and 19).  Accordingly, we have allocated approximately $3,095,000 and $2,769,000 of interest expense to discontinued operations for the three month periods ended March 31, 2017 and 2016, respectively.

Income Taxes

For the three months ended March 31, 2017 and 2016, the Company recognized income tax expense of $1,349,000 and $456,000, respectively. The income tax expense in both periods was related to the pre-tax income generated from foreign operations without recognizing an income tax benefit related to the U.S. net operating loss which management believes the Company will not be able to utilize.

The effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were 40.1% and 8.8%, respectively. The change in the Company’s effective tax rate in 2017 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net (Loss) Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the quarter ended March 31,2017 was $2,354,000, or ($0.05) per diluted common share based on 51,860,000 diluted common shares outstanding, as compared to net earnings in the first quarter of 2016 of $3,504,000, or $0.07 per diluted common share based upon 51,722,000 diluted common shares outstanding. Earnings from continuing operations for the three months ended March 31, 2017 was $2,016,000 or $0.04 per diluted share, compared to net earnings from continuing operations of $4,736,000, or $0.09 per diluted share, for the three months ended March 31, 2016.

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

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(As restated)	(As restated)

Net earnings from continuing operations	$2,016	$4,736
Interest expense, net	749	628
Income tax expense	1,349	456
Depreciation and amortization	1,595	1,906
EBITDA	$5,709	$7,726

Liquidity and Capital Resources

At March 31, 2017, our primary sources of liquidity consisted of $20,413,000 of cash and cash equivalents, of which $17,105,000 was on deposit in foreign locations, and $2,134,000 of available borrowing capacity under our various credit facilities. See Note 10 to our consolidated financial statements for a description of our credit facilities and term loan and Note 19 to our consolidated financial statements for a discussion of our new credit facility arising concurrently with the sale of our Construction Claims Group. We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations. As a result of our not filing the Quarterly Report on Form 10-Q for the period ended June 30, 2017 within the time frame required by our lenders, we were not in compliance with the requirements of our Revolving Credit Facilities. We received a waiver regarding our non-compliance with such requirements, which also established new dates to file delinquent periodic reports. We are in discussions with our lenders regarding a waiver and extension of the required filing period. If market opportunities exist, we intend to undertake financing actions to increase our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives.  See “Sources of Additional Capital” for further information.

The amount of revenue attributable to operations in the Middle East and Africa is approximately $51,491,000 of total consolidated revenue as of March 31, 2017. We continue to experience a slowdown in collections from our clients in the Middle East primarily due to the drop in oil prices. This has put a considerable strain on our liquidity. As a result, we have had to rely heavily on debt and equity transactions to fund our operations and we may continue our reliance on debt and equity transactions for our liquidity needs over the next year.

In 2012, we commenced operations on the Oman Airport project with the Ministry of Transport and Communications (“MOTC”).  The original contract term was to expire in November 2014.  In October 2014, we applied for a twelve-month extension of time amendment (“first extension”), which was subsequently approved in March 2016, and we continued to work on the Oman Airport project.  We began to experience delays in payments during the second quarter of 2015 when MOTC commenced its formal review and certification of our invoices. In December 2015, we began discussions with the

MOTC on a second extension of time amendment (“second extension”) and have since commenced additional work, which we expect to last through approximately June 2018.  When the MOTC resumed payments in 2016, we received approximately $42,000,000 during 2016 and approximately $12,728,000 through April 2017. At March 31, 2017, accounts receivable from the Oman Airport totaled approximately $29,200,000.  Approximately $18,700,000 was past due based on contractual terms. During 2017, the Company began new discussions with MOTC for a further extension of time amendment (“third extension”) up to April 2018, which was provisionally approved in May 2017. Additionally, the Company has proposed to the client a fourth extension of time amendment up to August 2018. Although MOTC has not made timely payments under the contractual terms of the first extension and second extension amendments, we have received full payment under the first extension and believe that the same will hold true for the second extension as there is no evidence to the contrary. There are multiple indicators that we will receive payment as Oman is a wealthy, stable and solvent country which recently raised funds in the capital markets to help finance its budget. The MOTC has certified the past due invoices and the MOTC has indicated that it is committed to paying its obligations to us.

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

Hill Spain has a credit agreement with three banks. The aggregate outstanding loan balances with the three banks was €2,623,000 (approximately $2,803,000) at March 31, 2017. The facility was fully utilized at March 31, 2017. Interest rates at March 31, 2017 were between 1.85% and 3.50%. The loans have varying expiration dates between 36 and 60 months.

Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2017, we had approximately $50,199,000 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Three Months Ended March 31, 2017

For the three months ended March 31, 2017, our cash and cash equivalents decreased by $5,224,000 to $20,413,000. Cash used in operations was $16,089,000, cash used in investing activities was $495,000 and cash provided by financing activities was $10,725,000. We also experienced an increase in cash of $635,000 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $16,089,000 for the three months ended March 31, 2017. This compares to cash provided by operating activities of $843,000 for the three months ended March 31, 2016. We had a consolidated net loss for the three months ended March 31, 2017 amounting to ($2,235,000) compared to net earnings of $3,493,000 for the three months ended March 31, 2016.  Depreciation and amortization was $1,595,000 during the three months ended March 31, 2017 compared to $1,906,000 during the first three months ended March 31, 2016; the decrease in this category in 2017 versus

2016 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

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

Investing Activities

Net cash used in investing activities was $495,000 which was used to purchase leasehold improvements, computers, office equipment, furniture and fixtures.

Financing Activities

Net cash provided by financing activities was $10,725,000. We received $10,990,000 from borrowings under our various credit facilities. We repaid $314,000 against the 2014 Term Loan Facility and $14,000 against the low interest Philadelphia Industrial Development Corporation loan. We received $49,000 from purchases under our Employee Stock Purchase Plan.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 5 to the consolidated financial statements in Item 8 of Form 10K/A (Amendment No. 2) for the year ended December 31, 2016 filed with the SEC on May 4, 2018.There have been no new pronouncements impacting our consolidated financial statements since that filing.

Quarterly Fluctuations

Our operating results vary from period to period as a result of the timing of projects and assignments. We do not believe that our business is seasonal.

Subsequent Events

In addition to the items listed in Note 19 of the financial statements, the following items occurred subsequent to the original filing of the March 31, 2017 Form 10-Q.

Appointment of Interim Chief Executive Officer

Effective as of the date of Mr. Richter’s resignation, Paul J. Evans, a member of the Board, commenced serving as the Interim Chief Executive Officer of the Company and is expected to serve in such capacity until a successor for Mr. Richter is appointed. On May 10, 2017, the Board, upon recommendation of the Compensation Committee, approved the following compensation terms for Mr. Evans: (1) A monthly base salary in the amount of $60,000; (2) A target incentive award at the rate of $50,000 per month of service (including any partial month), which will be paid to Mr. Evans upon completion of his service as Interim Chief Executive Officer and only upon the achievement of targets set by the Board based upon the following: (a) One third (1/3) based on the retention of key employees of the Company as measured on the last day of Mr. Evans’ service as Interim Chief Executive Officer. (b) One third (1/3) based on achieving a forecasted liquidity metric (c) One third (1/3) based on achieving a cost savings annual run rate, excluding any one-time items. (3) A monthly grant of Company stock valued at $80,000 per month during Mr. Evans’ term of service as Interim Chief Executive Officer.  At the end of each month during such period, Mr. Evans will be entitled to $80,000 worth of Company stock based on the closing price of the Company’s common stock on the last trading day of the month.  The aggregate number of shares earned by Mr. Evans will be delivered on the last day of Mr. Evans’ service as Interim Chief Executive Officer. (4) Mr. Evans shall receive a monthly living expense before tax allowance of $5,000 while serving as Interim Chief Executive Officer. (5) Mr. Evans shall be entitled to all benefits of employment provided to other employees of the Company in executive positions. (6) Mr. Evans shall not be entitled to receive compensation for serving on the Board of Directors of the Company while serving as the Interim Chief Executive Officer.

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

Finalization of ESA Put Option

The Company settled negotiations with the minority shareholders of ESA in November 2017 and February 2018. The shareholders agreed to a reduced total payment of BRL 6,084,000 (approximately $1,873,000). The Company made an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2017 of BRL 4,475,000 (approximately $1,365,000) and on March 31, 2018 of BRL 3,146,000 (approximately $953,000) to record the final transaction amounts.

Resignation of Regional President (Middle East) and Appointment of Successor

On April 19, 2018, Abdo E. Kardous, formerly Hill’s Senior Vice President and Managing Director for the Asia/Pacific Region, assumed the post of Regional President for the Middle East. Mr. Kardous replaced Mohammed Al Rais, who resigned his position with the company as of April 19, 2018.

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

At March 31, 2017, our backlog, as restated (See Note 2 Item B), was approximately $884,702,000 compared to approximately $841,253,000 at December 31, 2016. Our net bookings during the first quarter of 2017 of $159,569,000 equates to a book-to-bill ratio of 137.4%, which exceeds our goal of at least 110%.  During the first quarter of 2017, we were awarded significant new contracts in the Middle East, Europe and the United States.  We estimate that approximately $324,600,000, or 36.7% of the backlog at March 31, 2017, will be recognized over the next twelve months.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region (in thousands):

	Total Backlog		12-Month Backlog

As of March 31, 2017 (As restated):
United States/Canada	$457,695	51.7%	$124,053	38.2%
Latin America	9,000	1.0	7,000	2.2
Europe	58,065	6.6%	26,025	8.0
Middle East	301,942	34.1%	139,547	43.0
Africa	51,000	5.8	22,000	6.8
Asia/Pacific	7,000	0.8	6,000	1.8
Total	$884,702	100.0%	$324,625	100.0%

As of December 31, 2016 (As restated):
United States/Canada	$459,000	54.6%	$141,000	41.7%
Latin America	10,000	1.2	8,000	2.4
Europe	38,225	4.5	26,091	7.7
Middle East	284,028	33.7	133,030	39.3
Africa	42,000	5.0	22,000	6.5
Asia/Pacific	8,000	1.0	8,000	2.4
Total	$841,253	100.0%	$338,121	100.0%

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2016 Annual Report on Form 10-K/A (Amendment No.2) for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2016 Annual Report on Form 10-K/A (Amendment No. 2).

Item 4.   Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In connection with filing the Original Form 10-Q, our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer concluded that due to on-going remediation associated with the material weaknesses identified in our 2016 Form 10-K, our disclosure controls and procedures were ineffective as of such date to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 8 of the 2016, Annual Report on Form10-K/A(Amendment No. 2), management reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2016, Annual Report on Form10-K/A (Amendment No. 2), our disclosure controls and procedures remained ineffective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2016 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2016 Annual Report on Form 10-K/A (Amendment No. 2).

(b) Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2017, and, other than those remediation efforts described in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31,

2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Therefore, while there were no changes, other than the items discussed in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), our internal control over financial reporting in the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q/A.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 18 — Commitments and Contingencies, General Litigation.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2016 Annual Report on Form 10-K/A (Amendment No. 2).

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

Hill International, Inc.

Dated: May 8, 2018	By:	/s/ Paul J. Evans
Paul J. Evans
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2018	By:	/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)