Form 10-Q
period 2017-06-30
Hill International, Inc.
filed 2018-06-22
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Explanatory Note

On May 8, 2018, the Hill International Inc. (the "Company") filed its Annual Report on Form 10-K/A Amendment No. 2 which amended and restated the Company’s financial statements as of December 31, 2016, and for each of the three years in the period ended December 31, 2016 and the related notes thereto originally filed on Form 10-K with the SEC on March 31, 2017. This Form 10-Q amends the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and the related notes thereto, included on Form 10-Q filed on August 5, 2016 (“Prior Filing”).

This restatement in this Form 10-Q ("Restatement") reflects the correction of the following errors identified subsequent to the filing of the Prior Filing:

A.
The Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with U. S. generally accepted accounting principles ("US GAAP"). The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive loss instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.”

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

The following sections in the Prior Filing have been revised to reflect the Restatement:

·                  Part I - Item - 1. Financial Statements.
·                  Part I - Item - 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
·                  Part I - Item - 3. Quantitative and Qualitative Disclosures About Market Risk.
·                  Part I - Item - 4. Controls and Procedures.
·                  Part II - Item - 1A. Risk Factors.

The unaudited interim financial statements for the quarter ended June 30, 2016 does not reflect adjustments for events occurring after the filing of the Prior Filing except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 1 to the accompanying consolidated financial statements, set forth in Item 1 of this Form 10-Q, for additional information.

See “Item 9A — Controls and Procedures” to the Company’s Amended Form 10-K/A filed on May 8, 2018 that discloses additional material weaknesses in the Company’s internal controls associated with the restatement, as well as management’s restated conclusion that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. As disclosed therein, management is currently developing and implementing the changes needed in the Company’s internal control over financial reporting to remediate these material weaknesses. These changes are still in the process of being implemented.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it the Company's intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning the Company's plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

These forward-looking statements are based on the Company's current expectations, estimates and assumptions and are subject to certain risks and uncertainties. Although the Company believes that the expectations, estimates and assumptions reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.

Those forward-looking statements may concern, among other things:

•	The markets for the Company's services;

•	Projections of revenues and earnings, anticipated contractual obligations, funding requirements or other financial items;

•	Statements concerning the Company's plans, strategies and objectives for future operations; and

•	Statements regarding future economic conditions or the Company's performance.

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10K/A;

•	Unfavorable global economic conditions may adversely impact its business;

•	Backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	The Company may incur difficulties in implementing the Profit Improvement Plan;

•	The Company's expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties;

•	Difficulties that may incur in implementing the Company's acquisition strategy; and

•	The need to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•	Unexpected delays in collections from clients, particularly those located in the Middle East;

•	Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

The Company does not intend, and undertakes no obligation to, update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q/A, in our other filings with the SEC or in materials incorporated therein by reference.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Assets
Cash and cash equivalents	$16,738	$25,637
Cash - restricted	4,470	4,312
Accounts receivable, less allowance for doubtful accounts of $66,941 and $71,082	160,656	164,844
Accounts receivable - affiliates	8,402	5,712
Prepaid expenses and other current assets	7,770	7,751
Income tax receivable	4,723	3,554
Current assets held for sale	—	54,651
Total current assets	202,759	266,461
Property and equipment, net	14,880	16,389
Cash - restricted, net of current portion	1,160	313
Retainage receivable	18,112	17,225
Acquired intangibles, net	4,965	6,006
Goodwill	51,942	50,665
Investments	4,466	3,501
Deferred income tax assets	3,695	3,200
Other assets	5,500	4,224
Non-current assets held for sale	—	32,091
Total assets	$307,479	$400,075
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$4,532	$1,983
Accounts payable and accrued expenses	87,384	85,680
Income taxes payable	9,691	4,874
Current portion of deferred revenue	5,334	12,943
Other current liabilities	9,982	8,157
Current liabilities held for sale	—	25,888
Total current liabilities	116,923	139,525
Notes payable and long-term debt, net of current maturities	32,374	142,120
Retainage payable	1,071	961
Deferred income taxes	2,670	560
Deferred revenue	15,866	22,804
Other liabilities	18,624	12,666
Non-current liabilities held for sale	—	5,087
Total liabilities	187,528	323,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 59,076 shares and 58,835 shares issued at June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	194,491	190,353
Accumulated deficit	(39,802)	(81,349)
Accumulated other comprehensive loss	(6,681)	(4,611)
	148,014	104,399
Less treasury stock of 6,977 shares at June 30, 2017 and December 31, 2016, respectively	(30,041)	(30,041)
Hill International, Inc. share of equity	117,973	74,358
Noncontrolling interests	1,978	1,994
Total equity	119,951	76,352
Total liabilities and stockholders’ equity	$307,479	$400,075
 See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Revenues	$125,436	$132,709	$241,556	$269,608
Direct expenses	86,807	92,354	165,316	185,655
Gross profit	38,629	40,355	76,240	83,953
Selling, general and administrative expenses	40,074	34,323	73,537	72,116
Share of (profit) loss of equity method affiliates	(82)	31	(48)	16
Operating (loss) profit	(1,363)	6,001	2,751	11,821
Interest and related financing fees, net	282	576	1,031	1,204
(Loss) Earnings before income taxes	(1,645)	5,425	1,720	10,617
Income tax (benefit) expense	(649)	2,749	700	3,205
(Loss) Earnings from continuing operations	(996)	2,676	1,020	7,412
Discontinued operations:
Loss from discontinued operations, net of tax	(7,301)	(574)	(11,552)	(1,817)
Gain on disposal of discontinued operations, net of tax	52,195	—	52,195	—
Total gain (loss) from discontinued operations	44,894	(574)	40,643	(1,817)
Net earnings	43,898	2,102	41,663	5,595
Less: net earnings (loss) - noncontrolling interests	1	(28)	120	(39)
Net earnings attributable to Hill International, Inc.	$43,897	$2,130	$41,543	$5,634

Basic (loss) earnings per common share from continuing operations	$(0.02)	$0.05	$0.02	$0.14
Basic loss per common share from discontinued operations	(0.14)	(0.01)	(0.22)	(0.03)
Basic gain on disposal of discontinued operations, net of tax	1.00	—	1.00	—
Basic earnings per common share - Hill International, Inc.	$0.84	$0.04	$0.80	$0.11
Basic weighted average common shares outstanding	51,952	51,727	51,906	51,679

Diluted (loss) earnings per common share from continuing operations	$(0.02)	$0.05	$0.02	$0.14
Diluted loss per common share from discontinued operations	(0.14)	(0.01)	(0.22)	(0.03)
Diluted gain on disposal of discontinued operations, net of tax	1.00	—	0.99	—
Diluted earnings per common share - Hill International, Inc.	$0.84	$0.04	$0.79	$0.11
Diluted weighted average common shares outstanding	51,952	51,948	52,468	51,777

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net earnings	$43,898	$2,102	$41,663	$5,595
Foreign currency translation adjustment, net of tax	(644)	581	(2,202)	578
Other, net	—	22	—	56
Comprehensive earnings (loss)	43,254	2,705	39,461	6,229
Comprehensive loss attributable to non-controlling interests	(135)	(810)	(16)	(1,520)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$43,389	$3,515	$39,477	$7,749

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
		(As restated)
Cash flows from operating activities:
Net earnings	$41,663	$5,595
Loss from discontinued operations	11,552	1,817
Gain on sale of discontinued operations, net of taxes (see note 2)	(52,195)	—
Earnings from continuing operations	1,020	7,412
Adjustments to reconcile net earnings to net cash provided by (used in):
Depreciation and amortization	3,255	4,209
Provision for bad debts	215	3,370
Amortization of deferred loan fees	597	889
Deferred tax benefit	332	(312)
Stock based compensation	2,435	1,175
Unrealized foreign exchange losses on intercompany balances	1,122	2,117
Changes in operating assets and liabilities:
Restricted cash	(995)	565
Accounts receivable	3,973	3,485
Accounts receivable - affiliate	(2,684)	(2,321)
Prepaid expenses and other current assets	343	1,567
Income taxes receivable	(832)	(410)
Retainage receivable	414	(12,714)
Other assets	(4,080)	6,211
Accounts payable and accrued expenses	(7,651)	(11,261)
Income taxes payable	(5,691)	(3,532)
Deferred revenue	(14,470)	7,374
Other current liabilities	2,631	2,196
Retainage payable	108	530
Other liabilities	9,042	1,545
Net cash (used in) provided by continuing operations	(10,916)	12,095
Net cash provided by (used in) discontinued operations	(2,895)	(4,535)
Net cash (used in) provided by in operating activities	(13,811)	7,560

Cash flows from investing activities:
Purchases of business	(123)	(58)
Payments for purchase of property and equipment	(1,574)	(231)
Net cash used in investing activities of continuing operations	(1,697)	(289)
Net cash provided by (used in) investing activities of discontinued operations	129,247	(566)
Net cash provided by (used in) investing activities	127,550	(855)

Cash flows from financing activities:
Payments on term loans	—	(600)
Proceeds from term loans	30,000	—
Net (payments) borrowings on revolving loans	(26,605)	348
Pay-off and termination of term loan	(117,494)	—
Payments on Philadelphia Industrial Development Corporation loan	(14)	(23)
Dividends paid to noncontrolling interest	(18)	(109)
Payments of financing fees	(4,038)	—
Proceeds from stock issued under employee stock purchase plan	115	10
Proceeds from exercise of stock options	735	204
Net cash used in financing activities	(117,319)	(170)
Effect of exchange rate changes on cash	(5,319)	(5,702)
Net (decrease) increase in cash and cash equivalents	(8,899)	833
Cash and cash equivalents — beginning of period	25,637	24,089
Cash and cash equivalents — end of period	$16,738	$24,922

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
On May 8, 2018, the Company filed its Annual Report on Form 10-K/A for the year ended December 31, 2016, which amended the Company’s audited consolidated financial statements for each of the years ended December 31, 2016, 2015 and 2014 and the related notes thereto. This Form 10-Q amends the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and the related notes thereto, included on Form 10-Q filed on August 8, 2016 (“Prior Filing”). The Restatement reflects the correction of the following errors identified for the three and six months ended June 30, 2016 subsequent to the Prior Filing and the impact of restating the three months ended March 31, 2017 on the six months ended June 30, 2017:
A. In connection with the accounting for the May 2017 sale of its Construction Claims Group, the Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.” As a result of these corrections, selling, general and administrative (“SG&A”) expenses increased $270 and $476 for the three and six months ended June 30, 2016, respectively and decreased $1,813 for the six months ended June 30, 2017.

B. The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on nine long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35-15-3D states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition. The corrections to properly apply U.S. GAAP to the identified contracts resulted in an increase of $1,574 to revenues for the three months ended June 30, 2016 and increases of $3,130 and $4,155 to revenues for the six months ended June 30, 2017 and 2016, respectively.

C. The Company discovered that it had not properly performed the required impairment testing of amortizable intangible assets in accordance with US GAAP in that certain assets no longer in use were not identified and impaired. In addition, an improper useful life was used for some of the Company’s internally developed software assets resulting in an improper amount of amortization expense being recorded in previous periods. The net effect of correcting these errors resulted in a $29 increase in SG&A expense for the six months ended June 30, 2017 and increases of $27 and $55 in SG&A expense for the three and six months ended June 30, 2016, respectively.

D. The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts. The net corrections of these transactions resulted in a $710 and $762 decrease in revenues for the three and six months ended June 30, 2016, respectively and a $5,421 increase in revenues for the six months ended June 30, 2017; a $5,305 increase in direct expenses for the six months ended June 30, 2017; a decrease of $1,670 and $2,509 in SG&A expenses for the three and six months ended June 30, 2016, respectively and an increase of $473 in SG&A expenses for the six month ended June 30, 2017; a $415 and a $830 increase in interest expense for the three and six months ended June 30, 2016; a $1,593 and $2,399 increase in net loss from discontinued operations for the three and six months ended June 30, 2016, respectively and a $504 decrease in net loss from discontinued operations for the six months ended June 30, 2017; and a $15 and $30 decrease in earnings from noncontrolling interest for the three and six months ended June 30, 2016, respectively and a $58 increase in earnings from noncontrolling interest for the six months ended June 30, 2017. In conjunction with the sale of the construction claims group, interest expense of $415 and $830 for the three and six months ended June 30, 2016, respectively, and interest expense of $552 for the six months ended June 30, 2017 was reclassified from continuing operations to discontinued operations.

E. Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was an increase in income tax expense of $18 and $308 for the three and six months ended June 30, 2016, respectively and an increase in income tax expense of $695 for the six months ended June 30, 2017.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 30, 2016
(in thousands, except per share data)

	As Previously
	Reported	Adjustment	As Restated	Reference

Revenues	$131,845	$864	$132,709	B, D
Direct expenses	92,354	—	92,354
Gross profit	39,491	864	40,355
Selling, general and administrative expenses	35,695	(1,372)	34,323	A, C, D
Share of loss of equity method affiliates	31	—	31
Operating profit	3,765	2,236	6,001
Interest and related financing fees, net	161	415	576	D
Earnings before income taxes	3,604	1,821	5,425
Income tax expense	2,731	18	2,749	E
Earnings from continuing operations	873	1,803	2,676
Loss (earnings) from discontinued operations	604	(1,178)	(574)	D
Net earnings	1,477	625	2,102
Less: net loss - noncontrolling interests	(13)	(15)	(28)	D
Net earnings attributable to Hill International, Inc.	$1,490	$640	$2,130

Basic earnings per common share from continuing operations	$0.02	$0.03	$0.05
Basic loss (earnings) per common share from discontinued operations	0.01	(0.02)	(0.01)
Basic earnings per common share - Hill International, Inc.	$0.03	$0.01	$0.04
Basic weighted average common shares outstanding	51,727	—	51,727

Diluted earnings per common share from continuing operations	$0.02	$0.03	$0.05
Diluted loss (earnings) per common share from discontinued operations	0.01	(0.02)	(0.01)
Diluted earnings per common share - Hill International, Inc.	$0.03	$0.01	$0.04
Diluted weighted average common shares outstanding	51,948	—	51,948

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2016
(in thousands, except per share data)

	As Previously
	Reported	Adjustment	As Restated	Reference

Revenues	$266,215	$3,393	$269,608	B, D
Direct expenses	185,655	—	185,655
Gross profit	80,560	3,393	83,953
Selling, general and administrative expenses	74,093	(1,977)	72,116	A, C, D
Share of loss of equity method affiliates	16	—	16
Operating profit	6,451	5,370	11,821
Interest and related financing fees, net	374	830	1,204	D
Earnings before income taxes	6,077	4,540	10,617
Income tax expense	2,897	308	3,205	E
Earnings from continuing operations	3,180	4,232	7,412
Loss from discontinued operations	(249)	(1,568)	(1,817)	D
Net earnings	2,931	2,664	5,595
Less: net loss - noncontrolling interests	(9)	(30)	(39)	D
Net earnings attributable to Hill International, Inc.	2,940	2,694	5,634

Basic earnings per common share from continuing operations	$0.06	$0.08	$0.14
Basic loss per common share from discontinued operations	—	(0.03)	(0.03)
Basic earnings per common share - Hill International, Inc.	$0.06	$0.05	$0.11
Basic weighted average common shares outstanding	51,679	—	51,679

Diluted earnings per common share from continuing operations	$0.06	$0.08	$0.14
Diluted loss per common share from discontinued operations	—	(0.03)	(0.03)
Diluted (loss) earnings per common share - Hill International, Inc.	$0.06	$0.05	$0.11
Diluted weighted average common shares outstanding	51,777	—	51,777

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended June 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated	Reference

Net earnings	$1,477	$625	$2,102	A, B, C, D, E
Foreign currency translation adjustment, net	(53)	634	581	A, B, C, D
Other, net	22	—	22
Comprehensive loss	$1,446	$1,259	$2,705
Comprehensive loss attributable to noncontrolling interest	(603)	(207)	(810)
Comprehensive loss attributable to Hill International Inc.	$2,049	1,466	$3,515

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated	Reference

Net earnings	$2,931	$2,664	$5,595	A, B, C, D, E
Foreign currency translation adjustment, net	381	197	578	A, B, C, D
Other, net	56	—	56
Comprehensive loss	$3,368	$2,861	6,229
Comprehensive loss attributable to noncontrolling interest	(1,355)	(165)	(1,520)
Comprehensive loss attributable to Hill International Inc.	$4,723	$3,026	$7,749

In addition to the items noted above as part of the Restatement, the Company identified departures from US GAAP in its historical preparation and presentation of its statement of cash flows. The Company did not report its cash flows in the reporting currency equivalent of foreign currency using the exchange rates in effect at the time of the cash flows, or an appropriate average rate to approximate the rates in effect at the time of the cash flows. The impact of properly preparing a cash flow statement in each functional currency, translating the cash flow statement using the appropriate rate in effect at the time of a transaction, or substantially equivalent average rate for the period, and consolidation of the individual functional currency cash flows, as prescribed by the guidance in ASC 230, is depicted in the table below. The adjustments noted in the cash flow statements that follow are both a result of items “A” through “E” explained above, as well as the foreign currency effect from cash flow statements prepared in functional currency and appropriately translated.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
Six Months Ended June 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net earnings	$2,931	$2,664	$5,595
Loss from discontinued operations	—	1,817	1,817
Earnings from continuing operations	2,931	4,481	7,412
Adjustments to reconcile net earnings to net cash provided by (used in):
Depreciation and amortization	5,200	(991)	4,209
Provision for bad debts	3,326	44	3,370
Amortization of deferred loan fees	889	—	889
Deferred tax benefit	605	(917)	(312)
Stock based compensation	1,257	(82)	1,175
Unrealized foreign exchange losses on intercompany balances	—	2,117	2,117
Changes in operating assets and liabilities:
Restricted cash	633	(68)	565
Accounts receivable	7,237	(3,752)	3,485
Accounts receivable - affiliate	(2,208)	(113)	(2,321)
Prepaid expenses and other current assets	844	723	1,567
Income taxes receivable	(622)	212	(410)
Retainage receivable	(12,714)	—	(12,714)
Other assets	4,104	2,107	6,211
Accounts payable and accrued expenses	(11,060)	(201)	(11,261)
Income taxes payable	(5,013)	1,481	(3,532)
Deferred revenue	5,546	1,828	7,374
Other current liabilities	1,116	1,080	2,196
Retainage payable	68	462	530
Other liabilities	430	1,115	1,545
Net cash provided by continuing operations	2,569	9,526	12,095
Net cash used in discontinued operations	—	(4,535)	(4,535)
Net cash provided by in operating activities	2,569	4,991	7,560

Cash flows from investing activities:
Purchases of business	—	(58)	(58)
Payments for purchase of property and equipment	(783)	552	(231)
Net cash used in investing activities of continuing operations	(783)	494	(289)
Net cash used in investing activities of discontinued operations	—	(566)	(566)
Net cash used in investing activities	(783)	(72)	(855)

Cash flows from financing activities:
Payments on term loans	(600)	—	(600)
Net borrowings on revolving loans	348	—	348
Payments on Philadelphia Industrial Development Corporation loan	(27)	4	(23)
Dividends paid to noncontrolling interest	(111)	2	(109)
Proceeds from stock issued under employee stock purchase plan	10	—	10
Proceeds from exercise of stock options	204	—	204
Net cash used in financing activities	(176)	6	(170)
Effect of exchange rate changes on cash	(777)	(4,925)	(5,702)
Net increase in cash and cash equivalents	833	—	833
Cash and cash equivalents — beginning of period	24,089	—	24,089
Cash and cash equivalents — end of period	$24,922	$—	$24,922

Note 2 - Discontinued Operations and Sale of Business Unit

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group (the "Claims Group") by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. for a total purchase price of $140,000 in cash reduced by assumed indebtedness and certain other items, as set forth in the Agreement.

The Claims Group sale closed on May 5, 2017 with an effective date of April 30, 2017 for a total purchase price of $140,000 in cash less: (1) an estimated working capital adjustment at closing amounting to approximately $8,449; and (2) approximately $2,187 of assumed indebtedness. In addition, the Company was required to provide a $3,750 letter of credit into escrow in order to secure certain of the Company’s indemnification obligations for 12 months following closing. The funds provided by the sale of the Construction Claims Group and the cash received upon the draw down under the 2017 Term Loan Facility and the amended Revolving Credit Facilities (described below) were required to be used as follows: (a) $117,000 to pay off the 2014 Term Loan Facility; (b) approximately $8,793 to pay down the International Revolver; and (c) approximately $1,214 to pay accrued interest and certain bank fees. The remaining proceeds along with a portion of the proceeds from the 2017 Term Loan were used to pay down the $25,000 U.S. Revolver.

The Company entered into a transition services agreement (the “TSA”) and certain other agreements with the Purchasers that governs the relationships between the Purchasers and the Company following the Claims Group sale. Pursuant to the TSA, the Company provides the Purchasers with certain specified services on a transitional basis for periods up to six months following the Claims Group sale, including support in areas such as facilities, finance, human resources, legal, marketing, technology and treasury. In addition, the Company granted the Purchasers a license to use certain office premises as specified in the TSA. The TSA also outlines the services that the Purchasers provides to the Company for a period of up to six months following the Claims Group sale, including support in areas such as finance, legal and treasury. The charges for the transition services and licensed premises generally allows the providing company to recover the incremental costs and expenses it actually incurs in connection with providing the services and premises apart from the provision of certain services that will be provided at no cost for terms specified in the TSA.

As of April 30, 2017, the assets and liabilities of the Claims Group were reflected as held for sale in the Company’s Consolidated Balance Sheets, and the operating results and cash flows of the Claims Group were reflected as discontinued operations in the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Earnings, and Consolidated Statements of Cash Flows for all periods presented.

The carrying amounts of assets and liabilities of the discontinued operations of the Claims Group that were classified as held for sale are as follows (in thousands):

	April 30, 2017	December 31, 2016

Accounts receivable, net	$47,611	$50,892
Prepaid expenses and other current assets	3,153	3,064
Income taxes receivable	—	695
Total current assets classified as held for sale	$50,764	$54,651

Property and equipment, net	5,786	4,617
Acquired intangibles, net	3,289	3,397
Goodwill	23,454	23,461
Investments	5	6
Other assets	2,860	610
Total non-current assets classified as held for sale	$35,394	$32,091

Accounts payable and accrued expenses	15,960	21,539
Income taxes payable	(17)	92
Deferred revenue	—	1,562
Other current liabilities	15,867	2,695
Total current liabilities classified as held for sale	$31,810	$25,888

Deferred income taxes	—	385
Deferred revenue	92	1,012
Retained Earnings	—	457
Other liabilities	1,257	3,233
Total non-current liabilities classified as held for sale	$1,349	$5,087

Net Assets	$52,999	55,767

The line items constituting earnings from discontinued operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016	2017 (1)	2016
		(As restated)		(As restated)
Revenues	$18,119	$43,821	$62,149	$85,706
Direct expenses	9,377	20,369	31,339	40,047
Gross profit	8,742	23,452	30,810	45,659
Selling, general and administrative expenses (2)	10,155	20,617	33,147	40,783
Operating (loss) profit	(1,413)	2,835	(2,337)	4,876
Interest and related financing fees, net (3)	5,763	2,762	8,858	5,531
Loss before gain on disposal and income taxes	(7,176)	73	(11,195)	(655)
Pretax gain on the disposal of discontinued operations (4)	61,443	—	61,443	—
Earnings from discontinued operations before income taxes	54,267	73	50,248	(655)
Income tax expense (5)	9,373	647	9,605	1,162
Net gain (loss) from discontinued operations	$44,894	$(574)	$40,643	$(1,817)

(1)	Results of operations for the Claims Group are reflected through April 30, 2017, the effective closing date of the Claims Group sale.

(2)	No amortization or depreciation expense was recorded by the Company in 2017 as the Claims Group’s assets were held for sale as of December 31, 2016.

(3)
In connection with the sale of the Claims Group, the Company was required to pay off its existing term loan facility and amend and pay down its existing revolving credit facilities (See Note 9). Interest expense and debt issuance costs attributable to the Claims Group were charged to discontinued operations.

(4)	The pretax gain on the sale of the Construction Claims Group was calculated as follows (in thousands):

Adjusted purchase price                $129,364
Cash transferred to buyer                 4,041
Net proceeds received from Purchaser        $125,323
Less net assets held for sale             52,999
Less other adjustments                 10,881
Pretax gain on disposal                $ 61,443

(5)
The effective tax rates on pretax income from discontinued operations were 17.3% and 19.1% for the three and six months ended June 30, 2017, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to the utilization of the US operating loss which had a full valuation allowance, on the US gain on the sale of the discontinued operations. During the second quarter of 2017, the Company charged discontinued operations approximately $9,248 for potential tax liability related to the gain on the sale.

The results of discontinued operations include selling and transaction costs, including legal and professional fees incurred by the Company to complete the Claims Group sale of $3,503 and $4,742 during the three and six months ended June 30, 2017, respectively.

Note 3 - Liquidity

The amount of revenues attributable to operations in the Middle East and Africa is approximately $49,089 and $100,580 of total consolidated revenue for the three and six months ended June 30, 2017, respectively. In 2012, due to the overthrow of the Libyan government, the Company reserved a $59,937 receivable from the Libyan Organization for Development of Administrative Centres (“ODAC”). Subsequently, the Company received payments totaling approximately $9,511. The Company wrote off approximately $3,593 during the six months ended June 30, 2017. The Company maintains a reserve of approximately $2,788 against accounts receivable from various projects in Iraq.

The Company continues to experience slowing of collections from its clients in the Middle East, primarily Oman. In 2012, the Company commenced operations on the Muscat International Airport (the “Oman Airport”) project with the Ministry of Transport and Communications (the “MOTC”) in Oman.  The original contract term expired in November 2014. The Company began to experience delays in payments during the second quarter of 2015 when MOTC commenced its formal review and certification of the Company’s invoices. The MOTC resumed payments in 2016, paying the Company approximately $42,000 during 2016 and approximately $19,253 through June 30, 2017. At June 30, 2017 accounts receivable from the Oman Airport totaled approximately $32,058, of which approximately $16,607 was past due based on contractual terms. From June 30, 2017 through May 31, 2018, the Company has collected approximately $33,905 on the MOTC contract.

The delays in payments from MOTC and other foreign governments have had a negative impact on the Company’s liquidity, financial covenants, financial position and results of operations.

From May 31, 2018 to June 21, 2018, the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by May 31, 2018. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements again. Prior waivers of non-compliance with certain covenants in our Revolving Credit Facilities require us to file the Form 10-Q for the third quarter of 2017 by June 30, 2018, the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If we do not file such reports in accordance with these deadlines, we may again be in noncompliance with the requirements of our Revolving Credit Facilities.

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

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	June 30, 2017	December 31, 2016

Billed	$192,430	$200,134
Retainage, current portion	9,415	10,824
Unbilled	25,752	24,968
	227,597	235,926
Allowance for doubtful accounts	(66,941)	(71,082)
Total	$160,656	$164,844

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

There is approximately $18,112 included in non-current Retainage Receivable in the consolidated balance sheet at June 30, 2017. Of that amount, approximately $9,660 relates to retention and approximately $8,452 relates to a Defect and Liability Period (“DLP”), which represents five percent of each monthly invoice which is retained by MOTC in Oman. Fifty percent of the DLP will be released one year from the commencement and the balance will be released upon the issuance of final Completion Certificates. This period commences upon the issuance of a “Taking Over Certificate” (by MOTC) to contractors, for a period of up to 24 months, and ends with a final certificate closing the project.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$17,094	$12,606	$16,699	$11,298
Acquired contract rights	2,055	1,983	2,058	1,912
Trade names	860	455	959	500
Total	$20,009	$15,044	$19,716	$13,710

Intangible assets, net	$4,965		$6,006

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
	(As restated)		(As restated)
$504	$1,121	$1,063	$1,993

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated Amortization Expense

Year ending December 31,

2017 (remaining 6 months)	$978
2018	1,088
2019	990
2020	728
2021	342

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2017 (in thousands):

Balance, December 31, 2016	$50,665
Translation adjustments	1,277
Balance, June 30, 2017	$51,942

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	June 30, 2017	December 31, 2016

Accounts payable	$28,049	$30,944
Accrued payroll and related expenses	35,140	32,618
Accrued subcontractor fees	11,824	9,188
Accrued agency fees	6,379	5,702
Accrued legal and professional fees	2,814	2,223
Other accrued expenses	3,178	5,005
	$87,384	$85,680

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	June 30, 2017	December 31, 2016
2014 Term Loan Facility, net of unamortized discount and deferred financing costs of $4,416 at December 31, 2016	$—	$112,884
2017 Term Loan Facility, net of unamortized discount and deferred financing costs of $972 at June 30, 2017	28,832	—
Domestic Revolving Credit Facility	1,500	16,500
International Revolving Credit Facility	—	11,102
Borrowings under credit facilities with a consortium of banks in Spain	2,841	2,962
Borrowings under overdraft credit facilities with the National Bank of Abu Dhabi	3,106	—
Borrowings from Philadelphia Industrial Development Corporation	627	655
	36,906	144,103
Less current maturities, net of unamortized discount and deferred financing costs of $196	4,532	1,983
Notes payable and long-term debt, net of current maturities	$32,374	$142,120

In conjunction with the sale of its Claims Group on May 5, 2017 (See Note 2), as required, the Company terminated and paid off the 2014 Term Loan Facility and amended and paid down its Domestic and International Revolving Credit Facilities with Société Générale (the “Agent”), and other U.S. Loan Parties (the “U.S. Lenders”). There was approximately $117,000 outstanding under the 2014 Term Loan, $25,000 outstanding on the Domestic Revolving Credit Facility and €8,300 ($8,793) outstanding on the International Revolving Credit Facility prior to the debt extinguishment and modification. The Company recorded a charge of approximately $4,024 for the write-off of unamortized debt issuance costs related to the extinguishment of the 2014 Term Loan Facility and approximately $325 for the write-off of unamortized debt issuance costs related to the modification and reduction of borrowing capacity of the Domestic Revolving Credit Facility. The write-off of unamortized debt issuance costs is included in the results from discontinued operations.

The Company is party to a credit agreement with Société Générale (the “Agent”), and other U.S. Loan Parties (the “U.S. Lenders”) consisting of the $30,000 (the "2017 Term Loan Facility") and a $25,000 U.S. dollar-denominated revolving credit facility (the “Domestic Revolving Credit Facility”, together with the 2017 Term Loan Facility, the “U.S. Credit Facilities”) available to the Company and a credit agreement with the Agent (the “International Lender”) providing a €9,156 ($10,000 at closing) revolving credit facility (the “International Revolving Credit Facility” and together with the Domestic Revolving Credit Facility, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”) which is available to the Hill International N.V. The Domestic Revolving Credit Facility and the International Revolving Credit Facility include sub-limits for letters of credit amounting to $20,000 and €8,000 ($9,130 at June 30, 2017), respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a Maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%.

From May 31, 2018 to June 21, 2018, the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by May 31, 2018. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements again. Prior waivers of non-compliance with certain covenants in our Revolving Credit Facilities require us to file the Form 10-Q for the third quarter of 2017 by June 30, 2018, the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If we do not file such reports in accordance with these deadlines, we may again be in noncompliance with the requirements of our Revolving Credit Facilities.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

2017 Term Loan Facility

The disclosures that follow below describe the debt obligations outstanding as of June 30, 2017 under the 2017 Term Loan Facility.

On June 21, 2017, the Company entered into the 2017 Term Loan Facility with a term of 6 years, requires repayment of 1.0% of the original principal amount annually for the first five years and was fully funded at closing. Any amounts repaid on the 2017 Term Loan Facility will not be available to be re-borrowed.

The 2017 Term Loan Facility was funded net of a 1.0% discount of $300 of the principal amount, which has been deferred. In addition, the Company incurred fees and expenses related to the 2017 Term Loan Facility of approximately $874, which have been deferred. The original issue discount and debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over the six years ending June 21, 2023, the loan maturity date. The unamortized original issue discount and debt issuance cost balance of approximately $1,174 is included as an offset against the notes payable and long-term debt balance in the Consolidated Balance Sheet at June 30, 2017.

The interest rate on the 2017 Term Loan Facility is, at the Company’s option, either:

•	the London Inter-Bank Offered Rate (“LIBOR”) for the relevant interest period plus 5.75% per annum, provided that such LIBOR shall not be lower than 1.00% per annum; or

•	the Base Rate (as described below) plus 4.75% per annum.

The “Base Rate” is a per annum rate equal to the highest of (A) the prime rate, (B) the federal funds effective rate plus 0.50%, or (C) the LIBOR for an interest period of one month plus 1.00% per annum.  Upon a default, the applicable rate of interest under the Secured Credit Facilities may increase by 2.00%.  The LIBOR (including when determining the Base Rate) shall in no event be less than 1.00% per annum.

At June 30, 2017, the interest rate on the 2017 Term Loan Facility was 6.96%.

The Company has the right to prepay the 2017 Term Loan Facility in full or in part at any time without premium or penalty (except customary breakage costs); provided, however, that upon the occurrence of prepayments relating to certain repricing transactions within the first six months following closing, a 1.0% prepayment premium will be payable. The Company is required to make certain mandatory prepayments, without premium or penalty (except customary breakage costs; provided, however, that upon the occurrence of any repricing transaction in respect of certain mandatory prepayments within the first six months following closing, a 1.0% prepayment premium is payable), including (i) with net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50% of the excess cash flow for each fiscal year of the Company commencing with the first full fiscal year ending after closing (which percentage would be reduced to 25% if the Consolidated Net Leverage Ratio is equal to or less than 2.00 to 1.00).

The 2017 Term Loan Facility (along with interest thereon) is generally secured by a first-priority security interest in substantially all assets of certain U.S. subsidiaries of the Company other than foreign subsidiaries accounts receivable and cash proceeds thereof, as to which the 2017 Term Loan Facility (and the interest thereon) is secured by a second-priority security interest.

Revolving Credit Facilities

Simultaneously with the closing of the sale, the Company amended its Domestic Revolving Credit Facility to reduce the amount available to the Company to $25,000, amended its International Revolving Credit Facility to reduce the amount available to the Company to $10,000, and drew approximately $25,191 in cash and approximately $9,193 in letters of credit against the amended Revolving Credit Facilities.  Deferred fees incurred with establishing the Secured Credit Facilities amounting to approximately $5,622 were charged to discontinued operations during the quarter.

The Domestic Revolving Credit Facility and the International Revolving Credit Facility each have a term of five years from the closing and provide for letter of credit sub-limits in amounts of $20,000 and €8,000 (approximately $9,130 at June 30, 2017), respectively.  The maximum Consolidated Net Leverage Ratio will be increased from the prior credit facilities to 3.00 for all test dates and will not decline.  The definition of Consolidated Net Leverage Ratio was amended to (i) remove the cap on the amount of permitted cash netting and (ii) permit netting of unrestricted cash and cash equivalents.  The Company incurred fees totaling $1,739 which will be deferred and amortized to interest expense over the five-year term of the facilities.  As of the date of closing, the new facilities are substantially drawn.

The Revolving Credit Facilities require payment of interest only during the term and were substantially drawn as of the date of modification. Under the Revolving Credit Facilities, outstanding loans may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time through expiration on May 5, 2022.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option from time to time, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.  At June 30, 2017, the interest rate was 7.00%.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum.  At June 30, 2017, the interest rate was 4.10%.

The Company will pay a commitment fee calculated at 0.50% annually on the average daily unused portion of the Domestic Revolving Credit Facility, and the Subsidiary will pay a commitment fee calculated at 0.75% annually on the average daily unused portion of the International Revolving Credit Facility.

The ability to borrow under each of the Domestic Revolving Credit Facility and the International Revolving Credit Facility is subject to a “borrowing base.” The Domestic Revolving Credit Facility borrowing base is calculated using a formula based upon approximately 85% of receivables that meet or satisfy certain criteria (“Eligible Domestic Receivables”). The International Revolving Credit Facility borrowing base is calculated using a different formula based upon approximately 10% of international receivables that meet or satisfy certain criteria.

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium. At June 30, 2017, the domestic borrowing base was $25,000 and the international borrowing base was €9,156 (approximately $10,460 at June 30, 2017).

Generally, the obligations of the Company under the Domestic Revolving Credit Facility are secured by a first-priority security interest in the Eligible Domestic Receivables, cash proceeds and bank accounts of the Company and certain of the Company’s U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and such subsidiaries. The obligations of the Subsidiary under the International Revolving Credit Facility are generally secured by a first-priority security interest in substantially all accounts receivable and cash proceeds thereof, certain bank accounts of the Subsidiary and certain of the Company’s non-U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

The Company incurred fees and expenses related to the Revolving Credit Facilities aggregating $3,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on May 5, 2022.  The unamortized debt issuance cost balances of $2,773 and $1,650 are included in other assets in the consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 the Company had $8,164 of outstanding letters of credit and $15,336 of available borrowing capacity under the Domestic Revolving Credit Facility. At June 30, 2017, the Company had $809 of outstanding letters of credit and $9,651 of available borrowing capacity under the International Revolving Credit Facility and its other foreign credit agreements.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintained a revolving credit facility with three banks in Spain which initially provided for total borrowing of up to €5,640 with interest at 6.50% on outstanding borrowings. The facility expired on December 17, 2016. Concurrent with the satisfaction of this facility Hill Spain entered into a new agreement with three new banks. The total new facility is for €2,425 (approximately $2,767) at June 30, 2017. The facility was fully utilized at June 30, 2017. Interest rates at June 30, 2017 were between 1.85% and 3.50%. The loans have varying expiration dates between 36 and 60 months.

Hill Spain also maintains an ICO (Official Credit Institute) loan with Bankia Bank in Spain for €30 (approximately $34) at June 30, 2017.  The availability is reduced by €15 on a quarterly basis.  At June 30, 2017, the loan was fully utilized.  The interest rate at June 30, 2017 was 5.37%. The ICO loan expired on August 10, 2017.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500 (approximately $3,131 at June 30, 2017) collateralized by certain overseas receivables.  At June 30, 2017, AED 11,408 was utilized (approximately $3,106).  The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 4.91% at June 30, 2017) but no less than 5.50%.  This facility allows for letters of guarantee up to AED 200,000 (approximately $54,451 ) of which AED 99,180 (approximately $27,002) was outstanding at June 30, 2017.  The credit facility is subject to periodic review by the bank and as such has been classified as current in the consolidated balance sheet.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380 Brazilian Reais (BRL) (approximately $755) at June 30, 2017, with a weighted average interest rate of 5.07% per month at June 30, 2017.  There were no borrowings outstanding on any of these facilities, which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2017, the maximum U.S. dollar equivalent of the commitments was $83,512, of which $35,450 is outstanding.

In connection with the 2015 move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6 and matures on May 1, 2027.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Six Months Ended June 30,
	2017	2016
Interest and related financing fees paid	$4,026	$5,924
Income taxes paid	$4,928	$7,390
Increase (decrease) in other current liabilities and decrease (increase) in additional paid-in capital related to ESA Put Options	$(777)	$2,670
Increase in additional paid-in capital from the issuance of shares of common stock from cashless exercise of stock options	$—	$729

Note 11 — Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive and there are earnings from continuing operations. Dilutive stock options increased average common shares outstanding by approximately 464 and 221 shares for the three month periods ended June 30, 2017 and 2016, respectively and by 562 and 98 shares for the six month period ended June 30, 2017 and 2016, respectively. Options to purchase approximately 2,419 shares and 2,906 shares for the three month periods ended June 30, 2017 and 2016, respectively, and 2,419 shares and 5,631 shares for the six month periods ended June 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

Note 12 — Share-Based Compensation

At June 30, 2017, the Company had approximately 6,057 options outstanding with a weighted average exercise price of $4.32.  During the six months ended June 30, 2017, the Company granted approximately 716 options which vest over a five-year period. The options granted had a weighted average exercise price of $4.98 and a contractual life of 7.0 years.  The aggregate fair value of the options was approximately $1,412 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—5 years; volatility—48.30% and risk-free interest rate—2.08%. During the six months ended June 30, 2017 options for approximately 1,293 shares with a weighted average exercise price of $5.48 lapsed and options for approximately 217 shares with a weighted average exercise price of $4.39 were forfeited.

During the six months ended June 30, 2017, employees purchased approximately 31 common shares for an aggregate purchase price of approximately $115 pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $1,974 and $599 for the three months ended June 30, 2017 and 2016, respectively, and approximately $2,434 and $1,257 for the six months ended June 30, 2017 and 2016, respectively.

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2017 (in thousands):

	Total	Hill International, Inc. Stockholders	Noncontrolling Interest

Stockholders’ equity, December 31, 2016	$76,352	$74,358	$1,994
Net earnings	41,663	41,543	120
Other comprehensive earnings	(2,202)	(2,066)	(136)
Comprehensive (loss) earnings	39,461	39,477	(16)
Additional paid in capital	4,138	4,138	—
Stockholders’ equity, June 30, 2017	$119,951	$117,973	$1,978

Note 14 — Income Taxes

The effective tax rates for the three months ended June 30, 2017 and 2016 were 39.5% and 50.7%, respectively, and 40.7% and 30.2% for the six months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions from continuing operations were as follows (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	$(1,018)	$(627)	$(1,645)	$(4,578)	$10,003	$5,425
Income tax expense (benefit), net	$(1,726)	$1,077	$(649)	$—	$2,749	$2,749

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	$(4,108)	$5,828	$1,720	$(13,462)	$24,079	$10,617
Income tax expense (benefit), net	$(1,726)	$2,426	$700	$—	$3,205	$3,205

The reserve for uncertain tax positions amounted to $7,092 and $6,735 at June 30, 2017 and December 31, 2016, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates. The increase in the reserve is primarily due to expected outcomes of audits within foreign jurisdictions.

The Company’s policy is to record income tax related interest and penalties in income tax expense. There were no such items related to uncertain tax positions for the three and six months ended June 30, 2017 and 2016, respectively.

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

For the three and six month periods ended June 30, 2017, the Company utilized approximately $56,000 of U.S federal and state NOL carryforwards.The utilization of the these NOL's is primarily due to the taxable gain resulting from the sale of discontinued operations (see Note 2 of the financial statements).

The 2017 continuing operation's tax benefit in the United States is a result of the allocation of the United States operating loss being utilized to offset the gain in discontinued operations.

Note 15 —Segment and Related Information

At June 30, 2017, due to the sale of our Construction Claims Group (see Note 2), the Company now has one operating segment, the Project Management Group, which reflects how the Company will be managed going forward. The Project Management Group provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The information for 2016 has been revised to exclude the operations of the Construction Claims Group which is accounted for as discontinued operations.

The following tables present certain information for the Project Management Group’s operations (in thousands):

Revenue by Geographic Region

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
			(As restated)				(As restated)
United States/Canada	60,852	48.5%	52,279	39.4%	109,589	45.4%	97,519	36.2%
Latin America	3,258	2.6%	5,188	3.9%	6,300	2.6%	10,394	3.9%
Europe	9,930	7.9%	9,964	7.5%	20,120	8.3%	19,728	7.3%
Middle East	43,187	34.4%	55,650	41.9%	88,964	36.8%	121,307	45.0%
Africa	5,902	4.7%	6,318	4.8%	11,616	4.8%	12,713	4.7%
Asia/Pacific	2,307	1.9%	3,310	2.5%	4,967	2.1%	7,947	2.9%
Total	125,436	100.0%	132,709	100.0%	241,556	100.0%	269,608	100.0%

For the quarter ended June 30, 2017, no other country, except for the United States, accounted for over 10% of consolidated total revenue.

For the quarter ended June 30, 2016, total revenue for the United Arab Emirates amounted to $36,283 representing 27.3% of the total and Oman amounted to $14,002 representing 10.6% of consolidated total. No other country, except for the United States, accounted for over 10% of consolidated total revenue.

For the six months ended June 30, 2017, no other country, except for the United States, accounted for over 10% of consolidated total revenue.

For the six months ended June 30, 2016, total revenue for the United Arab Emirates amounted to $61,080 representing 22.7% of the consolidated total. No other country, except for the United States, accounted for over 10% of consolidated total revenue.

Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
United States	$7,104	$5,320	11,380	8,148
Latin America	(2,142)	1,292	(2,519)	2,187
Europe	2,393	(2,753)	3,818	(1,240)
Middle East	4,567	8,083	11,362	18,645
Africa	(1,490)	1,048	(715)	(1,115)
Asia/Pacific	(574)	77	(447)	811
Corporate	(11,221)	(7,066)	(20,128)	(15,615)
Total	$(1,363)	$6,001	2,751	11,821

Depreciation and Amortization Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Project Management	$1,453	$2,124	$2,975	$3,974
Corporate	207	179	280	235
Total	$1,660	$2,303	$3,255	$4,209

Revenue By Client Type

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
			(As restated)				(As restated)
U.S. federal government	$4,015	3.2%	$2,803	2.1%	$7,236	3.0%	$5,661	2.1%
U.S. state, regional and local governments	40,715	32.5	39,147	29.5	75,955	31.4	73,120	27.1
Foreign governments	35,440	28.3	42,492	32.0	72,022	29.8	95,045	35.3
Private sector	45,266	36.0	48,267	36.4	86,343	35.8	95,782	35.5
Total	$125,436	100.0%	$132,709	100.0%	$241,556	100.0%	$269,608	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	June 30, 2017	December 31, 2016

United States/Canada	$11,347	$12,626
Latin America	792	881
Europe	1,103	218
Middle East	1,371	1,645
Africa	127	169
Asia/Pacific	140	850
Total	$14,880	$16,389

Note 16—Client Concentrations

The Company had no individual clients that accounted for 10% or more of total revenues during the three and six months ended June 30, 2017 and 2016.

Note 17 — Commitments and Contingencies

General Litigation

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771 for work performed as a subcontractor to the Company plus interest and other costs.  On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596, including interest amounting to $1,056, of which $448 had been previously accrued and $608 was charged to expense for the year ended December 31, 2015.  The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s.  The Plaintiff’s Motion was granted and the parties are currently engaged in mediation and discovery.

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

Acquisition-Related Contingencies

As of June 30, 2017 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91.0% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021.  Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Options claim a value of BRL 8,656 (approximately $2,618 at June 30, 2017).  At that time, the Company accrued the liability in other current liabilities and as an adjustment to additional paid in capital. The amount is subject to negotiation and any difference will be recorded upon completion of the transaction.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $2,132 of which approximately $444 has been included in discontinued operations in the consolidated statement of operations for the six months ended June 30, 2017. The potential liability balance is included in other liabilities in the consolidated balance sheet at June 30, 2017.

In connection with the move of its corporate headquarters, the Commonwealth of Pennsylvania provided the Company with a $1,000 grant received on July 13, 2015.  The terms of the grant require the Company to spend at least $6,425 on capital expenditures for leasehold improvements and equipment for its new headquarters, remain at One Commerce Square for at least seven-years and employ at least 359 persons no later than April 1, 2018.  The Company has met the capital expenditure requirement and has a twelve-year lease for its corporate headquarters.  Upon receipt of the funds, the Company recorded a deferred credit which, assuming the employment requirement is met, will be reflected in income in the second quarter of 2018. If the Company does not meet the employment criteria, it will be required to repay the grant to the Commonwealth of Pennsylvania. The terms of the agreement are currently under review.

The landlord for the new Philadelphia headquarters provided the Company with a tenant improvement allowance amounting to approximately $3,894. The tenant improvement allowance, which has been deferred, is included in other liabilities in the consolidated balance sheet at June 30, 2017 and December 31, 2016 and is being amortized on a straight-line basis against rent expense over the term of the twelve-year lease which commenced on May 1, 2015.

Note 18 — Subsequent Events

Finalization of ESA Put Option

The Company settled negotiations with the minority shareholders of ESA in November 2017 and February 2018. The shareholders agreed to a reduced total payment of BRL 6,084 (approximately $1,841). The Company made an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2017 of BRL 4,475 (approximately $1,365) and on March 31, 2018 of BRL 3,146 (approximately $953) to record the final transaction amounts.

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

Kuwait Performance Guarantee

On or about February 8, 2018, the Company received notice from National Bank of Abu Dhabi (NBAD) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a performance guarantee issued by the Company for approximately $7,927 for a project located in Kuwait. NBAD subsequently issued, on behalf of Company, payment on or about February 15, 2018. The Company is taking legal action to recover the full amount issued under the performance guarantee.

Revolving Credit Facilities

From May 31, 2018 to the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by May 31, 2018. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements again. Prior waivers of non-compliance with certain covenants in our Revolving Credit Facilities require us to file the Form 10-Q for the third quarter of 2017 by June 30, 2018, the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If we do not file such reports in accordance with these deadlines, we may again be in noncompliance with the requirements of our Revolving Credit Facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands).

Overview

On December 20, 2016, we entered into a definitive Stock Purchase Agreement to sell the Claims Group, which is reported herein as discontinued operations. The sale of the Claims Group was completed on May 5, 2017 with an effective date of April 30, 2017 for a total purchase price of $140,000 in cash less: (1) an estimated working capital adjustment of approximately $8,449; and (2) approximately $2,187 of assumed indebtedness. See Note 2 to our consolidated financial statements for a description of this transaction.

Prior to the to sale of the Claims Group, our revenue consists of two components: consulting fee revenue and reimbursable expenses.  Reimbursable expenses were reflected in both revenue and direct expenses. These pass-through revenues/costs were subject to significant fluctuation from year to year. After entering into the agreement to sell the Claims Group management, determined that the Company operates in one operating segment, the Project Management Group, which reflects how the Company will be managed going forward.

Total revenue decreased $7,273, or 5.5%, to $125,436 for the second quarter of 2017 from $132,709 for the second quarter of 2016. The decrease was primarily in the Middle East, which was down 22.4% from the same period in the prior year. The main driver was a project in Dubai ending before the start of the second quarter and a project in Oman beginning the closeout phase. The decrease was partially offset by revenue growth in the United States of 16.4% from the same period last year.

Direct expenses decreased $5,547, or 6.0%, to $86,807 for the second quarter of 2017 from $92,354 for the second quarter of 2016 primarily due to decreases in the Middle East of $8,732 and Latin America of $1,163, partially offset by increases in the United States of $6,399.

Gross profit decreased $1,726, or 4.3%, to $38,629 for the second quarter of 2017 from $40,355 for the second quarter of 2016 due to decreases in revenues in the Middle East of $12,463 and Latin America of $1,930, partially offset by increases in the United States of $8,573. The overall gross profit percentage increased from 30.4% to 30.8% due to margins in Europe increasing 1.2% and Middle East staying flat quarter over quarter.

Selling, general and administrative (“SG&A”) expenses increased $5,751, or 16.8%, to $40,074 for the second quarter of 2017 from $34,323 for the second quarter of 2016 primarily due to severance costs of $4,800, profit improvement plan costs of $800 and unapplied labor of $350 during 2017, partially offset by a reduction in bad debt expense of $560 and indirect wages of $845.

We had an operating loss of $1,363, for the second quarter of 2017 compared to operating profit of $6,001 for the second quarter of 2016. The decrease in operating profit was primarily due to the decrease in revenues in the Middle East and higher SG&A expenses related to restructuring expenses.

Income tax benefit was $649 for the second quarter of 2017 compared to income tax expense of $2,749 thousand for the second quarter of 2016.  The decrease in income expense resulted from a change in the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions and no offsetting tax benefits arising from the Company’s U.S. net operating losses which management believes the Company will not be able to utilize.

Net income attributable to Hill was $43,897 for the second quarter of 2017, compared to net income of $2,130 for the second quarter of 2016.  Diluted earnings per common share attributable to Hill was $0.84 for the second quarter of 2017 based upon 51,952 diluted common shares outstanding compared to a diluted earnings per common share attributable to Hill of $0.04 for the second quarter of 2016 based upon 51,948 diluted common shares outstanding.

Despite the drop in global oil prices and its negative impact on the construction industry, particularly in the Middle East, we remain optimistic about maintaining our current growth strategy to pursue new business development opportunities, continue to take advantage of organic growth opportunities, and strengthen our professional resources.  In addition, in the latter part of 2016, we initiated a review of our corporate and operational overhead cost structure. The areas that will be most affected will be overhead personnel and related benefits and expenses. We believe these efforts, combined with the sale of the Construction Claims Group and deleveraging of our balance sheet, should significantly improve profitability and shareholder value.

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain.  As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective.  While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated.  The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2016 Annual Report on Form 10-K/A (Amendment No. 2).

Results of Operations

Three Months Ended June 30, 2017 Compared to
Three Months Ended June 30, 2016

Revenue by geographic region (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
			(As restated)
United States/Canada	$60,852	48.5%	$52,279	39.4%	$8,573	16.4%
Latin America	3,258	2.6%	5,188	3.9	(1,930)	(37.2)%
Europe	9,930	7.9%	9,964	7.5	(34)	(0.3)%
Middle East	43,187	34.4%	55,650	41.9	(12,463)	(22.4)%
Africa	5,902	4.7%	6,318	4.8	(416)	(6.6)%
Asia/Pacific	2,307	1.9%	3,310	2.5	(1,003)	(30.3)%
Total	$125,436	100.0%	$132,709	100.0%	$(7,273)	(5.5)%

The $7,273 decrease in revenue during the three months ended June 30, 2017 compared with the same period ended June 30, 2016, is primarily due to a decrease in the Middle East, which was down $12,463 compared to same period last year, reflecting among other things, the completion of a project in Dubai prior to the start of the second quarter of 2017 and the closeout of a project in Oman. The decrease was partially offset by an increase in the United States of $8,573, primarily due to an increase in revenue in the Western Region of $5,100 resulting from growth in our Phoenix, Houston and Southern California offices.

Direct expenses (dollars in thousands):

	Three Months Ended June 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States/Canada	43,505	50.1%	71.5%	37,106	40.2%	71.0%	6,399	17.2%
Latin America	2,150	2.5%	66.0%	3,313	3.6%	63.9%	(1,163)	(35.1)%
Europe	6,748	7.8%	68.0%	6,893	7.4%	69.2%	(145)	(2.1)%
Middle East	30,138	34.7%	69.8%	38,870	42.1%	69.8%	(8,732)	(22.5)%
Africa	3,093	3.6%	52.4%	4,135	4.5%	65.4%	(1,042)	(25.2)%
Asia/Pacific	1,173	1.3%	50.8%	2,037	2.2%	61.5%	(864)	(42.4)%
Total	86,807	100.0%	69.2%	92,354	100.0%	69.6%	(5,547)	(6.0)%

Direct expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. The decrease in direct expenses occurred primarily in the Middle East direct labor due to lower revenues. Direct expense in the United States increased due to increased revenues partially offset by the mix of internal labor and subcontractor utilization.

Gross Profit (dollars in thousands):

	Three Months Ended June 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States/Canada	$17,347	44.9%	28.5%	$15,173	37.6%	29.0%	$2,174	14.3%
Latin America	1,108	2.9	34.0%	1,875	4.6%	36.1%	(767)	(40.9)%
Europe	3,182	8.2	32.0%	3,071	7.6%	30.8%	111	3.6%
Middle East	13,049	33.8	30.2%	16,780	41.6%	30.2%	(3,731)	(22.2)%
Africa	2,809	7.3	47.6%	2,183	5.4%	34.6%	626	28.7%
Asia/Pacific	1,134	2.9	49.2%	1,273	3.2%	38.5%	(139)	(10.9)%
Total	$38,629	100.0%	30.8%	$40,355	100.0%	30.4%	$(1,726)	(4.3)%

The decrease in gross profit included decreases in the Middle East, Latin America and Asia/Pacific due to the decreases in revenues partially offset by revenue increases in the United States (see revenue discussion above). The overall gross profit percentage increased to 30.8% in 2017 from 30.4% in 2016 due to higher margins in Africa and lower contribution mix of revenue and profit in the Middle East.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands):

	Three months ended June 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States	$10,243	16.8%	$9,853	18.8%	$390	4.0%
Latin America	3,250	99.8	583	11.2	2,667	457.5
Europe	789	7.9	5,824	58.5	(5,035)	(86.5)
Middle East	8,482	19.6	8,697	15.6	(215)	(2.5)
Africa	4,299	72.8	1,135	18.0	3,164	278.8
Asia/Pacific	1,790	77.6	1,165	35.2	625	53.6
Corporate	11,221	8.9	7,066	5.3	4,155	58.8
Total	$40,074	31.9%	$34,323	25.9%	$5,751	16.8%

The $5,751 increase in selling, general and administrative expenses was primarily due to the $4,155 increase in corporate expenses related to costs associated with severance costs of $4,800 and the profit improvement plan of $800, which were partially offset by a decrease in foreign currency translation expense of $1,800. Additionally, increases in Africa of $3,200 and Latin America of $3,300, offset by a decrease in Europe of $5,000 in foreign currency translation expense also added to the increase.

Operating Profit (Loss) (dollars in thousands):

	Three Months Ended June 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States/Canada	$7,104	11.7%	$5,320	10.2%	$1,784	33.5%
Latin America	(2,142)	(65.7)%	1,292	24.9%	(3,434)	(265.8)%
Europe	2,393	24.1%	(2,753)	(27.6)%	5,146	(186.9)%
Middle East	4,567	10.6%	8,083	14.5%	(3,516)	(43.5)%
Africa	(1,490)	(25.2)%	1,048	16.6%	(2,538)	(242.2)%
Asia/Pacific	(574)	(24.9)%	77	2.3%	(651)	(845.5)%
Corporate cost	(11,221)	—%	(7,066)	—%	(4,155)	58.8%
Total	$(1,363)	(1.1)%	$6,001	4.5%	$(7,364)	(122.7)%

The decrease in operating profit was primarily driven by lower Middle East revenues, which were partially offset by an increase in United States revenues. Operating profit was also impacted by higher SG&A costs, corporate expenses increased by $4,155 primarily due to expenses related to costs associated with the profit improvement plan.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $294 to $282 for the three months ended June 30, 2017 as compared with $576 for three months ended June 30, 2016. With the sale of our Claims Group, we paid down and terminated our 2014 Term Loan Facility (See Note 9 to the financial statements for additional information). Accordingly, we have allocated approximately $3,095 and $1,593 of interest expense to discontinued operations for three months ended June 30, 2017 and 2016, respectively.

Income Taxes

For the three months ended June 30, 2017 and 2016, the Company recognized income tax (benefit) expense of $(649) and $2,749, respectively. The income tax expense in both periods was related to the pretax income generated from foreign operations. For the three month period ended June 30, 2017, the Company utilized approximately $56,000 of U.S federal and state NOL carryforwards. The utilization of the NOL's is primarily due to the taxable gain resulting from the sale of discontinued operations (see Note 2 of the financial statements).

The effective income tax rates for the three-month periods ended June 30, 2017 and 2016 were 39.5% and 50.7%, respectively. The change in the Company’s effective tax rate in 2017 was primarily a result of the mix of income among various foreign tax jurisdictions and an increase in our liability for uncertain tax positions.

Net Earnings Attributable to Hill

The net income attributable to Hill International, Inc. for the three months ended June 30, 2017 was $43,897, or $0.84 per diluted common share based on 51,952 diluted common shares outstanding, as compared to net income for the three months ended June 30, 2016 of $2,130, or $0.04 per diluted common share based upon 51,948 diluted common shares outstanding. Losses from continuing operations for the three months ended June 30, 2017 were $996, or $0.02 per diluted share, compared to income from continuing operations of $2,676, or $0.05 per diluted common share, for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to
Six Months Ended June 30, 2016

Revenue by geographic region (in thousands):

	Six Months Ended June 30,
	2017		2016		Change
			(As restated)
United States/Canada	$109,589	45.4%	$97,519	36.2%	$12,070	12.4%
Latin America	6,300	2.6	10,394	3.9	(4,094)	(39.4)
Europe	20,120	8.3	19,728	7.3	392	2.0
Middle East	88,964	36.8	121,307	45.0	(32,343)	(26.7)
Africa	11,616	4.8	12,713	4.7	(1,097)	(8.6)
Asia/Pacific	4,967	2.1	7,947	2.9	(2,980)	(37.5)
Total	$241,556	100.0%	$269,608	100.0%	$(28,052)	(10.4)%

The decrease in revenue was in the Middle East primarily related to the completion of a major project in the region during 2016, a slow-down of the project in Oman related to the Muscat International Airport and reduction in revenues related to our Abu Dhabi National Oil Company project. The decreases were partially offset by a $7,100 increase in the United States Western Region due to ongoing projects and new work in the region. In addition, the United States Mid-Atlantic region had increases in revenues of $2,500 as a result of new work and project extensions.

Direct expenses (in thousands):

	Six Months Ended June 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States/Canada	$76,663	46.4%	70.0%	$68,670	37.0%	70.4%	$7,993	11.6%
Latin America	4,110	2.5	65.2	6,604	3.6	63.5	(2,494)	(37.8)
Europe	13,646	8.3	67.8	13,188	7.1	66.8	458	3.5
Middle East	62,076	37.5	69.8	84,368	45.4	69.5	(22,292)	(26.4)
Africa	6,298	3.8	54.2	8,470	4.6	66.6	(2,172)	(25.6)
Asia/Pacific	2,523	1.5	50.8	4,355	2.3	54.8	(1,832)	(42.1)
Total	$165,316	100.0%	68.4%	$185,655	100.0%	68.9%	$(20,339)	(11.0)%

Direct expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. The decrease in direct expenses occurred primarily in the Middle East direct labor due to lower revenues. Direct expense in the United States increased due to increased revenues partially offset by the mix of internal labor and subcontractor utilization.

Gross Profit (in thousands):

	Six Months Ended June 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States/Canada	$32,926	43.2%	30.0%	$28,849	34.4%	29.6%	$4,077	14.1%
Latin America	2,190	2.9	34.8	3,790	4.5	36.5	(1,600)	(42.2)
Europe	6,474	8.5	32.2	6,540	7.8	33.2	(66)	(1.0)
Middle East	26,888	35.3	30.2	36,939	44.0	30.5	(10,051)	(27.2)
Africa	5,318	7.0	45.8	4,243	5.1	33.4	1,075	25.3
Asia/Pacific	2,444	3.1	49.2	3,592	4.2	45.2	(1,148)	(32.0)
Total	$76,240	100.0%	31.6%	$83,953	100.0%	31.1%	$(7,713)	(9.2)%

The decrease in gross profit of $7,713 included decreases in the Middle East, Latin America and Asia/Pacific due to the decreases in revenues partially offset by increases in the United States due to higher revenues.  The overall gross profit percentage increase of 0.5% was driven by the change in Revenue and Profit contribution mix. The United States, which saw an increase in gross profit margin, accounted for a higher portion of the mix when compared to same time last year.

Selling, General and Administrative (“SG&A”) Expenses (in thousands):

	Six Months Ended June 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States	$21,546	19.7%	$20,701	21.2%	$845	4.1%
Latin America	4,709	74.7	1,603	15.4	3,106	193.8
Europe	2,656	13.2	7,780	39.4	(5,124)	(65.9)
Middle East	15,526	17.5	18,294	15.1	(2,768)	(15.1)
Africa	6,033	51.9	5,358	42.1	675	12.6
Asia/Pacific	2,939	59.2	2,765	34.8	174	6.3
Corporate	20,128	8.3	15,615	5.8	4,513	28.9
Total	$73,537	30.4%	$72,116	26.7%	$1,421	2.0%

There was a $1,421 increase in SG&A expense for the six months ended June 30, 2017 compared to the same time period in 2016. The primary factor for the increase was associated with severance costs of $4,800 and the profit improvement plan of $800 during 2017. This was partially offset by a reduction in bad debt of $2,300 and a decrease in indirect wages of $1,400.

Operating Profit (in thousands):

	Six Months Ended June 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States/Canada	$11,380	10.4%	$8,148	8.4%	$3,232	39.7%
Latin America	(2,519)	(40.0)	2,187	21.0	(4,706)	(215.2)
Europe	3,818	19.0	(1,240)	(6.3)	5,058	(407.9)
Middle East	11,362	12.8	18,645	15.4	(7,283)	(39.1)
Africa	(715)	(6.2)	(1,115)	(8.8)	400	(35.9)
Asia/Pacific	(447)	(9.0)	811	10.2	(1,258)	(155.1)
Corporate cost	(20,128)	—	(15,615)	—	(4,513)	28.9
Total	$2,751	1.1%	$11,821	4.4%	$(9,070)	(76.7)%

The decrease in operating profit for the six months ended June 30, 2017 compared to June 30, 2016 was primarily due to costs associated with severance and the profit improvement plan, lower revenues in the Middle East and Latin America partially offset by gains in the United States revenue as well as lower direct labor cost in both the Middle East and Latin America.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $173 to $1,031 for the six months ended June 30, 2017 as compared with $1,204 for six months ended June 30, 2016.  With the sale of our Claims Group, we paid down and terminated our 2014 Term Loan Facility (See Note 9 to our financial statements). We have allocated approximately $8,858 and $2,499 of interest expense to discontinued operations for six months ended June 30, 2017 and 2016, respectively.

Income Taxes

For the six months ended June 30, 2017 and 2016, the Company recognized income tax expense of $700 and $3,205, respectively. The income tax expense in both periods was related to the pretax income generated from foreign operations. For the six month period ended June 30, 2017, the Company utilized approximately $56,000 of U.S federal and state NOL carryforwards existing at December 31, 2016. The utilization of the NOL's is primarily due to the taxable gain resulting from the sale of discontinued operations (see note 2 of the financial statements).

The effective income tax rates for the six-month periods ended June 30, 2017 and 2016 were 40.7% and 30.2%, respectively. The change in the Company’s effective tax rate in 2017 was primarily a result of the mix of income among various foreign tax jurisdictions and an increase in our liability for uncertain tax positions.

Net (Loss) Earnings Attributable to Hill

The net income attributable to Hill International, Inc. for the six months ended June 30, 2017 was $41,543, or $0.79 per diluted common share based on 52,468 diluted common shares outstanding, as compared to net earnings in the six months ended June 30, 2016 of $5,634, or $0.11 per diluted common share based upon 51,777 diluted common shares outstanding. Income from continuing operations for the six months ended June 30, 2017 were $1,020 or $0.02 per diluted share, compared to net income from continuing operations of $7,412, or $0.14 per diluted common share, for the six months ended June 30, 2016.

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

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net (loss) earnings from continuing operations	$(996)	$2,676	$1,020	$7,412
Interest and related financing fees, net	282	576	1,031	1,204
Income tax expense	(649)	2,749	700	3,205
Depreciation and amortization	1,660	2,303	3,255	4,209
EBITDA	$297	$8,304	$6,006	$16,030

Liquidity and Capital Resources

At June 30, 2017, our primary sources of liquidity consisted of $16,738 of cash and cash equivalents, of which $16,766 was on deposit in foreign locations, and $54,881 of available borrowing capacity under our various credit facilities. See Note 9 to our consolidated financial statements for a description of our credit facilities and term loans. We believe that we have sufficient liquidity to support the anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations. From May 31, 2018 to June 21, 2018, the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by May 31, 2018. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements again. Prior waivers of non-compliance with certain covenants in our Revolving Credit Facilities require us to file the Form 10-Q for the third quarter of 2017 by June 30, 2018, the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If we do not file such reports in accordance with these deadlines, we may again be in noncompliance with the requirements of our Revolving Credit Facilities.

The amount of revenue attributable to operations in the Middle East and Africa was approximately $49,089 or 39.1% and $100,580 or 41.6% of our total consolidated revenue for the three and six months ended June 30, 2017, respectively. Collections from our clients in the Middle East is slow primarily due to the drop in oil prices, which has strained our liquidity.

Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2017, we had approximately $48,062 of availability under these arrangements.

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

Cash Flow Activity For the Six Months Ended June 30, 2017

For the six months ended June 30, 2017, cash and cash equivalents decreased by $8,899 to $16,738. Cash used in operations was $13,811, cash provided by investing activities was $127,550 and cash used in financing activities was $117,319. We also experienced an increase in cash of $5,319 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $13,811 for the six months ended June 30, 2017. This compares to cash provided by operating activities of $7,560 for the six months ended June 30, 2016. We had consolidated net earnings for the six months ended June 30, 2017 amounting to $41,663 compared to net earnings of $5,595 for the six months ended June 30, 2016. The increase was primarily due to the sale of the Construction Claims Group effective April 30, 2017. Depreciation and amortization was $3,255 during the six months ended June 30, 2017 compared to $4,209 during the first six months ended June 30, 2016; the decrease in this category in 2017 versus 2016 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at June 30, 2017 and December 31, 2016 were $4,470 and $4,312, respectively.

Average days sales outstanding (“DSO”) at June 30, 2017 was 148 days compared to 127 days at June 30, 2016. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the net period-end accounts receivable balance (including billed and unbilled A/R, joint venture A/R, WIP and current retainage receivable) by average total daily revenue (i.e., total revenue for the quarter divided by 90 days). Generally, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations. The increase in DSO in 2017 from 2016 was due to a slowing of collections from our clients in the Middle East.

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

Investing Activities

Net cash provided by investing activities was $127,550 for the six months ended June 30, 2017, as a result of the disposition of the discontinued operations (see note 2 to our financial statements).

Financing Activities

Net cash used in financing activities was $117,319 for the six months ended June 30, 2017 primarily related to the repayment of the 2014 term loan in conjunction with the sale of the discontinued operations (see note 2 to our financial statements).

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 5 to the consolidated financial statements in Item 8 of Form 10K/A (Amendment No. 2) for the year ended December 31, 2016 filed with the SEC on May 4, 2018. There have been no new pronouncements impacting our consolidated financial statements since that filing.

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

Backlog

Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

At June 30, 2017, our backlog was approximately $894,291 compared to approximately $884,702 at March 31, 2017 and approximately $841,253 at December 31, 2016. Our net bookings during the second quarter of 2017 of $135,025 equates to a book-to-bill ratio of 107.6%. During the second quarter of 2017, we were awarded new contracts in the Middle East, Europe and the United States. We estimate that approximately $318,508 or 35.6% of the backlog at June 30, 2017, will be recognized over the next twelve months.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region (in thousands):

	Total Backlog		12-Month Backlog
June 30, 2017
United States/Canada	$466,335	52.2%	$120,093	37.7%
Latin America	12,460	1.4	8,232	2.6
Europe	64,465	7.2	30,043	9.4
Middle East	288,111	32.2	134,030	42.1
Africa	56,360	6.3	21,673	6.8
Asia/Pacific	6,560	0.7	4,437	1.4
Total	$894,291	100.0%	$318,508	100.0%

December 31, 2016
United States/Canada	$459,000	54.5%	$141,000	41.7%
Latin America	10,000	1.2	8,000	2.4
Europe	38,225	4.5	26,091	7.7
Middle East	284,028	33.8	133,030	39.3
Africa	42,000	5.0	22,000	6.5
Asia/Pacific	8,000	1.0	8,000	2.4
Total	$841,253	100.0%	$338,121	100.0%

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2017. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2016 Annual Report on Form 10-K/A (Amendment No.2) (“2016 Form 10-K/A), our disclosure controls and procedures were ineffective as of June 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2016 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2016 Form 10-K/A.

Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the six months ended June 30, 2017, and, other than those remediation efforts described in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), there were no other material changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Therefore, while there were no changes, other than the items discussed in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), our internal control over financial reporting in the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 17 — Commitments and Contingencies, General Litigation.

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

Hill International, Inc.

By:	/s/ Paul J. Evans
Paul J. Evans
Interim Chief Executive Officer
(Principal Executive Officer)
Dated:	June 21, 2018

By:	/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	June 21, 2018