Form 10-Q
period 2017-09-30
Hill International, Inc.
filed 2018-07-12
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

There were 55,135,158 shares of the Registrant’s Common Stock outstanding at July 6, 2018.

Explanatory Note

On May 8, 2018, the Hill International Inc. (the "Company") filed its Annual Report on Form 10-K/A Amendment No. 2 which amended and restated the Company’s financial statements as of December 31, 2016, and for each of the three years in the period ended December 31, 2016 and the related notes thereto originally filed on Form 10-K with the SEC on March 31, 2017. This Form 10-Q amends the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and the related notes thereto, included on Form 10-Q filed on August 14, 2016 and Form 10-Q/A filed on August 15, 2016 (“Prior Filings”).

This restatement in this Form 10-Q ("Restatement") reflects the correction of the following errors identified subsequent to the filing of the Prior Filings:

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

B.
The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on six long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35 states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition.

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

This Form 10-Q does not reflect adjustments for events occurring after the filing of the Prior Filings except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. See Note 1 to the accompanying consolidated financial statements, set forth in Item 1 of this Form 10-Q, for additional information.

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

The Company does not intend, and undertakes no obligation to, update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the SEC or in materials incorporated therein by reference.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Assets
Cash and cash equivalents	$14,933	$25,637
Cash - restricted	4,534	4,312
Accounts receivable, less allowance for doubtful accounts of $67,952 and $71,082	155,562	164,844
Accounts receivable - affiliates	6,963	5,712
Prepaid expenses and other current assets	7,628	7,751
Income tax receivable	4,515	3,554
Current assets held for sale	—	54,651
Total current assets	194,135	266,461
Property and equipment, net	13,940	16,389
Cash - restricted, net of current portion	1,160	313
Retainage receivable	9,778	17,225
Acquired intangibles, net	4,556	6,006
Goodwill	53,041	50,665
Investments	4,469	3,501
Deferred income tax assets	3,573	3,200
Other assets	5,493	4,224
Non-current assets held for sale	—	32,091
Total assets	$290,145	$400,075
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$2,695	$1,983
Accounts payable and accrued expenses	82,717	85,680
Income taxes payable	12,323	4,874
Current portion of deferred revenue	3,761	12,943
Other current liabilities	10,430	8,157
Current liabilities held for sale	—	25,888
Total current liabilities	111,926	139,525
Notes payable and long-term debt, net of current maturities	31,443	142,120
Retainage payable	641	961
Deferred income taxes	2,874	560
Deferred revenue	9,511	22,804
Other liabilities	14,710	12,666
Non-current liabilities held for sale	—	5,087
Total liabilities	171,105	323,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 59,358 shares and 58,835 shares issued at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	195,890	190,353
Accumulated deficit	(44,097)	(81,349)
Accumulated other comprehensive loss	(5,150)	(4,611)
	146,649	104,399
Less treasury stock of 6,977 shares at September 30, 2017 and December 31, 2016, respectively	(30,041)	(30,041)
Hill International, Inc. share of equity	116,608	74,358
Noncontrolling interests	2,432	1,994
Total equity	119,040	76,352
Total liabilities and stockholders’ equity	$290,145	$400,075
 See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Revenues	$123,192	$121,222	$364,748	$390,830
Direct expenses	85,875	82,329	251,191	267,984
Gross profit	37,317	38,893	113,557	122,846
Selling, general and administrative expenses	38,945	46,867	112,482	118,983
Share of loss (profit) of equity method affiliates	—	12	(48)	28
Operating profit (loss)	(1,628)	(7,986)	1,123	3,835
Interest and related financing fees, net	1,035	606	2,066	1,810
(Loss) Earnings before income taxes	(2,663)	(8,592)	(943)	2,025
Income tax (benefit) expense	(1,068)	2,318	(368)	5,523
Loss from continuing operations	(1,595)	(10,910)	(575)	(3,498)
Discontinued operations:
Loss from discontinued operations, net of tax	(752)	(540)	(12,304)	(2,357)
Gain (Loss) on disposal of discontinued operations, net of tax	(1,892)	—	50,303	—
Total gain (loss) from discontinued operations	(2,644)	(540)	37,999	(2,357)

Net (loss) earnings	(4,239)	(11,450)	37,424	(5,855)
Less: net earnings - noncontrolling interests	55	96	175	57
Net (loss) earnings attributable to Hill International, Inc.	$(4,294)	$(11,546)	$37,249	$(5,912)

Basic loss per common share from continuing operations	$(0.03)	$(0.21)	$(0.01)	$(0.07)
Basic loss per common share from discontinued operations	(0.01)	(0.01)	(0.24)	(0.04)
Basic gain (loss) on disposal of discontinued operations, net of tax	(0.04)	—	0.97	—
Basic (loss) earnings per common share - Hill International, Inc.	$(0.08)	$(0.22)	$0.72	$(0.11)
Basic weighted average common shares outstanding	52,371	51,753	52,065	51,704

Diluted loss per common share from continuing operations	$(0.03)	$(0.21)	$(0.01)	$(0.07)
Diluted loss per common share from discontinued operations	(0.01)	(0.01)	(0.24)	(0.04)
Diluted gain (loss) on disposal of discontinued operations, net of tax	(0.04)	—	0.97	—
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.08)	$(0.22)	$0.72	$(0.11)
Diluted weighted average common shares outstanding	52,371	51,753	52,065	51,704

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net earnings (loss)	$(4,239)	$(11,450)	$37,424	$(5,855)
Foreign currency translation adjustment, net of tax	1,929	(160)	(273)	418
Other, net	—	79	—	135
Comprehensive earnings (loss)	(2,310)	(11,531)	37,151	(5,302)
Less: Comprehensive loss attributable to non-controlling interests	454	1,914	438	394
Comprehensive earnings (loss) attributable to Hill International, Inc.	$(2,764)	$(13,445)	$36,713	$(5,696)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
		(As restated)
Cash flows from operating activities:
Net earnings (loss)	$37,424	$(5,855)
Loss from discontinued operations	12,304	2,357
Gain on sale of discontinued operations, net of taxes (see note 2)	(50,303)	—
Earnings (loss) from continuing operations	(575)	(3,498)
Adjustments to reconcile net earnings to net cash provided by (used in):
Depreciation and amortization	5,011	5,689
Provision for bad debts	2,350	10,827
Amortization of deferred loan fees	789	1,334
Deferred tax provision (benefit)	706	(685)
Stock based compensation	2,671	1,680
Loss on sale of assets	184	—
Unrealized foreign exchange losses on intercompany balances	407	7,463
Changes in operating assets and liabilities:
Restricted cash	(1,051)	(190)
Accounts receivable	10,490	(3,468)
Accounts receivable - affiliate	(1,243)	(5,778)
Prepaid expenses and other current assets	562	(671)
Income taxes receivable	(566)	(762)
Retainage receivable	9,298	(14,498)
Other assets	(4,305)	6,944
Accounts payable and accrued expenses	(7,888)	(8,822)
Income taxes payable	516	(3,676)
Deferred revenue	(25,061)	7,030
Other current liabilities	2,131	1,604
Retainage payable	(326)	(1,059)
Other liabilities	843	1,435
Net cash (used in) provided by continuing operations	(5,057)	899
Net cash (used in) provided by discontinued operations	(10,217)	72
Net cash (used in) provided by operating activities	(15,274)	971
Cash flows from investing activities:
Purchases of business	(123)	—
Payments for purchase of property and equipment	(1,927)	(1,498)
Proceeds from sale of assets	60	—
Net cash used in investing activities of continuing operations	(1,990)	(1,498)
Net cash provided by (used in) investing activities of discontinued operations	129,247	(920)
Net cash provided by (used in) investing activities	127,257	(2,418)
Cash flows from financing activities:
Payments on term loans	(75)	(900)
Proceeds from term loans	30,000	—
Net (payments) borrowings on revolving loans	(28,885)	8,937
Pay-off and termination of term loan	(117,494)	—
Payments on Philadelphia Industrial Development Corporation loan	(42)	(41)
Deferred Acquisition price payments	—	(1,531)
Dividends paid to noncontrolling interest	(18)	(109)
Payments of financing fees	(4,038)	—
Proceeds from stock issued under employee stock purchase plan	138	74
Proceeds from exercise of stock options	1,838	219
Net cash (used in) provided by financing activities	(118,576)	6,649
Effect of exchange rate changes on cash	(4,111)	(8,072)
Net decrease in cash and cash equivalents	(10,704)	(2,870)
Cash and cash equivalents — beginning of period	25,637	24,089
Cash and cash equivalents — end of period	$14,933	$21,219

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

Restatement of Previously Issued Unaudited Consolidated Financial Statements
On May 8, 2018, the Company filed its Annual Report on Form 10-K/A for the year ended December 31, 2016, which amended the Company’s audited consolidated financial statements for each of the years ended December 31, 2016, 2015 and 2014 and the related notes thereto. This Form 10-Q amends the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and the related notes thereto, included on Form 10-Q filed on August 8, 2016 (“Prior Filing”). The Restatement reflects the correction of the following errors identified for the three and nine months ended September 30, 2016 subsequent to the Prior Filing and the impact of restating the three months ended March 31, 2017 on the nine months ended September 30, 2017:
A. In connection with the accounting for the May 2017 sale of its Construction Claims Group, the Company determined that it had not previously accounted for certain foreign currency gains/losses on intercompany balances and transactions in accordance with accounting principles generally accepted in the United States (“US GAAP”). The Company improperly accounted for the foreign currency effect of certain transactions as if they were long-term investments by including the foreign currency effect in accumulated other comprehensive income instead of properly recording the effect as operating expenses as required under Accounting Standard Codification (ASC) 830 “Foreign Currency Matters.” As a result of these corrections, selling, general and administrative (“SG&A”) expenses increased $710 for the three months ended September 30, 2016; and decreased $1,813 and increased $1,186 for the nine months ended September 30, 2017 and 2016, respectively.

B. The Company identified departures from US GAAP under ASC 605-35 “Construction-Type and Production-Type Contracts” in its historical accounting for revenue recognition on nine long-term customer contracts with fee constraints (e.g., fixed fee, lump sum, maximum contract value). The Company enters into agreements for construction management and consulting services with customers, and the guidance of ASC 605-35-15-3D states that contracts for construction consulting services, such as under agency contracts or construction management agreements, fall within the scope of the standard and should follow either Percentage of Completion or Completed Contract methods of accounting. Historically, the Company had not consistently applied the percentage of completion method of revenue recognition. The corrections to properly apply U.S. GAAP to the identified contracts resulted in a decrease of $4,655 to revenues for the three months ended September 30, 2016; and increase of $3,130 and decrease of $499 to revenues for the nine months ended September 30, 2017 and 2016, respectively.

C. The Company discovered that it had not properly performed the required impairment testing of amortizable intangible assets in accordance with US GAAP in that certain assets no longer in use were not identified and impaired. In addition, an improper useful life was used for some of the Company’s internally developed software assets resulting in an improper amount of amortization expense being recorded in previous periods. The net effect of correcting these errors resulted in a $28 increase in SG&A expense for the three months ended September 30, 2016; and increases of $29 and $83 in SG&A expense for the nine months ended September 30, 2017 and 2016, respectively.

D. The Company identified other transactions that had been recorded to incorrect accounts and/or in improper amounts. The net corrections of these transactions resulted in an increase of $5 and a decrease of $757 in revenues for the three and nine months ended September 30, 2016, respectively, and a $5,421 increase in revenues for the nine months ended September 30, 2017; a $5,305 increase in direct expenses for the nine months ended September 30, 2017; a decrease of $798 and $3,306 in SG&A expenses for the three and nine months ended September 30, 2016, respectively and an increase of $473 in SG&A expenses for the nine month ended September 30, 2017; a $415 and a $1,245, increase in interest expenses for the three and nine months ended September 30, 2016, respectively; a $261 and $1,829 increase in net loss from discontinued operations for the three and nine months ended September 30, 2016, respectively and a $1,057 decrease in net loss from discontinued operations for the nine months ended September 30, 2017; and a $15 and $45 decrease in earnings from noncontrolling interest for the three and nine months ended September 30, 2016, respectively and a $58 increase in earnings from noncontrolling interest for the nine months ended September 30, 2017. In conjunction with the sale of the construction claims group, interest expense of $676 and $3,075 for the three and nine months ended September 30, 2016, respectively, and interest expense of $552 for the nine months ended September 30, 2017 was reclassified from continuing operations to discontinued operations.

E. Some of the corrections noted above impacted earnings (loss) before taxes which, in turn, required a calculation of the tax impact. The net impact was a decrease in income tax expense of $571 and $263 for the three and nine months ended September 30, 2016, respectively and an increase in income tax expense of $695 for the nine months ended September 30, 2017.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended September 30, 2016
(in thousands, except per share data)

	As Previously
	Reported	Adjustment	As Restated	Reference

Revenues	$125,872	$(4,650)	$121,222	B, D
Direct expenses	82,329	—	82,329
Gross profit	43,543	(4,650)	38,893
Selling, general and administrative expenses	46,927	(60)	46,867	A, C, D
Share of loss of equity method affiliates	12	—	12
Operating loss	(3,396)	(4,590)	(7,986)
Interest and related financing fees, net	191	415	606	D
Loss before income taxes	(3,587)	(5,005)	(8,592)
Income tax expense	2,889	(571)	2,318	E
Loss from continuing operations	(6,476)	(4,434)	(10,910)
Loss from discontinued operations	(279)	(261)	(540)	D
Net loss	(6,755)	(4,695)	(11,450)
Less: net earnings - noncontrolling interests	111	(15)	96	D
Net loss attributable to Hill International, Inc.	$(6,866)	$(4,680)	$(11,546)

Basic loss per common share from continuing operations	$(0.13)	$(0.08)	$(0.21)
Basic loss per common share from discontinued operations	—	(0.01)	(0.01)
Basic loss per common share - Hill International, Inc.	$(0.13)	$(0.09)	$(0.22)
Basic weighted average common shares outstanding	51,753	—	51,753

Diluted loss per common share from continuing operations	$(0.13)	$(0.08)	$(0.21)
Diluted loss per common share from discontinued operations	—	(0.01)	(0.01)
Diluted loss per common share - Hill International, Inc.	$(0.13)	$(0.09)	$(0.22)
Diluted weighted average common shares outstanding	51,753	—	51,753

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2016
(in thousands, except per share data)

	As Previously
	Reported	Adjustment	As Restated	Reference

Revenues	$392,087	$(1,257)	$390,830	B, D
Direct expenses	267,984	—	267,984
Gross profit	124,103	(1,257)	122,846
Selling, general and administrative expenses	121,020	(2,037)	118,983	A, C, D
Share of loss of equity method affiliates	28	—	28
Operating profit	3,055	780	3,835
Interest and related financing fees, net	565	1,245	1,810	D
Earnings before income taxes	2,490	(465)	2,025
Income tax expense	5,786	(263)	5,523	E
Loss from continuing operations	(3,296)	(202)	(3,498)
Loss from discontinued operations	(528)	(1,829)	(2,357)	D
Net loss	(3,824)	(2,031)	(5,855)
Less: net earnings - noncontrolling interests	102	(45)	57	D
Net loss attributable to Hill International, Inc.	(3,926)	(1,986)	(5,912)

Basic loss per common share from continuing operations	$(0.07)	$—	$(0.07)
Basic loss per common share from discontinued operations	(0.01)	(0.03)	(0.04)
Basic loss per common share - Hill International, Inc.	$(0.08)	$(0.03)	$(0.11)
Basic weighted average common shares outstanding	51,704	—	51,704

Diluted loss per common share from continuing operations	$(0.07)	$—	$(0.07)
Diluted loss per common share from discontinued operations	(0.01)	(0.03)	(0.04)
Diluted loss per common share - Hill International, Inc.	$(0.08)	$(0.03)	$(0.11)
Diluted weighted average common shares outstanding	51,704	—	51,704

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated	Reference

Net loss	$(6,755)	$(4,695)	$(11,450)	A, B, C, D, E
Foreign currency translation adjustment, net	(1,638)	1,478	(160)	A, B, C, D
Other, net	79	—	79
Comprehensive loss	$(8,314)	$(3,217)	$(11,531)
Comprehensive earnings attributable to noncontrolling interest	132	1,782	1,914
Comprehensive loss attributable to Hill International Inc.	$(8,446)	(4,999)	$(13,445)

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated	Reference

Net earnings	$(3,824)	$(2,031)	$(5,855)	A, B, C, D, E
Foreign currency translation adjustment, net	(1,257)	1,675	418	A, B, C, D
Other, net	135	—	135
Comprehensive loss	$(4,946)	$(356)	(5,302)
Comprehensive (loss) earnings attributable to noncontrolling interest	(1,223)	1,617	394
Comprehensive loss attributable to Hill International Inc.	$(3,723)	$(1,973)	$(5,696)

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW
Nine Months Ended September 30, 2016
(in thousands)

	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(3,824)	$(2,031)	$(5,855)
Loss from discontinued operations	—	2,357	2,357
Loss from continuing operations	(3,824)	326	(3,498)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	7,705	(2,016)	5,689
Provision for bad debts	11,879	(1,052)	10,827
Amortization of deferred loan fees	1,334	—	1,334
Deferred tax benefit	663	(1,348)	(685)
Stock based compensation	1,838	(158)	1,680
Unrealized foreign exchange losses (gains) on intercompany balances	—	7,463	7,463
Changes in operating assets and liabilities:
Restricted cash	(69)	(121)	(190)
Accounts receivable	2,652	(6,120)	(3,468)
Accounts receivable - affiliate	(5,665)	(113)	(5,778)
Prepaid expenses and other current assets	(1,001)	330	(671)
Income taxes receivable	(756)	(6)	(762)
Retainage receivable	(14,583)	85	(14,498)
Other assets	5,191	1,753	6,944
Accounts payable and accrued expenses	(8,582)	(240)	(8,822)
Income taxes payable	(3,951)	275	(3,676)
Deferred revenue	124	6,906	7,030
Other current liabilities	2,639	(1,035)	1,604
Retainage payable	(1,308)	249	(1,059)
Other liabilities	385	1,050	1,435
Net cash (used in) provided by continuing operations	(5,329)	6,228	899
Net cash provided by discontinued operations	—	72	72
Net cash (used in) provided by in operating activities	(5,329)	6,300	971

Cash flows from investing activities:
Payments for purchase of property and equipment	(2,584)	1,086	(1,498)
Net cash used in investing activities of continuing operations	(2,584)	1,086	(1,498)
Net cash used in investing activities of discontinued operations	—	(920)	(920)
Net cash used in investing activities	(2,584)	166	(2,418)

Cash flows from financing activities:
Payments on term loans	(900)	—	(900)
Net borrowings on revolving loans	8,950	(13)	8,937
Payments on Philadelphia Industrial Development Corporation loan	(41)	—	(41)
Deferred acquisition price payments	(1,531)	—	(1,531)
Dividends paid to noncontrolling interest	(111)	2	(109)
Proceeds from stock issued under employee stock purchase plan	65	9	74
Proceeds from exercise of stock options	220	(1)	219
Net cash provided by financing activities	6,652	(3)	6,649
Effect of exchange rate changes on cash	(1,609)	(6,463)	(8,072)
Net decrease in cash and cash equivalents	(2,870)	—	(2,870)
Cash and cash equivalents — beginning of period	24,089	—	24,089
Cash and cash equivalents — end of period	$21,219	$—	$21,219

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

The Company and the purchasers of the Construction Claims Group were unable to agree upon a final net working capital amount. After agreeing to a reduction in the proceeds of $3,203 and pursuant to the terms of the agreement, the Company participated in a dispute resolution process by which independent accounting experts determined in June 2018 that the final net working capital should be reduced by an additional $1,876. The total reduction in the proceeds from the buyer of $5,079 was completed and finalized in June 2018 and was included in calculating the gain during the second quarter of 2017.

The Company entered into a transition services agreement (the “TSA”) and certain other agreements with the Purchasers that govern the relationships between the Purchasers and the Company following the Claims Group sale. Pursuant to the TSA, the Company provides the Purchasers with certain specified services on a transitional basis for periods generally up to six months following the Claims Group sale, including support in areas such as facilities, finance, human resources, legal, marketing, technology and treasury. In addition, the Company granted the Purchasers a license to use certain office premises as specified in the TSA. The TSA also outlined the services that the Purchasers provide to the Company for a period of generally up to six months following the Claims Group sale, including support in areas such as finance, legal and treasury. The charges for the transition services and licensed premises generally allows the providing company to recover the incremental costs and expenses it actually incurs in connection with providing the services and premises apart from the provision of certain services that are to be provided at no cost for terms specified in the TSA.

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

The carrying amounts of assets and liabilities of the discontinued operations of the Claims Group that were classified as held for sale are as follows (in thousands):

	April 30, 2017	December 31, 2016

Accounts receivable, net	47,611	50,892
Prepaid expenses and other current assets	3,153	3,064
Income taxes receivable	—	695
Total current assets classified as held for sale	$50,764	$54,651

Property and equipment, net	5,786	4,617
Acquired intangibles, net	3,289	3,397
Goodwill	23,454	23,461
Investments	5	6
Other assets	2,860	610
Total non-current assets classified as held for sale	$35,394	$32,091

Accounts payable and accrued expenses	15,960	21,539
Income taxes payable	(17)	92
Deferred revenue	—	1,562
Other current liabilities	15,867	2,695
Total current liabilities classified as held for sale	$31,810	$25,888

Deferred income taxes	—	385
Deferred revenue	92	1,012
Retained Earnings	—	457
Other liabilities	1,257	3,233
Total non-current liabilities classified as held for sale	$1,349	$5,087

Net Assets	$52,999	55,767

The line items constituting earnings from discontinued operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016	2017 (1)	2016
		(As restated)		(As restated)
Revenues	$—	$42,203	$62,149	$127,909
Direct expenses	—	18,872	31,339	58,919
Gross profit	—	23,331	30,810	68,990
Selling, general and administrative expenses (2)	727	21,118	33,874	61,901
Operating (loss) profit	(727)	2,213	(3,064)	7,089
Interest and related financing fees, net (3)	—	2,762	8,858	8,293
Loss before income taxes	(727)	(549)	(11,922)	(1,204)
Pretax gain on the disposal of discontinued operations (4)	—	—	61,443	—
Earnings from discontinued operations before income taxes	(727)	(549)	49,521	(1,204)
Income tax expense (benefit) (5)	1,917	(9)	11,522	1,153
Net gain (loss) from discontinued operations	$(2,644)	$(540)	$37,999	$(2,357)

(1)	Results of operations for the Claims Group are reflected through April 30, 2017, the effective closing date of the Claims Group sale.

(2)	No amortization or depreciation expense was recorded by the Company in 2017 as the Claims Group’s assets were held for sale as of December 31, 2016.

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

(5)
The effective tax rates on pretax income from discontinued operations were (263.7)% and 23.3% for the three and nine months ended September 30, 2017, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to the taxability of the gain on the sale in the U.S and foreign jurisdictions. The “gain on disposal of discontinued operations, net of tax” decreased during the 3-months ended September 30, 2017 due to an increase in tax expense. The tax expense of $1,917 is offset by a tax benefit to continuing operations of $1,893 from the use of its additional loss for the 3-months ended September 30, 2017.

Note 3 - Liquidity

At September 30, 2017 our principal sources of liquidity consisted of $14,933 of cash and cash equivalents, $16,847 of available borrowing capacity under the Domestic Revolving Credit Facility, $9,876 of available borrowing capacity under the International Revolving Credit Facility and $2,100 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

From July 1, 2018 to July 12, 2018, the date of this filing, the Company was not in compliance with the requirements of its Revolving Credit Facilities, which required the filing of this Quarterly Report on Form 10-Q by June 30, 2018. Upon the filing of this Quarterly Report on Form 10-Q, the Company is compliant under such requirements. Prior waivers of non-compliance with certain covenants in the Revolving Credit Facilities require the Company to file the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If the Company does not file such reports in accordance with these deadlines, it may again be in noncompliance with the requirements of the Revolving Credit Facilities.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 5 to the consolidated financial statements in Item 8 of Form 10K/A (Amendment No. 2) for the year ended December 31, 2016 filed with the SEC on May 4, 2018. There have been no new pronouncements impacting our consolidated financial statements since that filing. See update below.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. However, none of the amendments change the core principle of the guidance in ASU 2014-09.

The new guidance in ASU 2014-09, as well as all amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective, and the Company anticipates that it will use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at January 1, 2018, the date of initial application. Management has implemented a plan of adoption and is continuing to evaluate the impact that adoption of this guidance will have on the Company’s financial statements.

The Company’s implementation plan includes the following:

•	Forming an ASU 2014-09 working group comprised of management representatives.

•	Analyzing the Company’s revenue streams.

•	Selecting representative contracts within each revenue stream for evaluation under ASU 2014-09.

•	Identifying the impact from the standard on current business processes.

•	Evaluating additional disclosure requirements and monitoring changes to the Company’s internal controls.

Management has commenced its plan for adoption of ASU 2014-09 by reviewing various types of revenue contracts and disaggregated the revenue into two revenue streams: (i) fixed price and (ii) time and materials. Thus far, from its contract reviews, the Company does not anticipate a material impact to its results of operations as the pattern of revenue recognition and the measurement of variable consideration is expected to be consistent under the new standard. However, the Company’s initial assessment of the impact could change as the adoption plan progresses. The Company expects that there will be an impact to financial reporting due to the enhanced revenue disclosures and internal control over financial reporting due to the new disclosure requirements of ASC 606. The Company will adopt the requirements of the new standard effective January 1, 2018, in the Company's Form 10-Q for the three months ended March 31, 2018.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows (in thousands):

	September 30, 2017	December 31, 2016

Billed	$190,881	$200,134
Retainage, current portion	10,950	10,824
Unbilled	21,683	24,968
	223,514	235,926
Allowance for doubtful accounts	(67,952)	(71,082)
Total	$155,562	$164,844

Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

There is approximately $9,778 included in non-current Retainage Receivable in the consolidated balance sheet at September 30, 2017. Of that amount, approximately $9,497 relates to retention and approximately $281 relates to a Defect and Liability Period (“DLP”), on the MOTC in Oman. Fifty percent of the DLP will be released one year from the commencement and the balance will be released upon the issuance of final Completion Certificates. This period commences upon the issuance of a “Taking Over Certificate” (by MOTC) to contractors, continues for a period of up to 24 months, and ends with the issuance of a final certificate closing the project.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$17,534	$13,420	$16,699	$11,298
Acquired contract rights	2,043	2,007	2,058	1,912
Trade names	897	491	959	500
Total	$20,474	$15,918	$19,716	$13,710

Intangible assets, net	$4,556		$6,006

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30, 2017
2017	2016	2017	2016
	(As restated)		(As restated)
$493	$286	$1,556	$2,279

The following table presents the estimated amortization expense based on our present intangible assets for the next five years (in thousands):

Estimated Amortization Expense

Year ending December 31,

2017 (remaining 3 months)	$485
2018	1,088
2019	990
2020	728
2021	338

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2017 (in thousands):

Balance, December 31, 2016	$50,665
Translation adjustments	2,376
Balance, September 30, 2017	$53,041

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses (in thousands):

	September 30, 2017	December 31, 2016

Accounts payable	$29,002	$30,944
Accrued payroll and related expenses	34,006	32,618
Accrued subcontractor fees	11,112	9,188
Accrued agency fees	2,075	5,702
Accrued legal and professional fees	1,549	2,223
Other accrued expenses	4,973	5,005
	$82,717	$85,680

Note 9 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows (in thousands):

	September 30, 2017	December 31, 2016
2014 Term Loan Facility, net of unamortized discount and deferred financing costs of $4,416 at December 31, 2016	$—	$112,884
2017 Term Loan Facility, net of unamortized discount and deferred financing costs of $926 at September 30, 2017	28,999	—
Domestic Revolving Credit Facility	—	16,500
International Revolving Credit Facility	—	11,102
Borrowings under credit facilities with a consortium of banks in Spain	2,747	2,962
Borrowings under overdraft credit facilities with the National Bank of Abu Dhabi	1,779	—
Borrowings from Philadelphia Industrial Development Corporation	613	655
	34,138	144,103
Less current maturities, net of unamortized discount and deferred financing costs of $157 and $1,778 at September 30, 2017 and December 31, 2016, respectively.	2,695	1,983
Notes payable and long-term debt, net of current maturities	$31,443	$142,120

In conjunction with the sale of its Claims Group on May 5, 2017 (See Note 2), the Company terminated and paid off the 2014 Term Loan Facility and amended and paid down its Domestic and International Revolving Credit Facilities with Société Générale (the “Agent”), and other U.S. Loan Parties (the “U.S. Lenders”). There was approximately $117,000 outstanding under the 2014 Term Loan, $25,000 outstanding on the Domestic Revolving Credit Facility and €8,300 ($8,793) outstanding on the International Revolving Credit Facility prior to the debt extinguishment and modification. In the second quarter of 2017, the Company recorded a charge of approximately $4,024 for the write-off of unamortized debt issuance costs related to the extinguishment of the 2014 Term Loan Facility and approximately $325 for the write-off of unamortized debt issuance costs related to the modification and reduction of borrowing capacity of the Domestic Revolving Credit Facility. The write-off of unamortized debt issuance costs is included in the results from discontinued operations.

The Company is party to a credit agreement with Société Générale (the “Agent”), and other U.S. Loan Parties (the “U.S. Lenders”) consisting of the $30,000 (the "2017 Term Loan Facility") and a $25,000 U.S. dollar-denominated revolving credit facility (the “Domestic Revolving Credit Facility”, together with the 2017 Term Loan Facility, the “U.S. Credit Facilities”) available to the Company and a credit agreement with the Agent (the “International Lender”) providing a €9,156 ($10,000 at closing) revolving credit facility (the “International Revolving Credit Facility” and together with the Domestic Revolving Credit Facility, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”) which is available to Hill International N.V. The Domestic Revolving Credit Facility and the International Revolving Credit Facility include sub-limits for letters of credit amounting to $20,000 and €8,000 ($9,130 at closing), respectively.

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

From July 1, 2018 to July 12, 2018, the date of this filing, the Company was not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by June 30, 2018. Upon the filing of this Quarterly Report on Form 10-Q, the Company is compliant under such requirements. Prior waivers of non-compliance with certain covenants in the Revolving Credit Facilities require the Company to file the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If the Company does not file such reports in accordance with these deadlines, it may again be in noncompliance with the requirements of the Revolving Credit Facilities.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

2017 Term Loan Facility

The disclosures that follow below describe the debt obligations outstanding as of September 30, 2017 under the 2017 Term Loan Facility.

On June 21, 2017, the Company entered into the 2017 Term Loan Facility with a term of 6 years, requiring repayment of 1.0% of the original principal amount annually for the first five years. Any amounts repaid on the 2017 Term Loan Facility will not be available to be re-borrowed.

The 2017 Term Loan Facility was funded net of a 1.0% discount of $300 of the principal amount, which has been deferred. In addition, the Company incurred fees and expenses related to the 2017 Term Loan Facility of approximately $874, which have been deferred. The original issue discount and debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over the six years ending June 21, 2023, the loan maturity date. The unamortized original issue discount and debt issuance cost balance of approximately $926 is included as an offset against the notes payable and long-term debt balance in the Consolidated Balance Sheet at September 30, 2017.

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

At September 30, 2017, the interest rate on the 2017 Term Loan Facility was 6.99%.

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

The 2017 Term Loan Facility (along with interest thereon) is generally secured by a first-priority security interest in substantially all assets of the Company and certain of the Company’s U.S. subsidiaries other than accounts receivable and cash proceeds thereof, as to which the 2017 Term Loan Facility (and the interest thereon) is secured by a second-priority security interest.

Revolving Credit Facilities

Simultaneously with the closing of the sale of the Construction Claims Business, the Company amended its Domestic Revolving Credit Facility to reduce the amount available to the Company to $25,000, amended its International Revolving Credit Facility to reduce the amount available to the Company to $10,000, and drew approximately $25,191 in cash and approximately $9,193 in letters of credit against the amended Revolving Credit Facilities. Deferred fees incurred with establishing the Secured Credit Facilities amounting to approximately $325 were charged to discontinued operations during the quarter of the sale.

The Domestic Revolving Credit Facility and the International Revolving Credit Facility each have a term of five years from the closing and provide for letter of credit sub-limits in amounts of $20,000 and €8,000 (approximately $9,452 at September 30, 2017), respectively. The maximum Consolidated Net Leverage Ratio will be increased from the prior credit facilities to 3.00 for all test dates and will not decline. The definition of Consolidated Net Leverage Ratio was amended to (i) remove the cap on the amount of permitted cash netting and (ii) permit netting of unrestricted cash and cash equivalents. The Company incurred fees totaling $1,739 which are deferred and will be amortized to interest expense over the five-year term of the facilities.

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

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option from time to time, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum. At September 30, 2017, the interest rate was 7.00%.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum. Throughout the three months ended September 30, 2017, we had no borrowings and, therefore, did not incur such interest expense.

The Company has paid commitment fees calculated at 0.50% annually on the average daily unused portion of the Domestic Revolving Credit Facility, and the Subsidiary has paid commitment fees calculated at 0.75% annually on the average daily unused portion of the International Revolving Credit Facility.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium. At September 30, 2017, the domestic borrowing base was $25,000 and the international borrowing base was €9,156 (approximately $10,818 at September 30, 2017).

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

The Company incurred fees and expenses related to the Revolving Credit Facilities in excess of $3,000 which has been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on May 5, 2022. The unamortized debt issuance cost balances of $2,502 and $1,650 are included in other assets in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 the Company had $8,153 of outstanding letters of credit and $16,847 of available borrowing capacity under the Domestic Revolving Credit Facility. At September 30, 2017, the Company had $942 of outstanding letters of credit and $9,876 of available borrowing capacity under the International Revolving Credit Facility.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintained a revolving credit facility with three banks in Spain which initially provided for total borrowing of up to €5,640 with interest at 6.50% on outstanding borrowings. The facility expired on December 17, 2016. Concurrent with the satisfaction of this facility Hill Spain entered into a new agreement with three new banks. The total new facility is for €2,770 (approximately $3,273 at September 30, 2017) which bears interest between 1.85% and 3.50% and is repaid in equal installments over varying expiration dates between 36 and 60 months.

Hill Spain previously maintained an ICO (Official Credit Institute) loan with Bankia Bank in Spain, which expired on August 10, 2017 and was paid in full.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500 (approximately $3,130 at September 30, 2017) collateralized by certain overseas receivables. At September 30, 2017, AED 6,538 was utilized (approximately $1,779). The credit facility is subject to periodic review by the bank and as such has been classified as current in the consolidated balance sheet. The interest rate is the one-month Emirates InterBank Offer Rate plus 3.50% (or 5.50% at September 30, 2017) but no less than 5.50%.  This facility allows for letters of guarantee up to AED 200,000 (approximately $54,431 at September 30, 2017) of which AED 97,182 (approximately $26,448) was outstanding at September 30, 2017.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380 Brazilian Reais (BRL) (approximately $752) at September 30, 2017, with a weighted average interest rate of 4.76% per month at September 30, 2017. There were no borrowings outstanding on any of these facilities at September 30, 2017 or December 31, 2016, which are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2017, the maximum U.S. dollar equivalent of the commitments was $84,087, of which $34,824 is outstanding.

In connection with the 2015 move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6 and matures on April 1, 2027.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information (in thousands):

	Nine Months Ended September 30,
	2017	2016
Interest and related financing fees paid	$5,831	$8,915
Income taxes paid	$7,713	$9,435
Increase (decrease) in other current liabilities and decrease (increase) in additional paid-in capital related to ESA Put Options	$(777)	$2,670
Increase in additional paid-in capital from the issuance of shares of common stock from cashless exercise of stock options	$—	$729

Note 11 — Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. On May 10, 2017 the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service, to be delivered to him on the last day of his service as ICEO. There is no circumstance in which these shares will not be issued, therefore, the accumulated shares are included in basic shares outstanding and in the computation of weighted averages basic shares. Basic shares outstanding included 50 shares and 81 shares related to this grant in the three and nine months ended September 30, 2017, respectively.

Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method, if dilutive. Options to purchase approximately 1,541 shares and 6,480 shares for the three month periods ended September 30, 2017 and 2016, respectively, and 2,079 shares and 6,478 shares for the nine month periods ended September 30, 2017 and 2016, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

Note 12 — Share-Based Compensation

At September 30, 2017, the Company had approximately 5,527 options outstanding with a weighted average exercise price of $4.23.  During the nine months ended September 30, 2017, the Company granted approximately 716 options which vest over a five-year period. The options granted had a weighted average exercise price of $4.98 and a contractual life of 7.0 years. The aggregate fair value of the options was approximately $1,400 calculated using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were: expected life—5 years; volatility—48.30% and risk-free interest rate—2.08%. During the nine months ended September 30, 2017, options for approximately 1,541 shares with a weighted average exercise price of $5.41 lapsed and options for approximately 222 shares with a weighted average exercise price of $4.41 were forfeited.

During the three and nine months ended September 30, 2017, employees purchased approximately 5 and 36 common shares, respectively, for an aggregate purchase price of approximately $24 and $138, respectively, pursuant to the Company’s 2008 Employee Stock Purchase Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $1,048 and $581 for the three months ended September 30, 2017 and 2016, respectively, and approximately $2,261 and $1,838 for the nine months ended September 30, 2017 and 2016, respectively.

On May 10, 2017 the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service. At the end of each month during such period, the ICEO is entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. The aggregate number of shares earned will be delivered to the ICEO on his the last day of service as ICEO. During the three and nine month periods ended September 30, 2017, the ICEO accumulated 50 shares and 81 shares, respectively. The value of the shares accumulated is remeasured each reporting period. The change in value from the previous reporting period is recorded as an adjustment to compensation expense. The Company recorded compensation expense of $221 and $386 for the three and nine months ended September 30, 2017, respectively related to these monthly grants. The ultimate value of these grants cannot be determined until the shares are delivered, therefore, the accumulated value of these shares is recorded in accrued expenses and will be reclassified to equity when the shares are ultimately delivered on the ICEO's last day of service.

Note 13 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2017 (in thousands):

	Total	Hill International, Inc. Stockholders	Noncontrolling Interest

Stockholders’ equity, December 31, 2016	$76,352	$74,358	$1,994
Net (loss) earnings	37,424	37,249	175
Other comprehensive earnings	(273)	(536)	263
Comprehensive (loss) earnings	37,151	36,713	438
Additional paid in capital	5,537	5,537	—
Stockholders’ equity, September 30, 2017	$119,040	$116,608	$2,432

Note 14 — Income Taxes

The effective tax rates for the three months ended September 30, 2017 and 2016 were 40.1% and (27.0)%, respectively, and 39.0% and 272.7% for the nine months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The Company’s effective tax rate in both years is higher than it otherwise would be primarily as a result of not recording an income benefit related to the U.S. net operating loss.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
				(As Restated)
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	(4,505)	$1,842	$(2,663)	$(8,050)	$(542)	$(8,592)
Income tax (benefit) expense, net	(1,892)	$824	$(1,068)	$—	$2,318	$2,318

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
				(As Restated)
	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	(8,613)	$7,670	$(943)	$(21,512)	$23,537	$2,025
Income tax (benefit) expense, net	(3,618)	$3,250	$(368)	$—	$5,523	$5,523

The reserve for uncertain tax positions amounted to $2,319 and $6,735 at September 30, 2017 and December 31, 2016, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. There were no such items related to uncertain tax positions for the three and nine months ended September 30, 2017 and 2016, respectively.

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

The 2017 continuing operations tax benefit in the United States is a result of the allocation of the United States operating loss being utilized to offset the gain in discontinued operations.

Note 15 —Segment and Related Information

At September 30, 2017, due to the sale of the Construction Claims Group (see Note 2), the Company now has one operating segment, the Project Management Group, which reflects how the Company is currently being managed. The Project Management Group provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The information for 2016 has been revised to exclude the operations of the Construction Claims Group which is accounted for as discontinued operations.

The following tables present certain information for the Project Management Group’s operations (in thousands):

Revenue by Geographic Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
			(As restated)				(As restated)
United States*	$59,640	48.4%	$50,675	41.8%	$169,229	46.4%	$148,194	37.8%
Latin America	2,889	2.3%	4,759	3.9%	9,189	2.5%	15,154	3.9%
Europe	10,811	8.8%	10,198	8.4%	30,931	8.5%	29,926	7.7%
Middle East	42,248	34.3%	45,580	37.6%	131,211	36.0%	166,887	42.7%
Africa	6,034	4.9%	5,946	4.9%	17,651	4.8%	18,659	4.8%
Asia/Pacific	1,570	1.3%	4,064	3.4%	6,537	1.8%	12,010	3.1%
Total	$123,192	100.0%	$121,222	100.0%	$364,748	100.0%	$390,830	100.0%
* includes Canada

For the three and nine months ended September 30, 2017, the United States was the only country to account for over 10% of consolidated total revenue.

For the three and nine months ended September 30, 2016, total revenue for the United Arab Emirates was $17,431 or 14.4% and $64,221 or 16.4% of consolidated total revenue, respectively. The United States was the only other country to account for over 10% of consolidated total revenue during the three and nine months ended September 30, 2016.

Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
United States	$6,350	$5,562	$17,730	$13,710
Latin America	88	(668)	(2,431)	1,520
Europe	(57)	409	3,763	(818)
Middle East	4,042	(3,296)	15,402	15,326
Africa	180	232	(533)	(878)
Asia/Pacific	(658)	94	(1,106)	909
Corporate	(11,573)	(10,319)	(31,702)	(25,934)
Total	$(1,628)	$(7,986)	$1,123	$3,835

Depreciation and Amortization Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Project Management	$1,422	$1,263	$4,397	$5,237
Corporate	334	217	614	452
Total	$1,756	$1,480	$5,011	$5,689

Revenue By Client Type

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
			(As restated)				(As restated)
U.S. federal government	$3,729	3.0%	$3,055	2.5%	$10,965	3.0%	$8,716	2.2%
U.S. state, regional and local governments	43,177	35.0%	40,182	33.1%	119,132	32.7%	113,302	29.0%
Foreign governments	33,524	27.2%	34,000	28.0%	105,546	28.9%	129,045	33.0%
Private sector	42,762	34.8%	43,985	36.4%	129,105	35.4%	139,767	35.8%
Total	$123,192	100.0%	$121,222	100.0%	$364,748	100.0%	$390,830	100.0%

Property, Plant and Equipment, Net, by Geographic Location

	September 30, 2017	December 31, 2016

United States/Canada	$10,983	$12,626
Latin America	598	881
Europe	882	218
Middle East	1,250	1,645
Africa	113	169
Asia/Pacific	114	850
Total	$13,940	$16,389

Note 16—Client Concentrations

The Company had no individual clients that accounted for 10% or more of total revenues during the three and nine months ended September 30, 2017 and 2016.

Note 17 — Commitments and Contingencies

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal proceedings which arise in the normal course of business.  As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of the provision required for commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter.  The provision may change in the future due to new developments or changes in circumstances.  Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made.  It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Acquisition-Related Contingencies

As of September 30, 2017 our subsidiary, Hill International (Spain), S.A. (“Hill Spain”), owned an indirect 91.0% interest in Engineering S.A. (“ESA”), a firm located in Brazil.  ESA’s shareholders entered into an agreement whereby the minority shareholders have a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also has the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period.  The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.  The ESA Put Option and the ESA Call Option must be made within three months after the audited financial statements of ESA have been completed. On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Options claim for a value of BRL 8,656 (approximately $2,734 at September 30, 2017).  At that time, the Company accrued the liability in other current liabilities and as an adjustment to additional paid in capital. The amount is subject to negotiation and any difference will be recorded upon completion of the transaction. See Note 18 Subsequent Events.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $2,132 of which approximately $444 had been included in discontinued operations in the consolidated statement of operations for the nine months ended September 30, 2017. The potential liability balance is included in other liabilities in the consolidated balance sheet at September 30, 2017.

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

The landlord for the new Philadelphia headquarters provided the Company with a tenant improvement allowance amounting to approximately $3,894. The tenant improvement allowance, which has been deferred, is included in other liabilities in the consolidated balance sheet at September 30, 2017 and December 31, 2016 and is being amortized on a straight-line basis against rent expense over the term of the twelve-year lease which commenced on May 1, 2015.

Note 18 — Subsequent Events

Finalization of ESA Put Option

The Company settled negotiations with the minority shareholders of ESA in November 2017 and February 2018. The shareholders agreed to a reduced total payment of BRL 6,084 (approximately $1,922), which was reflected in the balance sheet at September 30, 2017. The Company made an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2017 of BRL 4,475 (approximately $1,365) and on March 31, 2018 of BRL 3,146 (approximately $953) to record the final transaction amounts.

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

Kuwait Performance Guarantee

On or about February 8, 2018, the Company received notice from National Bank of Abu Dhabi (NBAD) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a performance guarantee issued by the Company for approximately $7,927 for a project located in Kuwait. NBAD subsequently issued, on behalf of Company, payment on February 15, 2018. The Company is taking legal action to recover the full amount issued under the performance guarantee.

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

Prior to the sale of the Claims Group, our revenue consisted of two components: consulting fee revenue and reimbursable expenses.  Reimbursable expenses were reflected in both revenue and direct expenses. These pass-through revenues/costs were subject to significant fluctuation from year to year. After entering into the agreement to sell the Claims Group, management determined that the Company operates in one operating segment, the Project Management Group, which reflects how the Company will be managed going forward.

Total revenue increased $1,970, or 1.6%, to $123,192 for the third quarter of 2017 from $121,222 for the third quarter of 2016. The increase was primarily in the United States, which increased 17.7% from the same period in the prior year primarily due to the addition of new projects in the Western, Mid-Atlantic and Northeast regions. The increase was partially offset by a decrease in the Middle East due to the closeout of a major project and a decrease in Asia/Pacific due to the winding down of projects.

Direct expenses increased $3,546, or 4.3%, to $85,875 for the third quarter of 2017 from $82,329 for the third quarter of 2016 primarily due to the addition of new projects in the Western, Mid-Atlantic and Northeast regions of the United States, partially offset by decreases in the Middle East, Asia/Pacific and Latin America due to the closeout of projects.

Gross profit decreased $1,576, or 4.1%, to $37,317 for the third quarter of 2017 from $38,893 for the third quarter of 2016 primarily due to the winding down of major projects in Asia/Pacific.

Selling, general and administrative (“SG&A”) expenses decreased $7,922, or 16.9%, to $38,945 for the third quarter of 2017 from $46,867 for the third quarter of 2016 primarily due to the decrease in the Middle East as a result of the winding down of major projects in the region and a decrease in bad debt expense in the current quarter compared to the prior year due to a large increase in reserves during 2016 for certain accounts receivable in the Middle East and Asia/Pacific.

We had an operating loss of $1,628, for the third quarter of 2017 compared to operating loss of $7,986 for the third quarter of 2016 The increase in profit is primarily the result of decreased selling, general and administrative expenses in the Middle East.

Income tax benefit was $1,068 for the third quarter of 2017 compared to income tax expense of $2,318 for the third quarter of 2016.  The switch to an income tax benefit from income tax expense is due to a change in the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions.

Net loss attributable to Hill was $4,294 for the third quarter of 2017, compared to net loss of $11,546 for the third quarter of 2016.  Diluted loss per common share attributable to Hill was $0.08 for the second quarter of 2017 based upon 52,371 diluted common shares outstanding compared to a diluted loss attributable to Hill per common share of $0.22 for the third quarter of 2016 based upon 51,753 diluted common shares outstanding.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to
Three Months Ended September 30, 2016

Revenue by geographic region (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
			(As restated)
United States*	$59,640	48.4%	$50,675	41.8%	$8,965	17.7%
Latin America	2,889	2.3%	4,759	3.9%	(1,870)	(39.3)%
Europe	10,811	8.8%	10,198	8.4%	613	6.0%
Middle East	42,248	34.3%	45,580	37.6%	(3,332)	(7.3)%
Africa	6,034	4.9%	5,946	4.9%	88	1.5%
Asia/Pacific	1,570	1.3%	4,064	3.4%	(2,494)	(61.4)%
Total	$123,192	100.0%	$121,222	100.0%	$1,970	1.6%
     * includes Canada

Total Revenue increased by approximately $1,970 for the three months ended September 30, 2017 when compared to the same time period in the prior year. Revenues in the United States increased approximately $8,965 due to the addition of new projects in the Western Region of approximately $3,800, the Mid Atlantic Region of approximately $3,400 and the Northeast Region of approximately $2,145. These increases were partially offset by decreases in the Middle East due to the close out of the Dubai Parks project and the winding down of projects in the Asia Pacific region.

Direct Expenses (dollars in thousands):

	Three Months Ended September 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States*	$42,986	50.1%	72.1%	$34,653	42.0%	68.4%	$8,333	24.0%
Latin America	1,540	1.8%	53.3%	2,926	3.6%	61.5%	(1,386)	(47.4)%
Europe	7,419	8.6%	68.6%	6,552	8.0%	64.2%	867	13.2%
Middle East	29,773	34.7%	70.5%	32,944	40.0%	72.3%	(3,171)	(9.6)%
Africa	3,366	3.9%	55.8%	3,539	4.3%	59.5%	(173)	(4.9)%
Asia/Pacific	791	0.9%	50.4%	1,715	2.1%	42.2%	(924)	(53.9)%
Total	$85,875	100.0%	69.7%	$82,329	100.0%	67.9%	$3,546	4.3%
     *includes Canada

Direct Expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job-related expenses. Direct Expenses increased approximately $3,546 for the three months ended September 30, 2017 when compared to the same time period in the prior year primarily due to expenses in the United States increasing approximately $8,333 as a result of the addition of new projects in the Western, Mid Atlantic and Northeast regions. These increases were partially offset by decreases in the Middle East, Asia Pacific and Latin America due to the closeout of projects within those regions.

Gross Profit (dollars in thousands):

	Three Months Ended September 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States*	$16,654	44.6%	27.9%	$16,022	41.2%	31.6%	$632	3.9%
Latin America	1,349	3.6%	46.7%	1,833	4.7%	38.5%	(484)	(26.4)%
Europe	3,392	9.1%	31.4%	3,646	9.4%	35.8%	(254)	(7.0)%
Middle East	12,475	33.4%	29.5%	12,636	32.5%	27.7%	(161)	(1.3)%
Africa	2,668	7.2%	44.2%	2,407	6.2%	40.5%	261	10.8%
Asia/Pacific	779	2.1%	49.6%	2,349	6.0%	57.8%	(1,570)	(66.8)%
Total	$37,317	100.0%	30.3%	$38,893	100.0%	32.1%	$(1,576)	(4.1)%
     * includes Canada

The Gross Profit for the three months ending September 30, 2017 decreased approximately $1,576 compared to the same period in the prior year. The decrease was primarily due to a decrease of approximately $1,570 in the Asia Pacific region as a result of the winding down of major projects.

Selling, General and Administrative (“SG&A”) Expenses (dollars in thousands):

	Three months ended September 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States*	$10,304	17.3%	$10,460	20.6%	$(156)	(1.5)%
Latin America	1,261	43.6%	2,501	52.6%	(1,240)	(49.6)%
Europe	3,449	31.9%	3,237	31.7%	212	6.5%
Middle East	8,433	20.0%	15,932	35.0%	(7,499)	(47.1)%
Africa	2,488	41.2%	2,175	36.6%	313	14.4%
Asia/Pacific	1,437	91.5%	2,243	55.2%	(806)	(35.9)%
Corporate	11,573	9.4%	10,319	8.5%	1,254	12.2%
Total	$38,945	31.6%	$46,867	38.7%	$(7,922)	(16.9)%
     * includes Canada

Selling, General and Administrative expenses for the three months ending September 30, 2017 decreased approximately $7,922 when compared to the same period in prior year primarily due to the $7,499 decrease in the Middle East. The decrease in this region was primarily due to the close out of projects resulting in a reduction in unapplied labor of approximately $2,300 and a decrease in bad debt expense of approximately a $4,700 due to the large increase in reserves for certain accounts receivable in the Middle East and Asia/Pacific during 2016. These decreases were partially offset by increases in severance expense of approximately $980 and expenses related to the Company’s profit improvement plan of approximately $2,700.

Operating Profit (Loss) (dollars in thousands):

	Three Months Ended September 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States*	$6,350	10.6%	$5,562	11.0%	$788	14.2%
Latin America	88	3.0%	(668)	(14.0)%	756	(113.2)%
Europe	(57)	(0.5)%	409	4.0%	(466)	(113.9)%
Middle East	4,042	9.6%	(3,296)	(7.2)%	7,338	(222.6)%
Africa	180	3.0%	232	3.9%	(52)	(22.4)%
Asia/Pacific**	(658)	(41.9)%	94	2.3%	(752)	(800.0)%
Corporate cost	(11,573)	—	(10,319)	—	(1,254)	12.2%
Total	$(1,628)	(1.3)%	$(7,986)	(6.6)%	$6,358	(79.6)%
* includes Canada
** includes Hill's share of loss(profit) of equity method affiliates on the Consolidated Statements of Operations.

Operating Profit increased approximately $6,358 in the three months ended September 30, 2017 compared to the same period in the prior year. This was primarily due to a $7,499 decrease in selling, general and administrative expenses in the Middle East as a result of decreases in unapplied labor and bad debt expense. This was partially offset by a $1,254 increase in Corporate costs related to the Company's profit improvement plan.

Interest and Related Financing Fees, net

Interest and related financing fees increased $429 to $1,035 for the three months ended September 30, 2017 as compared with $606 for three months ended September 30, 2016.

Income Taxes

For the three months ended September 30, 2017 and 2016, the Company recognized an income tax benefit of $1,068 and income tax expense of $2,318, respectively.

The effective income tax rates for the three-month periods ended September 30, 2017 and 2016 were 40.1% and (27.0)%, respectively. The change in the Company’s effective tax rate for the third quarter of 2017 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the three months ended September 30, 2017 was $4,294, or $0.08 per diluted common share based on 52,388 diluted weighted average common shares outstanding, as compared to net loss for the three months ended September 30, 2016 of $11,546, or $0.22 per diluted weighted average common shares based upon 51,753 diluted weighted average common shares outstanding. Losses from continuing operations for the three months ended September 30, 2017 were $1,595, or $0.03 per diluted weighted average common share, compared to loss from continuing operations of $10,910, or $0.21 per diluted weighted average common shares, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to
Nine Months Ended September 30, 2016

Revenue by geographic region (in thousands):

	Nine Months Ended September 30,
	2017		2016		Change
			(As restated)
United States*	$169,229	46.4%	$148,194	37.8%	$21,035	14.2%
Latin America	9,189	2.5%	15,154	3.9%	(5,965)	(39.4)%
Europe	30,931	8.5%	29,926	7.7%	1,005	3.4%
Middle East	131,211	36.0%	166,887	42.7%	(35,676)	(21.4)%
Africa	17,651	4.8%	18,659	4.8%	(1,008)	(5.4)%
Asia/Pacific	6,537	1.8%	12,010	3.1%	(5,473)	(45.6)%
Total	$364,748	100.0%	$390,830	100.0%	$(26,082)	(6.7)%
     * includes Canada

Total Revenue decreased by $26,082 for the nine months ending September 30, 2017 compared to the same time period in the prior year, primarily due to the $35,676 decrease in the Middle East as a result of the closeout of projects in Saudi Arabia and Qatar and a slow down of the Muscat International Airport project in Oman. In addition, Asia Pacific had a decrease of $5,473 primarily from a decrease in large projects and Latin America had a $5,965 decrease in revenue primarily due to declining economic conditions in Brazil. These reductions were partially offset by increases in the United States, which included Western region increased revenue of approximately $11,000, Mid Atlantic region increased revenue of approximately $7,400 and Northeast region increased revenue of approximately $2,100 due to the addition of new projects.

Direct expenses (in thousands):

	Nine Months Ended September 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States*	$119,649	47.7%	70.7%	$103,323	38.4%	69.7%	16,326	15.8%
Latin America	5,651	2.2%	61.5%	9,530	3.6%	62.9%	(3,879)	(40.7)%
Europe	21,064	8.4%	68.1%	19,740	7.4%	66.0%	1,324	6.7%
Middle East	91,849	36.6%	70.0%	117,312	43.8%	70.3%	(25,463)	(21.7)%
Africa	9,664	3.8%	54.8%	12,009	4.5%	64.4%	(2,345)	(19.5)%
Asia/Pacific	3,314	1.3%	50.7%	6,070	2.3%	50.5%	(2,756)	(45.4)%
Total	$251,191	100.0%	68.9%	$267,984	100.0%	68.6%	(16,793)	(6.3)%
     * includes Canada

Direct Expenses consist of labor expenses for time charged directly to contracts, certain reimbursable expenses consisting of amounts paid to subcontractors and other third parties, and travel and other job related expenses. The decrease in direct expenses was primarily due to a reduction in direct labor expense in the Middle East due to reduced revenues across most of the region including the United Arab Emirates, Qatar, Saudi Arabia and Oman. The decreases in the Latin America, Africa and Asia Pacific regions were due to reduced revenue in those regions. These decreases were partially offset by expense increases across all regions in the United States related to new work and contract extensions.

Gross Profit (in thousands):

	Nine Months Ended September 30,
	2017			2016			Change
				(As restated)
			% of Revenue			% of Revenue
United States*	$49,580	43.7%	29.3%	$44,871	36.5%	30.3%	$4,709	10.5%
Latin America	3,538	3.1%	38.5%	5,624	4.6%	37.1%	(2,086)	(37.1)%
Europe	9,867	8.7%	31.9%	10,186	8.3%	34.0%	(319)	(3.1)%
Middle East	39,362	34.7%	30.0%	49,575	40.4%	29.7%	(10,213)	(20.6)%
Africa	7,987	7.0%	45.2%	6,650	5.4%	35.6%	1,337	20.1%
Asia/Pacific	3,223	2.8%	49.3%	5,940	4.8%	49.5%	(2,717)	(45.7)%
Total	$113,557	100.0%	31.1%	$122,846	100.0%	31.4%	$(9,289)	(7.6)%
* includes Canada

Gross Profit decreased by approximately $9,289 for the nine months ended September 30, 2017 compared to the same time period in the prior year. The decrease was primarily due to the winding down of major projects in the Middle East, Asia Pacific and Latin American regions. These decreases were partially offset by increases in revenues across all regions in the United States related to new work and contract extensions.

Selling, General and Administrative (“SG&A”) Expenses (in thousands):

	Nine Months Ended September 30,
	2017		2016		Change
			(As restated)
		% of Revenue		% of Revenue
United States*	$31,850	18.8%	$31,161	21.0%	$689	2.2%
Latin America	5,969	65.0%	4,104	27.1%	1,865	45.4%
Europe	6,104	19.7%	11,004	36.8%	(4,900)	(44.5)%
Middle East	23,960	18.3%	34,249	20.5%	(10,289)	(30.0)%
Africa	8,520	48.3%	7,528	40.3%	992	13.2%
Asia/Pacific	4,377	67.0%	5,003	41.7%	(626)	(12.5)%
Corporate	31,702	8.7%	25,934	6.6%	5,768	22.2%
Total	$112,482	30.8%	$118,983	30.4%	$(6,501)	(5.5)%
* Includes Canada

Selling, General and Administrative expenses for nine months ended September 30, 2017 decreased approximately $6,501 compared to the same time period in prior year. This was primarily due to decreases in the Middle East as a result of a $2,600 decrease in unapplied labor from the closeout of projects and an $8,300 decrease in bad debt expense due to the large increase in reserves for certain accounts receivable in the Middle East and Asia/Pacific during 2016. In addition, there was a $4,900 decrease in Europe primarily related to a reduction in foreign currency translation expense. Partially offsetting these decreases were Corporate cost increases of $5,768 primarily due to expenses related to the Company's profit improvement plan and increased severance costs.

Operating Profit (Loss) (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016		Change
	(As restated)		(As restated)
		% of Revenue		% of Revenue
United States*	$17,730	10.5%	$13,710	9.3%	$4,020	29.3%
Latin America	(2,431)	(26.5)%	1,520	10.0%	(3,951)	(259.9)%
Europe	3,763	12.2%	(818)	(2.7)%	4,581	(560.0)%
Middle East	15,402	11.7%	15,326	9.2%	76	0.5%
Africa	(533)	(3.0)%	(878)	(4.7)%	345	(39.3)%
Asia/Pacific **	(1,106)	(16.9)%	909	7.6%	(2,015)	(221.7)%
Corporate cost	(31,702)	—	(25,934)	—	(5,768)	22.2%
Total	$1,123	0.3%	$3,835	1.0%	$(2,712)	(70.7)%
* includes Canada
** includes Hill's share of loss(profit) of equity method affiliates on the Consolidated Statements of Operations.

Operating Profit for the nine months ended September 30, 2017 decreased approximately $2,712 compared to the same period in prior year. Contributing to the reduction was an increase in Corporate costs of approximately $5,768 primarily related to expenses incurred for the Company's profit improvement plan and increased severance costs. In addition, decreases in Latin America and Asia Pacific revenue as a result of the winding down of certain major projects in the regions contributed to the decline in Operating Profit. These decreases were partially offset by an increase of Operating Profit in Europe of approximately $4,581 due to a reduction in foreign currency translation expense and an increase in the United States of approximately $4,020 from new work.

Interest and Related Financing Fees, net

Interest and related financing fees increased $256 to $2,066 for the nine months ended September 30, 2017 as compared with $1,810 for nine months ended September 30, 2016.

Income Taxes

The Company recognized income tax benefit of $368 and expense of $5,523 for the nine months ended September 30, 2017 and 2016, respectively.

The effective income tax rates for the nine-month periods ended September 30, 2017 and 2016 were 39.0% and 272.7%, respectively. The change in the Company’s effective tax rate in 2017 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net (Loss) Earnings Attributable to Hill

The net income attributable to Hill International, Inc. for the nine months ended September 30, 2017 was $37,249, or $0.72 per diluted weighted average common shares based on 52,065 diluted weighted average common shares outstanding, as compared to net loss in the nine months ended September 30, 2016 of $5,912, or $0.11 per diluted weighted average common shares based upon 51,704 diluted common shares outstanding. Losses from continuing operations for the nine months ended September 30, 2017 were $575 or $0.01 per diluted weighted average common shares, compared to net loss from continuing operations of $3,498, or $0.07 per diluted weighted average common shares, for the nine months ended September 30, 2016.

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

A reconciliation of EBITDA to the most directly comparable GAAP measure follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Net (loss) earnings from continuing operations	$(1,595)	$(10,910)	$(575)	$(3,498)
Interest expense, net	1,035	606	2,066	1,810
Income tax (benefit) expense	(1,068)	2,318	(368)	5,523
Depreciation and amortization	1,756	1,480	5,011	5,689
EBITDA	$128	$(6,506)	$6,134	$9,524

Liquidity and Capital Resources

At September 30, 2017, our primary sources of liquidity consisted of $14,933 of cash and cash equivalents, of which $11,657 was on deposit in foreign locations, and $28,825 of available borrowing capacity under our various credit facilities. See Note 9 to our consolidated financial statements for a description of our credit facilities and term loans. We believe that we have sufficient liquidity to support the anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.

From July 1, 2018 to July 12, 2018, the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of this Quarterly Report on Form 10-Q by June 30, 2018. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements. Prior waivers of non-compliance with certain covenants in our Revolving Credit Facilities require us to file the Form 10-K for the 2017 fiscal year by July 17, 2018 and the Form 10-Q for the first quarter of 2018 by July 30, 2018. If we do not file such reports in accordance with these deadlines, we may again be in noncompliance with the requirements of our Revolving Credit Facilities.

If market opportunities exist, we intend to undertake financing actions to increase our liquidity, which could include borrowing additional funds under our credit agreements, obtaining new bank debt, raising funds through capital market transactions, or other strategic initiatives.

Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2017, we had approximately $49,263 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2017, cash and cash equivalents decreased by $10,704 to $14,933. Cash used in operations was $15,274, cash provided by investing activities was $127,257 and cash used in financing activities was $118,576. We also experienced a decrease in cash of $4,111 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $15,274 for the nine months ended September 30, 2017. This compares to cash provided by operating activities of $971 for the nine months ended September 30, 2016. We had consolidated net earnings for the nine months ended September 30, 2017 amounting to $37,424 compared to net loss of $5,855 for the nine months ended September 30, 2016. The increase was primarily due to the sale of the Construction Claims Group effective April 30, 2017. Depreciation and amortization was $5,011 during the nine months ended September 30, 2017 compared to $5,689 during the first nine months ended September 30, 2016; the decrease in this category in 2017 versus 2016 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years and reduced depreciation expense due to the sale of the Construction Claims Group.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at September 30, 2017 and December 31, 2016 were $4,534 and $4,312, respectively.

Average days sales outstanding (“DSO”) was 148 days and 161 days at September 30, 2017 and 2016, respectively. DSO is a measure of our ability to collect our accounts receivable and is calculated by dividing the net period-end accounts receivable balance (including billed and unbilled A/R, joint venture A/R, WIP and current retainage receivable) by average total daily revenue (i.e., total revenue for the quarter divided by 90 days). Generally, the age of our receivables is adversely affected by the timing of payments from our clients in Europe and Africa, which have historically been slower than payments from clients in other geographic regions of the Company’s operations.

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

Investing Activities

Net cash provided by investing activities was $127,257 for the nine months ended September 30, 2017, as a result of the disposition of the discontinued operations during the second quarter of 2017(see note 2 to our financial statements).

Financing Activities

Net cash used in financing activities was $118,576 for the nine months ended September 30, 2017 primarily related to the repayment of the 2014 Term Loan in conjunction with the sale of the discontinued operations during the second quarter of 2017 (see note 2 to our financial statements).

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 5 to the consolidated financial statements in Item 8 of Form 10K/A (Amendment No. 2) for the year ended December 31, 2016 filed with the SEC on May 4, 2018. There have been no new pronouncements impacting our consolidated financial statements since that filing. See update below.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. However, none of the amendments change the core principle of the guidance in ASU 2014-09.

The new guidance in ASU 2014-09, as well as all amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective and the Company anticipates that it will use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at January 1, 2018, the date of initial application. Management has implemented a plan of adoption and is continuing to evaluate the impact that adoption of this guidance will have on the Company’s financial statements.

The Company’s implementation plan includes the following:

•	Forming an ASU 2014-09 working group comprised of management representatives.

•	Analyzing the Company’s revenue streams.

•	Selecting representative contracts within each revenue stream for evaluation under ASU 2014-09.

•	Identifying the impact from the standard on current business processes.

•	Evaluating additional disclosure requirements and monitoring changes to the Company’s internal controls.

Management has commenced its plan for adoption of ASU 2014-09 by reviewing various types of revenue contracts and disaggregated the revenue into two revenue streams: (i) fixed price and (ii) time and materials. Thus far, from its contract reviews, the Company does not anticipate a material impact to its results of operations as the pattern of revenue recognition and the measurement of variable consideration is expected to be consistent under the new standard. However, the Company’s initial assessment of the impact could change as the adoption plan progresses. The Company expects that there will be an impact to financial reporting due to the enhanced revenue disclosures and internal control over financial reporting due to the new disclosure requirements of ASC 606. The Company will adopt the requirements of the new standard effective January 1, 2018.

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

At September 30, 2017, our backlog was approximately $891,484 compared to approximately $894,291 at June 30, 2017 and approximately $841,253 at December 31, 2016. Our net bookings during the third quarter of 2017 of $120,385 equates to a book-to-bill ratio of 97.7%. During the third quarter of 2017, we were awarded new contracts in the Middle East, Europe and the United States. We estimate that approximately $321,658 or 36.1% of the backlog at September 30, 2017, will be recognized over the next twelve months.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region (in thousands):

	Total Backlog		12-Month Backlog
September 30, 2017
United States/Canada	$472,525	53.0%	$125,375	39.0%
Latin America	11,890	1.3%	8,216	2.6%
Europe	67,009	7.5%	29,968	9.3%
Middle East	255,150	28.6%	129,720	40.2%
Africa	66,490	7.5%	22,079	6.9%
Asia/Pacific	18,420	2.1%	6,300	2.0%
Total	$891,484	100.0%	$321,658	100.0%

December 31, 2016
United States/Canada	$459,000	54.5%	$141,000	41.7%
Latin America	10,000	1.2%	8,000	2.4%
Europe	38,225	4.5%	26,091	7.7%
Middle East	284,028	33.8%	133,030	39.3%
Africa	42,000	5.0%	22,000	6.5%
Asia/Pacific	8,000	1.0%	8,000	2.4%
Total	$841,253	100.0%	$338,121	100.0%

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2017. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2016 Annual Report on Form 10-K/A (Amendment No.2) (“2016 Form 10-K/A), our disclosure controls and procedures were ineffective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the nine months ended September 30, 2017, and, other than those remediation efforts described in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), there were no other material changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2017 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Therefore, while there were no changes, other than the items discussed in Item 9A of our 2016 Annual Report on Form 10-K/A (Amendment No. 2), our internal control over financial reporting in the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we continued monitoring the operation of these remedial measures through the date of this on Form 10-Q.

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

Hill International, Inc.

By:	/s/ Paul J. Evans
Paul J. Evans
Interim Chief Executive Officer
(Principal Executive Officer)
Dated:	July 12, 2018

By:	/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	July 12, 2018