Form 10-K
period 2017-12-31
Hill International, Inc.
filed 2018-08-31
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2017 was approximately $270,716,337. As of August 28, 2018, there were 55,294,670 shares of the Registrant’s Common Stock outstanding.

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

Important factors that could cause our actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” herein;

•	Unfavorable global economic conditions may adversely impact our business;

•	Our backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	We may incur difficulties in implementing the profit improvement plan;

•	Our expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that we conduct pursuant to joint ventures with other parties;

•	Difficulties we may incur in implementing our acquisition strategy; and

•	The need to retain and recruit key technical and management personnel.

Other factors that may affect our business, financial position or results of operations include:

•	Unexpected delays in collections from clients;

•	Risks related to our ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

Item 1. Business.

General

Hill International, Inc., with approximately 2,900 professionals in more than 50 offices worldwide, provides project management, construction management and other consulting services primarily to the building, transportation, environmental, energy and industrial markets. The terms “Hill”, the “Company”, “we”, “us” and “our” refer to Hill International, Inc.

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

Amounts throughout the remainder of this document are in thousands unless otherwise noted.

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

•
Control Our Costs and Expenses. The Company commenced a Profit Improvement Plan (“PIP”) in May 2017 following the sale of the Construction Claims Group. We initially identified gross, annualized pre-tax savings ranging from $27 million to $38 million. As a result of the reductions implemented to date, the gross savings through December 31, 2017 were approximately $8 million, with expected annual gross savings of approximately $32 million in 2018. We continue to seek additional cost savings opportunities and have substantially completed the PIP as of the third quarter of 2018.

Reporting Segments

On December 20, 2016, we entered into a Stock Purchase Agreement to sell our Construction Claims Group, which is reported herein as discontinued operations. The transaction permitted us to strengthen our balance sheet and better focus on our project management business. See Note 2 to our consolidated financial statements for a description of the transaction.

The Company operates in a single reporting segment, known as the Project Management Group which provides fee-based construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

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

Global Business

We operate worldwide and currently have over 50 offices in over 25 countries. The following table sets forth the amount and percentage of our revenues by geographic region for each of the past three fiscal years:

Revenue by Geographic Region:

	2017		2016		2015
United States	$227,581	47.1%	$204,035	39.5%	$187,399	34.4%
Latin America	11,772	2.4%	18,775	3.6%	26,350	4.8%
Europe	43,179	8.9%	41,062	8.0%	42,635	7.8%
Middle East	169,964	35.1%	213,613	41.4%	248,193	45.6%
Africa	23,100	4.8%	24,037	4.7%	23,935	4.4%
Asia/Pacific	8,140	1.7%	14,490	2.8%	16,248	3.0%
Total	$483,736	100.0%	$516,012	100.0%	$544,760	100.0%

Grow Organically and Through Selective Acquisitions

Over the years, our business has expanded through organic growth and the acquisition of a number of project management businesses.

Clients

Our clients consist primarily of the United States federal, state and local governments, other national governments, and the private sector. The following table sets forth our breakdown of revenue attributable to these categories of clients for for the years ended December 31, 2017, 2016 and 2015:

Revenue By Client Type

	2017		2016		2015
U.S. federal government	$15,105	3.1%	$12,050	2.3%	$10,737	2.0%
U.S. state, regional and local governments	156,183	32.3%	155,976	30.2%	139,086	25.5%
Foreign governments	133,655	27.6%	170,567	33.1%	209,468	38.5%
Private sector	178,793	37.0%	177,419	34.4%	185,469	34.0%
Total	$483,736	100.0%	$516,012	100.0%	$544,760	100.0%

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Largest client	6.0%	9.0%	8.0%
2nd largest client	6.0%	5.0%	6.0%
3rd largest client	4.0%	5.0%	5.0%
4th largest client	3.0%	4.0%	4.0%
5th largest client	3.0%	4.0%	3.0%
Top 5 largest clients	22.0%	27.0%	26.0%

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

Although a significant factor in our business development consists of our standing in our industry, including existing relationships and reputation based on performance on completed projects, our marketing department undertakes a variety of activities in order to expand our exposure to potential new clients. These activities include media relations, advertising, promotions, market sector initiatives and maintaining our website and related web marketing. Media relations include placing articles that feature us and our personnel in trade publications and other media outlets. Our promotions include arranging speaking engagements for our personnel, participation in trade shows and other promotional activities. Market sector initiatives are designed to broaden our exposure to specific sectors of the construction industry by, for example, participating in or organizing industry seminars.

Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations. For the year ended December 31, 2017, 2016 and 2015, revenue from U.S. and foreign government contracts represented approximately 63.0%, 65.6% and 66.0% of our total revenue, respectively.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in many of the jurisdictions where we operate. Our business of providing project management services is not subject to significant regulation by state, federal or foreign governments.

Contracts

The price provisions of our customer contracts can be grouped into three broad categories: cost-plus, time and materials, and fixed price. Cost-plus contracts provide for reimbursement of our costs and overhead plus a predetermined fee. Under some cost-plus contracts, our fee may be based partially on quality, schedule and other performance factors. We also enter into contracts whereby we bill our clients monthly at hourly billing rates. The hourly billing rates are determined by contract terms. For governmental clients, the hourly rates are generally calculated as salary costs plus overhead costs plus a negotiated profit percentage. For commercial clients, the hourly rate can be taken from a standard fee schedule by staff classification or it can be at a discount from this schedule. In some cases, primarily for foreign work, a monthly rate is negotiated rather than an hourly rate. This monthly rate is a build-up of staffing costs plus overhead and profit.

Backlog

We believe a primary indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to result in future revenue. Our backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles ("U.S. GAAP"), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.  Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. Historically, the impact of terminations and modifications on our realization of revenue from our backlog has not been significant, however, in December 2016, one contract in the Middle East and one contract in Africa were cancelled. As a result, approximately $73,000 was excluded from our backlog at December 31, 2016. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue.

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
As of December 31, 2017
United States	$449,621	53.2%	$116,975	37.5%
Latin America	13,350	1.6%	8,789	2.8%
Europe	45,446	5.4%	29,887	9.6%
Middle East	250,956	29.6%	126,965	40.6%
Africa	67,491	8.0%	23,111	7.4%
Asia/Pacific	18,935	2.2%	6,500	2.1%
Total	$845,799	100.0%	$312,227	100.0%

	Total Backlog		12-Month Backlog
As of December 31, 2016
United States	$459,000	54.6%	141,000	41.7%
Latin America	10,000	1.2%	8,000	2.4%
Europe	38,225	4.5%	26,091	7.7%
Middle East	284,028	33.7%	133,030	39.4%
Africa	42,000	5.0%	22,000	6.5%
Asia/Pacific	8,000	1.0%	8,000	2.3%
Total	$841,253	100.0%	$338,121	100.0%

At December 31, 2017, our backlog was $845,799, compared to approximately $841,253 at December 31, 2016. Our net bookings during December 2017 of $488,283 equates to a book-to-bill ratio of 100.9%. We estimate that approximately $312,227 or 36.9% of the backlog at December 31, 2017 will be recognized during our 2018 fiscal year.

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2017, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP Parsons Brinckerhoff, Inc., Parsons Corp. and Turner Construction Co.

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

Executive Officers

Name	Age	Position
Paul J. Evans	50	Interim Chief Executive Officer
Raouf S. Ghali	57	President and Chief Operating Officer
Michael V. Griffin	65	Regional President, Americas
William H. Dengler, Jr.	52	Executive Vice President and General Counsel
Marco A. Martinez	52	Senior Vice President and Interim Chief Financial Officer
Abdo E. Kardous	59	Regional President, Middle East
J. Charles Levergood	57	Senior Vice President of Business Development, Americas

PAUL J. EVANS has been our Interim Chief Executive Officer since May 2017, and has been a member of our Board of Directors since August 2016. Over the course of his 25-year-plus career, Mr. Evans has held several leadership positions including Vice President, Chief Financial Officer and Treasurer of MYR Group; Chief Executive Officer of Conex Energy Corporation; Treasurer and Corporate Officer of Northwestern Energy; Vice President — Structured Finance, Valuation and Treasury Operations at Duke Energy North America; and Executive Director — Project Finance at NRG Energy. Mr. Evans is also a veteran of the U.S. Army. He holds a BBA from Stephen F. Austin State University and a Masters in international management from Thunderbird School of Global Management.

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

MICHAEL V. GRIFFIN has been our Regional President, Americas since September 2017. Mr. Griffin started his career with Hill in 1981. Prior to joining us, Mr. Griffin worked for the City of Philadelphia in the Department of Public Property. He has more than 40 years of construction industry experience and has managed or overseen the delivery of a wide variety of technically complex facilities and projects. He has proven expertise in the planning, design and construction of major building, transportation and heavy civil construction projects. He earned both a B.S. and a M.S. in civil engineering from Villanova University, and a MBA in finance from La Salle University. He is a registered Professional Engineer in Pennsylvania, New Jersey, New York and Maryland.

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

MARCO A. MARTINEZ has been our Senior Vice President and Interim Chief Financial Officer since November 2017. Mr. Martinez has over 27 years of financial and operational leadership experience including serving as Senior Vice President and Chief Financial Officer of Pernix Group and Vice President and Chief Financial Officer and Treasurer, Vice President of Contract Performance of MYR Group. Mr. Martinez earned both a BBA in accounting and a M.S. in finance from Loyola University, Chicago.

ABDO E. KARDOUS assumed the post of Regional President, Middle East in April 2018. Abdo joined Hill in 1997 as part of the Grand Mosque team, was promoted to Vice President in our Dubai office, and then named SVP Middle East. He was key to establishing Hill’s presence across the Gulf Cooperation Council before serving as Hill’s Senior Vice President and Managing Director for the Asia/Pacific Region. Abdo is a member of both the Chartered Institute of Building (CIOB) and Association for Project Management (API), and has recently served on the Advisory Board of the Chicago based Council of Tall Buildings and Urban Habitat (CTBUH). He holds a B.S., Magna Cum Laude, in Civil Engineering, from the University of Maryland and an M.S. in Civil Engineering from the University of California, Berkley. Abdo brings more than 30 years of experience to the Middle East region, with expertise in the design, procurement, construction, and delivery of multi-billion-dollar projects in the residential, hospitality, energy, infrastructure, and marine sectors, among others. He was also named Hill Internationals' Project Manager of the Year in 2001.

J CHARLES LEVERGOOD "Chuck" is our Senior Vice President of Business Development, Americas. Chuck brings 32 years of experience in strategic business development, marketing and sales, consulting services, and construction management for multi-billion-dollar pursuits. Prior to joining Hill, he worked for 13 years at Jacobs Engineering Group in a variety of positions, most recently as Vice President of Mega Sales and Global Strategy for Jacobs’ Global Buildings and Infrastructure group. Chuck also served as Vice President with Parsons Brinckerhoff and earlier as Director of Marketing with HNTB. Chuck earned his B.S.C.E. in Civil Engineering from Bucknell University and his M.S.C.E. in Civil Engineering from Purdue University. He is a registered professional engineer in Indiana, Maryland, Virginia, and the District of Columbia.

Employees

At June 30, 2018, we had 2,856 professionals. Of these professionals, 2,731 worked in our Project Management Group and 125 worked in our Corporate office. Our personnel included 2,430 full-time employees, 106 part-time employees, 233 independent external contractors and 87 external contractors provided by third-party agencies. We are not a party to any collective bargaining agreements.

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

Item 1A. Risk Factors.

Our business involves a number of risks and uncertainties, some of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, financial condition, results of operations and cash flows. While these are not the only risks and uncertainties we face, we believe that the more significant risks and uncertainties are as follows:

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

We may be unable to collect amounts owed to us, which could have a material adverse effect on our liquidity, results of operations and financial condition.

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

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Significant drops in oil or gas prices have led, and could lead to further slowdowns, in construction in oil and gas producing regions, which has had and could continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

Unfavorable global economic conditions could adversely affect our business, liquidity and financial results.

The markets that we serve are subject to fluctuation based on general global economic conditions and other factors. Unfavorable global economic conditions could adversely affect our business and results of operations, primarily by limiting our access to credit and disrupting our clients’ businesses. The reduction in financial institutions’ willingness or ability to lend has increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions with which we do business will be able to fulfill their commitments to us, there is no assurance that those institutions will be able or willing to continue to do so, which could have a material adverse impact on our business. Changes in general market conditions in the locations where we work may adversely affect our clients’ level of spending, ability to obtain financing, and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding, results of operations and liquidity.

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

Many of our employees often travel to and work in high security risk countries around the world that are undergoing or that may undergo political, social and economic upheavals resulting in war, civil unrest, criminal activity or acts of terrorism. For example, we have had and expect to continue to have significant projects in the Middle East and Africa. As a result, we may be subject to costs related to employee injury, repatriation or other unforeseen circumstances. Further, circumstances in these countries could make it difficult or impossible to attract and retain qualified employees, which could have a material adverse effect on our operations.

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

Our books and records are subject to audit by the various governmental agencies we serve and by their representatives. These audits can result in adjustments to reimbursable contract costs and allocated overhead. In addition, if as a result of an audit, we or one of our subsidiaries is charged with wrongdoing or the government agency determines that we or one of our subsidiaries is otherwise no longer eligible for federal contracts, then we or, as applicable, that subsidiary, could be temporarily suspended or, in the event of convictions or civil judgments, could be prohibited from bidding on and receiving future government contracts for a period of time. Furthermore, as a United States government contractor, we are subject to increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities, the results of which could have a material adverse effect on our operations.

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

Our backlog of uncompleted projects under contract or awarded is subject to unexpected adjustments and cancellations, including the amount, if any, of future appropriations by the applicable contracting governmental agency, and it may not be indicative of our future revenue and profits.

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

The project management industry is highly competitive. We compete for contracts, primarily based on technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. If we cannot compete effectively with our competitors, or if the costs of competing, including the costs of retaining and hiring professionals, become too expensive, our revenue growth and financial results may differ materially from our expectations.

We have acquired and may continue to acquire businesses as strategic opportunities arise and may be unable to realize the anticipated benefits of those acquisitions, or if we are unable to take advantage of strategic acquisition situations, our ability to expand our business may be slowed or curtailed.

In the past, we have acquired companies related to the project management business and we may continue to expand and diversify our operations with additional acquisitions as strategic opportunities arise. If the competition for acquisitions increases, or if the cost of acquiring businesses or assets becomes too expensive, the number of suitable acquisition opportunities may decline, the cost of making an acquisition may increase or we may be forced to agree to less advantageous acquisition terms for the companies that we are able to acquire. Alternatively, at the time an acquisition opportunity presents itself, internal and external pressures (including, but not limited to, borrowing capacity under our credit facilities or the availability of alternative financing), may cause us to be unable to pursue or complete an acquisition. Our ability to grow our business, particularly through acquisitions, may depend on our ability to raise capital by selling equity or debt securities or obtaining additional debt financing. There can be no assurance that we will be able to obtain financing when we need it or on terms acceptable to us.

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

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Annual Report on Form 10-K, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2017.

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

The NYSE has suspended trading of our common stock and may delist our common stock from trading on its exchange, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

On August 13, 2018, the NYSE announced the suspension of trading of our common stock due to non-compliance with Section 802.01E of the NYSE’s Listed Company Manual and announced that it was initiating proceedings to delist our common stock.  As a result of the suspension, our common stock began trading on August 14, 2018 under the symbol “HILI” on the OTC Pink, which is operated by OTC Markets Group Inc. The Company has filed a Request for Review (the “Review Request”) to a Committee of the Board of Directors of NYSE Regulation (the “Committee”) with respect to the NYSE’s determination to initiate delisting proceedings. The Company expects that the Committee will hold a hearing on the Review Request on or after 25 business days from the date of filing the Review Request. While the Company expects to be current with its filings on or before the NYSE’s hearing date, we cannot assure you that our common stock will resume trading on the NYSE in the future. If the NYSE delists our common stock from listing on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock would continue to be quoted on an over-the-counter market, such as the OTC Pink. If this were to continue, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity for our common stock;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Future sales of our common and preferred stock may depress the price of our common stock.

As of August 28, 2018, there were 55,294,670 shares of our common stock outstanding. An additional 6,075,246 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority, as determined by our Board of Directors, to issue up to 1,000,000 shares of preferred stock and additional options to purchase 2,077,459 shares of our common stock without stockholder approval. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

As of December 31, 2017, Irvin E. Richter, David L. Richter and other members of the Richter family beneficially owned approximately 16.3% of our common stock. This concentration of ownership could significantly influence matters requiring stockholder approval and could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to our other stockholders. Accordingly, this concentration of ownership may impact the market price of our common stock. In addition, the interest of our significant stockholders may not always coincide with the interest of the Company’s other stockholders. In deciding how to vote on such matters, they may be influenced by interests that conflict with our other stockholders.

Item 1B.          Unresolved Staff Comments.

None.

Item 2.                   Properties.

Our executive and certain operating offices are currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. In addition to our executive offices, we have approximately 80 operating leases for office facilities throughout the world.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are:

United States	Europe	Middle East
Baltimore, MD	Amsterdam, Netherlands	Abu Dhabi, UAE
Boston, MA	Athens, Greece	Doha, Qatar
Cleveland, OH	Belgrade, Serbia	Dubai, UAE
Columbus, OH	Bucharest, Romania	Jeddah, Saudi Arabia
Houston, TX	Dusseldorf, Germany	Manama, Bahrain
Irvine, CA	Frankfurt, Germany	Muscat, Oman
Irving, TX	Istanbul, Turkey	Riyadh, Saudi Arabia
Jacksonville, FL	Lisbon, Portugal
Miami, FL	London, UK	Africa
Mission Viejo, CA	Madrid, Spain	Algiers, Algeria
New York, NY	Pristina, Kosovo	Cairo, Egypt
Ontario, CA	Warsaw, Poland	Casablanca, Morocco
Orlando, FL	Wroclaw, Poland
Philadelphia, PA (Headquarters)		Asia/Pacific
Phoenix, AZ	Latin America	Astana City, Kazakhstan
Pittsburgh, PA	Bogota, Colombia	Gurgaon, India
San Francisco, CA	Mexico City, Mexico	Hong Kong, China
San Jose, CA	Sao Paulo, Brazil
Seattle, WA
Spokane, WA
Toledo, OH
Woodbridge, NJ
Washington, DC

Item 3.                   Legal Proceedings.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal proceedings which arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each proceeding. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596, including interest amounting to $1,056, of which $448 had been previously accrued and $608 was charged to expense for the year ended December 31, 2015. The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s. On August 8, 2016, the Plaintiff’s Motion was granted and the parties resolved the matter and entered into a confidential settlement and general release on August 17, 2018. The settlement was accrued for and reflected in the Company's balance sheet and the statement of operations as of and for the year ended December 31, 2017.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has historically been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIL.” On August 13, 2018, the NYSE suspended the trading of our common stock and commenced proceedings to delist our common stock due to our failure to be current in our periodic reporting obligations with the SEC. As a result, on August 14, 2018, our common stock commenced trading on the OTC Pink Marketplace under the symbol “HILI”. The following table includes the range of high and low trading prices for our common stock as reported on the NYSE for the periods presented.

	Price Range
	High	Low
2017
Fourth Quarter	$5.70	$4.75
Third Quarter	5.70	4.25
Second Quarter	5.30	3.70
First Quarter	5.70	3.85

2016
Fourth Quarter	$4.62	$1.95
Third Quarter	4.64	3.96
Second Quarter	4.68	3.20
First Quarter	4.07	2.62

Stockholders

As of December 31, 2017, there were approximately 80 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. There are approximately 2,400 beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. Our Secured Credit Facilities currently limit the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III — Item 12 of this Form 10-K. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

None.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period from December 31, 2012 to December 31, 2017 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company was a component stock) and a peer group which consists of the following eight companies:  AECOM (ACM), Fluor Corporation (FLR), Granite Construction Incorporated (GVA), Jacobs Engineering Group Inc. (JEC), KBR, Inc. (KBR), NV5 Global, Inc. (NVEE), Tutor Perini Corporation (TPC), and Tetra Tech, Inc. (TTEK).

	2012	2013	2014	2015	2016	2017
Hill International, Inc.	$100.00	$107.91	$104.91	$106.00	$118.81	$148.79
Russell 2000 Index	100.00	136.92	141.74	133.66	159.65	180.60
Peer Group	100.00	128.24	119.82	126.03	177.30	219.52

Item 6.      Selected Financial Data.

The following is selected financial data from our audited consolidated financial statements for each of the last five years. This data should be read in conjunction with our consolidated financial statements (and related notes) appearing in Item 8 of this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On May 5, 2017, the sale of the Construction Claims Group was finalized, which is reported as discontinued operations for each year presented. See Note 2 - "Discontinued Operations" to our consolidated financial statements for additional information. The data presented below is in thousands, except for (loss) earnings per share data.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Revenue	$483,736	$516,012	$544,760	$489,348	$452,602
Direct expenses	336,883	358,943	373,544	322,733	303,918
Gross profit	146,853	157,069	171,216	166,615	148,684
Selling, general and administrative expenses	151,186	170,682	172,649	146,265	125,672
Share of (profit) loss of equity method affiliates	(3,777)	37	237	—	—
Operating profit (loss)	(556)	(13,650)	(1,670)	20,350	23,012
Interest and related financing fees, net	3,031	2,355	3,611	3,099	4,522
(Loss) earnings before income taxes	(3,587)	(16,005)	(5,281)	17,251	18,490
Income tax expense	3,103	5,955	5,833	9,997	6,650
(Loss) earnings from continuing operations	(6,690)	(21,960)	(11,114)	7,254	11,840
Discontinued Operations:
Loss from discontinued operations	(14,479)	(11,776)	(2,564)	(18,627)	(9,512)
Gain on disposal of discontinued operations , net of tax	48,713	—	—	—	—
Total gain (loss) from discontinued operations	34,234	(11,776)	(2,564)	(18,627)	(9,512)

Net earnings (loss)	27,544	(33,736)	(13,678)	(11,373)	2,328
Less: net earnings - noncontrolling interests	178	76	823	1,304	2,271
Net earnings (loss) attributable to Hill International, Inc.	$27,366	$(33,812)	$(14,501)	$(12,677)	$57

Basic (loss) earnings per common share from continuing operations	$(0.13)	$(0.43)	$(0.24)	$0.13	$0.24
Basic loss per common share from discontinued operations	(0.28)	(0.22)	(0.05)	(0.42)	(0.24)
Basic gain on disposal of discontinued operation, net of tax	0.93	—	—	—	—
Basic earnings (loss) per common share - Hill International, Inc.	$0.52	$(0.65)	$(0.29)	$(0.29)	$—
Basic weighted average common shares outstanding	52,175	51,724	50,874	44,370	39,098
Diluted (loss) earnings per common share from continuing operations	$(0.13)	$(0.43)	$(0.24)	$0.13	$0.24
Diluted loss per common share from discontinued operations	(0.28)	(0.22)	(0.05)	(0.42)	(0.24)
Diluted gain on disposal of discontinued operation, net of tax	0.93	—	—	—	—
Diluted earnings (loss) per common share - Hill International, Inc.	$0.52	$(0.65)	$(0.29)	$(0.29)	$—
Diluted weighted average common shares outstanding	52,175	51,724	50,874	44,370	39,098

	Years Ended December 31,
	2017	2016	2015	2014	2013
Discontinued Operations Data (1):
Revenue	$62,149	$169,252	$168,029	$153,839	$124,164
Operating (loss) profit	(4,975)	3,970	10,753	9,842	10,399
Interest and related financing fees, net	8,858	11,271	11,053	27,386	18,343
Gain (Loss) before income taxes	47,610	(7,301)	(300)	(17,544)	(7,944)
Gain (Loss) from discontinued operations	$34,234	$(11,776)	$(2,564)	$(18,627)	$(9,512)

(1) See Note 2 to our consolidated financial statements for further information regarding this statement.

	As of December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Cash and cash equivalents	$21,353	$25,637	$24,089	$30,124	$30,381
Accounts receivable, net	156,860	164,844	187,721	146,035	128,241
Current assets held for sale	—	54,651	60,092	53,393	51,071
Current assets	198,411	266,461	295,723	257,294	238,298
Assets held for sale	—	32,091	36,199	37,649	37,817
Total assets	293,295	400,075	426,455	396,072	375,747
Current liabilities held for sale	—	25,888	27,350	28,779	22,258
Current liabilities	125,874	139,525	144,596	139,968	139,788
Liabilities held for sale	—	5,087	6,730	3,787	3,579
Total debt	37,782	144,103	144,983	121,524	131,235
Stockholders’ equity:
Hill International, Inc. share of equity	$109,075	$74,358	$101,577	$106,710	$80,751
Noncontrolling interests	1,595	1,994	2,360	9,944	12,894
Total equity	$110,670	$76,352	$103,937	$116,654	$93,645

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations and should be read in conjunction with the Company's selected consolidated financial data included in Part II, item 6. Selected Financial Data and the Company's consolidated financial statements included in Part II, Item 8. Financial Statements and Supplementary Data.

See Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for a description of the risks associated with the Company.

Overview

On December 20, 2016, we entered into a definitive Stock Purchase Agreement to sell our Construction Claims Group, which is reported herein as discontinued operations. The transaction was finalized on May 5, 2017, and as a result of this transaction our management will focus on our Project Management business. See Note 2 of this Annual Report on Form 10-K for a description of the transaction. Subsequent to the sale of Construction Claims Group, Hill International, Inc. currently provides project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets.

2017 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,		Change
	2017	2016	$	%
Income Statement Data:
Revenue	$483,736	$516,012	$(32,276)	(6.3)%
Direct expenses	336,883	358,943	(22,060)	(6.1)%
Gross profit	146,853	157,069	(10,216)	(6.5)%
Selling, general and administrative expenses	151,186	170,682	(19,496)	(11.4)%
Share of (profit) loss of equity method affiliates	(3,777)	37	(3,814)	—
Operating profit (loss)	(556)	(13,650)	13,094	—
Interest and related financing fees, net	3,031	2,355	676	28.7%
Loss before income taxes	(3,587)	(16,005)	12,418	(77.6)%
Income tax expense	3,103	5,955	(2,852)	(47.9)%
Loss from continuing operations	(6,690)	(21,960)	15,270	(69.5)%
Discontinued operations:
Loss from discontinued operations	(14,479)	(11,776)	(2,703)	23.0%
Gain on disposal of discontinued operations, net of tax	48,713	—	48,713	—
Total gain (loss) from discontinued operations	34,234	(11,776)	46,010	—
Net income (loss)	27,544	(33,736)	61,280	—
Less: net earnings - noncontrolling interests	178	76	102	134.2%
Net income (loss) attributable to Hill International, Inc.	$27,366	$(33,812)	$61,178	—

Revenue decreased $32,276, or 6.3%, to $483,736 in 2017, primarily due to the $43,649 decrease in the Middle East as a result of the closeout of projects in United Arab Emirates of $26,564 and Saudi Arabia of $6,167 and a decrease in activity on the Muscat International Airport project in Oman. In addition, Asia Pacific had a decrease of $6,350 primarily from a decrease in activity on large projects in Afghanistan and India. Latin America had a $7,003 decrease in revenue primarily due to weaker economic conditions in Brazil. These reductions were partially offset by increases in the United States of $23,546, which included a Western region revenue increase of approximately $16,759 due to the addition of new projects.

Gross profit decreased $10,216, or 6.5%, to $146,853 in 2017 primarily due to the winding down of major projects in the Middle East, Asia Pacific and Latin America regions. These decreases were partially offset by increases in revenues in the United States primarily related to new work in the Western Region.

SG&A expenses decreased $19,496, or 11.4% in 2017, primarily due to decreases in the Middle East as a result of a $3,663 decrease in unapplied labor from the closeout of projects and a $10,696 decrease in bad debt expense due to the large increase in reserves for certain accounts receivable in the Middle East during 2016. In addition, there was a $10,336 decrease in Europe and a $4,207 decrease in Africa primarily related to a reduction in foreign currency translation expense. Partially offsetting these decreases were cost increases primarily due to expenses related to the Company’s profit improvement plan of approximately $5,019, increased severance costs of approximately $7,078 and restatement expenses of approximately $1,440.

Operating loss was $556 in 2017 compared to a loss of $13,650 in 2016. The decrease in operating loss was primarily due to an increase in operating profit in the United States of approximately $5,449 related to increased revenues in the Western region from new work. The Middle East contributed to the reduction in operating loss primarily from decreases in unapplied labor, bad debt and foreign currency translation expense. Europe also contributed to the decrease in operating loss due to a decrease in foreign currency translation expense. The decrease was partially offset by an increase in Corporate expenses primarily due to the profit improvement plan, restatement expenses and increased severance costs.

Income tax expense was $3,103 for 2017 compared to $5,955 for 2016. The decrease resulted primarily from a release in the valuation allowance and differences in statutory tax rates between foreign and U.S. jurisdictions, offset by the tax impact related to 2017 tax reform (or "2017 Tax Act").

Net income attributable to Hill was $27,366 in 2017 compared to a net loss of  $33,812 in 2016. Diluted income per common share attributable to Hill was $0.52 in 2017 compared to a net loss per diluted common share attributable to Hill of $0.65 in 2016. Diluted loss per common share from continuing operations in 2017 was $0.13 compared to a diluted loss per share from continuing operations in 2016 of $0.43.

Critical Accounting Policies and Estimates

Our consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 4 to the consolidated financial statements, areas that are particularly significant are discussed below. We believe our assumptions are reasonable and appropriate, however actual results may be materially different than estimated.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector), historical contract performance, historical collection and delinquency trends, client credit worthiness, and general economic and political conditions.  At December 31, 2017 and 2016, the allowance for doubtful accounts was $72,850 and $71,082, respectively.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. The Company tests goodwill annually for impairment during the third fiscal quarter. To determine the fair value of our reporting unit, we use the discounted cash flow method and the quoted price method, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2017, the fair value of the Company exceeded its carrying value. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment. Changes in future market conditions, our business strategy, or other factors could impact upon the future value of our project management operations, which could result in future impairment charges.

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

Results of Operations

Year Ended December 31, 2017 Compared to
Year Ended December 31, 2016

Revenues:

	2017		2016		Change
United States	$227,581	47.1%	$204,035	39.5%	$23,546	11.5%
Latin America	11,772	2.4%	18,775	3.6%	(7,003)	(37.3)%
Europe	43,179	8.9%	41,062	8.0%	2,117	5.2%
Middle East	169,964	35.1%	213,613	41.4%	(43,649)	(20.4)%
Africa	23,100	4.8%	24,037	4.7%	(937)	(3.9)%
Asia/Pacific	8,140	1.7%	14,490	2.8%	(6,350)	(43.8)%
Total	$483,736	100.0%	$516,012	100.0%	$(32,276)	(6.3)%

The decrease in revenue for the twelve months ended December 31, 2017 compared to the same period in 2016 was primarily due to the decrease in the Middle East as a result of the closeout of projects in United Arab Emirates of $26,564 and Saudi Arabia of $6,167 and a decrease in activity of the Muscat International Airport project in Oman. In addition, Asia Pacific had a decrease of $6,350 primarily from a decrease in activity of large projects in Afghanistan and India. Latin America had a revenue decline primarily due to weaker economic conditions in Brazil. These reductions were partially offset by increases in the United States primarily in the Western region, were revenue increased approximately $16,759 due to the addition of new projects.

Gross Profit:

	2017			2016			Change
			% of Revenue			% of Revenue
United States	$66,117	45.1%	29.1%	$60,464	38.4%	29.6%	$5,653	9.3%
Latin America	4,723	3.2%	40.1%	7,304	4.7%	38.9%	(2,581)	(35.3)%
Europe	13,524	9.2%	31.3%	13,465	8.6%	32.8%	59	0.4%
Middle East	48,221	32.8%	28.4%	60,079	38.3%	28.1%	(11,858)	(19.7)%
Africa	10,284	7.0%	44.5%	8,770	5.6%	36.5%	1,514	17.3%
Asia/Pacific	3,984	2.7%	48.9%	6,987	4.4%	48.2%	(3,003)	(43.0)%
Total	$146,853	100.0%	30.4%	$157,069	100.0%	30.4%	$(10,216)	(6.5)%

The decrease in gross profit was primarily due to the winding down of major projects in the Middle East, Asia Pacific and Latin America regions. These decreases were partially offset by increases in gross profit in the United States related to new work in the Western Region.

Selling, General and Administrative Expenses:

SG&A expenses represented 31.3% and 33.1% of revenues in 2017 and 2016, respectively.

SG&A expenses decreased $19,496 from $170,682 in 2016 to $151,186 in 2017. The decrease was primarily due to decreases in the Middle East as a result of a $10,696 decrease in bad debt expense due to the large increase in reserves for certain accounts receivable in the Middle East during 2016 and a $3,663 decrease primarily due to non productive labor costs reduction related to the closeout of projects. In addition, there was a $10,336 decrease in Europe and a $4,207 decrease in Africa primarily related to a reduction in foreign currency translation expense. Partially offsetting these decreases were cost increases primarily due to expenses related to the Company’s profit improvement plan of approximately $5,019, increased severance costs of approximately $7,078 and restatement expenses of approximately $1,440.

Operating Profit (Loss):

	2017		2016		Change
		% of Revenue		% of Revenue
United States	$23,191	10.2%	$17,742	8.7%	$5,449	30.7%
Latin America	(3,190)	(27.1)%	1,702	9.1%	(4,892)	—
Europe	3,221	7.5%	(8,285)	(20.2)%	11,506	—
Middle East	21,096	12.4%	15,992	7.5%	5,104	31.9%
Africa	(752)	(3.3)%	(7,083)	(29.5)%	6,331	(89.4)%
Asia/Pacific*	(1,378)	(16.9)%	1,097	7.6%	(2,475)	—
Corporate	(42,744)	—	(34,815)	—	(7,929)	22.8%
Total	$(556)	(0.1)%	$(13,650)	(2.6)%	$13,094	—
*includes Hill's share of (profits) loss of equity method affiliates on the Consolidated Statements of Operations.

Operating loss decreased primarily due to an increase in operating profit in the United States as a result of increased revenues in the Western region from new work. The Middle East contributed to the decrease in the operating loss primarily from decreases in unapplied labor, bad debt and foreign currency translation expense. Europe also contributed to the decrease in operating loss due to a decrease in foreign currency translation expense. The decrease was partially offset by an increase in Corporate expenses primarily due to the profit improvement plan, restatement expenses and increased severance costs. Corporate expenses increased by $7,929, and represented 8.8% of total revenue in 2017 compared to 6.7% of total revenue in 2016.

Interest and related financing fees, net

Net interest and related financing fees increased $676 to $3,031 in 2017 as compared with $2,355 in 2016 due to the establishment of new credit facilities and long term financing after the Construction Claims Group sale.

Income Taxes

In 2017, income tax expense was $3,103 compared to $5,955 in 2016. The effective income tax rates for 2017, and 2016 were (86.5)%  and (37.2)%, respectively. The differences between the federal statutory rate and the effective tax rate are caused by several items including the difference between the U.S. federal statutory rates and the foreign tax rates, the impact of the Tax Reform and Jobs Act, the interaction of losses between continuing and discontinuing operation and other miscellaneous items.

In 2016, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to the U.S. net operating loss and increases caused by various foreign withholding taxes.

Net Income (Loss) Attributable to Hill

Net income attributable to Hill International, Inc. for 2017 was $27,366, or $0.52 per diluted common share as compared to a 2016 loss of $33,812, or $0.65 per diluted common share. Net loss from continuing operations for 2017 was $6,690, or $0.13 per diluted share, compared to net loss from continuing operations of $21,960, or $0.43 per diluted share, in 2016.

Year Ended December 31, 2016 Compared to
Year Ended December 31, 2015

Revenues:

	2016		2015		Change
United States	$204,035	39.5%	$187,399	34.4%	$16,636	8.9%
Latin America	18,775	3.6%	26,350	4.8%	(7,575)	(28.7)%
Europe	41,062	8.0%	42,635	7.8%	(1,573)	(3.7)%
Middle East	213,613	41.4%	248,193	45.6%	(34,580)	(13.9)%
Africa	24,037	4.7%	23,935	4.4%	102	0.4%
Asia/Pacific	14,490	2.8%	16,248	3.0%	(1,758)	(10.8)%
Total	$516,012	100.0%	$544,760	100.0%	$(28,748)	(5.3)%

The primary decrease in revenue occurred in the Middle East with decreases of $14,419 in the United Arab Emirates and $6,687 in Saudi Arabia as economic conditions caused a decrease in funding for projects and a decrease of $7,713 in Oman resulting from the wind-down of a major project. The increase in revenues in the United States occurred throughout all regions. In Latin America, the decrease was primarily in Brazil where revenues decreased by $6,774 as the economic conditions in the region continue to reduce available work. In Europe, decreases in Romania, Azerbaijan and Luxembourg were partially offset by increases in Turkey, Greece, Serbia, Portugal and Poland. In Africa, revenues were up slightly where increases in Algeria and Morocco were partially offset by a decrease in Egypt. The decrease in Asia/Pacific occurred primarily in Afghanistan and was partially offset by an increase in India.

Gross Profit:

	2016			2015			Change
			% of Revenue			% of Revenue
United States	$60,464	38.4%	29.6%	$55,362	32.2%	29.5%	$5,102	9.2%
Latin America	7,304	4.7%	38.9%	11,074	6.5%	42.0%	(3,770)	(34.0)%
Europe	13,465	8.6%	32.8%	13,664	8.0%	32.0%	(199)	(1.5)%
Middle East	60,079	38.3%	28.1%	76,816	44.9%	31.0%	(16,737)	(21.8)%
Africa	8,770	5.6%	36.5%	7,169	4.2%	30.0%	1,601	22.3%
Asia/Pacific	6,987	4.4%	48.2%	7,131	4.2%	43.9%	(144)	(2.0)%
Total	$157,069	100.0%	30.4%	$171,216	100.0%	31.4%	$(14,147)	(8.3)%

The decrease in gross profit included decreases in the Middle East and Latin America due to the decreases in revenues partially offset by increases in the United States. The overall gross profit percentage decreased slightly due to lower margins primarily in the United Arab Emirates, Qatar and Mexico.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses represented 33.1% and 31.7% of revenues in 2016 and 2015, respectively.

SG&A expenses decreased $1,967 from $172,649 in 2015 to $170,682 in 2016. The decrease was primarily due to the following:

•
A net decrease of $4,661 in unapplied and indirect labor primarily due to reductions in staff in Saudi Arabia, Brazil and Spain during 2015 and early 2016, a net decrease in foreign currency transaction losses of $1,867, a net decrease in amortization expense of $1,309 and a net decrease to Corporate selling, general and administrative expenses of $3,180; partially offset by

•	A net increase of $8,193 in bad debt expense for certain accounts receivable within primarily the Middle East and Asia Pacific regions.

Operating Profit (Loss):

	2016		2015		Change
		% of Revenue		% of Revenue
United States	$17,742	8.7%	$14,300	7.6%	$3,442	24.1%
Latin America	1,702	9.1%	(2,384)	(9.0)%	4,086	—
Europe	(8,285)	(20.2)%	(15,180)	(35.6)%	6,895	(45.4)%
Middle East	15,992	7.5%	36,307	14.6%	(20,315)	(56.0)%
Africa	(7,083)	(29.5)%	864	3.6%	(7,947)	—
Asia/Pacific*	1,097	7.6%	2,418	14.9%	(1,321)	(54.6)%
Corporate	(34,815)	—	(37,995)	—	3,180	—
Total	$(13,650)	(2.6)%	$(1,670)	(0.3)%	$(11,980)	717.4%
*includes Hill's share of loss (profits) of equity method affiliates on the Consolidated Statements of Operations.

The decrease in operating profit was primarily due to the decrease in revenues, the increase in bad debt expense in the Middle East and the decrease in gross profit in Africa, partially offset by increases in Europe due to a reduction in direct expenses and in the United States related to higher revenues. Corporate expenses decreased by $3,180, and represented 6.7% of total revenue in 2016 compared to 7.0% of total revenue in 2015.

Interest and related financing fees, net

Net interest and related financing fees decreased $1,256 to $2,355 in 2016 as compared with $3,611 in 2015. The decrease was primarily due to interest of $1,056 paid to a subcontractor as a result of a legal settlement in 2015.

Income Taxes

In 2016, income tax expense was $5,955 compared to $5,833 in 2015. The effective income tax expense rates for 2016 and 2015 were (37.2%)  and (110.5%), respectively. The increase in expense in 2016 compared to 2015 results from the mix of income and tax rates in various foreign jurisdictions. The difference in the Company’s 2016 effective tax rate compared to the 2015 rate is primarily related to a significant decrease in the Company’s foreign pretax earnings of approximately $18,000, primarily related to the Middle East operations without a significant related income tax benefit. In addition, the Company recognized an income tax expense of $689 in 2016 resulting from adjustments to agree the 2015 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. In both years, the Company’s effective tax rate is significantly higher than the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to the U.S. net operating loss and increases caused by various foreign withholding taxes.

In 2015, several items materially affected the Company’s effective tax rate. An income tax benefit of $205 resulted from adjustments to agree the 2014 book amount to the actual amounts reported on the tax returns in foreign jurisdictions. The benefit was offset by increased foreign withholding taxes.

Net Loss Attributable to Hill

Net loss attributable to Hill International, Inc. for 2016 was $33,812, or $0.65 per diluted common share based on 51,724 diluted common shares outstanding, as compared to net loss for 2015 of $14,501, or $0.29 per diluted common share based upon 50,874 diluted common shares outstanding. Net loss from continuing operations for 2016 was $21,960, or $0.43 per diluted share, compared to net loss from continuing operations of $11,114, or $0.24 per diluted share, in 2015.

Liquidity and Capital Resources

At December 31, 2017, our primary sources of liquidity consisted of $21,353 cash and cash equivalents, of which $21,140 was on deposit in foreign locations, and $19,770 of available borrowing capacity under our various credit facilities. At December 31, 2016, we were in default of our Consolidated Net Leverage Ratio and Excess Account Concentration covenant. On March 27, 2017, we received a waiver of the default from Société Générale. See Note 11 to our consolidated financial statements for a description of our credit facilities and term loan. We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months.

From July 18, 2018 to August 8, 2018 we were not in compliance with the requirements of our Revolving Credit Facilities, which required the filing of this Annual Report on Form 10-K by July 17, 2018, the Form 10-Q for the first quarter of 2018 by July 30, 2018 and the Form 10-Q for the second quarter of 2018 by August 14, 2018. We obtained a waiver of non-compliance of the related covenants in our Revolving Credit Facilities which require us to file this Annual Report on Form 10-K, the Form 10-Q for the first quarter of 2018 and the Form 10-Q for the second quarter of 2018 by September 30, 2018. If we do not file such reports in accordance with this deadline, we may again be in noncompliance with the requirements of the Revolving Credit Facilities, however we expect to comply with these requirements.

Sources of Additional Capital

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2017, we had approximately $79,041 of availability under these arrangements.

If additional financing is required in the future due to changes in strategic or operating plans, we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flows

For the year ended December 31, 2017, our cash and cash equivalents decreased by $4,284 to $21,353. This compares to a net increase in cash and cash equivalents of $1,548 during the prior year. Cash used in operating activities was $11,953, cash provided by investing activities was $126,324 and cash used in financing activities was $115,818. We also experienced a net decrease in cash of $2,837 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used $11,953 of cash of in 2017, compared with providing cash of $8,898 and $536 in 2016 and 2015, respectively. These amounts include cash used by discontinued operations of $12,634, $7,943 and $5,928 in 2017, 2016 and 2015, respectively.

Our continuing operations had losses of $6,690, $21,960 and $11,114 in 2017, 2016 and 2015, respectively. Depreciation and amortization from continuing operations was $6,523, $7,265 and $7,940 in 2017, 2016 and 2015, respectively.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow were relatively unchanged between December 31, 2017 and 2016 at $4,407 and $4,312, respectively.

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

Investing Activities

Net cash provided by investing activities in 2017 was $126,324 as a result of the disposition of the discontinued operations during the second quarter of 2017 (see Note 2 to our financial statements). Net cash used in investing activities during 2016 was $4,050 for the purchase of leasehold improvements, computers, office equipment and furniture and fixtures. Of this amount, $1,800 was used to implement a database system for our Human Resources department.

Financing Activities

Net cash used in financing activities during 2017 was $115,818, primarily due to the $117,494 pay-off of our 2014 term loan, $25,940 in net payments against our revolving credit facilities and payments of $4,038 for fees associated with our 2017 Credit Facility. These payments were partially offset by $30,000 of proceeds from our new term loans.

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

Off-Balance Sheet Arrangements

The following chart provides information with respect to off-balance sheet arrangements:

	Total (1)	2018	2019-2020	2021-2022	2023 and later
Performance bonds (2)	$50,362	$23,852	$9,896	$14,404	$2,210
Advance payment guarantee (2)	12,769	7,642	4,389	330	408
Tender bonds (3)	5,176	5,176	—	—	—
Bid bonds (3)	1,319	1,319	—	—	—
Letters of Credit (4)	4,034	4,034	—	—
Other	949	822	—	127	—
	$74,609	$42,845	$14,285	$14,861	$2,618

(1)
At December 31, 2017, the Company had provided cash collateral amounting to $4,407 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 16 to our consolidated financial statements for further information regarding these arrangements.

(2)	Represents guarantee of service performance bonds and advance payments through international banks required under certain international contracts.

(3)	Represents tender and bid bonds issued through international banks as part of the bidding process for new work to assure our client that we will enter into the service contract.

(4)	Primarily represents the indemnity escrow required in conjunction with the sale of the Claims Group.

Contractual Obligations

The following chart provides information with respect to contractual obligations:

	Total	2018	2019-2020	2021-2022	2023 and later
Long-term debt obligations (1)	$38,674	$3,406	$2,028	$4,596	$28,644
Interest expense on notes payable (2)	18,036	3,814	6,946	6,076	1,200
Operating lease obligations (3)	32,181	6,981	9,655	6,036	9,509
	$88,891	$14,201	$18,629	$16,708	$39,353

(1)	Excludes the amortization of deferred financing costs.

(2)	Estimated using the interest rates in effect at December 31, 2017.

(3)	Represents future minimum rental commitments under non-cancelable leases. We expect to fund these commitments with existing cash and cash flow from operations.

The liability for unrecognized tax benefits is not included in the table above due to the subjective nature of the costs and timing of anticipated payments.

Subsequent Event

Change in CEO

On August 17, 2018, the Board of Directors appointed Raouf S. Ghali as Chief Executive Officer of the Company effective as of October 1, 2018. In addition to his role as Chief Executive Officer, Mr. Ghali will continue to serve as a member of the Board of Directors.

Payment Agreement of Assessed Tax Liability (Libya)

The Company had an agreement with ODAC in which the ODAC would pay the Libyan government 5,599 LYD (approximately $4,600) for assessed taxes that the Company owed and in return, the Company would reduce the amount ODAC owed the Company by an equal amount. Notice was received subsequent to year end that ODAC had made the agreed upon payment.

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

Interest Rates

Our borrowings under our term loan and revolving credit facilities with Société Générale and other U.S. Loan Parties, along with our other revolving credit facilities, bear interest at variable rates. If market interest rates had changed by 100 basis points, our interest expense and cash flows for the twelve months ended December 31, 2017 would have changed by approximately $742.

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hill International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 31, 2018 disclaimed an opinion on the effectiveness of the Company’s internal control over financial reporting because of a scope limitation.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP
Iselin, New Jersey
August 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc.

Disclaimer of Opinion on Internal Control over Financial Reporting

We were engaged to audit Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in Item 9 of the Company’s Annual Report on Form 10-K, since we were engaged to audit the Company’s internal control over financial reporting subsequent to December 31, 2017 and we were unable to apply other procedures to obtain sufficient evidence about the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Item 9A of the Company’s Annual Report on Form 10-K describes the material weaknesses that have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2017 financial statements, and this report does not affect our report dated August 31, 2018, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the financial statement schedule identified in Item 15, and our report dated August 31, 2018 expressed an unqualified opinion.

Basis for Disclaimer of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
August 31, 2018

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$21,353	$25,637
Cash - restricted	4,407	4,312
Accounts receivable, less allowance for doubtful accounts of $72,850 and $71,082	156,860	164,844
Accounts receivable - affiliates	4,599	5,712
Prepaid expenses and other current assets	9,053	7,751
Income taxes receivable	2,139	3,554
Current assets held for sale	—	54,651
Total current assets	198,411	266,461
Property and equipment, net	12,004	16,389
Cash - restricted, net of current portion	1,160	313
Retainage receivable	13,095	17,225
Acquired intangibles, net	3,908	6,006
Goodwill	52,658	50,665
Investments	3,639	3,501
Deferred income tax assets	4,052	3,200
Other assets	4,368	4,224
Assets held for sale	—	32,091
Total assets	$293,295	$400,075
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,241	$1,983
Accounts payable and accrued expenses	83,221	85,680
Income taxes payable	16,494	4,874
Current portion of deferred revenue	13,945	12,943
Other current liabilities	8,973	8,157
Current liabilities held for sale	—	25,888
Total current liabilities	125,874	139,525
Notes payable and long-term debt, net of current maturities	34,541	142,120
Retainage payable	599	961
Deferred income tax liabilities	933	560
Deferred revenue	7,212	22,804
Other liabilities	13,466	12,666
Liabilities held for sale	—	5,087
Total liabilities	182,625	323,723
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 59,389 shares and 58,835 shares issued at December 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	197,104	190,353
Accumulated deficit	(53,983)	(81,349)
Accumulated other comprehensive loss	(4,011)	(4,611)
Treasury stock of 6,977 shares at December 31, 2017 and 2016	(30,041)	(30,041)
Hill International, Inc. share of equity	109,075	74,358
Noncontrolling interests	1,595	1,994
Total equity	110,670	76,352
Total liabilities and stockholders’ equity	$293,295	$400,075

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$483,736	$516,012	$544,760
Direct expenses	336,883	358,943	373,544
Gross profit	146,853	157,069	171,216
Selling, general and administrative expenses	151,186	170,682	172,649
Share of (profit) loss of equity method affiliates	(3,777)	37	237
Operating loss	(556)	(13,650)	(1,670)
Interest and related financing fees, net	3,031	2,355	3,611
Loss before income taxes	(3,587)	(16,005)	(5,281)
Income tax expense	3,103	5,955	5,833
Loss from continuing operations	(6,690)	(21,960)	(11,114)
Discontinued operations:
Loss from discontinued operations	(14,479)	(11,776)	(2,564)
Gain on disposal of discontinued operations, net of tax	48,713	—	—
Total earnings (loss) from discontinued operations	34,234	(11,776)	(2,564)
Net earnings (loss)	27,544	(33,736)	(13,678)
Less: net earnings - noncontrolling interests	178	76	823
Net earnings (loss) attributable to Hill International, Inc.	$27,366	$(33,812)	$(14,501)

Basic loss per common share from continuing operations - Hill International Inc.	$(0.13)	$(0.43)	$(0.24)
Basic loss per common share from discontinued operations	(0.28)	(0.22)	(0.05)
Basic gain on disposal of discontinued operation, net of tax	0.93	—	—
Basic earnings (loss) per common share - Hill International, Inc.	$0.52	$(0.65)	$(0.29)
Basic weighted average common shares outstanding	52,175	51,724	50,874

Diluted loss per common share from continuing operations - Hill International Inc.	$(0.13)	$(0.43)	$(0.24)
Diluted loss per common share from discontinued operations	(0.28)	(0.22)	(0.05)
Diluted gain on disposal of discontinued operation, net of tax	0.93	—	—
Diluted earnings (loss) per common share - Hill International, Inc.	$0.52	$(0.65)	$(0.29)
Diluted weighted average common shares outstanding	52,175	51,724	50,874

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net earnings (loss)	$27,544	$(33,736)	$(13,678)
Foreign currency translation adjustments	1,125	5,062	(2,202)
Other, net of tax	—	585	(226)
Comprehensive earnings (loss)	28,669	(28,089)	(16,106)
Comprehensive earnings attributable to noncontrolling interests	703	(255)	(2,628)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$27,966	$(27,834)	$(13,478)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016, and 2015
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2014	56,920	$6	$179,912	$(33,292)	$(11,612)	6,546	$(28,304)	$106,710	$9,944	$116,654
Net (loss) earnings	—	—	—	(14,501)	—	—	—	(14,501)	823	(13,678)
Other comprehensive earnings (loss)	—	—	—	—	1,023	—	—	1,023	(3,451)	(2,428)
Stock issued to Board of Directors	25	—	115	—	—	—	—	115	—	115
Stock-based compensation expense	—	—	2,983	—	—	—	—	2,983	—	2,983
Stock issued under employee stock purchase plan	43	—	126	—	—	—	—	126	—	126
Exercise of stock options	189	—	468	—	—	—	—	468	—	468
Cashless exercise of stock options	85	—	361	—	—	67	(361)	—	—	—
Stock issued for acquisition of CPI	148	—	530	—	—	—	—	530	—	530
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(253)	(253)
Acquisition of additional interest in subsidiary	925	—	4,703	—	—	—	—	4,703	(4,703)	—
Purchase of treasury stock	—	—	—	—	—	130	(580)	(580)	—	(580)
Balance - December 31, 2015	58,335	6	189,198	(47,793)	(10,589)	6,743	(29,245)	101,577	2,360	103,937
Net (loss) earnings	—	—	—	(33,812)	—	—	—	(33,812)	76	(33,736)
Other comprehensive earnings (loss)	—	—	—	—	5,978	—	—	5,978	(331)	5,647
Stock issued to Board of Directors	3	—	10	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	2,486	256	—	—	—	2,742	—	2,742
Stock issued under employee stock purchase plan	59	—	182	—	—	—	—	182	—	182
Exercise of stock options	117	—	351	—	—	—	—	351	—	351
Cashless exercise of stock options	321	—	796	—	—	234	(796)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(111)	(111)
Decrease related to ESA Put Options	—	—	(2,670)	—	—	—	—	(2,670)	—	(2,670)
Balance - December 31, 2016	58,835	6	190,353	(81,349)	(4,611)	6,977	(30,041)	74,358	1,994	76,352
Net earnings	—	—	—	27,366	—	—	—	27,366	178	27,544
Other comprehensive earnings (loss)	—	—	—	—	600	—	—	600	525	1,125
Stock-based compensation expense	—	—	3,012	—	—	—	—	3,012	—	3,012
Stock issued under employee stock purchase plan	36	—	139	—	—	—	—	139	—	139
Exercise of stock options	518	—	1,914	—	—	—	—	1,914	—	1,914
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(193)	(193)
Change in estimate of ESA put option price	—	—	777	—	—	—	—	777	—	777
Reversal of accrual for portion of ESA put	—	—	1,099	—	—	—	—	1,099	—	1,099
Acquisition of additional interest in ESA	—	—	(190)	—	—	—	—	(190)	(909)	(1,099)
Balance - December 31, 2017	59,389	$6	$197,104	$(53,983)	$(4,011)	6,977	$(30,041)	$109,075	$1,595	$110,670

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$27,544	$(33,736)	$(13,678)
Loss from discontinued operations	14,479	11,776	2,564
Gain on sale of discontinued operations, net of taxes (see note 2)	(48,713)	—	—
Loss from continuing operations	(6,690)	(21,960)	(11,114)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,523	7,265	7,940
Provision for bad debts	6,908	14,454	6,262
Amortization of deferred loan fees	961	1,778	1,778
Deferred tax benefit	(1,815)	(692)	(1,786)
Loss on sale of assets	184	—	—
Stock based compensation	2,893	2,496	2,755
Unrealized foreign exchange losses on inter-company balances	834	11,579	13,929
Changes in operating assets and liabilities (net of acquisitions):
Restricted cash	(921)	22	11,170
Accounts receivable	6,586	5,284	(51,041)
Accounts receivable - equity method affiliate	1,120	3,345	(3,762)
Prepaid expenses and other current assets	(699)	(808)	4,446
Income taxes receivable	1,794	(1,058)	(384)
Retainage receivable	6,725	(14,982)	662
Other assets	(4,131)	5,970	1,717
Accounts payable and accrued expenses	(7,587)	(2,805)	18,704
Income taxes payable	2,025	(3,337)	(50)
Deferred revenue	(17,038)	9,989	1,554
Other current liabilities	692	(84)	(1,423)
Retainage payable	(370)	(968)	(519)
Other liabilities	2,687	1,353	5,626
Net cash provided by continuing operations	681	16,841	6,464
Net cash used in discontinued operations	(12,634)	(7,943)	(5,928)
Net cash provided by (used in) operating activities	(11,953)	8,898	536
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	—	—	(4,354)
Purchase of additional interest in Engineering S.A.	(1,099)	—	—
Payments for purchase of property and equipment	(1,884)	(2,363)	(10,083)
Proceeds from sale of assets	60	—	—
Net cash used in investing activities of continuing operations	(2,923)	(2,363)	(14,437)
Net cash provided by (used in) investing activities of discontinued operations	129,247	(1,687)	(4,996)
Net cash provided by (used in) investing activities	126,324	(4,050)	(19,433)
Cash flows from financing activities:
Payments on term loans	(206)	(1,390)	(1,240)
Proceeds from term loan borrowing	30,000	—	23,548
Payoff and termination of term loan	(117,494)	—	—
Net payments on revolving credit facility	(25,940)	(109)	—
Payment of financing fees	(4,038)	—	—
Proceeds from Philadelphia Industrial Development Corporation loan	—	—	750
Payment of holdback purchase price	—	(1,531)	—
Dividends paid to noncontrolling interest	(193)	(111)	(253)
Proceeds from stock issued under employee stock purchase plan	139	182	126
Proceeds from exercise of stock options	1,914	351	272
Purchase of treasury stock	—	—	(580)
Net cash provided by (used in) financing activities	(115,818)	(2,608)	22,623
Effect of exchange rate changes on cash	(2,837)	(692)	(9,761)
Net increase (decrease) in cash and cash equivalents	(4,284)	1,548	(6,035)
Cash and cash equivalents — beginning of year	25,637	24,089	30,124
Cash and cash equivalents — end of year	$21,353	$25,637	$24,089
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

Note 2 — Discontinued Operations

The Construction Claims Group sale closed on May 5, 2017 for a total purchase price of $140,000 in cash less: (1) an estimated working capital adjustment at closing amounting to approximately $8,449; and (2) approximately $2,187 of assumed indebtedness. In addition, the Company was required to provide a $3,750 letter of credit into escrow in order to secure certain of the Company’s indemnification obligations for 12 months following closing. The funds provided by the sale of the Construction Claims Group and the cash received upon the draw down under the 2017 Term Loan Facility and the amended Revolving Credit Facilities (described below) were required to be used as follows: (a) $117,000 to pay off the 2014 Term Loan Facility; (b) approximately $8,793 to pay down the International Revolver; and (c) approximately $1,214 to pay accrued interest and certain bank fees. The remaining proceeds, along with a portion of the proceeds from the 2017 Term Loan, were used to pay down the $25,000 U.S. Revolver.

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

The Company entered into a transition services agreement (the “TSA”) and certain other agreements with the Purchasers that govern the relationships between the Purchasers and the Company following the Construction Claims Group sale. Pursuant to the TSA, the Company provided the Purchasers with certain specified services on a transitional basis following the Construction Claims Group sale, including support in areas such as facilities, finance, human resources, legal, marketing, technology and treasury. In addition, the Company granted the Purchasers a license to use certain office premises as specified in the TSA. The TSA also outlined the services that the Purchasers provided to the Company following the Construction Claims Group sale, including support in areas such as finance, legal and treasury. The charges for the transition services and licensed premises generally allowed the providing company recovery of incremental costs and expenses it actually incurred in connection with providing the services and premises apart from the provision of certain services that are provided at no cost for terms specified in the TSA.

The assets and liabilities of the Construction Claims Group are reflected as held for sale in the Company’s Consolidated Balance Sheets, and the operating results and cash flows of the Construction Claims Group are reflected as discontinued operations in the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Earnings, and Consolidated Statements of Cash Flows for all periods presented.

The carrying amounts of assets and liabilities of the discontinued operations which were classified as held for sale are as follows:

	At Closing	December 31, 2016
Accounts receivable, net	$47,611	$50,892
Prepaid expenses and other current assets	3,153	3,064
Income taxes receivable	17	695
Total current assets classified as held for sale	$50,781	$54,651

Property and equipment, net	5,786	4,617
Acquired intangibles, net	3,289	3,397
Goodwill	23,454	23,461
Investments	5	6
Other assets	2,860	610
Total non-current assets classified as held for sale	$35,394	$32,091

Accounts payable and accrued expenses	15,960	21,539
Income taxes payable	—	92
Deferred revenue	—	1,562
Other current liabilities	15,867	2,695
Total current liabilities classified as held for sale	$31,827	$25,888

Deferred income taxes	—	385
Deferred revenue	92	1,012
Retained Earnings	—	457
Other liabilities	1,257	3,233
Total non-current liabilities classified as held for sale	$1,349	$5,087

Net Assets	$52,999	$55,767

The line items constituting earnings from discontinued operations consist of the following:

	Years Ended December 31,
	2017	2016	2015
	(1)
Revenue	$62,149	$169,252	$168,029
Direct expenses	31,339	78,688	78,476
Gross profit	30,810	90,564	89,553
Selling, general and administrative expenses (2)	35,785	86,594	78,800
Operating profit (loss)	(4,975)	3,970	10,753
Interest and related financing fees, net (3)	8,858	11,271	11,053
Loss before income taxes	(13,833)	(7,301)	(300)
Pretax gain on disposal of discontinued operations (4)	61,443	—	—
Earnings (loss) before income taxes	47,610	(7,301)	(300)
Income tax expense (5)	13,376	4,475	2,264
Net earnings (loss) from discontinued operations	$34,234	$(11,776)	$(2,564)

In connection with the sale of the Construction Claims Group, the Company was required to pay off the 2014 Term Loan Facility (See Note 11). Accordingly, the Company has allocated to discontinued operations all interest expense related to the 2014 Term Loan Facility.

(1)	Results of operations for the Construction Claims Group are reflected through April 30, 2017, the effective closing date of the Construction Claims Group sale.

(2)	No amortization or depreciation expense was recorded by the Company in 2017 as the Construction Claims Group’s assets were held for sale as of December 31, 2016.

(3)
In connection with the sale of the Construction Claims Group, the Company was required to pay off its existing term loan facility and amend and pay down its existing revolving credit facilities (See Note 11). Interest expense and debt issuance costs attributable to the Construction Claims Group were charged to discontinued operations.

(4)	The pretax gain on the sale of the Construction Claims Group was calculated as follows:

Adjusted purchase price	$129,364
Cash transferred to buyer	4,041
Net proceeds from Purchaser	125,323
Less net assets held for sale	52,999
Less other adjustments *	10,881
Pretax gain on disposal	$61,443

* $5,079 represents the net working capital settlement, $2,793 represents corporate costs related to the finalization of the sale and $3,009 represent other sales costs.

(5)
The effective tax rates on pretax income from discontinued operations were 28.1%, (61.3)% and (754.7)% for the years ended December 31, 2017, 2016 and 2015, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to the taxability of the gain on the sale in the U.S and foreign jurisdictions.

Note 3 - Liquidity

At December 31, 2017 and 2016 our principal sources of liquidity consisted of $21,353 and $25,637, respectively, of cash and cash equivalents; $11,943 and $8,981, respectively, of available borrowing capacity under the Domestic Revolving Credit Facility; $6,292 and $333, respectively of available borrowing capacity under the International Revolving Credit Facility and $1,534 and $3,862, respectively, under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 11 - Notes Payable and Long-Term Debt.

From July 18, 2018 to August 8, 2018 the Company was not in compliance with the requirements of its Revolving Credit Facilities, which required the filing of this Annual Report on Form 10-K by July 17, 2018, the Form 10-Q for the first quarter of 2018 by July 30, 2018 and the Form 10-Q for the second quarter of 2018 by August 14, 2018. The Company obtained a waiver of non-compliance of the related covenants in its Revolving Credit Facilities which require the Company to file this Annual Report on Form 10-K, the Form 10-Q for the first quarter of 2018 and the Form 10-Q for the second quarter of 2018 by September 30, 2018. If the Company does not file such reports in accordance with this deadline, it may again be in noncompliance with the requirements of the Revolving Credit Facilities. As of the filing of this document, the Company believes it will be able to meet these deadlines.

Note 4 — Summary of Significant Accounting Policies

(a)                                 Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Hill International, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(b)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in selling, general and administrative expenses in the consolidated statement of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

(c)                                  Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the revenue and expenses reported for the periods covered by the financial statements and certain amounts disclosed in the accompanying notes to the consolidated financial statements. Actual results could differ significantly from those estimates and assumptions. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, allocation of purchase price to acquired intangibles and goodwill, fair value of contingent consideration, recoverability of long-lived assets, income taxes, allowance for doubtful accounts and commitments and contingencies.

(d)                                 Fair Value Measurements

The fair value of financial instruments, which primarily consists of cash and cash equivalents, accounts receivable and accounts payable, approximates carrying value due to the short-term nature of the instruments. The carrying value of our various credit facilities approximates fair value as the interest rates are variable and approximates current market levels.

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

Non-financial assets and liabilities, such as goodwill and long lived assets that are initially recorded at fair value, will be assessed for impairment, if deemed necessary. During the years ended December 31, 2017 and 2016, the Company did not record any impairment to any financial or nonfinancial assets or liabilities.

(e)                                  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

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

The Company maintains its cash accounts with high quality financial institutions. Although the Company believes that the financial institutions with which it does business will be able to fulfill their commitments, there is no assurance that those institutions will be able to continue to do so.

The Company provides professional services, under contractual arrangements, to domestic and foreign governmental units, institutions and the private sector. To reduce credit risk, the Company performs ongoing credit evaluations of its clients and requires customary retainers where appropriate.

No single client contributed 10% or more to revenue for the years ended December 31, 2017, 2016 and 2015.

The following table presents the number of clients that contributed 10% or more to accounts receivable:

	December 31,
	2017	2016
Number of 10% clients	2	2
Percentage of accounts receivable	34%	32%

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

(l)                                    Goodwill

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. The Company tests goodwill annually for impairment during the third fiscal quarter. To determine the fair value of our reporting unit, we use the discounted cash flow method and the quoted price method, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2017, the fair value of the Company substantially exceeded its carrying value. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment. Changes in future market conditions, our business strategy, or other factors could impact upon the future value of our project management operations, which could result in future impairment charges.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. The Company performed its annual impairment test effective July 1, 2017 and noted no impairment. The Company also determined that no impairment existed at December 31, 2017 and 2016. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

The Company will, in the ordinary course, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.  The Company’s equity method and cost-basis investments at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
RAMPED Metro Joint Venture (1)	$675	$687
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	2,870	2,515
Other	94	299
	$3,639	$3,501

(1)	The Company has a 45% interest in this joint venture, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.

(2)	The Company has a 4.45% interest in this entity, which invests in the equity of companies that finance, construct and operate various public and private infrastructure projects in Spain.

(n)                                 Deferred Revenue

In certain instances, the Company may collect advance payments from clients for future services. These payments are reflected as deferred revenue in the Company’s consolidated balance sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(o)                                 Deferred Rent

Rent expense for operating leases is determined by expensing the total amount of cash rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2017 and 2016 was $3,211 and $2,830, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet.

(p)                                 Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance in a period, it must include an expense within the tax provision in the consolidated statements of earnings. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized in future years. If the Company determines in the future that it is more likely than not that the deferred tax assets subject to the valuation allowance will be realized, then the previously provided valuation allowance will be adjusted.

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

(q)                                 Revenue Recognition

The Company generates revenue primarily from providing professional services to its clients under various types of contracts. In providing these services, the Company may incur reimbursable expenses, which consist principally of amounts paid to subcontractors and other third parties and travel and other job related expenses that are contractually reimbursable from clients. The Company includes reimbursable expenses in computing and reporting its total revenue as long as the Company remains responsible to the client for the fulfillment of the contract and for the overall acceptability of all services provided.

If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material.

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

Fixed-Price Contracts

Under fixed-price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company recognizes revenue on fixed-price contracts using the percentage-of-completion method where direct costs incurred to date are compared to total projected direct costs at contract completion. Prior to completion, the Company’s recognized profit margins on any fixed-price contract depend on the accuracy of its estimates and will increase to the extent that its actual costs are below the original estimated amounts. Conversely, if its costs exceed these estimates, its profit margins will decrease, and the Company may realize a loss on a project. Losses are recognized immediately upon the determination that a loss will be incurred. In order to increase aggregate revenue on a fixed-price contract, the Company generally must obtain a change order, contract modification or successfully prevail in a claim in order to receive payment for the additional costs (see “Change Orders and Claims”).

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

Change orders and claims occur when changes are experienced once contract performance is underway. Change orders are documented and terms of such change orders are agreed with the client before the work is performed. However, there may be circumstances which require that work progresses before an agreement is reached with the client. Costs related to change orders and claims are recognized when they are incurred. Change orders and claims are included in total estimated contract revenue when it is probable that the change order or claim will result in a bona fide addition to contract value that can be reliably estimated. No profit is recognized on claims until final settlement occurs; unapproved change orders are evaluated as claims. This can lead to a situation where costs are recognized in one period and revenue is recognized when client agreement is obtained or claims resolution occurs, which can be in subsequent periods.

The Company has contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all of its federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of the Company's federal government contracts are subject to termination at the convenience of the client. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

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

(r)                                   Share-Based Compensation

The Company uses the Black-Scholes option-pricing model to measure the estimated fair value of options to purchase the Company’s common stock. The compensation expense, less estimated forfeitures, is being recognized over the service period on a straight-line basis. The Company’s policy is to primarily use newly issued shares to satisfy the exercise of stock options.

(s)                                   Advertising Costs

Advertising costs are expensed as incurred and amounted to the following:

Years Ended December 31,
2017	2016	2015
$379	$556	$421

(t)                                    Earnings per Share

Basic earnings per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method.

Options to purchase 6,075 shares, 6,899 shares and 3,849 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2017, 2016 and 2015, respectively, because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share from continuing operations attributable to Hill:

	2017	2016	2015
Loss from continuing operations	$(6,690)	$(21,960)	$(11,114)
Less: net earnings - noncontrolling interest	178	76	823
Net loss from continuing operations attributable to Hill	$(6,868)	$(22,036)	$(11,937)

(u)                                 New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” ) or Accounting Standards Codification 606 (“ASC 606”). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. However, none of the amendments change the core principle of the guidance in ASU 2014-09.

The new guidance in ASU 2014-09, as well as all amendments, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective, and the Company has elected to use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at January 1, 2018, the date of initial application. Management has implemented a plan of adoption and is progressing with its evaluation of the adoption impact on the Company’s financial statements.

The Company’s implementation plan status is as follows:

•	Formed an ASU 2014-09 working group comprised of management representatives.

•	Analyzed the Company’s revenue streams.

•	Selected representative contracts within each revenue stream and evaluated under ASU 2014-09.

•	Identified the impact from the standard on current business processes.

•	Evaluated additional disclosure requirements and monitoring changes to the Company’s internal controls.

As part of its ASU 2014-09 adoption plan, management has completed its reviews of various types of revenue contracts and disaggregated the revenue into two revenue streams: (i) fixed price and (ii) time and materials. Based on the Company’s completed contract reviews, it does not anticipate a material impact to its results of operations as the pattern of revenue recognition and the measurement of variable consideration is expected to be consistent under the new standard. However, the Company’s current assessment of the impact could change as the adoption plan is concluded. The Company has determined that there will be an impact to financial reporting due to the enhanced revenue disclosures and internal control over financial reporting due to the new disclosure requirements of ASC 606. The Company will adopt the requirements of the new standard effective January 1, 2018 in the Company's Form 10-Q for the three months ended March 31, 2018.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments — Overall (Topic 825-10), which requires all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. In addition, the amendments in this pronouncement eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  This ASU is effective for the Company commencing January 1, 2018.  The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which will require the Company the recognize lease assets and lease liabilities (related to leases previously classified as operating under previous GAAP) on its consolidated balance sheet.  The ASU will be effective for the Company commencing January 1, 2019.  The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU’s amendments add or clarify guidance on eight cash flow issues:  debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, insurance claim proceeds, life insurance proceeds, distributions from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The ASU is effective commencing January 1, 2018. The Company plans on adopting this ASU effective January 1, 2018 and is in the process of assessing the impact of this ASU on its Statement of Cash Flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Under the new standard, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under current U.S. GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party. Examples of assets that would be affected by the new guidance are intellectual property and property, plant, and equipment.  The ASU will be effective for the Company commencing January 1, 2018. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but the Company will need to disclose the nature of the restrictions. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will adopt this ASU effective January 1, 2018 in the Company's Form 10-Q for the three months ended March 31, 2018.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017. The amendments are to be applied prospectively to business combinations that occur after the effective date.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350), which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The ASU is effective for the Company for annual and interim periods in fiscal years beginning after December 15, 2017. This ASU will be applied prospectively to any awards modified on or after the adoption date.

In February 2018, the FASB issued ASU No. 2018-3, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-1, Financial Instruments—Overall (Subtopic 825-10) relate to: Equity Securities without a Readily Determinable Fair Value— Discontinuation, Equity Securities without a Readily Determinable Fair Value— Adjustments, Forward Contracts and Purchased Options, Presentation Requirements for Certain Fair Value Option Liabilities, Fair Value Option Liabilities Denominated in a Foreign Currency and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. For public business entities, ASU 2018-3 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt ASU 2018-3 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-1. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures and will adopt this ASU concurrently with ASU 2016-1.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our equity incentive plans limit the awards of share-based payments to employees and directors of the Company and we do not expect this update to have a material impact on the Company’s consolidated financial statements.

Note 5 — Acquisitions

For the year ended December 31, 2017 the Company did not enter into any additional acquisitions. The Company's previous years' acquisition activity is detailed below. The Company’s consolidated financial statements include the operating results of these businesses from their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because they are not material to the Company’s consolidated results of operations, either individually or in the aggregate.

The Company expenses all acquisition-related costs plus any anticipated restructuring costs for which it is not obligated at the acquisition date, rather than including such costs as a component of the purchase consideration. During 2017 and 2016 the Company had no acquisition related costs to expense. During 2015, the Company expensed $139 of acquisition-related costs.

IMS Proje Yonetimi ve Danismanlik A.S.

On April 15, 2015, the Company acquired all of the equity interests of IMS, a firm that provides project management services for international developers, institutional investors and major retailers.  IMS had approximately 80 professionals and is headquartered in Istanbul, Turkey. Consideration consisted of an Initial Purchase Price of 12,411 Turkish Lira (“TRY”) (approximately $4,640 as of the closing date) comprised of TRY 4,139 (approximately $1,547) paid in cash on the closing date plus a second payment of TRY 8,272 (approximately $3,145) which was paid on May 12, 2015; a Holdback Purchase Price of TRY 4,400 (approximately $1,626) which was paid on April 15, 2016, less any set off related to certain indemnification obligations; and a potential Additional Purchase Price of (i) TRY 1,700 (approximately $628) if earnings before interest, income taxes, depreciation and amortization for the twelve month period subsequent to the closing date (“EBITDA”) exceeds TRY 3,500 (approximately $1,294) or (ii) TRY 1,500 ($554) if EBITDA is less than TRY 3,500 but not less than TRY 3,200 ($1,183).  IMS’s EBITDA through the one-year anniversary of the acquisition date was not sufficient to earn any of the Additional Purchase Price and the liability was eliminated by a credit of approximately $673 to selling, general and administrative expenses for the year ended December 31, 2016.

Engineering S.A.

On February 28, 2011, the Company’s subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., now known as Hill International do Brasil, S.A. (“ESA”) with approximately 400 professionals. Engineering S.A., headquartered in Sao Paulo, provides project management, construction management and engineering consulting services throughout Brazil. ESA’s shareholders entered into an agreement whereby the minority shareholders had a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also had the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash multiplied by a percentage which the shares to be purchased bear to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.

In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 10,645. As an incentive to the sellers to receive Hill’s common stock as payment, the Company offered the sellers a 25% premium. The sellers countered the Company’s offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 (approximately $4,374) as well as a price guarantee upon the sale of the stock during a 30-day period after closing. The Company agreed to the counter offer and paid the liability with 925 shares of its common stock in August 2015. In November 2015, the Company paid approximately $580 to the selling shareholders to repurchase 130 shares of its common stock. The Company then owned approximately 91% of ESA.

On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656 (approximately $2,670) at December 31, 2016. The company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016. The transaction was finalized during 2017 with agreement from the minority shareholders to a reduced total payment of BRL 6,084 (approximately $1,893), at which time the Company revised its previous estimate and recorded a reduction to the liability and increase to additional paid in capital. In November 2017, the Company settle with one minority shareholder, acquiring his remaining interest in ESA. The Company reflected such acquisition of additional interest in ESA in its consolidated balance sheet at December 31, 2017. Subsequently, in February 2018 the Company settled with the two remaining minority shareholders acquiring their remaining interests in ESA.

Note 6 — Accounts Receivable

The components of accounts receivable are as follows:

	December 31,
	2017	2016
Billed	$186,411	$200,134
Retainage, current portion	9,249	10,824
Unbilled	34,050	24,968
	229,710	235,926
Allowance for doubtful accounts	(72,850)	(71,082)
Total	$156,860	$164,844

Unbilled receivables primarily represent revenue earned on contracts that the Company is contractually precluded from billing until predetermined future dates.

Bad debt expense of $6,908, $14,454 and $6,262 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 7 — Property and Equipment

The components of property and equipment are as follows:

	December 31,
	2017	2016
Furniture and equipment	$10,267	$10,434
Leasehold improvements	8,567	8,615
Automobiles	738	844
Computer equipment and software	27,889	28,881
	47,461	48,774
Less accumulated depreciation and amortization	(35,457)	(32,385)
Property and equipment, net	$12,004	$16,389

Information with respect to depreciation expense is as follows:

	Years Ended December 31,
	2017	2016	2015

Total depreciation expense	$4,482	$4,347	$3,715

Portion charged to cost of services	$980	$890	$813

Portion charged to selling, general and administrative expense	$3,502	$3,457	$2,902

Note 8 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	December 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$16,397	$12,862	$16,699	$11,298

Acquired contract rights	1,007	1,007	2,058	1,912

Trade names	877	504	959	500

Total	$18,281	$14,373	$19,716	$13,710

Intangible assets, net	$3,908		$6,006

Amortization expense related to intangible assets was as follows:

Years Ended December 31,
2017	2016	2015
$2,041	$2,918	$4,225

The following table presents the estimated amortization expense based on our present intangible assets for the next five years:

Estimated
Amortization
Years Ending December 31,	Expense
2018	$1,087
2019	990
2020	728
2021	338
2022	265

Note 9 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2017 and 2016:

Balance, December 31, 2015	$49,739
Translation adjustments	926
Balance, December 31, 2016	50,665
Translation adjustments	1,993
Balance, December 31, 2017	$52,658

Note 10 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	December 31,
	2017	2016
Accounts payable	$32,345	$30,944
Accrued payroll and related expenses	29,569	32,618
Accrued subcontractor fees	10,814	9,188
Accrued agency fees	1,671	5,702
Accrued legal and professional fees	2,983	2,223
Other accrued expenses	5,839	5,005
	$83,221	$85,680

Note 11 — Notes Payable and Long-Term Debt

Outstanding debt obligations are as follows:

	December 31,
	2017	2016
2014 Term Loan Facility, net of unamortized discount and deferred financing costs of $4,416 at December 31, 2016	$—	$112,884
2017 Term Loan Facility, net of unamortized discount and deferred financing costs of $892 at December 31, 2017	28,958	—
Domestic Revolving Credit Facility	3,300	16,500
International Revolving Credit Facility	—	11,102
Borrowings under revolving credit facilities with a consortium of banks in Spain	2,609	2,962
Borrowing from Philadelphia Industrial Development Corporation	599	655
Borrowings under overdraft credit facilities with the National Bank of Abu Dhabi	2,316	—
	37,782	144,103
Less current maturities	3,241	1,983
Notes payable and long-term debt, net of current maturities	$34,541	$142,120

In conjunction with the sale of its Construction Claims Group on May 5, 2017 (See Note 2), the Company terminated and paid off the 2014 Term Loan Facility and amended and paid down its Domestic and International Revolving Credit Facilities with Société Générale (the “Agent”), and other U.S. Loan Parties (the “U.S. Lenders”). There was approximately $117,000 outstanding under the 2014 Term Loan, $25,000 outstanding on the Domestic Revolving Credit Facility and €8,300 ($8,793) outstanding on the International Revolving Credit Facility prior to the debt modification. In the second quarter of 2017, the Company recorded a charge of approximately $4,024 for the expensing of unamortized debt issuance costs related to the pay off of the 2014 Term Loan Facility and approximately $325 for the expensing of unamortized debt issuance costs related to the modification and change of borrowing capacity of the Domestic Revolving Credit Facility. The expense of unamortized debt issuance costs is included in the results from discontinued operations.

The Company is party to a credit agreement with the Agent and the U.S. Lenders consisting of the $30,000 (the "2017 Term Loan Facility") and a $25,000 U.S. dollar-denominated revolving credit facility (the “Domestic Revolving Credit Facility”, together with the 2017 Term Loan Facility, the “U.S. Credit Facilities”) available to the Company and a credit agreement with the Agent (the “International Lender”) providing a €9,156 ($10,000 at closing) revolving credit facility (the “International Revolving Credit Facility” and together with the Domestic Revolving Credit Facility, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”) which is available to Hill International N.V. The Domestic Revolving Credit Facility and the International Revolving Credit Facility include sub-limits for letters of credit amounting to $20,000 and €8,000 ($9,130 at closing), respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at December 31, 2017.

From July 18, 2018 to August 8, 2018 the Company was not in compliance with the requirements of its Revolving Credit Facilities, which required the filing of this Annual Report on Form 10-K by July 17, 2018, the Form 10-Q for the first quarter of 2018 by July 30, 2018 and the Form 10-Q for the second quarter of 2018 by August 14, 2018. The Company obtained a waiver of non-compliance of the related covenants in its Revolving Credit Facilities which require the Company to file this Annual Report on Form 10-K, the Form 10-Q for the first quarter of 2018 and the Form 10-Q for the second quarter of 2018 by September 30, 2018. If the Company does not file such reports in accordance with this deadline, it may again be in noncompliance with the requirements of the Revolving Credit Facilities, however the Company expects to comply with these requirements.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

2017 Term Loan Facility

The disclosures that follow below describe the debt obligations outstanding as of December 31, 2017 under the 2017 Term Loan Facility.

On June 21, 2017, the Company entered into the 2017 Term Loan Facility with a term of 6 years, requiring repayment of 1.0% of the original principal amount annually for the first five years. Any amounts repaid on the 2017 Term Loan Facility will not be available to be re-borrowed.

The 2017 Term Loan Facility was funded net of a 1.0% discount of $300 of the principal amount, which has been deferred. In addition, the Company incurred fees and expenses related to the 2017 Term Loan Facility of approximately $703, which have been deferred. The original issue discount and debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, to interest and related financing fees, net over the six years ending June 21, 2023, the loan maturity date. The unamortized original issue discount and debt issuance cost balance of approximately $892 is included as an offset against the notes payable and long-term debt balance in the Consolidated Balance Sheet at December 31, 2017.

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

At December 31, 2017, the interest rate on the 2017 Term Loan Facility was 7.32%.

The Company has the right to prepay the 2017 Term Loan Facility in full or in part at any time without premium or penalty (except customary breakage costs). The Company is required to make certain mandatory prepayments, without premium or penalty (except customary breakage costs), including (i) net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50.0% of the excess cash flow for each fiscal year of the Company commencing with the first full fiscal year ending after closing (which percentage would be reduced to 25.0% if the Consolidated Net Leverage Ratio is equal to or less than 2.00 to 1.00).

The 2017 Term Loan Facility (along with interest thereon) is generally secured by a first-priority security interest in substantially all assets of the Company and certain of the Company’s U.S. subsidiaries other than accounts receivable and cash proceeds thereof, as to which the 2017 Term Loan Facility (and the interest thereon) is secured by a second-priority security interest.

Revolving Credit Facilities

Simultaneously with the closing of the sale of the Construction Claims Group, the Company amended its Domestic Revolving Credit Facility to reduce the amount available to the Company to $25,000, amended its International Revolving Credit Facility to reduce the amount available to the Company to $10,000, and drew approximately $25,191 in cash and approximately $9,193 in letters of credit against the amended Revolving Credit Facilities. Deferred fees incurred with establishing the Secured Credit Facilities amounting to approximately $325 were charged to discontinued operations during the quarter of the sale.

The Domestic Revolving Credit Facility and the International Revolving Credit Facility each have a term of five years from the closing and provide for letter of credit sub-limits in amounts of $20,000 and €8,000 ($9,599 at December 31, 2017), respectively. The maximum Consolidated Net Leverage Ratio was increased from the prior credit facilities to 3.00 for all test dates and will not decline. The definition of Consolidated Net Leverage Ratio was amended to (i) remove the cap on the amount of permitted cash netting and (ii) permit netting of unrestricted cash and cash equivalents. The Company incurred fees totaling $1,685 which have been deferred and are being amortized to interest expense over the five-year term of the facilities.

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

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option from time to time, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate, plus 2.75% per annum. At December 31, 2017, the interest rate was 5.25%.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus 4.50% per annum. On June 21, 2017, borrowings under the International Revolving Credit Facility were repaid in full at a 4.10% interest rate. There were no subsequent borrowings for the remainder of the year ended December 31, 2017.

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

The Company or the Subsidiary, as applicable, will be required to make mandatory prepayments under their respective Revolving Credit Facilities to the extent that the aggregate outstanding amount thereunder exceeds the then-applicable borrowing base, which payments will be made without penalty or premium. At December 31, 2017, the domestic borrowing base was $25,000 and the international borrowing base was €9,156 ($10,986 at December 31, 2017). The international borrowing base was recalculated on January 15, 2018, resulting in the lowering of the Company's international borrowing base to €5,601 ($6,720) on that date.

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

The Company incurred fees and expenses related to the Revolving Credit Facilities in excess of $3,000, which have been deferred. The deferred fees are being amortized on a straight-line basis, which approximates the effective interest method, to interest expense and related financing fees, net over a five-year period which ends on May 5, 2022. The unamortized debt issuance cost balances of $2,400 and $1,650 are included in other assets in the consolidated balance sheet at December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had $9,757 of outstanding letters of credit and $11,943 of available borrowing capacity under the Domestic Revolving Credit Facility. At December 31, 2017, the Company had $4,694 of outstanding letters of credit and $6,292 of available borrowing capacity under the International Revolving Credit Facility.

Other Debt Arrangements

The Company’s subsidiary, Hill International (Spain) S.A. (“Hill Spain”), maintained a revolving credit facility with three banks in Spain which initially provided for total borrowing of up to €5,640 with an interest rate of 6.50% on outstanding borrowings. The facility expired on December 17, 2016. Concurrent with the satisfaction of this facility Hill Spain entered into a new agreement with three new banks. The total new facility is for €2,770 (approximately $3,324 as of December 31, 2017) and bears interest rates between 1.85% and 3.37% and is repaid in equal installments over varying expiration dates between 36 and 60 months.

Hill Spain previously maintained an ICO (Official Credit Institute) loan with Bankia Bank in Spain, which expired on August 10, 2017 and was paid in full.

The Company maintains a credit facility with the National Bank of Abu Dhabi which provides for total borrowings of up to AED 11,500 ($3,131 at December 31, 2017), and is collateralized by certain overseas receivables. At December 31, 2017, the balance outstanding was AED 8,504, ($2,316). The credit facility is subject to periodic review by the bank and, accordingly, has been classified as current in the consolidating balance sheet. The interest rate is equal to the one-month Emirates InterBank Offer Rate plus 3.50%, with a maximum all-in interest rate of 5.50%. The interest rate was 5.50% at December 31, 2017. This facility allows for letters of guarantee up to AED 200,000 ($54,459 at December 31, 2017) of which AED 91,317 ($24,865) was outstanding at December 31, 2017.

Engineering S.A. maintains four unsecured revolving credit facilities with two banks in Brazil aggregating 2,380 Brazilian Reais (BRL) ($719 at December 31, 2017), with a weighted average interest rate of 4.76% per month at December 31, 2017. There were no borrowings outstanding on any of these facilities as of December 31, 2017 and 2016. These unsecured revolving credit facilities are renewed automatically every three months.

The Company also maintains relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2017, the maximum U.S. dollar equivalent of the commitments was $84,739 of which $35,292 is outstanding.

In connection with the 2015 move of its corporate headquarters to Philadelphia, Pennsylvania, the Company received a loan from the Philadelphia Industrial Development Corporation in the amount of $750 which bears interest at 2.75%, is repayable in 144 equal monthly installments of $6 and matures on April 1, 2027.

At December 31, 2017, contractually scheduled maturities of current and long term debt, excluding deferred financing fees, were as follows:

Years Ending December 31,
2018	$3,406
2019	1,111
2020	917
2021	932
2022	3,664
Thereafter	28,644
Total	$38,674

Note 12 — Supplemental Cash Flow Information

The Company issues shares of its common stock and deferred stock units to its non-employee directors as partial compensation for services on the Company’s Board of Directors through the next annual stockholders meeting. See Note 13 for further information with respect to this plan.

Other activity is provided in the following table:

	Years Ended December 31,
	2017	2016	2015
Interest and related financing fees paid	$6,853	$12,004	$13,180

Income taxes paid	$8,299	$9,523	$5,684

Increase in property and equipment from a tenant improvement allowance related to the relocation of the corporate headquarters	$—	$—	$3,894

Reduction of noncontrolling interest in connection with acquisitions of additional interests in Engineering S.A.	$—	$—	$(4,374)

Increase in additional paid in capital from issuance of shares of common stock in connection with the acquisition of an additional interest in ESA	$—	$—	$4,374

Increase (decrease) in additional paid-in capital related to estimated accrual for ESA Put Options	$777	$(2,670)	$—

Increase in additional paid in capital from issuance of shares of common stock related to purchase of CPI	$—	$—	$530

Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	$—	$796	$361

Note 13 — Share-Based Compensation

2009 Non-Employee Director Stock Grant Plan

The 2009 Non-Employee Director Stock Grant Plan, as amended, covers 400 shares of the Company’s common stock. Awards under the plan may take the form of shares of the Company’s common stock or deferred stock units (“DSU”) which entitle the participants to receive one share of common stock for each DSU upon retirement from the Board of Directors. Only the Company’s Non-Employee Directors are eligible to receive awards under the plan. No awards were granted in 2017. Information with respect to the plan’s activity follows:

	Years Ended December 31,
	2017	2016	2015
Shares issued	—	3	25
Compensation expense	$—	$10	$115

Deferred stock units issued	—	96	—
Compensation expense	$—	$350	$—

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan covers 2,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan’s activity follows:

	Years Ended December 31,
	2017	2016	2015
Shares purchased	36	59	43
Aggregate purchase price	$139	$182	$126
Compensation expense	$25	$32	$22

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended, covers 10,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five-year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2017, a total of 2,094 shares of common stock were reserved for future issuance under the plan.

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2017, 2016 and 2015 and the assumptions used to estimate the fair value:

	December 31,
	2017	2016	2015
Average expected life (years)	5.00	4.98	4.86
Forfeiture range	0	0	0 - 5.0
Weighted average forfeiture rate	0%	0%	0.3%
Dividends	0%	0%	0%
Volatility range	48.3%	47.4 - 57.5%	46.9 - 59.9%
Weighted average volatility	48.3%	56.5%	58.9%
Range of risk-free interest rates	2.08%	0.97% - 1.46%	1.07% - 1.61%
Weighted average risk-free interest rate	2.08%	1.22%	1.45%
Weighted average fair value at grant date	$1.97	$1.52	$2.01

The expected term of the options is estimated based on the “simplified method” as permitted by SAB No. 110.  Expected volatility was calculated using the average historical volatility of the Company's stock price. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, which can materially affect the resulting valuation.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	7,359	$4.57
Granted	1,117	4.02
Exercised	(274)	3.03
Expired	(405)	7.11
Forfeited	(86)	4.50
Outstanding, December 31, 2015	7,711	4.41
Granted	1,025	4.40
Exercised	(438)	2.66
Expired	(1,154)	6.81
Forfeited	(82)	4.24
Outstanding, December 31, 2016	7,062	4.45
Granted	716	4.98
Exercised	(518)	3.84
Expired	(813)	5.22
Forfeited	(349)	4.49
Outstanding, December 31, 2017	6,098	$4.45	1.81	$931
Exercisable, December 31, 2017	3,707	$4.20	0.87	$831

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2017.  At December 31, 2017, the weighted average exercise price of the outstanding options was $4.45 and the closing stock price was $5.45.

For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2017 are as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2017	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2017	Weighted Average Exercise Price
$2.89	70	0.43	$2.89	56	$2.89
3.00	10	3.10	3.00	2	3.00
3.12	6	2.60	3.12	5	3.12
3.46	13	2.89	3.46	5	3.46
3.67	398	2.06	3.67	318	3.67
3.91	500	0.34	3.91	500	3.91
3.95	500	0.34	3.95	500	3.95
4.00	500	2.80	4.00	300	4.00
4.03	341	4.08	4.03	136	4.03
4.04	1,000	0.20	4.04	900	4.04
4.31	80	5.45	4.31	16	4.31
4.35	500	1.01	4.35	300	4.35
4.46	25	5.76	4.46	5	4.46
4.65	482	6.19	4.65	—	4.65
4.84	38	2.60	4.84	38	4.84
4.90	5	4.59	4.90	2	4.90
4.95	347	3.19	4.95	208	4.95
5.00	250	0.34	5.00	250	5.00
5.17	80	5.45	5.17	16	5.17
5.47	440	0.34	5.47	440	5.47
5.73	3	0.84	5.73	3	5.73
5.83	265	0.34	5.83	265	5.83
6.31	85	1.45	6.31	85	6.31
6.61	38	6.19	6.61	38	6.61
7.00	100	6.19	7.00	—	7.00
	6,075	1.81	$4.45	4,389	$4.41

In the years ended December 31, 2017, 2016 and 2015, the Company recorded share-based compensation related to stock options of approximately $2,990, $2,360 and $2,960, respectively, which is included in selling, general and administrative expenses.

At December 31, 2017, total unrecognized compensation cost related to non-vested options was $1,900 which will be recognized over the remaining weighted-average service period of 2.4 years.

On May 10, 2017 the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service. At the end of each month during such period, the ICEO is entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. The aggregate number of shares earned will only be delivered to the ICEO on his last day of service as ICEO. Through December 31, 2017, the ICEO had accumulated 125 shares. The value of the shares accumulated is remeasured each reporting period. The change in value from the previous reporting period is recorded as an adjustment to compensation expense. The Company recorded compensation expense of $681 for the year ended December 31, 2017 related to these monthly grants. The ultimate value of these grants cannot be determined until the shares are delivered, therefore, the accumulated value of these shares is recorded in accrued expenses and will be reclassified to equity when the shares are ultimately delivered on the ICEO's last day of service.

Note 14 — Stockholders’ Equity

During the year ended December 31, 2017, the Company received cash proceeds of $1,914 from the exercise of stock options.

During 2016, certain officers exercised 321 options with an exercise price of $2.45 through the Company.  The Company withheld 234 shares as payment for the options and placed those shares in treasury. The officers received 88 shares from these transactions.

During May 2015, four of the Company’s directors exercised an aggregate of 85 options with an exercise price of $4.25 through the Company on a cashless basis. The Company withheld 67 shares as payment for the options and placed those shares in treasury. The directors received a total of 17 shares from this transaction.

In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options. On August 12, 2015, the Company paid the $4,374 liability with 925 shares of its common stock, of which it repurchased 130 shares for an aggregate price of $580. See Note 5 for further information.

Note 15 — Income Taxes

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law, which includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, the 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act, which was enacted on December 22, 2017. The 2017 Tax Act contains several key provisions including, among other things:

•	A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits ("E&P"), referred to as the toll charge;

•	Reduction in the maximum Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017;

•
Introduction of a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income ("GILTI") at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by foreign tax credits; and

•	Introduction of a territorial tax system beginning in 2018 by providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries.

During 2017, the Company recorded income tax expense of $3,103, which included a net federal income tax expense of $371 for the one-time deemed repatriation of E&P.

The net charge recorded was based on currently available information and interpretations of applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K. In accordance with authoritative guidance issued by the Securities and Exchange Commission ("SEC"), the income tax effect for certain aspects of the 2017 Tax Act represent provisional amounts for which the Company's accounting is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The guidance provides for a measurement period, up to one year from the Enactment Date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the Enactment Date that, if known, would have affected the amounts that were initially recorded as provisional amounts. Adjustments to provisional amounts identified during the measurement period should be recorded as an income tax expense or benefit in the period the adjustment is determined

The Company continues to evaluate the impacts of the 2017 Tax Act and consider the amounts recorded to be provisional, except for the one-time impact of the change in tax rate on its deferred tax assets and liabilities as of December 31, 2017. In addition, the Company is still evaluating the GILTI provisions of the 2017 Tax Act and its impact, if any, on the Company's consolidated financial statements as of December 31, 2017. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has not yet determined its accounting policy because determining the impact of the GILTI provisions requires analysis of its existing legal entity structure, the reversal of the U.S. GAAP and U.S. tax basis differences in the assets and liabilities of the Company's foreign subsidiaries, and its ability to offset any tax with foreign tax credits. As such, the Company did not record a deferred income tax expense or benefit related to the GILTI provisions in its Consolidated Statement of Income for the year ended December 31, 2017 and it will finalize this during the measurement period.

The Company recorded a provisional amount for its toll charge, which represents its reasonable estimate of the liability due for the mandatory deemed repatriation of its post-1986 untaxed foreign E&P. Determining the provisional toll charge liability required a significant effort based on a number of factors including:

•	Analyzing accumulated untaxed foreign E&P since 1986 including historical practices and assertions made in determining such;

•
Determining the composition, including intercompany receivables and payables of specified foreign corporations, of post-1986 untaxed foreign E&P that is held in cash or liquid assets and other assets at several measurement dates, as a different tax rate is applied to each when determining the toll charge liability; and

•	Assessing the potential impact of existing uncertain tax positions in determining the accumulated undistributed E&P.

For the aforementioned factors as well as the proximity of the enactment of the 2017 Tax Act to the Company's year-end, it had limited time to understand the 2017 Tax Act and its various interpretations (including any additional guidance issued through the time of filing this Annual Report on Form 10-K), to assess how to apply the new law to its specific facts and circumstances and determine the toll charge. These factors also contributed to the tax effects recorded being provisional amounts. In addition, the Company made certain assumptions in determining the provisional toll charge that may result in adjustments when it finalizes the analysis and accounting for the 2017 Tax Act including, but not limited to, the following:

•	Finalize the Company's analysis of its post-1986 untaxed foreign E&P;

•
Finalize the analysis as to the amounts and nature of, among other items, intercompany transactions and balances as of December 31, 2017, 2016 and 2015 to determine the appropriate composition of post-1986 untaxed E&P as either cash / liquid assets or other assets; and

•	Finalize the analysis of the impacts of the Tax Act on accounting for the GILTI provisions.

Certain income tax effects of applying the 2017 Tax Act represent provisional amounts for which the Company's analysis is incomplete but a reasonable estimate could be determined and recorded during the fourth quarter of 2017. The actual results may materially differ from current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. The Company will continue to analyze the 2017 Tax Act and any additional guidance that may be issued so it can finalize the full effects of applying the new legislation on the financial statements in the measurement period.

The effective tax rates for the years ended December 31, 2017, 2016 and 2015 were (86.5)%, (37.2)% and (110.5)% respectively. The Company’s effective tax rate is significantly different than the U.S. federal statutory rate, for the year ended December 31, 2017, primarily from a release in the valuation allowance and differences in statutory tax rates between foreign and U.S. jurisdictions, offset by the tax impact related to 2017 tax reform. The Company’s effective tax rate, for the years ended December 31, 2016 and December 31, 2015, is significantly different than the U.S. federal statutory rate primarily as a result of various foreign withholding taxes and the inability to record an income tax benefit related to the U.S. net operating loss.

The components of earnings from continuing operations before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2017	2016	2015
United States	$(11,825)	$(4,595)	$(12,302)
Foreign jurisdictions	8,238	(11,410)	7,021
	$(3,587)	$(16,005)	$(5,281)

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2017:
U.S. federal	$(3,769)	$—	$(3,769)
State and local	(733)	—	(733)
Foreign jurisdictions	8,207	(602)	7,605
	$3,705	$(602)	$3,103

Year ended December 31, 2016:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	6,793	(838)	5,955
	$6,793	$(838)	$5,955

Year ended December 31, 2015:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	6,889	(1,056)	5,833
	$6,889	$(1,056)	$5,833

The differences between income taxes based on the statutory U.S. federal income tax rate and the Company’s effective income tax rate are provided in the following reconciliation:

	Years Ended December 31,
	2017	2016	2015
Statutory federal income tax	$(1,255)	$(5,602)	$(1,848)
Foreign tax expense	4,178	6,802	922
Change in the valuation allowance	(13,319)	4,269	9,291
Discontinued operations NOL adjustment	—	(4,206)	(2,960)
Tax benefit for discontinued operations use of continuing operations current year loss	(4,967)	—	—
Net liability (reductions) additions for uncertain tax positions	543	(40)	21
Excess compensation	911	513	485
State and local income taxes, net of federal income tax benefit	61	(105)	(519)
Stock options	418	4,354	266
Transition tax due to repatriation	14,633	—	—
Impact due to tax reform	2,534	—	—
Other	(634)	(30)	175
Total	$3,103	$5,955	$5,833

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$8,625	$52,401
Amortization of intangibles	1,891	3,984
Net operating loss carry forward - foreign operations	8,951	9,112
Compensated absences	1,033	2,626
Foreign income taxes on currency translation	6,611	1,367
Share based compensation	153	309
Allowance for uncollectible accounts	14,545	13,912
Labor contingencies	187	—
Deferred income	813	1,198
Foreign tax credit	17,374	991
Other	407	1,232
Total gross deferred tax assets	60,590	87,132
Valuation allowances	(52,410)	(73,212)
Net deferred tax assets	8,180	13,920

Deferred tax liabilities:
Intangible assets	(3,070)	(6,735)
Depreciation	(135)	(2,870)
Prepaid expenses	(837)	(1,036)
Change in tax method	—	(101)
Accrued expenses	(1,019)	(538)
Total gross deferred tax liabilities	(5,061)	(11,280)
Net deferred tax assets	$3,119	$2,640

The deferred taxes have been reflected in the balance sheet based on tax jurisdiction as follows:

Deferred tax asset	$4,052	$3,200
Deferred tax liability	(933)	(560)
Net deferred tax assets	$3,119	$2,640

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

Due to the effects of the gain on sale of the Claims business and tax reform, the Company was able to fully utilize its federal net operating loss carry forward in the United States during the year ended December 31, 2017. The Company also released the valuation allowance in the amount of $45,245 related to the federal net operating loss carry forward. During the year ended December 31, 2016, the Company continued to generate net operating losses and recorded additional valuation allowance of $2,518, as management had determined that it was more likely than not that the Company would not be able to utilize its U.S. deferred tax assets. Cumulative State net operating losses at December 31, 2017 were $131,871, which will begin to expire in 2025. There were no cumulative U.S. federal net operating losses at December 31, 2017.

At December 31, 2017 and 2016, there were approximately $35,946 and $38,869, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $26,127 and $20,961 were recorded at December 31, 2017 and 2016, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve and the foreign net operating loss carry forwards.

Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax, however, any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes. The Company is in the process of evaluating its cash needs around its global operations and as of year-end will continue to be reinvested indefinitely in its unremitted foreign earnings. The Company has made no provision for US federal and state taxes on unremitted foreign earnings in excess of the amount imposed by the TCJA one-time transition tax on deferred earnings, any incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to any distributions. Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2017 and 2016 including interest and penalties:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$6,735	$6,282
Reductions based on tax positions related to prior years	(243)	(40)
Reduction due to settlements with taxing authorities	(4,773)	(172)
Additions based on tax positions related to prior years	957	665
Balance, end of year	$2,676	$6,735

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2014. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years depending on the jurisdiction.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017, 2016 and 2015, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $390, $206 and $500, respectively, related to potential interest and penalties.

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

Note 16 — Commitments and Contingencies

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal proceedings that arise in the normal course of business. As such, the Company is required to assess the likelihood of any adverse outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each proceeding. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these proceedingss will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596, including interest amounting to $1,056, of which $448 had been previously accrued and $608 was charged to expense for the year ended December 31, 2015. The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s. On August 8, 2016, the Plaintiff’s Motion was granted and the parties resolved the matter and entered into a confidential settlement and general release on August 17, 2018. The settlement was accrued for and reflected in the Company's balance sheet and the statement of operations as of and for the year ended December 31, 2017.

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

The maximum potential future payment under these arrangements at December 31, 2017 and 2016 was $74,609 and $105,377, respectively, which reduced the Company's available borrowing capacity on the Domestic and International Revolving Credit Facilities by a total of $14,451.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow at December 31, 2017 and 2016 was $3,500 and $4,312, respectively.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $962 and has reflected that amount in discontinued operations in the consolidated statement of operations for the year ended December 31, 2017 and in other liabilities in the consolidated balance sheet at December 31, 2017.

Note 17 — Operating Leases

The Company has numerous operating leases which have various expiration dates through 2027. Rent expense was approximately $8,940, $9,208 and $8,724 for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in selling, general and administrative expenses in the consolidated statements of earnings.  In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities.

At December 31, 2017, approximate future minimum payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,
2018	$6,981
2019	5,199
2020	4,456
2021	3,349
2022	2,687
Thereafter	9,509
Total	$32,181

Note 18 - Benefit Plans

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age who have completed at least one month of service. The Company matches 50% of employee contributions up to 3.0% of employee compensation up to a maximum of approximately $4 annually. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expense amounting to $1,363, $1,005 and $905, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) that provide lump sum termination benefits to certain employees in the United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Oman, Kuwait, Mexico and Spain. The EOSB Plans are calculated based on tenure of service and may vary depending on the circumstances surrounding the separation. Generally, the plans provide for a lump sum benefit that is based on the employee's salary, years of service and statutory requirements that exist within the employee's office location. The Company calculated the present value of the expected future payments using the Projected Unit Credit Method, which estimates the fair value of the projected benefits that current plan participants will earn and was used to assess the Company's liabilities as of December 31, 2017 and 2016. The baseline assumptions used for the calculation included a discount rate of 3.0%, a salary increase of 2.0% per annum and an employee turnover rate of 18% per annum. The Company recorded liabilities of $13,940 and $13,364 for the EOSB Plans as of December 31, 2017 and 2016, respectively, which are included in accrued payroll and related expenses. For the years ended December 31, 2017, 2016 and 2015, the Company recognized expense for the EOSB Plans of $4,861, $4,327 and $3,540 respectively, which is included in direct expense and selling, general and administrative expense in the consolidated statements of operations.

Note 19 —Segment and Related Information

At December 31, 2017, due to the sale of our Construction Claims Group (see Note 2), the Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. The Company based its determination on how operations are managed, the similarity of the services provided, the methodologies in delivering services and the similarity of the client base. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.

The following tables present certain information for the Company's operations:

Revenue by Geographic Region:

	2017		2016		2015
United States	$227,581	47.1%	$204,035	39.5%	$187,399	34.4%
Latin America	11,772	2.4%	18,775	3.6%	26,350	4.8%
Europe	43,179	8.9%	41,062	8.0%	42,635	7.8%
Middle East	169,964	35.1%	213,613	41.4%	248,193	45.6%
Africa	23,100	4.8%	24,037	4.7%	23,935	4.4%
Asia/Pacific	8,140	1.7%	14,490	2.8%	16,248	3.0%
Total	$483,736	100.0%	$516,012	100.0%	$544,760	100.0%

For the twelve months ended December 31, 2017, no other country except for the United States accounted for over 10% of total revenue.

For the twelve months ended December 31, 2016, total revenue for the United Arab Emirates amounted to $73,617 representing 14.3% of the total. No other country except for the United States accounted for over 10% of total revenue.

For the year ended December 31, 2015, total revenue from the United Arab Emirates amounted to $88,036 representing 16.2% of the total. No other country except for the United States accounted for over 10% of total revenue.

Operating Profit (Loss):

	2017	2016	2015
United States	$23,191	$17,742	$14,300
Latin America	(3,190)	1,702	(2,384)
Europe	3,221	(8,285)	(15,180)
Middle East	21,096	15,992	36,307
Africa	(752)	(7,083)	864
Asia/Pacific	(1,378)	1,097	2,418
Corporate	(42,744)	(34,815)	(37,995)
Total	$(556)	$(13,650)	$(1,670)

Depreciation and Amortization Expense:

	2017	2016	2015
Project Management	$5,663	$6,635	$7,522
Corporate	860	630	418
Total	$6,523	$7,265	$7,940

Revenue By Client Type:

	2017		2016		2015
U.S. federal government	$15,105	3.1%	$12,050	2.3%	$10,737	2.0%
U.S. state, regional and local governments	156,183	32.3%	155,976	30.2%	139,086	25.5%
Foreign governments	133,655	27.6%	170,567	33.1%	209,468	38.5%
Private sector	178,793	37.0%	177,419	34.4%	185,469	34.0%
Total	$483,736	100.0%	$516,012	100.0%	$544,760	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2017	2016
United States	$9,434	$12,626
Latin America	546	881
Europe	675	218
Middle East	1,164	1,645
Africa	105	169
Asia/Pacific	80	850
Total	$12,004	$16,389

Note 20 - Subsequent Event

Performance Guarantee

On February 8, 2018, the Company received notice from National Bank of Abu Dhabi (NBAD) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,927 for a project located in Kuwait. NBAD subsequently issued, on behalf of Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount.

Quarterly Results (Unaudited)
The following is a summary of certain quarterly financial information for fiscal years 2017 and 2016 (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2017:
Revenue	$116,120	$125,436	$123,192	$118,988
Gross profit	37,611	38,629	37,317	33,296
Operating profit (loss)	4,114	(1,363)	(1,628)	(1,679)
Earnings (loss) from continuing operations	2,016	(996)	(1,595)	(6,115)
Loss from discontinued operations	(4,251)	(7,301)	(752)	(2,175)
Gain (loss) on disposal of discontinued operations, net of tax	—	52,195	(1,892)	(1,590)
Net (loss) earnings attributable to Hill	(2,354)	43,897	(4,294)	(9,883)
Basic earnings (loss) per common share from continuing operations	$0.04	$(0.02)	$(0.03)	$(0.12)
Basic (loss) per common share from discontinued operations	(0.09)	(0.14)	(0.01)	(0.04)
Basic gain on disposal of discontinued operations, net of tax	—	1.00	(0.04)	(0.03)
Basic (loss) earnings per common share - Hill International, Inc.	$(0.05)	$0.84	$(0.08)	$(0.19)
Diluted earnings (loss) per common share from continuing operations	$0.04	$(0.02)	$(0.03)	$(0.12)
Diluted loss per common share from discontinued operations	(0.09)	(0.14)	(0.01)	(0.04)
Diluted gain (loss) on disposal of discontinued operations, net of tax	—	1.00	(0.04)	(0.03)
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.05)	$0.84	$(0.08)	$(0.19)

Year Ended December 31, 2016:
Revenue	$136,899	$132,709	$121,222	$125,182
Gross profit	43,598	40,355	38,893	34,223
Operating profit (loss)	5,820	6,001	(7,986)	(17,485)
Earnings (loss) from continuing operations	4,736	2,676	(10,910)	(18,461)
Loss from discontinued operations	(1,243)	(574)	(540)	(9,418)
Gain on disposal of discontinued operations, net of tax	—	—	—	—
Net earnings (loss) attributable to Hill	3,504	2,130	(11,546)	(27,898)
Basic earnings (loss) per common share from continuing operations	$0.09	$0.05	$(0.21)	$(0.36)
Basic loss per common share from discontinued operations	(0.02)	(0.01)	(0.01)	(0.18)
Basic earnings (loss) per common share - Hill International, Inc.	$0.07	$0.04	$(0.22)	$(0.54)
Diluted earnings (loss) per common share from continuing operations	$0.09	$0.05	$(0.21)	$(0.36)
Diluted loss per common share from discontinued operations	(0.02)	(0.01)	(0.01)	(0.18)
Diluted earnings (loss) per common share - Hill International, Inc.	$0.07	$0.04	$(0.22)	$(0.54)

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

As disclosed in Item 9A of this Annual Report on Form 10-K for the year ended December 31, 2017, management identified certain deficiencies that rose to the level of a material weakness related to (i) the estimation of the potential loss on the Company’s accounts receivable, (ii) not maintaining effective procedures in the areas of the accounting closing process, accounting estimates and non-routine transactions, and (iii) not having a control in place to identify non-compliance with or the misapplication of local employment related tax laws (collectively, the “Material Weaknesses”).

As a result of these Material Weaknesses, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective.

Item 9A.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Based upon its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that, because of the material weaknesses in its internal controls over financial reporting described below and the Company’s inability to file certain reports required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of December 31, 2017.

The Company's financial statements have been audited by EisnerAmper, LLP, an independent registered public accounting firm, which was engaged on March 28, 2018. EisnerAmper LLP's attestation report on the Company's internal controls overe financial reporting, which disclaims an opinion on the effectiveness of the Company's internal controls over financial reporting, is included herein. EisnerAmper was unable to perform auditing procedures necessary to form an opinion on the Company's internal control over financial reporting as of December 31, 2017 due to the fact that EisnerAmper was engaged after December 31, 2017.

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

Management, under the supervision of our Interim Chief Executive Officer, and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO (2013) , determined that the Company had not maintained effective internal controls over financial reporting as of December 31, 2017 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

The company previously reported the following material weaknesses in our 2016 Form 10-K/A, which have not been remediated and still exist at December 31, 2017:

1.
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

2.
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

3.
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

This general material weakness contributed to more specific the material weakness discussed in items 4 through 8 below.

Remedial Actions:

•
In addition to the senior management changes detailed below, the Company augmented our accounting and finance staff, and in some cases, created new positions to provide additional technical accounting expertise in critical areas, including but not limited to, revenue recognition, consolidation, and income taxes.  The Company will continue to recruit qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

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

4.
The Company did not maintain effective controls over the accurate preparation, recording, and review of foreign currency related transactions in accordance with ASC 830, Foreign Currency Matters. This control deficiency resulted in a restatement of the Company’s 2017, 2016, and 2015 consolidated financial statements and specifically related to the Company’s accounting for its foreign currency gains and losses on intercompany transactions. The Company did not maintain effective controls to address the following deficiencies in the Company’s internal control environment:

a.
The Company failed to prevent or detect instances where the assertion that intercompany balances were permanently invested was made in error or no longer applicable; therefore, the related foreign currency translation adjustments were not accurately prepared and recorded in accordance with US GAAP.

b.	The Company did not ensure that all foreign currency accounts and transactions were recorded in the appropriate functional currency and re-measured in a timely manner.

c.	The Company did not ensure that non-monetary transactions and retained earnings were re-measured and translated utilizing the appropriate exchange rate.

d.	The Company failed to ensure that the tax effecting of balances recorded within accumulated other comprehensive income ("AOCI") was performed in accordance with US GAAP.

e.	The Company did not analyze the composition of the AOCI account to ensure the completeness and accuracy of the balance.

Remedial Actions:

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

5.
The Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement in accordance with ASC 230, Statement of Cash Flows. The Company did not maintain effective controls to ensure that the statement of cash flows was appropriately prepared first in each functional currency, translated to the reporting currency, and then consolidated. Additionally, the historical process to prepare the consolidated statement of cash flows did not fully consider the US GAAP requirements associated with the appropriate classification of activities as operating, investing, or financing activities. These deficiencies resulted in material line item adjustments to the consolidated statements of cash flows for the years ended December 31, 2017, 2016, and 2015.

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

6.
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

7.
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

8.
During the re-evaluation process the Company noted other financial reporting deficiencies as a result of not having the appropriate complement of personnel as described in Item 1 above. These deficiencies are noted as follows:

a.
The Company did not maintain effective controls to ensure that books and records were maintained in accordance with US GAAP including adjustment for any foreign entities for which International Financial Reporting Standards ("IFRS") is required for statutory reporting purposes.

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

e.
The Company did not design or maintain adequate policies, procedures, and controls to identify potential triggering events which would result in the recognition of an impairment of long lived assets (other than goodwill) in a timely manner in accordance with ASC 350, Intangibles - Goodwill and Other.

f.
The Company did not have policies, procedures, and controls in-place to accurately calculate and record the Projected Benefit Obligation for certain End of Service Benefit Plans in accordance with ASC 715, Compensation - Retirement Benefits.

Remedial Action:

•	See Remedial Action for Item 2 and 3 above.

(c) Changes in Internal Control Over Financial Reporting

As a result of accounting errors, we restated our consolidated financial statements for fiscal years 2016, 2015, and 2014. Further, we continue to believe that our internal control over financial reporting remained ineffective as of December 31, 2017. Management continues to remediate the material weaknesses, as described in the "Remedial Actions" sections following each material weakness above. As efforts are taken to improve the internal controls over financial reporting, our senior management may determine to take additional measures to address control deficiencies or modify the remediation efforts outlined in Item 9A. These subsequent remediation efforts related to the material weaknesses described above represent changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.  Other Information.

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference into this Item 10 including, but not limited to, information regarding Messrs. Evans and Ghali.

DIRECTORS

In addition to Messrs. Evans and Ghali, our Directors are as follows:

CAMILLE S. ANDREWS has been a director since June 2009. Since 1998, Ms. Andrews has been an Associate Dean, and since 1996 a member of the faculty, of Rutgers University School of Law at Camden. From 2007 to 2015, Ms. Andrews served as Counsel to Context Capital Partners, a private equity firm. Between 1986 and 1996, Ms. Andrews was a Partner with the law firm of Dilworth Paxson LLP, and between 2006 and 2008, she was Of Counsel to that firm, with expertise in antitrust, securities, class actions, derivative and shareholder suits, and other complex litigation matters. Ms. Andrews earned a B.A. magna cum laude in rhetoric and communication from the University of Pittsburgh and a J.D. with honors from Rutgers University School of Law at Camden, where she served on the Law Review. She was a member of the Board of Trustees for the Leap Academy Charter School in Camden, NJ from 2000 to 2007 and has served on a number of charitable boards, including the Walnut Street Theater, ACYO Charitable Foundation (a subsidiary of The Goldman Sachs Group, Inc.), New Jersey Child Cares, and the Philadelphia Zoo Chairman’s Council. She has also served on the New Jersey Supreme Court Committee on Judicial Education. Ms. Andrews is admitted to practice law in New Jersey, Pennsylvania and before the U.S. Supreme Court. Ms. Andrews offers a wealth of legal expertise in commercial matters and her service on the boards of other organizations provides cross-board experience. Age: 58.

BRIAN W. CLYMER has been a director since June 2006. Mr. Clymer retired from Prudential Financial, Inc. where he was Senior Vice President of External Affairs from July 1997 to January 2013. Prior to Prudential, he served as New Jersey State Treasurer under Governor Christine Todd Whitman from 1994 to 1997. Prior to that, Mr. Clymer was President and Chief Executive Officer of Railway System Design, Inc. and Vice President of its parent company, Gannett Fleming, Inc., an engineering design firm, from 1993 to 1994. From 1989 to 1993, he served under President George H.W. Bush as Administrator of the U.S. Federal Transit Administration. Mr. Clymer has served on numerous Boards of Directors, including the New Jersey Sports and Exposition Authority, the New Jersey Casino Reinvestment Development Authority, the New Jersey Performing Arts Center, the Southeastern Pennsylvania Transportation Authority, the American Public Transit Association, Security First Bank, and Motor Coach Industries International, Inc., then a New York Stock Exchange-listed designer and manufacturer of buses and coaches. He also served on the Board of Directors of the New Jersey Alliance for Action from 1997 to 2014 and currently serves on the Board of the Independent College Fund of New Jersey as past Chairman. Mr. Clymer earned his B.S. in business and economics from Lehigh University and holds an honorary doctorate from Drexel University. He is a Certified Public Accountant in the Commonwealth of Pennsylvania. Mr. Clymer has spent almost 20 years in the field of public accounting and brings extensive experience as an executive and board member of various publicly and non-publicly held entities and offers deep knowledge of financial, economic and accounting matters. Age: 71.

STEVEN R. CURTS has been a director since October 2015. Since January 2018, he has been Strategy Advisor for American Express Global Business Travel. He has held other positions with American Express Global Business Travel since May 2014 with the most recent being Chief Strategy Officer. Prior to that, he was a Vice President with Dell, Inc. from November 2009 to December 2013. Before that, he worked for 20 years with Perot Systems Corp. in numerous roles, including President of its Commercial Solutions Group, Vice President of Corporate Planning and Financial Operations, and Vice President of Finance. Mr. Curts received his B.B.A in accounting from Southern Methodist University. Among other things, Mr. Curts brings experience as a senior finance leader with executive roles encompassing financial operations, business development, treasury and corporate planning. Age: 57.

ALAN S. FELLHEIMER has been a director since June 2006. He has been Chairman of the Philadelphia law firm of Fellheimer & Eichen LLP since January 2006. He was Chairman of the Board of the Pennsylvania Business Bank, a state-chartered bank, from 1998, when he founded the bank, until 2008 when the bank was sold. He also served as the bank’s President and Chief Executive Officer from 1998 until 2006. From 1991 to 1998, Mr. Fellheimer was a Partner in the Philadelphia law firm of Fellheimer Eichen Braverman & Kaskey. During 1990, he was a Partner with the Philadelphia law firm of Spector Gadon & Rosen, P.C. From 1985 to 1990, Mr. Fellheimer was Chairman and Chief Executive Officer of Equimark Corp., then a New York Stock Exchange-listed bank holding company. He currently serves as an emeritus member of the Board of Trustees of the Pennsylvania Ballet, a member of the President’s Advisory Board of Temple University and a member of the Dean’s Advisory Board of the School of Social Policy & Practice of the University of Pennsylvania. Mr. Fellheimer is a Trustee of the Law Foundation of Temple University and a Past Master, Past High Priest and Trustee of the Grand Lodge of Pennsylvania, AF&AM. He previously served as a member of the Board of Trustees and Executive Committee of Gratz College. Mr. Fellheimer earned his A.B. in liberal arts and his J.D. summa cum laude from Temple University. He is a member of the New Jersey, New York, Texas and Pennsylvania bars. Mr. Fellheimer has significant banking expertise and brings to the Company experience in leadership positions with public and non-public entities. Age: 75.

CHARLES M. GILLMAN has been a director since August 2016. Mr. Gillman has been the Executive Managing Director of IDWR Multifamily Investment Office since 2013. Earlier in his career he was a consultant at McKinsey and Company, where he worked on operational turnarounds of companies located in the United States and abroad. Mr. Gillman currently serves on the Board of the following public companies: Digirad Corporation, Solitron, and Points International. Previously, he served on the Board of the following public companies: Aetrium, Inc., InfuSystem Holdings, Inc., PMFG Inc., On Track Innovations Ltd., Datawatch, MRV Communications Inc., Littlefield, Hooper Holmes, and Compumed Inc. Mr. Gillman received a B.S. Suma Cum Laude from the Wharton School. Age: 48.

CRAIG L. MARTIN has been our Executive Chairman since May 1, 2017, our Chairman since October 2016 and a director since February 2016. Mr. Martin serves as a director and member of the compensation committee of TEAM Industrial Services Inc. (NYSE: TISI). From 2016 to 2018, Mr. Martin was a director and member of the compensation and nominating & governance committees of CSRA Inc. In December 2014, Mr. Jacobs retired as the President and Chief Executive Officer of Jacobs Engineering Group, Inc. He became President in July 2002 and Chief Executive in April 2006. He also served as a member of Jacobs’ Board of Directors from 2002 until his retirement. Prior to July 2002, he served in several positions, most recently as Executive Vice President of Global Sales and Marketing. Before joining Jacobs in 1994, he worked in various roles at CRSS International Inc. and Martin K. Eby Construction Co. He received his B.S. in civil engineering from the University of Kansas and his M.B.A. from the University of Denver. Mr. Martin has nearly 45 years of experience in the international engineering and construction industry. Age: 68.

DAVID SGRO has been a director since August 2016. Mr. Sgro is a Senior Managing Director of Crescendo Partners, L.P. and has held various positions at Crescendo Partners since May 2005. He is also a Managing Member and Head of Research for Jamarant Capital, a private investment fund. Mr. Sgro also serves as an officer and the Chairman of Allegro Merger Corp. (NASDAQ:ALGRU), a Special Purpose Acquisition Company. Mr. Sgro has been a director and a former chairman of the audit committee of and Pangaea Logistics Solutions Ltd. (NASDAQ:PANL), a provider of seaborne dry bulk transportation services to industrial customers, since October 2014; and a director and chairman of the audit committee of BSM Technologies Inc,. a provider of GPS fleet and asset management solutions, since June 2016. He has also been a director of NextDecade Corporation, a development stage LNG company, from July 2017 to June 2018; a director, and chairman of the audit committee, of ComDev International, a TSX listed designer and manufacturer of space hardware subsystems, from April 2013 to February 2016; a director, and chairman of the audit committee, of SAExploration Holdings, Inc. (NASDAQ:SAEX), a provider of seismic data services to the oil and gas industries, from June 2013 to July 2016; a director of Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 to August 2011; and a director of Primoris Services Corporation (NASDAQ:PRIM), a specialty construction company, from July 2008 to May 2011. Mr. Sgro also served as an officer and director of Harmony Merger Corp., from March 2015 until its merger with NextDecade in July 2017; Quartet Merger Corp., from October 2013 until its merger with Pangaea Logistics Solutions Ltd. in October 2014, and as an officer and director of Trio Merger Corp., from March 2011 until its merger with SAExploration Holdings in June 2013. Prior to joining Crescendo Partners, Mr. Sgro held analyst positions with Management Planning, Inc. and MPI Securities, Inc. Mr. Sgro is a Chartered Financial Analyst (CFA) Charterholder and holds a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Age: 42.

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

During 2017, the Board held sixteen meetings and the committees held a total of sixteen meetings. Each director attended more than 75% of the total number of meetings of the Board of Directors and the Board committees of which he or she was a member during the period he or she served as a director in 2017. Although we do not have a policy requiring all directors to attend annual meetings of stockholders, we expect all directors to attend, absent extenuating circumstances. Each of our directors attended our 2017 Annual Meeting of Stockholders.

Board Leadership Structure

Our Amended and Restated Bylaws provide that we will have a Chairman who will chair Board meetings and perform such other duties as set forth in our Amended and Restated Bylaws or as otherwise assigned to him by our Board. The Chairman and Chief Executive Officer may be the same person; however, our Board may separate these two positions if it deems it to be in the best interests of our Company and our stockholders to do so. Presently, the Chairman and Chief Executive Officer positions are held by two different individuals. On October 6, 2016, Mr. Craig L. Martin was appointed as Chairman. On May 3, 2017, Mr. Martin was appointed our Executive Chairman. Mr. Martin is not considered an officer or employee of the Company and will not receive any additional compensation in connection with this appointment. Also, on May 3, 2017, the Board established an Office of the Chairman which has such authority as may be delegated by the Board from time to time; as of the date of this proxy statement, the Office of the Chairman is comprised of our Executive Chairman, Craig L. Martin, our Interim Chief Executive Officer and director, Paul J. Evans, our President and Chief Operating Officer and a director, Raouf S. Ghali, and our Executive Vice President and General counsel, William H. Dengler, Jr. Considering the independence of our Executive Chairman (discussed in the section titled “Director Independence”), the Board of Directors amended the Company’s bylaws on November 3, 2016 to remove provisions with respect to a lead independent director.

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

Committees of the Board of Directors

During 2017, the Board had standing Audit, Compensation, and Governance and Nominating Committees. All members of each committee have been determined by the Board of Directors to be “independent” under applicable NYSE rules. In addition, the Board has determined that each member of the Audit Committee meets SEC independence requirements which require that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from Hill or any of its subsidiaries other than their directors’ compensation. The charter of each committee is available on our website at www.hillintl.com, in the “Investors” section.

Audit Committee

The Audit Committee consists of Brian W. Clymer (Chair), Alan S. Fellheimer and Charles M. Gillman. Mr. Gillman replaced Paul J. Evans as a member of the Audit Committee on May 3, 2017. The Board has determined that each member of the Audit Committee is financially literate. The Board has also determined that Brian W. Clymer possesses accounting or related financial management expertise within the meaning of the NYSE listing standards and qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

The Audit Committee assists the Board in fulfilling its oversight responsibilities by (a) reviewing the financial reports and other financial information provided by Hill to its stockholders, the SEC and others, (b) monitoring the Company’s financial reporting processes and internal control systems, (c) retaining Hill’s independent registered public accounting firm, (d) overseeing the Company’s independent registered public accounting firm and internal auditors and (e) monitoring the Company’s compliance with its ethics policies and with applicable legal and regulatory requirements. The Audit Committee also reviews and approves any transactions between Hill and any related parties. During 2017, the Audit Committee met eight times. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).

Compensation Committee

The Compensation Committee consists of Steven R. Curts (Chair), Alan S. Fellheimer and David Sgro. Mr. Fellheimer replaced Paul J. Evans as a member of the Compensation Committee on May 3, 2017. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee oversees Hill’s executive compensation programs. The Compensation Committee reviews and recommends to the Board for approval the compensation arrangements for all of the Company’s executive officers. During 2017, the Compensation Committee met seven times. The processes of the Compensation Committee are described below in “Compensation Discussion & Analysis.”

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

The Governance and Nominating Committee carefully considers all director candidates recommended by our stockholders, and the Governance and Nominating Committee does not and will not evaluate such candidate recommendations any differently from the way it evaluates other candidates. The Company’s Bylaws set forth minimum qualifications for an individual to serve as a director of the Company. These minimum qualifications provide that no person shall qualify for service or serve as a director of the Company: (a) unless such person is in compliance with all applicable laws and regulatory requirements to which the Company’s directors may be subject in connection with such person’s service as a director, (b) if such person has been convicted in, or entered a plea of nolo contendere with respect to, a criminal proceeding involving fraud, misappropriation or other similar charge during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for fraud, misappropriation or other similar charge in any governmental investigation or proceeding or other civil judicial proceeding during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for any material violation of any foreign, federal or state securities law or federal commodities law during the ten years preceding the date of election, (c) if such person has been convicted of, or entered a plea of nolo contendere with respect to, any felony, (d) if such person serves on the board of directors of more than three other public companies, (e) if such person is a director, officer or holder of more than a five percent (5%) equity interest, directly or indirectly, in a business that competes, directly or indirectly, with the Company, (f) if such person has made or makes any contribution or expenditure in connection with the election of any candidate for political office, including any contribution to any committee supporting such a candidate or to a political party, in any jurisdiction which results in the Company becoming ineligible to conduct its business or any portion thereof, or (g) if such person has ever been the subject of a filing of personal bankruptcy in any jurisdiction, either voluntarily or involuntarily (and in the case of an involuntary filing, if such filing was not dismissed within 60 days) during the ten years preceding the applicable date of election.

Any stockholder who wishes to recommend an individual as a potential nominee for election to the Board should submit such recommendation in writing by mail to Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103, Attn: Chair of Governance and Nominating Committee, together with information regarding the experience, education and general background of the individual and a statement as to why the stockholder believes such individual to be an appropriate candidate for the Board of Directors of Hill. Such recommendation should be provided to Hill no later than the close of business on the 120th day prior to the one-year anniversary of the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting. During 2017, the Governance and Nominating Committee held one meeting.

Majority Voting in Uncontested Elections of Directors

Last year, our Board recommended and the stockholders approved the adoption of majority voting for uncontested elections of directors. Plurality voting continues to apply in contested elections. A contested election is one in which the number of nominees exceeds the number of directors to be elected, and other conditions are met. In an uncontested election, nominees will be elected directors if they receive a majority of the votes cast (i.e., the number of shares voted “for” a director must exceed the number of votes cast “withheld” from that director, without counting abstentions or broker non-votes); if a nominee is an incumbent director but is not elected, such director is required to tender his or her resignation to the Board promptly following the date of the certification of the election results. The Nominating and Governance Committee shall make a recommendation to the Board as to whether to accept or reject the tendered resignation, or whether other action should be taken. The Board shall act on the tendered resignation, taking into account the Nominating and Governance Committee’s recommendation, and publicly disclose (by press release, filing with the SEC or other manner reasonably calculated to inform stockholders) its decision regarding the tendered resignation and the rationale behind the decision within 90 days from the date of the certification of the election results. In a contested election, the nominees who receive a plurality of the votes cast (i.e., more votes in favor of their election than other nominees) will be elected directors.

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

Code of Ethics

All directors, officers and employees of the Company are expected to act ethically at all times and in accordance with the policies comprising Hill’s Code of Ethics and Business Conduct (the “Code”) which is available on our website at www.hillintl.com, in the “Investor Relations” section, and is available in print to any stockholder upon request. Any waiver or any implicit waiver from a provision of the Code applicable to Hill’s chief executive officer, chief financial officer, controller, or any amendment to the Code must be approved by the Board. We will disclose on our website amendments to, and, if any are granted, any such waiver of, the Code. Hill’s Audit Committee is responsible for applying the Code to specific situations in which questions are presented to it and has the authority to interpret the Code in any particular situation. If, after investigating any potential breach of the Code reported to it, the Audit Committee determines (by majority decision) that a breach has occurred, it will inform the Board of Directors. Upon being notified that a breach has occurred, the Board (by majority decision) will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee and/or the Company’s General Counsel, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

Director Independence

The standards applied by the Board in affirmatively determining whether a director is “independent,” in compliance with the rules of the NYSE, generally provide that a director is not independent if:

(1)
the director is, or has been within the last three years, our employee, or an immediate family member (defined as including a person’s spouse, parents, children, siblings, mothers-and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law, and anyone, other than domestic employees, who shares such person’s home), is, or has been within the last three years, one of our executive officers;

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to Hill and on written representations made by such persons, all of the Company’s directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to 2017 except that, due to administrative oversights, required Form 4 reports were not filed on a timely basis on behalf of Camille S. Andrews (1 transaction).

Item 11.  Executive Compensation (in dollars)

Executive Summary

Our Compensation Philosophy and Guiding Principles
In support of our business and our long-term success, the Company’s compensation program is designed to attract, motivate, reward and retain high-quality executives necessary to continually improve financial performance, achieve profitable growth and enhance stockholder value. To that end, our Compensation Committee (the “Committee”) has developed a compensation philosophy designed to reflect the following principles:

•	There should be a strong link between pay and performance;

•	The interests of our executives should be aligned with those of our stockholders; and

•	Compensation programs should reinforce our business strategy, focus the executive team on priorities and ultimately drive growth in stockholder value.

Named Executive Officers

•	Paul Evans, Interim Chief Executive Officer;

•	Marco Martinez, Senior Vice President and Interim Chief Financial Officer;

•	Raouf S. Ghali, President and Chief Operating Officer;

•	J. Charles Levergood, Senior Vice President of Business Development (Americas);

•	David L. Richter, former Chief Executive Officer;

•	John Fanelli III, former Executive Vice President and Chief Financial Officer; and

•	Mohammed Al Rais, former Regional President (Middle East), Project Management Group.

Please note that Messrs. Richter, Fanelli, and Al Rais are no longer employees of the Company, effective May 3, 2017, November 10, 2017, and April 19, 2018, respectively. Terms of the Separation Agreements with our former CEO and CFO are set forth on pages 104 and 105.

Change in Chief Executive Officer
On May 2, 2017, David L. Richter resigned from his position as Chief Executive Officer and as a member of the Board of Directors of the Company, effective on May 3, 2017. In connection with Mr. Richter’s resignation, the Company entered into a Separation Agreement which is described below in the section titled “Employment Agreement with our Former CEO.”
Additionally, on May 3, 2017, Paul J. Evans was named Interim Chief Executive Officer of the Company. On May 10, 2017, the Board of Directors of the Company approved the following compensation terms for Mr. Evans:

•	A monthly base salary in the amount of $60,000;

•
A target incentive award at the rate of $50,000 per month of service (including any partial month), which will be paid to Mr. Evans at year end or upon completion of his service as Interim Chief Executive Officer and only upon the achievement of targets set by the Board based upon the following:

◦	One third (1/3) based on the retention of key employees of the Company as determined by the Board of Directors.

◦	One third (1/3) based on achieving a forecasted liquidity metric.

◦	One third (1/3) based on achieving a cost savings annual run rate, excluding any one-time items.

•
A monthly grant of Company stock valued at $80,000 per month during Mr. Evans’ term of service as Interim Chief Executive Officer and based on the closing price of the Company's common stock on the last trading day of the month. The aggregate number of shares granted to Mr. Evans will be delivered on the last day of Mr. Evans’ service as Interim Chief Executive Officer and will be fully vested.

•	Mr. Evans shall receive a monthly living expense before tax allowance of $5,000 while serving as Interim Chief Executive Officer.

•	Mr. Evans shall be entitled to all benefits of employment provided to other employees of the Company in executive positions.

•	Mr. Evans shall not be entitled to receive compensation for serving on the Board of Directors of the Company while serving as the Interim Chief Executive Officer.

In determining the recommendation amounts and structure of Mr. Evans’ compensation, the Compensation Committee relied upon information provided by its independent compensation consultant regarding the market median of the Company’s peer group and made certain adjustments thereto.

Mr. Evans continues to serve as a member of the Board, but has stepped down from all standing Board committees during the term of his service as Interim Chief Executive Officer. Mr. Evans’ Board and committee retainers were prorated for 2017 such that he was only paid such retainers for the portion of 2017 during which he was not serving as Interim Chief Executive Officer, and the amount of his annual director stock grant for 2017 was similarly prorated.

Change in Chief Financial Officer

On November 10, 2017, John Fanelli, III notified the Company of his decision to retire and resign, effective on that day, as Executive Vice President and Chief Financial Officer. In connection with Mr. Fanelli’s resignation, the Company entered into a Separation Agreement which is described below in the section titled “Employment Agreement with our Former CFO.”

Effective as of Mr. Fanelli’s resignation, Marco A. Martinez commenced serving as Senior Vice President and Interim Chief Financial Officer of the Company and is expected to serve in such capacity until a successor for Mr. Fanelli is appointed. Mr. Martinez will receive an annual salary of $420,000 and be eligible to participate in bonus and long-term incentive programs beginning in 2018.

2017 Performance-Based Bonuses (Cash)

In 2017, we adopted Annual Incentive Awards for our former CEO and our President and COO entirely based on achieving superior EPS results for the year with target annual incentive awards of $1,820,000 and $300,000, respectively. Target EPS performance was set based on projected revenue growth and related profit from continuing operations and in excess of the prior year’s actual EPS results.  The overall performance/payout range for 2017 was set as follows:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

For 2017, we set a target EPS of $0.30 per share, with a threshold of $0.24 per share. We fell short of the threshold and, consistent with our pay-for-performance philosophy, no bonuses were earned or paid to our former CEO and our President and COO related to 2017 performance.

Pursuant to the terms of his employment, our Interim CEO is eligible to receive a monthly fixed dollar amount of $50,000 which will be paid annually or upon the completion of Mr. Evans' service as Interim CEO and upon the achievement of targets set by the Board. For 2017, Mr. Evans' aggregate target amount was $425,159. Please refer to the section titled “Change in Chief Executive Officer” for information regarding the bonus incentive awards established for our Interim CEO.

We established a bonus pool for our executive officers, including our NEOs other than our COO and President, Interim CEO, Interim CFO, our former CEO and Mr. Levergood, which is equal to ten percent (10%) of the after-tax profit of the Company in 2017 to be distributed in proportion to each bonus pool participant's base salary. No bonuses were earned or paid from the 2017 bonus pool.

2017 Long-Term Incentive Awards (Equity)

The Long-Term Incentive Awards granted to our NEOs in 2017 were comprised of:

•	Our former CEO: was granted 100,000 stock options with a premium exercise price of $7.00, representing a 50.5% premium over the $4.65 closing price of our common stock on the date of grant.

•	Our President and COO: was granted 250,000 stock options having an exercise price of $4.65, the market price on the date of the grant.

•	Certain other named executive officers: were granted stock options for 97,561 shares having an exercise price of $4.65, the market price on the date of the grant.
We awarded the options described above on March 8, 2017 and each had a 5 year vesting schedule and 7 year term.
Please refer to the section titled “Change in Chief Executive Officer” on page 86 for information regarding the long-term incentive awards established for our Interim CEO.

2017 Compensation Governance Practices

We are committed to executive compensation practices that drive performance and that align the interests of our leadership team with the interests of our stockholders. We have implemented many best practices with respect to the compensation of our NEOs including:

1.
Up to 68.4% of our executives’ target compensation opportunity is related to short- and longer-term performance based upon and tied to pre-established performance goals and the performance of our share price;

2.
Total direct compensation opportunity for all of our NEOs is targeted at the market median, except for our former Chief Executive Officer, whose compensation was subject to an employment agreement entered into in 2014 (see the section titled “Executive Officer Compensation - Employment Agreement with Our Former CEO” on page 104);

3.	Engaged an independent compensation consultant;

4.	Maintain a clawback policy covering both cash- and equity-based incentives;

5.	“Double-trigger” severance payments for executive officers requiring both a change of control and termination of employment.

6.	Robust stock ownership guidelines (CEO at 6x salary).

Practices we avoid with respect to the compensation of our NEOs include:

1.	Limited perquisites provided to our executive officers;

2.	No excise tax gross-ups related to change-in-control severance benefits;

3.	No speculative trading of Company stock;

4.	No hedging transactions;

5.	No repricing of stock options; and

6.    No unapproved pledging of Company stock.

Shareholder Outreach

We conducted a non-binding advisory vote on executive compensation at our 2017 Annual Meeting, which our stockholders voted should be held every three years. At the 2017 Annual Meeting of Stockholders, 59.6% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as disclosed in the 2017 proxy statement. The Committee reviewed these final vote results and determined that it should continue its review of our executive compensation programs to align with Company and stock price performance to meet shareholder expectations.

We expect to continue meeting with many of our stockholders regarding executive and Board compensation throughout 2018 to gather feedback and discuss further possible changes as we continue our strategic review of our compensation programs.

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
The Committee’s compensation philosophy is to target aggregate total compensation opportunity of all executive officers at the market median. We believe that this market median philosophy is aligned with compensation governance best practices and still provides us with sufficient flexibility to reward our leaders.

Actions Related to 2018 Executive and Board Compensation

In addition to the significant actions taken in 2017, the Committee implemented a number of additional decisions for 2018 executive compensation based on the Company’s performance in 2017 and stockholder feedback. These decisions were as follows:

1.	No salary increases for NEOs in 2018.

2.
Established a bonus program for our NEOs that is tied to achieving a balance of metrics aligned with our 2018 financial and strategic priorities: (i) Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) performance; (ii) an increase in sales over 2018 budgeted amounts; and (iii) retention of certain key employees (additional details are provided in Part 3 of the Compensation Discussion and Analysis below). No bonus payout for a metric less than 80% of its respective target.

3.    Reduced annual bonus max to 150% of target (from 200%).

4.
Granted long-term incentive awards in the form of a fixed cash value to each of our NEOs, other than our Interim CEO, which will convert into restricted stock based upon the closing trade price on the date the Company becomes current on its SEC periodic reporting obligations (additional details are provided in Part 3 of the Compensation Discussion and Analysis below and see the section entitled “Change in Chief Executive Officer” for further details regarding Mr. Evans’ long-term incentive compensation).

5.	No change to the compensation paid to our non-employee directors.

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses our executive compensation programs for 2017, the compensation decisions made under those programs and the factors that were considered by the Committee in making those decisions.  It focuses on the compensation for each of our NEOs for 2017.

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

Part 1 - Compensation Governance Practices and Decisions

2017 Compensation Governance Practices

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
Pay for Performance - A significant portion of the compensation paid to our NEOs is related to performance and tied to pre-established performance goals and stock price aligned with our short- and long-term objectives.
Excessive Perquisites - We provide very limited perquisites to our NEOs, other than our former CEO.
Target Market Median - Our compensation philosophy targets NEO total direct compensation opportunity that is competitive with the companies with which we compete for executive talent.	No Speculative Trading - Board members and executive officers are prohibited from short-selling our stock and buying or selling puts and calls on our stock.
Independent Compensation Consultant - The Committee engages an independent outside compensation consultant on a regular basis.	No Hedging - Board members and officers are prohibited from engaging in hedging transactions that could eliminate or limit the risks and rewards of owning our stock.
Clawback - The Committee may cancel or recover any cash- or equity-based incentive compensation based on achievement of specified financial results that are the subject of a subsequent restatement. We will seek repayment of any amount determined to have been inappropriately received due to mathematical errors, fraud, misconduct or gross negligence.

No Repricing of Options/SARs - Our shareholder approved 2017 Equity Compensation Plan does not allow for the repricing of stock options/SARs without stockholder approval, and we have never repriced any stock option grants.

Robust Stock Ownership Guidelines - We require our directors and officers, including our NEOs to own multiples of their current base salary or annual cash retainer, as applicable. Our CEO is required to have six times (6x) his annual salary and our directors are each required to have three times (3x) their annual salary.

No Unapproved Pledging of Hill Stock - The Company’s insider trading policy prohibits pledging of Hill stock without review and prior approval by the Board. There are no current or open pledges of Hill stock by our current NEOs.

Severance Payments Require Double-Trigger - The Company’s 2015 Senior Executive Retention Plan and its 2016 Executive Retention Plan provide change in control severance benefits only upon a double-trigger (change in control and termination of employment).

2017 Executive Compensation Elements
The following chart summarizes the key features of each element of our executive compensation program: cash (salary and annual bonus); equity (long-term incentive); retirement (401(k) Plan); and other compensation (perquisites).  Each type is discussed in detail in the remainder of this Compensation Discussion and Analysis and the accompanying tables.

Element	Type	Key Features
Cash	Salary Annual Incentive Award Bonus Pool
Fixed amount of compensation based on experience, contribution and responsibilities.

Salaries reviewed annually and adjusted based on market practice, individual responsibility, performance and contribution, length of service and other internal factors including contractual obligations.

For 2017, payouts could vary from 50% to 200% of the targeted amount and performance was assessed entirely on EPS. For 2018, payouts can vary from 50% to 150% of certain components of the targeted metrics. For both 2017 and 2018, no annual bonus is awarded if less than 80% of a target is achieved. In 2017, only our former CEO and our President and COO were eligible for an award however neither were paid an award based on 2017 performance.

For NEOs other than our former CEO, President and COO, interim CEO and interim CFO, established a bonus pool which is equal to ten percent (10%) of the after-tax profit of the Company in 2017 to be distributed in proportion to each bonus pool participant's base salary. No bonus pool awards were paid for 2017 performance.

Long-Term (Equity) Incentive Compensation	Stock Options Restricted Stock
Former CEO: premium priced options with an exercise price set at a 50.5% premium over the closing price on the date of grant; and
Other NEOs, other than Interim CEO and Interim CFO: grant of “at market” options with an exercise price set at the closing price on the date of grant.

Stock option awards vest over five years and expire seven years from the grant date.

Interim CEO: under the terms of his employment agreement, entitled to $80,000 worth of Company stock based on the closing price of the Company’s common stock on the last trading day of the month for each month of his service.

Retirement	401(k) Plan
Qualified 401(k) plan offered to all U.S. employees that provides participants the opportunity to defer taxation on a portion of their income, up to code limits, and receive a 50% Company matching contribution up to 2% of the employee’s salary.

Other	Perquisites
Perquisites are generally limited to benefits available to all employees of the Company, including the option to be paid in cash for vacation, sick days and/or personal days not taken. In addition, our former CEO’s employment agreement entitled him to receive two automobiles for his use.

Summary of Key 2017 Compensation Decisions

The following highlights the Committee’s key compensation decisions for 2017, as reported in the section below titled “Executive Officer Compensation - Summary Compensation Table.”

Interim CEO Compensation

On May 3, 2017, Paul J. Evans was named Interim CEO of the Company. On May 10, 2017, the Board of Directors of the Company approved the following compensation terms for Mr. Evans:

•	A monthly base salary in the amount of $60,000;

•
A target incentive award at the rate of $50,000 per month of service (including any partial month), which will be paid to Mr. Evans at year ends or upon completion of his service as Interim Chief Executive Officer and only upon the achievement of targets set by the Board based upon the following:

◦	One third (1/3) based on the retention of key employees of the Company as measured on the last day of Mr. Evans’ service as Interim Chief Executive Officer.

◦	One third (1/3) based on achieving a forecasted liquidity metric.

◦	One third (1/3) based on achieving a cost savings annual run rate, excluding any one-time items.

•
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

•	Mr. Evans shall receive a monthly living expense before tax allowance of $5,000 while serving as Interim Chief Executive Officer.

•	Mr. Evans shall be entitled to all benefits of employment provided to other employees of the Company in executive positions.

President and COO Compensation

On August 18, 2016, we entered into an employment agreement with our President and COO, Raouf S. Ghali, for a term of five years. Under this agreement, Mr. Ghali is to receive a base salary to be reviewed annually by the Committee. Mr. Ghali’s 2017 compensation opportunity was set as follows:

•	Annual base salary was set at $1,135,000 per annum;

•	Annual bonus target award opportunity was set at $300,000;

•	Long-term (equity) incentive established as 250,000 stock options (market-priced) with a fair value at the grant date of $512,500.

Interim CFO Compensation

On November 10, 2017, Marco A. Martinez was named Interim CFO of the Company. The Board set Mr. Martinez’ annual base salary at $420,000 per annum and he is eligible to participate in bonus and long-term incentive programs beginning in 2018.

Former CEO Compensation
On December 31, 2014, David Richter became our CEO and the Company entered into an employment agreement with him at that time. His employment agreement establishes his total direct compensation (“TDC”) opportunity, consisting of base salary and annual and long-term incentive opportunities which, in the aggregate, must be not less than the 75th percentile of CEOs in our Selected Peer Group (as defined in Part 2 of the Compensation Discussion and Analysis below). Mr. Richter’s 2017 compensation opportunity was set as follows:

•	Annual base salary was set at $1,545,000;

•	Annual bonus target award opportunity was set at $1,820,000; and

•
Long-term (equity) incentive established as 100,000 premium priced stock options with a fair value at the grant date of $163,000 with a premium price set at 50.5% above the fair market value closing price of Hill stock on the date of the grant.

As of May 3, 2017, Mr. Richter is no longer an employee of the Company. Pursuant to the terms of the Separation Agreement with Mr. Richter, the Company agreed, among other things, to pay Mr. Richter $3,300,000 in three annual payments of $1,100,000. Upon execution of the Separation Agreement, the Company is no longer obligated to provide any compensation or benefits to Mr. Richter under his prior employment agreement other than as set forth in the Separation Agreement. For further information regarding the Separation Agreement, please see the section entitled “Employment Agreement with Our Former CEO.” (page 104)

Compensation of Other NEOs

For the other NEOs, the Committee made no adjustment to their respective salaries for 2017, established a bonus pool (as detailed below) and, for Messrs. Al Rais and Fanelli, established long-term (equity) incentive comprised of market-priced stock options with an aggregate fair value at the grant date of $200,000 each.
In 2017, the Board established a discretionary bonus pool for our executive officers, including our other NEOs, which is equal to ten percent (10%) of the after-tax profit of the Company in 2017 to be distributed in proportion to each bonus pool participant’s base salary. Our Interim CEO and our President and COO only have the option to award either 100% of the participant’s entitled proportion of the bonus pool or award no bonus to the participant. If our Interim CEO and our President and COO determine that a participant in the bonus pool will not receive a bonus, their potential share is removed from the pool, i.e., it is not shared among remaining participants. Given Hill's 2017 performance results, no bonus pool payments were made to any participant in the bonus pool.

2017 NEO Base Salaries, Annual Incentive Target and Long-Term Incentive Expected Value

Name	Base Salary(1)	Bonus Target Opportunity (2)	Bonus Target Opportunity as % of Salary	Long-Term Incentive Expected Value (3)	Total Target Direct Compensation (4)
Paul Evans	$720,000	$600,000	83.3%	$960,000	$2,280,000
Marco A. Martinez	420,000	—	—	—	420,000
David L. Richter	1,545,000	1,820,000	117.8%	163,000	3,528,000
John Fanelli III	465,000	—	—	200,000	665,000
Raouf S. Ghali	1,135,000	300,000	26.4%	512,500	1,947,500
Mohammed Al Rais	726,850	—	—	200,000	926,850
J. Charles Levergood	510,000	200,000	—	—	710,000

(1)
Except as noted, all base salaries effective as of January 1, 2017. Mr. Evans’ base salary is $60,000 per month which has been annualized in the above table. Mr. Martinez became our Interim CFO on November 10, 2017 and his base salary in the above table reflects an annualized amount.

(2)
The Board established a monthly $50,000 incentive award for Mr. Evans which has been annualized in the above table; additional details on such incentive award can be found in the section above titled “Change in Chief Executive Officer.” Messrs. Fanelli and Al Rais were participants in a bonus pool which would be distributed based upon a proportion of each bonus pool participant’s base salary; such bonus payment is excluded from the above table. Under the terms of his employment agreement, Mr. Levergood is eligible to receive (i) a $100,000 bonus related to sales generated by Mr. Levergood and (ii) a $100,000 bonus related to actual revenues exceeding budgeted amounts.

(3)
The Board established a monthly grant of Company stock valued at $80,000 per month for Mr. Evans which has been annualized in the above table; additional details on such incentive award can be found in the section above titled “Change in Chief Executive Officer.” Other than Mr. Evans, the expected fair value of the long-term incentive award was based on the closing price of the Company’s common stock of $4.65 per share on March 8, 2017. For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

(4)	Total target direct compensation consists of base salary, annual incentive bonus target and long-term equity award expected value.

Annual Incentive Plans - Criteria and Rationale

Plan	Participants	Performance Assessment
Interim CEO Bonus Plan	Evans	Key employee retention, liquidity, cost savings
TAIA	Richter, Ghali	EPS
Discretionary Bonus	Fanelli, Al Rais	Discretionary
Executive Leadership Sales Incentive	Levergood	Personal sales and revenue vs. budget

1.Interim CEO Bonus Plan

The target incentive award for our Interim CEO is set at a monthly fixed dollar amount of $50,000 and will be paid upon the achievement of targets set by the Board annually or upon the completion of Mr. Evans’ service as Interim CEO. For additional details regarding the targets set for Mr. Evans, see the section titled “Change in Chief Executive Officer” (page 86)

2.    Target Annual Incentive Awards ("TAIA")

Only our former CEO and President and COO were eligible to receive TAIA.

In 2017, as in past years, the Committee evaluated the choice of the TAIA financial measure(s) using the following principles:

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

Following this review, the Committee concluded that the continued use of EPS for 2017 was an appropriate and comprehensive measure of income and provides an emphasis on profitable growth while focusing managers on expense control.

Target Setting
The 2017 target annual incentive awards for our former CEO and our President and COO were set as a fixed dollar amount ($1,820,000 and $300,000, respectively).  Target awards are reviewed annually to ensure alignment with our compensation philosophy.
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
Our 2017 plan used the following performance and payout relationship:

Level	EPS Performance (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%
Maximum	140%	200%

Financial Results for TAIA Purposes

The Committee set the TAIA target based on its evaluation of the budget-based amount and its assessment that the target contained a sufficient degree of “stretch.”  This target, actual 2017 performance and 2017 TAIA bonus payouts for our NEOs are shown in the tables below.

2017 TAIA Performance Metrics, Weight and Achievement

		Financial Objectives
Metric	Metric Weight	Threshold	Target	Maximum	2017 EPS (GAAP)	Adjusted EPS for TAIA(2)
EPS(1)	100%	$0.24	$0.30	$0.42	$0.52	$(0.44)

(1) EPS for annual incentive purposes is based on diluted earnings per common share attributable to Hill International, Inc.
(2) The 2017 results include $0.96 per share related to the gain on disposal of discontinued operations which has been excluded for TAIA performance measurement purposes.

2017 TAIA Threshold, Target, Maximum and Actual Payouts

Name	2017 Target Award	2017 Threshold Award (50% of Target Award)	2017 Maximum Award (200% of Target Award)	Bonus Payout Factor	2017 TAIA Award
David L. Richter (1)	$ 1,820,000	$ 910,000	$ 3,640,000	0.0%	Not Applicable
Raouf S. Ghali	300,000	150,000	600,000	0.0%	$0

(1) As of May 3, 2017, Mr. Richter is no longer an employee of the Company and was not eligible to receive a TAIA award for 2017.

3.    Discretionary Bonus Pool for Other NEOs
For our other NEOs, the Board established a bonus pool. See the section titled “Compensation of other NEOs” (page 92) for additional details regarding the bonus pool.

4.    Executive Leadership Sales Incentive
Mr. Levergood is eligible to receive a bonus based on generating new sales for the Company: for every $1,000,000 of expected consulting fee revenue generated by Mr. Levergood in a calendar year, Mr. Levergood will receive a $2,000 bonus, up to a maximum of $100,000. For 2017, Mr. Levergood earned $100,000 related to this incentive. Mr. Levergood was also eligible to receive an additional bonus of $100,000 in the event that the Company achieves or exceeds its annual sales target.

Our Long-Term Equity Incentive Program

Plan Criteria and Rationale

Long-term incentive compensation for all our executive officers, including our NEOs, is entirely equity-based. Historically, we have delivered this compensation opportunity through the use of stock options.

Stock option awards are used to complement the TAIA financial metric focus and other annual incentive plan performance assessments by aligning the team around actions that will promote the long-term growth of our share price. Historically, our options also have a five-year vesting schedule in order to promote retention of our leaders.

In this way, the combination of our annual incentive plan and long-term equity awards balance the focus of our team in a coordinated way around short-term financial, strategic and longer-term share price performance, both of which are directly linked to value creation for stockholders.

Equity Award Grant Practices

The Committee’s equity-based awards policy contains rules on determining the grant date of equity awards and the exercise price of any stock options, which must be at least equal to the fair market value of our stock on the grant date.

2017 Long-Term Equity Awards

In 2017, certain of our NEOs received a grant of equity-based incentives.

The value and form of each award was determined by the Committee after considering company performance, individual impact on our financial results, market norms and relative duties and responsibilities. The value of the grants made during 2017 to our NEOs are shown in the following table.

2017 Long-Term Equity Award Value

Name	Number of Shares Granted or Underlying Stock Options (1)	Aggregate Grant Date Fair Value of Stock Grant or Stock Options (2)	Percentage of TDC (3)
Paul Evans	125,045	$ 640,000	28.1%
Marco A. Martinez	—	—	—
Raouf S. Ghali	250,000	512,500	26.3%
J. Charles Levergood	—	—	—
David L. Richter	100,000	163,000	4.6%
John Fanelli III	97,561	200,000	30.1%
Mohammed Al Rais	97,561	200,000	17.4%
____________________

(1)
For Mr. Evans, the Board established a monthly grant of stock valued at $80,000 per month upon the completion of each month of service as Interim CEO. Amount reflects aggregate number of shares granted during 2017 to Mr. Evans under this agreement. For other executives, amounts reflect the number of stock options granted in 2017.

(2)
For Mr. Evans, the Board established a monthly grant of stock options valued at $80,000 per month which has been annualized in the above table; additional details on such incentive award can be found in the section above titled “Change in Chief Executive Officer.” (see page 86) Other than Mr. Evans, the expected fair value of the stock options was based on the closing price of the Company’s common stock of $4.65 per share on March 8, 2017. For the assumptions made in determining grant date fair values, refer to Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	TDC consists of base salary and annual and long-term incentive opportunities.

Part 2 - Compensation Framework

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

Retains and provides incentives to executive officers through multi-year vesting and holding periods.

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

Competitive Positioning
In support of our compensation philosophy, we target the compensation values consistent with the markets with which we compete for executive talent, capital and business. For our former CEO, this market is defined as our Selected Peer Group as defined in his employment agreement. As our former CEO was no longer an employee of the Company, effective May 3, 2017, the Committee did not re-evaluate the composition of the Selected Peer Group in 2017.

For NEOs other than our former CEO, the Committee references broader survey sources reflecting the practices of other companies of comparable size, scope and complexity, with which we compete for talent and as recommended by our independent compensation consultant.  This approach provides the Committee with decision-quality data and context used in the review of competitive pay practices, design approaches and for pay-for-performance comparisons.

Setting Compensation Targets and Performance Goals

The Committee annually reviews the total compensation opportunity of each executive officer-i.e., cash compensation (salary and target annual incentive opportunity) and long-term equity compensation (target long-term equity value).

The Committee, with input from its independent consultant, then sets the executive’s compensation target for the current year. Salary adjustments, if any, typically become effective as of January 1 of each year or upon a promotion.  The compensation proposal for our former and interim CEOs and our President and COO is reviewed with and ratified by the independent directors of the Board in executive session.

In making its decisions, the Committee uses several resources and tools, including competitive market information and peer group compensation trends, broader survey sources, the larger executive compensation environment, governance norms and expectations and shareholder feedback.

For 2017, the Committee set target performance levels for the financial objectives used in the Interim CEO Bonus Plan and TAIA and concluded that there was an appropriate correlation between payout and performance levels (at target, threshold and maximum) in light of the business environment, risks associated with achieving our five-year strategic plan and other factors.

Evaluating Performance

For our eligible NEOs, performance determination under the TAIA and our Bonus Pool was 100% based on financial metrics.  The Committee also considers competitive market norms in making final compensation decisions.

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
Consistent with prior years, as part of the executive compensation decisions made in 2017, our former Chief Executive Officer and our President and Chief Operating Officer made recommendations to the Committee regarding the levels and elements of compensation for the named executive officers, other than themselves, as well as for other executive officers of the Company. The Committee also received a compensation analysis regarding our senior executive officers, including our NEOs, from its compensation consultant, Pay Governance LLC, an executive compensation advisory firm. After considering the analysis prepared by Pay Governance LLC and the recommendations of our former Chief Executive Officer and our President and Chief Operating Officer, the Committee determined its recommendations to the Board for the Board’s approval of the compensation for our NEOs. In determining its recommendations to the Board, the Committee relied considerably on assessments by our former Chief Executive Officer and our President and Chief Operating Officer of the performance and contribution of the other named executive officers and utilized the advice of Pay Governance LLC primarily as an effective “market check” designed to assure that compensation for the other named executive officers would be appropriate in view of other compensation packages that may be offered by the Company’s peers and other prospective employers of these executives.

Post-Employment Compensation Arrangements

Termination Payments

In the event of a change in control, we provide certain senior executive officers with benefits upon termination in various circumstances under our 2015 Senior Executive Retention Plan (the “2015 Retention Plan”) and under our 2016 Executive Retention Plan (the “2016 Retention Plan” and, collectively with the 2015 Retention Plan, the “Retention Plans”). The Retention Plans provide change in control severance benefits only upon the occurrence of a “double-trigger” (change in control and termination of employment).  Generally, the benefits under the 2015 Retention Plan provide for one year of salary and benefits continuation; the benefits under our 2016 Retention Plan provide for two years of salary upon termination following a change in control.  As of December 31, 2017, Messrs. Al Rais and Ghali were eligible to receive benefits under the 2015 Retention Plan, however Mr. Ghali has an employment agreement (described below) which provides for increased compensatory benefits to Mr. Ghali in certain situations and, accordingly, Mr. Ghali may not receive benefits under the 2015 Retention Plan if his employment agreement provides payment in such situation. As of December 31, 2017, Mr. Al Rais was eligible to receive benefits under the 2016 Retention Plan.

Under his employment agreement, Mr. Ghali is eligible to receive certain benefits if (i) his employment is terminated by the Company without cause, (ii) he terminates his employment for good reason or (iii) he terminates his employment within two years of a change in control of the Company.  Generally, these benefits provide for the payment of a lump sum of $2,270,000 (two times his 2017 salary) upon termination.

Messrs. Richter, Fanelli, and Al Rais are no longer employees of the Company, effective May 3, 2017, November 10, 2017, and April 19, 2018, respectively. We detail the compensation estimated to be paid to our NEOs under various termination circumstances as of December 31, 2017 in the section below titled “Executive Officer Compensation - Potential Payments Upon Termination or Change in Control.”

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

Risk Considerations in Our Compensation Programs

The Committee has reviewed our compensation policies and practices for the Company’s executive officers and concluded that any risks arising from these policies and programs are not reasonably likely to have a material adverse effect.  The Committee believes that the mix and design of the elements of our compensation program combined with risk-mitigating features and policies such as stock ownership guidelines and appropriate oversight and governance are appropriate and encourage executive officers and key employees to strive to achieve goals that benefit the Company and our stockholders over the long term.  Our compensation policies and procedures are applied uniformly to all eligible participants and when viewed in aggregate, our programs provide sufficient safeguards, balance and governance that does not encourage excessive risk-taking by our employees.

Part 3 - 2018 Compensation Committee Actions
2018 Committee Actions
The Committee continues the process of reviewing the Company’s compensation philosophy and evaluating the design and performance of our executive compensation programs to ensure we have a program that aligns with governance and market best practices to the fullest extent possible while ensuring it is structured to best support achievement of our business strategy and human capital needs.  As a result of this ongoing review and evaluation, the Committee has already taken the following actions at this point in 2018:

No Salary Increases - Maintained salaries for named executive officers at 2017 amounts; re-affirmed that there will be generally no or limited salary adjustments for this group in the near future.
2018 TAIA Bonus Plan - Adopted 2018 TAIA for ICEO and COO based on achieving a blend of metrics linked to current Hill priorities: (i) Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) performance; (ii) sales versus 2018 budget; and (iii) key employee retention. Adopted 2018 TAIA for ICFO based on achieving a blend of metrics linked to current Hill priorities: (i) EBITDA performance and (ii) sales versus 2018 budget. No bonus payout for a metric less than 80% of its respective target.  Limited maximum payout to 150% of target (lowered from 200% in 2016).
  The overall performance/payout range for 2018 has been set as follows:

Level	Performance on All Metrics (% of “Target Performance”)	Payout (% of Target Pay Opportunity)
Below Threshold	<80%	0%
Threshold	80%	50%
Target	100%	100%
Superior	120%	150%

Mr. Levergood is eligible to receive a bonus in 2018 based on generating new sales for the Company: for every $1,000,000 of expected consulting fee revenue generated by Mr. Levergood in the calendar year, Mr. Levergood is eligible to receive a $2,000 bonus, up to a maximum of $100,000. Mr. Levergood is also eligible to receive an additional bonus of $100,000 in the event that the Company achieves or exceeds its annual sales target.

Equity Grants - Granted long-term incentive awards in the form of a fixed cash value to each of our NEOs, other than our Interim CEO, which will convert into restricted stock based upon the closing trade price on the date the Company becomes current on its SEC periodic reporting obligations. The restricted stock awards will vest ratably on March 7, 2021, contingent on EPS performance against pre-set threshold, target and maximum EPS levels.
No Changes to Director Compensation - Made no changes to the compensation paid to our non-employee directors for their service.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management.  Based on such review and discussion, the Compensation Committee recommended to the Board, and the Board approved, the inclusion of the Compensation Discussion and Analysis in this Proxy Statement.
Compensation Committee
Steven R. Curts (Chairman)
Alan S. Fellheimer
David Sgro

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table contains information concerning the annual compensation for our NEOs during 2017, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $ (1) (2)	Non-Equity Incentive Plan Compensation $	All Other Compensation $ (3)	Total $
Paul Evans	2017	474,923	425,159	640,000	—	—	17,858	1,557,940
Interim Chief Executive
Officer (4)

Marco A. Martinez	2017	57,346	—	—	—	—	501	57,847
Senior Vice President
and Interim Chief Financial Officer (5)

David L. Richter	2017	532,827	—	—	163,000	—	108,413	804,240
Former Chief Executive	2016	1,545,000	—	—	677,500	—	146,301	2,368,801
Officer (6)	2015	1,500,000	—	—	1,010,000	680,583	119,505	3,310,088

John Fanelli III	2017	414,774	—	—	200,000	—	11,495	626,269
Former Executive Vice President	2016	465,000	—	—	96,500	—	16,969	578,469
and Chief Financial Officer (7)	2015	450,000	50,000	—	103,500	—	15,487	618,987

Raouf S. Ghali	2017	1,135,000	—	—	512,500	—	49,547	1,697,047
President and Chief	2016	1,135,000	—	—	362,500	—	51,238	1,548,738
Operating Officer	2015	1,100,000	—	—	414,000	136,117	45,935	1,696,052

Mohammed Al Rais	2017	833,756	—	—	200,000	—	74,210	1,107,966
Regional President (Middle East),	2016	689,744	—	—	144,750	—	42,238	876,732
Project Management Group (8)	2015	684,294	140,028	—	103,500	—	45,919	973,741

J. Charles Levergood	2017	510,000	100,000	—	—	—	28,050	638,050
Senior Vice President of
Business Development (Americas)

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

(2)
The Black-Scholes option valuation model is used to estimate the fair value of the options in accordance with ASC 718. For a discussion of the assumptions used, see Note 13 to the Company’s 2017 consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Hill provides its NEOs, other than its former CEO, with additional benefits, reflected in the table below for 2017, that Hill believes are reasonable, competitive and consistent with the Company’s overall executive compensation program. We had an agreement with our former CEO that required the Company to provide certain additional benefits.

(4)
Mr. Evans was appointed as Interim CEO on May 3, 2017. During the term of his service as Interim CEO, Mr. Evans will not receive any compensation as a director of the Company. The amounts listed above represent actual amounts earned by Mr. Evans during the year ended December 31, 2017 for his service as interim CEO. Mr. Evan's Stock Award represents 8 months at $80,000 per month.

(5)	Mr. Martinez was appointed as Interim CFO on November 10, 2017.

(6)
As of May 3, 2017, Mr. Richter is no longer an employee of the Company. The amounts listed above reflect the actual amounts earned by Mr. Richter during the year ended December 31, 2017 for his service as CEO and does not include any amounts paid to Mr. Richter under his Separation Agreement; please refer to the section titled “Employment Agreement with Our Former CEO” for additional details on amounts paid to Mr. Richter under his Separation Agreement.

(7)
As of November 10, 2017, Mr. Fanelli is no longer an employee of the Company. The amounts listed above reflect the actual amounts earned by Mr. Fanelli during the year ended December 31, 2017 for his service as CFO and does not include any amounts paid to Mr. Fanelli under his Separation Agreement; please refer to the section titled “Separation Agreement with Our Former CFO” for additional details on amounts paid to Mr. Fanelli under his Separation Agreement.

(8)	As of April 19, 2018, Mr. Al Rais is no longer an employee of the Company.

Name	Life Insurance $	Vehicle(s) and Parking $	Private Club $	Medical and Disability $	401 (k) Match $	Accrued Vacation $	Total Other Compensation $
Paul Evans	735	—	—	13,073	4,050	—	17,858
Marco Martinez	88	—	—	413	—	—	501
David L. Richter	525	65,665	4,920	22,111	4,050	11,142	108,413
John Fanelli III	1,074	1,390	—	4,981	4,050	—	11,495
Raouf S. Ghali	1,260	—	—	22,410	4,050	21,827	49,547
Mohammed Al Rais	—	37,105	—	37,105	—	—	74,210
J. Charles Levergood	1,250	970	—	21,780	4,050	—	28,050

Grants of Plan-Based Awards

The following table presents information about plan-based awards made to our named executive officers in 2017:

Name		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			All other stock or option awards: number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
	Grant Date	Threshold	Target	Maximum	(#) (2)	(per Sh)	(3)
Paul Evans (4)	Various	$425,159	425,159	425,159	125,045	$—	$ 640,000
David L. Richter	3/8/17	910,000	1,820,000	3,640,000	100,000	7.00	163,000
John Fanelli III	3/8/17	—	—	—	97,561	4.65	200,000
Raouf S. Ghali	3/8/17	150,000	300,000	600,000	250,000	4.65	512,500
Mohammed Al Rais	3/8/17	—	—	—	97,561	4.65	200,000
J. Charles Levergood	3/8/17	—	200,000	200,000	—	—	—
________________

(1)
The amounts listed for our Interim CEO represent the aggregate monthly bonus that Mr. Evans is eligible to receive for 2017 under the terms of his employment; the bonus will not be paid until the completion of Mr. Evans’ service as Interim CEO. For additional details, see the section titled “Change in Chief Executive Officer.” The amounts listed represent potential threshold, target and maximum bonuses available to our former CEO and our President and COO under the Annual Incentive Bonus Plan for 2017. The amounts listed for Mr. Levergood represent the potential threshold, target and maximum which may be paid to Mr. Levergood as bonuses under his employment agreement; for additional information, please see the section entitled “Employment Agreement with our Senior Vice President of Business Development (Americas).” The actual payments are reported above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

(2)
The amounts listed for our Interim CEO represents the aggregate monthly grant of stock that Mr. Evans' is eligible to receive for 2017 under the terms of his employment; the stock will not be issued until the completion of Mr. Evans' service as Interim CEO. For all individuals other than Mr. Evans, represents options issued under the 2006 Employee Stock Option Plan.  Information regarding the vesting schedules and expiration of these options is included in the “Outstanding Equity Awards at Fiscal Year-End” table and the footnotes thereto.  Options will vest on an accelerated basis upon the executive’s termination of employment under certain circumstances.  Additional information regarding the vesting acceleration provisions applicable to equity awards is included under the heading “Potential Payments upon Termination or Change in Control.”

(3)	See footnotes 1 and 2 to the Summary Compensation Table regarding calculation of these amounts.

(4)
The Board established a monthly $50,000 non-equity incentive award and a monthly grant of stock options valued at $80,000 per month for Mr. Evans; additional details on such awards can be found in the section above titled “Change in Chief Executive Officer.” These awards will be paid out or issued at the completion of Mr. Evans’ service as Interim CEO.

Mr. Martinez was appointed as Interim CFO on November 10, 2017 and did not receive any grants of Plan-Based Awards during 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table presents information with respect to outstanding equity awards held by our named executive officers as of December 31, 2017.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price		Option expiration date
David L. Richter	500,000	0	(1)	4.04	(2)	5/3/2018
	500,000	0	(2)	3.95		5/3/2018
	100,000	0	(3)	3.91		5/3/2018
	250,000	0	(4)	4.00		5/3/2018
	250,000	0	(5)	5.00		5/3/2018

John Fanelli III	10,000	0	(6)	6.31		6/29/2018
	20,000	5,000	(7)	3.67		6/29/2018
	15,000	10,000	(8)	4.95		6/29/2018
	20,000	30,000	(9)	4.03		6/29/2018
	5,000	20,000	(10)	4.31		6/29/2018
	5,000	20,000	(10)	5.17		6/29/2018
	0	97,561	(12)	4.65		6/29/2018

Raouf S. Ghali	50,000	0	(6)	6.31		6/3/2018
	80,000	20,000	(7)	3.67		1/21/2020
	60,000	40,000	(8)	4.95		3/10/2021
	80,000	120,000	(9)	4.03		1/27/2022
	50,000-	200,000	(12)	4.00		4/2/2023
	0	250,000	(12)	4.65		3/08/2024

Mohammed Al Rais	32,000	8,000	(7)	3.67		1/21/2020
	30,000	20,000	(8)	4.95		3/10/2021
	20,000	30,000	(9)	4.03		1/27/2022
	7,500	30,000	(10)	4.31		6/13/2023
	7,500	30,000	(10)	5.17		6/13/2023
	0	97,561	(12)	4.65		3/08/2024

J. Charles Levergood	5,000	20,000	(13)	4.46		10/05/2023

Neither Mr. Evans or Mr. Martinez have outstanding equity awards as of December 31, 2017.
____________________

(1)
These options were granted on January 21, 2013 and vest at the rate of 25% per year with vesting dates of January 21, 2014, 2015, 2016 and 2017. Pursuant to the terms of Mr. Richter’s Separation Agreement, the Company amended the expiration date of these options to be May 3, 2018. For further information, see the description of Mr. Richter’s Separation Agreement in the section titled “Employment Agreement with our Former CEO.”

(2)
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

(3)
These options were granted on January 2, 2014 and vest at the rate of 20% per year with vesting dates of January 2, 2015, 2016, 2017, 2018 and 2019. Pursuant to the terms of Mr. Richter’s Separation Agreement, the Company accelerated the vesting of these options to be fully vested on May 3, 2017 and amended the expiration date of these options to be May 3, 2018. For further information, see the description of Mr. Richter’s Separation Agreement in the section titled “Employment Agreement with our Former CEO.”

(4)
These options were granted on January 2, 2015 and vest at the rate of 20% per year with vesting dates of January 2, 2016, 2017, 2018, 2019 and 2020. Pursuant to the terms of Mr. Richter’s Separation Agreement, the Company accelerated the vesting of these options to be fully vested on May 3, 2017 and amended the expiration date of these options to be May 3, 2018. For further information, see the description of Mr. Richter’s Separation Agreement in the section titled “Employment Agreement with our Former CEO.”

(5)
These options were granted on April 2, 2016 and vest at the rate of 20% per year with vesting dates of April 2, 2017, 2018, 2019, 2020 and 2021. Pursuant to the terms of Mr. Richter’s Separation Agreement, the Company accelerated the vesting of these options to be fully vested on May 3, 2017 and amended the expiration date of these options to be May 3, 2018. For further information, see the description of Mr. Richter’s Separation Agreement in the section titled “Employment Agreement with our Former CEO.”

(6)	These options were granted on June 3, 2011 and vest at the rate of 20% per year with vesting dates of June 3, 2012, 2013, 2014, 2015 and 2016.

(7)	These options were granted on January 21, 2013 and vest at the rate of 20% per year with vesting dates of January 21, 2014, 2015, 2016, 2017 and 2018.

(8)	These options were granted on March 10, 2014 and vest at the rate of 20% per year with vesting dates of March 10, 2015, 2016, 2017, 2018 and 2019.

(9)	These options were granted on January 27, 2015 and vest at the rate of 20% per year with vesting dates of January 27, 2016, 2017, 2018, 2019 and 2020.

(10)	These options were granted on June 13, 2016 and vest at the rate of 20% per year with vesting dates of June 13, 2017, 2018, 2019, 2020 and 2021.

(11)	These options were granted on April 2, 2016 and vest at the rate of 20% per year with vesting dates of April 2, 2017, 2018, 2019, 2020 and 2021.

(12)	These options were granted on March 8, 2017 and vest at the rate of 20% per year with vesting dates of March 8, 2018, 2019, 2020, 2021 and 2022.
(13)    These options were granted on October 5, 2016 and vest at the rate of 20% per year with vesting dates of October 5, 2017, 2018, 2019, 2020 and 2021.

Option Exercises

No NEO exercised stock options during 2017.
Employment Agreement with Our Former CEO
Under an agreement effective December 31, 2014 with a five-year term, our former CEO, David L. Richter, received a base salary of no less than $1,000,000, to be adjusted annually, and was eligible to receive an annual bonus based upon the achievement of performance criteria that was to be established by the Board or its Compensation Committee for the applicable year. He also was eligible to receive an annual long-term incentive award, which may consist of stock options issued by the Company, shares of restricted stock of the Company, and other forms of equity-based, equity-linked or other long-term incentive compensation. The amount and other terms of long-term incentive awards made to him, if any, were determined by the Board or its Compensation Committee. The agreement established his total direct compensation opportunity, consisting of base salary and annual and long-term incentive opportunities at least at the 75th percentile of CEOs in our Selected Peer Group. The agreement further provided that he was entitled to all benefits of employment provided to other employees of the Company and provided Mr. Richter with two vehicles for his use during the employment term.
On May 2, 2017, David L. Richter notified the Company of his decision to resign from his positions as Chief Executive Officer and as a member of the Board, effective on May 3, 2017 ("Effective Date").
The Company and Mr. Richter have entered into a Separation Agreement and General Release of Claims, dated May 2, 2017 (the “Separation Agreement”). Among other matters, the Separation Agreement provides as follows:

•
Mr. Richter will receive $3,300,000 in severance which will be paid as follows: (i) $1,100,000 as of the date of the Effective Date (as defined in the Agreement) and (ii) $2,200,000 payable in equal installments over a period of two years from the Effective Date.

•
The Company will pay COBRA premiums for health care coverage substantially similar to Mr. Richter’s current coverage for a period of 18 months. The Company will also pay $20,000 on the Effective Date to be used to defray the cost of future health care coverage.

•
Mr. Richter will receive the right to continue to use one vehicle currently provided to him by the Company until September 1, 2017, with the Company remaining responsible for related costs until such date. Mr. Richter will receive title to the other vehicle currently provided to him by the Company.

•
The Company agree to accelerate the vesting of all options granted to Mr. Richter under the Company’s 2006 Employee Stock Option Plan. In addition, the Separation Agreement provides for amendments to the terms applicable to certain of Mr. Richter’s options so that all portions of Mr. Richter’s options that were vested as of the Effective Date will remain exercisable until May 3, 2018.

•	Mr. Richter will receive approximately $256,000 related to accrued vacation.

•	The Company will reimburse Mr. Richter for up to $20,000 in legal fees related to the Separation Agreement.

•
In exchange for the above benefits and a general release by the Company, Mr. Richter executed a release and waiver of claims in favor of the Company and its affiliates (such release to become effective upon expiration of the applicable revocation period). Pursuant to the Separation Agreement, Mr. Richter agrees to not compete with or the Company or solicit the Company’s customers or employees for a period of two years. The Company will be entitled to injunctive relief for any breach of an obligation under the Separation Agreement by Mr. Richter.

Following the entrance into the Separation Agreement, the Company is no longer obligated to provide any compensation or benefits to Mr. Richter under his prior employment agreement other than as set forth in the Separation Agreement.

Separation Agreement with Our Former CFO
On November 10, 2017 ("Separation Date"), the Company and Mr. Fanelli entered into a Separation Agreement which provided, among other things:

•	Mr. Fanelli agrees to provide transition services to the Company for up to 10 hours per week through February 9, 2018 (the “Separation Date”) at a rate of $233.56 per hour.

•
Mr. Fanelli will receive a lump sum, less applicable withholdings and deductions, of (i) $232,500 within 30 days from the date of the Agreement and (ii) $232,500 within 30 days following the Separation Date.  The total amount of such payments is equal to the severance amount to which Mr. Fanelli would have been entitled under the Company’s 2016 Retention Plan in the event of a termination without cause or change in control of the Company.

•	Mr. Fanelli will receive approximately $66,000 related to accrued vacation.

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

Employment Agreement with Our President and COO

Under an agreement effective August 18, 2016 with a five-year term, our President and COO, Raouf S. Ghali, is to receive a base salary the amount of which shall be reviewed annually by the Company's Compensation Committee. Mr. Ghali's current base salary is $1,135,000 per annum. In addition to base salary, Mr. Ghali will be eligible to receive an annual bonus based upon the achievement of performance criteria to be established by the Board or its Compensation Committee for the applicable year. Mr. Ghali also will be eligible to receive an annual long-term incentive award, which may consist of stock options issued by the Company, shares of restricted stock of the Company, and other forms of equity-based, equity-linked or other long-term incentive compensation. The amount and other terms of long-term incentive awards made to Mr. Ghali, if any, will be determined by the Board or its Compensation Committee. The agreement further provides that Mr. Ghali is entitled to all benefits of employment provided to other employees of the Company. Mr. Ghali may terminate the employment agreement at any time upon no less than 30 days prior written notice to the Company of such termination.

Employment Agreement with Our Senior Vice President of Business Development (Americas)

Under an agreement dated August 15, 2016 with a five-year term, our Senior Vice President of Business Development (Americas), J. Charles Levergood, is to receive a base salary of $510,000 per annum. The Company is required to provide Mr. Levergood with severance of one year of base salary if Mr. Levergood is terminated without cause during the first three years of his employment and six months of base salary if Mr. Levergood is terminated without cause thereafter. In addition to base salary, Mr. Levergood will be eligible to receive a bonus based on generating new sales for the Company: for every $1,000,000 of expected consulting fee revenue generated by Mr. Levergood in a calendar year, Mr. Levergood will receive a $2,000 bonus, up to a maximum of $100,000. Mr. Levergood will also be eligible to receive an additional bonus of $100,000 in the event that the Company achieves or exceeds its annual sales target. Payment of bonuses, if any, will be paid on March 15 of the following calendar year.

2015 Senior Executive Retention Plan
On January 27, 2015, the Board adopted the Hill International, Inc. 2015 Senior Executive Retention Plan (the “2015 Retention Plan”) which became effective immediately. The Board adopted the 2015 Retention Plan as part of its effort to minimize distractions to certain executives created by a pending or threatened change in control and to provide such executives with compensation and benefit arrangement upon a change in control which ensure that the executives’ expectations will be satisfied. The 2015 Retention Plan provides certain severance benefits during the two-year period immediately following a change in control (as defined in the 2015 Retention Plan) to certain senior officers of the Company as selected by the Board, including each of the Company’s named executive officers with the exception of those officers who have separate employment agreements or other arrangements with the Company providing for severance, in the event of (i) involuntary termination of employment by the Company other than for certain events constituting “cause” set forth in the 2015 Retention Plan, or (ii) voluntary resignation for good reason (as defined in the 2015 Retention Plan). Under the 2015 Retention Plan, following a qualifying termination, the participant will receive (i) a lump-sum payment of an amount equal to one year of the executive’s then base annual salary, payable within 30 days after the effective date of the event giving rise to the benefits under the 2015 Retention Plan, and (ii) if the executive’s employment is terminated by the Company “without cause” or by the executive for “good reason” during the two-year period immediately following a change in control, any and all stock options, stock grants or other equity-based compensation granted to such executive will immediately vest. If required by Internal Revenue Code Section 409A, payments or benefits to certain executives may be delayed by up to 6 months from the date of termination. A participant that is a party to any employment agreement or other arrangement with the Company providing for severance is not eligible to receive benefits under the Plan unless he or she waives any rights to such other severance.
As of December 31, 2017, Messrs. Al Rais and Ghali were designated as Participants under the 2015 Retention Plan. As of April 19, 2018, Mr. Al Rais was no longer an employee of the Company. In 2018, Mr. Martinez was designated as a Participant under this plan.
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
As of December 31, 2017, Mohammed Al Rais was designated as a participant under the 2016 Retention Plan; effective April 19, 2018, Mr. Al Rais is no longer an employee of the Company. No other NEO was designated as a participant under the 2016 Retention Plan.
Potential Payments Upon Termination or Change in Control
The Company has entered into agreements and maintains plans that will require the Company to provide compensation to certain individuals in the event of a termination of employment and/or a change in control of the Company.  The potential amount of compensation payable to each individual in each situation is set forth in the tables below. The amounts shown in the tables assume that termination of the individual and/or a change in control occurred on December 31, 2017 and are based on the closing price per share of Hill common stock on that date of $5.45. The actual amounts to be paid will depend on the circumstances and time of the termination or change in control. Please see "Employment Agreement with Our Former CEO" and "Employment Agreement with our President and COO" for a description of the material terms of the employment agreements we entered into with each of our former CEO and our President and COO. In addition, the Company has change in control arrangements with certain of our other NEOs.

Paul Evans

Mr. Evans became our Interim CEO on May 3, 2017. Pursuant to the terms of his employment as Interim CEO, Mr. Evans is not eligible to receive any payments upon termination or change of control, other than the payments to be issued to Mr. Evans upon completion of his service as Interim CEO. For additional details regarding the terms of Mr. Evans’ employment as Interim CEO, please see the section entitled “Change in Chief Executive Officer.”

Marco A. Martinez

Mr. Martinez became our Interim CFO on November 10, 2017. As of December 31, 2017, Mr. Martinez was not eligible to receive any payments or benefits upon a potential termination or change of control. In 2018, Mr. Martinez was named a participant in the Company’s 2015 Retention Plan and, accordingly, the Company is currently required to make a cash payment to Mr. Martinez of one times Mr. Martinez's base salary as of the effective date of a termination of Mr. Martinez’ employment following a Change in Control (as defined in the 2015 Retention Plan).

David L. Richter

As of May 3, 2017, David L. Richter is no longer an employee of the Company. The Company and Mr. Richter entered into a Separation Agreement which set forth the terms of Mr. Richter’s separation from the Company. Please see the section titled “Employment Agreement with our Former CEO” for additional details regarding the Separation Agreement.

John Fanelli III

As of November 10, 2017, John Fanelli III is no longer an employee of the Company. The Company and Mr. Fanelli entered into a Separation Agreement which set forth the terms of Mr. Fanelli’s separation from the Company. Please see the section titled “Separation Agreement with our Former CFO” for additional details regarding the Separation Agreement.

Raouf S. Ghali

Payments and Benefits	By Company Without Cause		By Executive for Good Reason		By Executive Within Two Years Following a Change in Control
Cash payment	$2,270,000	(1)	$2,270,000	(1)	$2,270,000	(1)
Vesting of stock options	716,000	(2)	0		0
_______________________

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

(2)
Mr. Ghali’s stock options immediately vest if the Company terminates him without cause. As of December 31, 2017, Mr. Ghali had unvested stock options to purchase 20,000 shares at an exercise price of $3.67 per share, 40,000 shares at $4.95 per share, 120,000 shares at $4.03 per share, 200,000 shares at $4.00 per share and 250,000 shares at $4.65 per share. This amount represents the intrinsic value of the award based on the difference between the exercise price and $5.45, the closing price of the Company’s common stock on December 31, 2017. The amount reported does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s common stock on December 31, 2017.

Mohammed Al Rais

Payments and Benefits	By Company Without Cause		By Executive for Good Reason		By Executive Within One Year Following a Change in Control		By Executive Within Two Years Following a Change in Control
Cash payment	$833,756	(1)	$833,756	(1)	$1,667,512	(2)	$833,756	(3)
Vesting of stock options	—		—		90,000	(4)	—
____________________

(1)
Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to his then base salary. As of April 19, 2018, Mr. Al Rais is no longer an employee of the Company.

(2)
Pursuant to the 2016 Retention Plan, the Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to two times his then base salary. As of April 19, 2018, Mr. Al Rais is no longer an employee of the Company.

(3)
Pursuant to the 2015 Retention Plan, the Company is required to make this cash payment to Mr. Al Rais at the effective date of such termination in an amount equal to his then base salary. As of April 19, 2018, Mr. Al Rais is no longer an employee of the Company.

(4)
Mr. Al Rais’ stock options immediately vest if he is involuntarily terminated within one year following a change in control. As of December 31, 2017, Mr. Al Rais had unvested stock options to purchase 8,000 shares at an exercise price of $3.67 per share, 20,000 shares at $4.95 per share, 30,000 shares at $4.03 per share, 30,000 shares at $4.31 per share, 30,000 shares at $5.17 per share and 97,561 shares at $4.65 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $4.45, the closing price of the Company’s common stock on December 31, 2017.  The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2017. As of April 19, 2018, Mr. Al Rais is no longer an employee of the Company.

J. Charles Levergood

Payments and Benefits	By Company Without Cause		By Executive Within One Year Following a Change in Control
Cash payment	$510,000	(1)	$0
Vesting of stock options	—		20,000	(2)
____________________

(1)	Pursuant to his employment agreement, the Company is required to make this cash payment to Mr. Levergood at the effective date of such termination in an amount equal to his then base salary.

(2)
Mr. Levergood’s stock options immediately vest if he is involuntarily terminated within one year following a change in control.  As of December 31, 2017, Mr. Levergood had unvested stock options to purchase 20,000 shares at an exercise price of $4.46 per share.  This amount represents the intrinsic value of the award base on the difference between the exercise price and $5.45, the closing price of the Company’s common stock on December 31, 2017. The amount does not include the value of accelerated options where the exercise price of such options exceeded the closing price of the Company’s stock on December 31, 2017.

PAY RATIO DISCLOSURE

Summary
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the annual total compensation of the principal executive officer. The Company’s principal executive officer is Mr. Evans (the “CEO”).
Method
To reasonably identify the median employee, the Company prepared a list of all employees (excluding the CEO) as of December 31, 2017. The list included part-time employees. As of December 31, 2017, the Company employed 2,705 persons (other than the CEO) of which 919 were located in the United States, 317 were located in Europe, 1,134 were located in the Middle East and 335 were located in other geographic areas. In certain geographic areas, such as the Middle East, compensation includes allowances (i.e., housing, travel, food, etc.) which are customary in such geographic areas.
To identify the “median employee,” the Company extracted the gross wages from the Company’s payroll records as well as any allowances paid by the Company or paid the employee for each employee. The Company annualized wages and salaries for those permanent employees that were not employed for the full year of 2017.
The Company then determined the employee on the list who had the median total compensation. The Company identified this employee as the median employee.
Following this, the Company estimated the median employee’s annual total compensation in the same manner as the “total” compensation shown for our Interim CEO in the section titled “Summary Compensation Table.” However, as our Interim CEO only served for eight months of 2017, for purposes of calculating his annual total compensation for 2017 for the pay ratio calculation, we annualize the amount listed as the total compensation for our Interim CEO in the section titled “Summary Compensation Table.”

2017 Pay Ratio

The median employee’s 2017 estimated annual total compensation was $71,400. The CEO’s 2017 annual total compensation (as annualized) was $2,299,172.  The ratio of the CEO to median employee’s 2017 estimated annual total compensation was 32:1.

DIRECTOR COMPENSATION
Other than our Interim CEO, former CEO and our current President and COO whose compensation is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director in 2017. The Board pays each non-employee director $120,000 for his or her service, of which $80,000 is payable in cash and $40,000 is payable in deferred stock units. Also, the Chairman of the Board receives an additional annual retainer of $60,000, payable as $30,000 in cash and $30,000 in the form of deferred stock units. The Chairman of the Compensation Committee and the Chairman of the Governance and Nominating Committee each continue to receive an additional annual committee chairman's fee of $5,000 payable in cash, and the Chairman of the Audit Committee continues to receive an additional annual committee chairman's fee of $10,000 payable in cash.

	Fees Earned or paid in Cash $	Stock Awards $ (1)	Total $
Craig L. Martin (2)	110,000	70,000	180,000
Camille S. Andrews	85,000	40,000	125,000
Brian W. Clymer	90,000	40,000	130,000
Steven R. Curts	85,000	40,000	125,000
Paul J. Evans (3)	26,667	—	26,667
Alan S. Fellheimer	80,000	40,000	120,000
Charles M. Gillman	80,000	40,000	120,000
David Sgro	80,000	40,000	120,000
__________________________

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

(2)	Mr. Martin was appointed as Executive Chairman of the Board on May 3, 2017.

(3)
Mr. Evans was appointed as our Interim CEO on May 3, 2017. See the section entitled “Compensation Discussion & Analysis-Change in Chief Executive Officer” for further details regarding Mr. Evans’ compensation as an officer of the Company. The amounts shown in the table reflect the amounts earned by Mr. Evans prior to becoming our Interim CEO.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (in dollars)

The following table shows information regarding the beneficial ownership of our common stock as of July 17, 2018, unless otherwise stated in a footnote to the table below, by each person or entity known by us to beneficially own more than five percent of our common stock, by our directors, by our named executive officers and by all our directors and executive officers as a group. For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee stock options granted by the Company) within 60 days. Unless otherwise indicated, the address of each of the beneficial owners is c/o Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, PA 19103. As of July 17, 2018, there were 55,135,158 shares of our common stock outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares		Percent
Engine Capital Management	5,179,891	(1)	9.4%
1370 Broadway, 5 Floor, New York, NY 10016

Irvin E. Richter	5,017,013	(2)	8.9%
54 Fries Lane, Cherry Hill, NJ 08003

David L. Richter	4,073,467	(3)	7.4%
274 Carter Road, Princeton, NJ 08540

Bulldog Investors, LLC, Full Value Partners, L.P., Andrew Dakos, Phillip Goldstein and Steven Samuels	3,949,438	(4)	7.2%
Park 80 West - Plaza Two, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663

Ancora Advisors, LLC	2,822,449	(5)	5.1%
6060 Parkland Boulevard, Suite 200, Cleveland, OH 44124

Crescendo Partners II, L.P., Series M2, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Crescendo Advisors II LLC and Eric Rosenfeld	2,797,052	(6)	5.1%
777 Third Avenue, 37th Floor, New York, NY 10017

Named Executive Officers and Directors:
Raouf S. Ghali	650,760	(7)	*
Brian W. Clymer	151,372	(8)	*
Alan S. Fellheimer	115,080	(9)	*
Camile S. Andrews	105,481	(10)	*
Mohammed Al Rais	174,344	(11)	*
Steven R. Curts	39,525	(12)	*
Craig L. Martin	51,790	(13)	*
Paul J. Evans	146,958	(14)	*
Charles M. Gillman	21,916	(15)	*
David Sgro	153,110	(16)	*

All directors and executive officers as a group (11 persons)	1,610,336		3.0%

(1) The beneficial ownership information is based solely upon the Schedule 13D/A filed with the SEC on May 19, 2018.
(2) The beneficial ownership information is based upon the schedule 13D/A filed with the SEC on November 30, 2017.
(3) The beneficial ownership information is based upon the schedule 13D/A filed with the SEC on July 10, 2018 which includes 3,002,840 shares held by Richter Capital LLC.
(4) The beneficial ownership information is based solely upon the Schedule 13D/A filed with the SEC on May 19, 2017, by Bulldog Investors, LLC, Full Value Partners, L.P., Andrew Dakos, Phillip Goldstein, Steven Samuels, Crescendo Partners II, L.P., Series M2, Crescendo Investments II, LLC, Crescendo Partners III, L.P., Crescendo Investments III, LLC, Crescendo Advisors II, LLC, Jamarant Capital, L.P., Jamarant Investors, LLC, Jamarant Advisors, LLC, Eric Rosenfeld, Gregory R. Monahan, David Sgro, Paul J. Evans and Charles Gillman.
(5) The beneficial ownership information is based solely upon the Schedule 12D/A filed with the SEC on April 16, 2018.
(6) The beneficial ownership information is based solely on a Schedule 13D/A filed with the SEC on September 20, 2016.

(7) Includes 450,002 shares issuable upon the exercise of options held by Mr. Ghali, 7,656 shares of common stock held in the Company’s 401(k) Plan and 1,847 shares of common stock held in the Company’s employee stock purchase plan.
(8) Includes 25,432 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Clymer.
(9) Includes 25,432 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Fellheimer.
(10) Includes 25,432 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Ms. Andrews.
(11) Includes 159,512 shares issuable upon the exercise of options held by Mr. Al Rais.
(12) Includes 13,274 shares issuable upon the exercise of options and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Curts.
(13) Includes 10,101 shares issuable upon the exercise of options and 19,178 shares issuable upon the settlement of deferred stock units held by Mr. Martin.
(14) Includes 125,042 shares issuable upon termination as CEO and 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Evans.
(15) Includes 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Gillman.
(16) Includes 10,958 shares issuable upon the settlement of deferred stock units held by Mr. Sgro.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 for common shares of the Company that may be issued under our 2008 Employee Stock Purchase Plan and our 2017 Equity Compensation Plan. See Note 13 to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	7,061,820	$4.13	5,135,943 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	7,061,820	$4.13	5,135,943

(1)
As of December 31, 2017, the Company had 1,274,259 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 5,135,943 shares remaining available for future issuance under our 2017 Equity Compensation Plan.

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

For the year ended December 31, 2017, there were no transactions, or series of similar transactions, to which the Company was or is to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” and “Director Compensation.”

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

See the section entitled "Director Independence" in Item 10 of this Form 10-K which is incorporated by reference.

Item 14.  Principal Accounting Fees and Services.

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

On March 28, 2018, the Company dismissed KPMG as its independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”). Also on March 28, 2018, the Audit Committee entered into an agreement with EisnerAmper LLP (“EisnerAmper”) to serve as the Company’s independent registered public accounting firm. Such dismissal and appointment reflects the Audit Committee’s belief that EisnerAmper, who served as the Company’s independent public accounting firm during the restatement, will be able to complete the restatement as well as the audit of the Company’s 2017 financial statements as expeditiously as possible. The Company consulted with EisnerAmper regarding the application of accounting principles in conjunction with the original audit and the restatement; however, the Company did not consult with EisnerAmper regarding any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K other than those related to the restatement.

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

The table below reflects the fees (in thousands) and expenses for services rendered by both KPMG for their services rendered for the fiscal year ended December 31, 2017 and EisnerAmper for the two fiscal years ended December 31, 2017 and 2016. The Audit Committee pre-approved all of these services.

	EisnerAmper	KPMG		EisnerAmper	KPMG
Type of Fees	2017	2017	Total	2016	2016	Total
Audit Fees (1)	$3,923	$901	$4,824	$1,106	$—	$1,106
Audit - Related Fees (2)	—	—	—	121	—	121
Tax Fees (3)	—	—	—	89	—	89
All Other Fees and Expense Reimbursements	—	25	25	—	—	—
Total Fees	$3,923	$926	$4,849	$1,316	$—	$1,316

(1) Audit fees consist of fees billed and an estimate of fees to be billed for services for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2017, audit fees also included amounts billed for services for the audit of the amended 10-K's for the years ended December 31, 2014, 2015 and 2016 and amended 10-Q's for the periods ended March 31, 2017 and other services related to SEC matters.

(2) Audit-related fees consist of assurance and related services rendered by EisnerAmper and KPMG that are reasonably related to the performance of the audit or the review of our financial statements that are not included as audit fees. These services include consultation on accounting matters in foreign jurisdictions, due diligence related to mergers and acquisitions, consultation on financial accounting and reporting.

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

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2017, and 2016, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Table of Contents

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015.

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

10.14
Stock Purchase Agreement, dated as of December 20, 2016, by and among Hill International, Inc., Hill International N.V., Liberty Mergeco, Inc. and Liberty Bidco UK Limited. (Included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2016 and incorporated herein by reference as amended by that Amendment of SPA included as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on May 4, 2017 and incorporated by reference.)

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

10.19	Separation Agreement and General Release of Claims (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 4, 2017 and incorporated herein by reference.)

10.20*	Hill International, Inc. 2017 Equity Compensation Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2017 and incorporated herein by reference.)

10.21*	Hill International Inc. Key Employee Retention Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2017 and incorporated herein by reference.)

10.22	Second Amendment to Credit Agreement (Included as Exhibits 10.1 and Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on May 11, 2017 and incorporated herein by reference.)

10.23	Increased Commitment Agreement (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference.)

21	Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Paul Evans
Paul Evans
Interim Chief Executive Officer
Date:	August 31, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ Craig L. Martin	By:	/s/ Paul Evans
	Craig L. Martin		Paul Evans
	Chairman and Director		Interim Chief Executive Officer and Director (Principal Executive Officer)
Date:	August 31, 2018	Date:	August 31, 2018

By:	/s/ Raouf S. Ghali	By:	/s/ Brian W. Clymer
	Raouf S. Ghali		Brian W. Clymer
	President, Chief Operating Officer and Director		Director
Date:	August 31, 2018	Date:	August 31, 2018

By:	/s/ Marco A. Martinez	By:	/s/ Alan S. Fellheimer
	Marco A. Martinez		Alan S. Fellheimer
	Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director
Date:	August 31, 2018	Date:	August 31, 2018

By:	/s/ Camille S. Andrews	By:	/s/ David D. Sgro
	Camille S. Andrews		David Sgro
	Director		Director
Date:	August 31, 2018	Date:	August 31, 2018

By:	/s/ Steven R. Curts
Steven R. Curts
Director
Date:	August 31, 2018

By:	/s/ Charles M. Gillman
Charles M. Gillman
Director
Date:	August 31, 2018

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables — in thousands)

(in thousands)	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Other - Allowance Acquired in Business Combinations	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year

Fiscal year ended December 31, 2017	$71,082	$6,913	$—	$(5,145)	$72,850

Fiscal year ended December 31, 2016	$60,535	$14,454	$—	$(3,907)	$71,082

Fiscal year ended December 31, 2015	$66,119	$6,262	$120	$(11,966)	$60,535