Form 10-Q
period 2018-03-31
Hill International, Inc.
filed 2018-09-28
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

There were 55,294,670 shares of the Registrant’s Common Stock outstanding at September 17, 2018.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it is the Company's intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning the Company's plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

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

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10K;

•	Unfavorable global economic conditions may adversely impact its business;

•	Backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	The Company's expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties;

•	Difficulties that the Company may incur in implementing its acquisition strategy; and

•	The ability to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•	Unexpected delays in collections from clients;

•	Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

•
Risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and

•
Risks of contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the governments and reimbursement obligations to the government for funds previously received.

The Company does not intend, and undertakes no obligation to, update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$17,820	$21,353
Cash - restricted	4,535	4,407
Accounts receivable, less allowance for doubtful accounts of $73,412 and $72,850	140,408	147,611
Current portion of retainage receivable	10,489	9,249
Accounts receivable - affiliates	6,637	4,599
Prepaid expenses and other current assets	8,612	9,053
Income tax receivable	2,343	2,139
Total current assets	190,844	198,411
Property and equipment, net	12,067	12,004
Cash - restricted, net of current portion	1,160	1,160
Retainage receivable	12,845	13,095
Acquired intangibles, net	3,525	3,908
Goodwill	53,030	52,658
Investments	4,300	3,639
Deferred income tax assets	4,065	4,052
Other assets	3,651	4,368
Total assets	$285,487	$293,295
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$2,782	$3,241
Accounts payable and accrued expenses	78,642	83,221
Income taxes payable	16,590	16,494
Current portion of deferred revenue	8,651	13,945
Other current liabilities	8,494	8,973
Total current liabilities	115,159	125,874
Notes payable and long-term debt, net of current maturities	37,413	34,541
Retainage payable	709	599
Deferred income taxes	942	933
Deferred revenue	11,887	7,212
Other liabilities	14,416	13,466
Total liabilities	180,526	182,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 59,938 shares and 59,389 shares issued at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	200,157	197,104
Accumulated deficit	(62,132)	(53,983)
Accumulated other comprehensive loss	(3,590)	(4,011)
Less treasury stock of 6,964 and 6,977 shares at March 31, 2018 and December 31, 2017, respectively	(29,986)	(30,041)
Hill International, Inc. share of equity	104,455	109,075
Noncontrolling interests	506	1,595
Total equity	104,961	110,670
Total liabilities and stockholders’ equity	$285,487	$293,295

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$113,897	$116,120
Direct expenses	79,212	78,509
Gross profit	34,685	37,611
Selling, general and administrative expenses	32,787	33,463
Share of profit (loss) of equity method affiliates	800	(34)
Loss on performance bond	7,938	—
Operating profit (loss)	(5,240)	4,114
Interest and related financing fees, net	1,334	749
Earnings (loss) from continuing operations before income taxes	(6,574)	3,365
Income tax expense	1,095	1,349
Earnings (loss) from continuing operations	(7,669)	2,016
Discontinued operations:
Total loss from discontinued operations	(482)	(4,251)

Net loss	(8,151)	(2,235)
Less: net earnings (loss) - noncontrolling interests	(2)	119
Net loss attributable to Hill International, Inc.	$(8,149)	$(2,354)

Basic earnings (loss) per common share from continuing operations	$(0.14)	$0.04
Basic loss per common share from discontinued operations	(0.01)	(0.09)
Basic loss per common share - Hill International, Inc.	$(0.15)	$(0.05)
Basic weighted average common shares outstanding	52,992	51,860

Diluted earnings (loss) per common share from continuing operations	$(0.14)	$0.04
Diluted loss per common share from discontinued operations	(0.01)	(0.09)
Diluted loss per common share - Hill International, Inc.	$(0.15)	$(0.05)
Diluted weighted average common shares outstanding	52,992	51,860

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(8,151)	$(2,235)
Foreign currency translation adjustment, net of tax	421	(1,558)
Comprehensive loss	(7,730)	(3,793)
Less: Comprehensive earnings (loss) attributable to non-controlling interests	(2)	119
Comprehensive loss attributable to Hill International, Inc.	$(7,728)	$(3,912)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,151)	$(2,235)
Loss from discontinued operations	482	4,251
Earnings (loss) from continuing operations	(7,669)	2,016
Adjustments to reconcile net earnings to net cash provided by (used in):
Depreciation and amortization	1,291	1,595
Provision for bad debts	24	(526)
Amortization of deferred loan fees	6	444
Deferred tax provision (benefit)	(31)	452
Stock based compensation	451	461
Unrealized foreign exchange gains (losses) on intercompany balances	1,446	(1,831)
Changes in operating assets and liabilities:
Accounts receivable	7,469	(2,617)
Accounts receivable - affiliate	(2,035)	(1,615)
Prepaid expenses and other current assets	890	(287)
Income taxes receivable	(162)	1,366
Retainage receivable	(725)	(310)
Other assets	(533)	(2,037)
Accounts payable and accrued expenses	(4,836)	2,150
Income taxes payable	99	(328)
Deferred revenue	(641)	(10,010)
Other current liabilities	(1,278)	156
Retainage payable	108	39
Other liabilities	582	185
Net cash used in continuing operations	(5,544)	(10,697)
Net cash used in discontinued operations	(482)	(6,146)
Net cash used in operating activities	(6,026)	(16,843)
Cash flows from investing activities:
Purchases of business	(122)	(123)
Payments for purchase of property and equipment	(986)	(372)
Net cash used in investing activities	(1,108)	(495)
Cash flows from financing activities:
Payments on term loans	(89)	(314)
Net borrowings on revolving loans	2,069	10,990
Proceeds from stock issued under employee stock purchase plan	—	49
Proceeds from exercise of stock options	2,350	—
Net cash provided by financing activities	4,330	10,725
Effect of exchange rate changes on cash	(601)	635
Net decrease in cash, cash equivalents and restricted cash	(3,405)	(5,978)
Cash, cash equivalents and restricted cash — beginning of period	26,920	30,262
Cash, cash equivalents and restricted cash — end of period	$23,515	$24,284

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

Note 2 - Liquidity

At March 31, 2018 our principal sources of liquidity consisted of $17,820 of cash and cash equivalents, $8,750 of available borrowing capacity under the Domestic Revolving Credit Facility, $2,475 of available borrowing capacity under the International Revolving Credit Facility and $2,011 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

The Company was not in compliance with the requirements of its Revolving Credit Facilities, which required the filing of its Form 10-Q for the second quarter of 2018 by August 14, 2018. The Company obtained a waiver of non-compliance of the related covenants in its Revolving Credit Facilities which now requires the Company to file its Form 10-Q for the first and second quarters of 2018 by September 30, 2018. If the Company does not file such report in accordance with this deadline, it will again be in noncompliance with the requirements of the Revolving Credit Facilities. The Company believes it will be in compliance with the requirements of its Revolving Credit Facilities upon the filing of its Form 10Q for the second quarter of 2018 by October 30, 2018.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the SEC pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

A reclassification was made in the presentation of the consolidated balance sheet as of December 31, 2017. The Company adjusted the classification of current portion of retainage receivable from accounts receivable, less allowance for doubtful accounts to a new line item on the balance sheet, "current portion of retainage receivable." Current portion of retainage receivable is reported separately as a result of the Company's adoption of accounting standards update 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, $9,249 was reclassified from accounts receivable, less allowance for doubtful accounts to current portion of retainage receivable to conform with current period reporting.

Additionally, a reclassification was made in the presentation of the consolidated statement of cash flows for the three months ended March 31, 2017. As a result of the adoption of ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows, the Company included restricted cash in the opening and closing "cash, cash equivalents and restricted cash" balance in this filing on the consolidated statement of cash flows for the three months ended March 31, 2017.

Construction Claims Group Sale

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. The Construction Claims Group sale closed on May 5, 2017 with an effective date of April 30, 2017. For a detailed description of the transaction, see "Note 2 Discontinued Operations" in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on August 31, 2018.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. The Company is currently in the process of filing an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations.

Summary of Significant Accounting Policies

(a)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at period-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in selling, general and administrative expenses in the consolidated statement of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

(b)                                 Concentrations of Credit Risk

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

No single client accounted for 10% or more to revenue for the three months ended March 31, 2018 or 2017.

(c)                                 Allowance for Doubtful Accounts

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

(d)                                    Retainage Receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in certain contracts and will be due upon completion of specific tasks or the completion of the contract. The current portion of retainage receivable is included in current portion of retainage receivable and the long-term portion of retainage receivable is included in retainage receivable in the consolidated balance sheets.

(e)                                 Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance in a period, it must include an expense within the tax provision in the consolidated statements of earnings. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized in future years. If the Company determines in the future that it is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position, that the deferred tax assets subject to the valuation allowance will be realized, then the previously provided valuation allowance will be adjusted.

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is more likely than not that the benefit will be ultimately realized. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

(f)                                 Revenue Recognition

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

If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time and the effects may be material.

The Company evaluates contractual arrangements to determine how to recognize revenue. See footnote 4 Revenue from contracts with customers for more detail.

(g)                                    Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options or the assumed vesting of stock awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 5,339 shares and 6,754 shares for the three months ended March 31, 2018 and 2017, respectively. All such options were excluded from the calculation of diluted earnings per share because they were antidilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended March 31,
	2018	2017
(Loss) earnings from continuing operations	$(7,669)	$2,016
Less: net (loss) earnings - noncontrolling interest	(2)	119
Net (loss) earnings from continuing operations attributable to Hill	$(7,667)	$1,897

In 2017 the Company's Board of Directors ("Board") approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service, to be delivered to him on the last day of his service as ICEO. There is no circumstance in which these shares will not ultimately be issued, therefore, the shares to be issued under this grant are included in the calculation of basic weighted average shares outstanding. Basic shares outstanding included 42 shares related to this grant in the three months ended March 31, 2018. See Note 11 - Share-Based Compensation for further details of this grant.

(I)                                    New Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs and, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or adoption will have minimal impact on its consolidated financial statements.

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 4 to the consolidated financial statements in Item 8 of Form 10K for the year ended December 31, 2017 filed with the SEC on August 31, 2018. See update below.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) or Accounting Standards Codification 606 (“ASC 606”). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. However, none of the amendments change the core principle of the guidance in ASU 2014-09. The Company adopted this standard effective January 1, 2018. See Note 4 - Revenue from Contracts with Customers for further information regarding implementation and disclosures.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments - Overall (Topic 825-10), which requires all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. In addition, the amendments in this pronouncement eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  This ASU was effective for the Company commencing January 1, 2018. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU’s amendments add or clarify guidance on eight cash flow issues:  debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, insurance claim proceeds, life insurance proceeds, distributions from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Under the new standard, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs.  Under previous U.S. GAAP, entities are prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset is sold to a third party.  Examples of assets that would be affected by the new guidance are intellectual property and property, plant, and equipment.  The Company’s adoption of this ASU on January 1, 2018 did not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents. The Company defines restricted cash as collateral for letters of credit, bonds or guarantees on projects (for further details see Note 4 of the Company's 2017 form 10-K). The Company adopted this ASU on January 1, 2018 which resulted in restricted cash being included in the opening and closing balance of cash and cash equivalents on the cash flow statements.

In January 2017, the FASB issued ASU 2017-1, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the amendments of this ASU on January, 1 2018 and will apply its provisions prospectively to future business combinations.

In May 2017, the FASB issued ASU 2017-9, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions The Company adopted this ASU on January 1, 2018 and will prospectively apply its provisions to any future award modifications.

In February 2018, the FASB issued ASU No. 2018-3, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-1, Financial Instruments-Overall (Subtopic 825-10) related to: Equity Securities without a Readily Determinable Fair Value- Discontinuation, Equity Securities without a Readily Determinable Fair Value- Adjustments, Forward Contracts and Purchased Options, Presentation Requirements for Certain Fair Value Option Liabilities, Fair Value Option Liabilities Denominated in a Foreign Currency and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The Company adopted this ASU on January 1, 2018 and it did not have a significant impact on its financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which will require the Company the recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration.  The ASU will be effective for the Company commencing January 1, 2019.  The adoption of this ASU will impact the Company’s financial statements in that all existing leases will be recorded as right-of-use assets and liabilities and the timing and classification of associated lease expenses will change. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU will be effective for the Company commencing January 1, 2020 with early adoption permitted commencing January 1, 2019.  The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures but the Company does not believe this ASU will have a significant impact on its financial statements.

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350), which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our equity incentive plans limit share-based awards to employees and directors of the Company and we do not expect this update to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and but does not expect this update to have a material impact on the Company's consolidated financial statements.

Note 4 - Revenue from Contracts with Customers

The Company adopted ASU 2014-09 on January 1, 2018. Under ASC 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

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

If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. Such revisions could occur at any time and the effects may be material. These loss projects are re-assessed for each subsequent reporting period until the project is complete.

The Company evaluates contractual arrangements to determine how to recognize revenue. Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials arrangements, there are three different contract types, however all the types of contracts have the same economic factors based upon the time and materials. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed. When the Company is reaching the cap value, the contract is renegotiated or the Company may cease work when the maximum contract value is reached. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed-price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. Additionally, as noted under time and materials contracts, there may be instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer.

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders are sometimes documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client.

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

U.S. Federal Acquisition Regulations

The Company has contracts with the U.S. government that contain provisions requiring compliance with the U.S. Federal Acquisition Regulations (“FAR”). These regulations are generally applicable to all of its federal government contracts and are partially or fully incorporated in many local and state agency contracts. They limit the recovery of certain specified indirect costs on contracts subject to the FAR. Cost-plus contracts covered by the FAR provide for upward or downward adjustments if actual recoverable costs differ from the estimate billed under forward pricing arrangements. Most of the Company's federal government contracts are subject to termination at the convenience of the federal government. Contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of such termination.

Federal government contracts that are subject to the FAR and that are required by state and local governmental agencies to be audited are performed, for the most part, by the Defense Contract Audit Agency (“DCAA”). The DCAA audits the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a customer.

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 14 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of customer, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of customer does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract while the geography will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the three months ended March 31, 2018 are as follows:

	Three months ended March 31, 2018
	Fixed Price	T&M	Total	Percent of Revenue
United States	$3,056	$48,516	$51,572	45.2%
Latin America	1,821	991	2,812	2.5%
Europe	4,803	5,654	10,457	9.2%
Middle East	17,804	22,494	40,298	35.4%
Africa	38	6,665	6,703	5.9%
Asia/Pacific	581	1,474	2,055	1.8%
Total	$28,103	$85,794	$113,897	100.0%

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company exercises judgment in determining if the contractual criteria are met to determine if a contract with a customer exists, specifically in the earlier stages of a project when a formally executed contract may not yet exist. Additionally, the Company considers the contracts with customers to be long-term contracts, however there are often termination provisions that allow the customer to terminate the contract at will. The Company typically has one performance obligation of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. Performance obligations are delivered over time as the customer receives the service. It is either determined on a T&M right to invoice method or a cost input method for fixed price contracts. There are no significant payment terms in the contract with customers.

The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the customer. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment.

The Company recognizes revenue over time by using the date the Company has the right to invoice the client as the triggering event for recognizing revenue for time and materials contracts in which the Company has a right to payment for performance completed to date throughout the contract until contract completion or cancellation.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers and amounts for work performed which have not been billed to date. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from performance under long-term contracts when the revenue recognized exceeds the amount billed to the customer, and where the right to payment is not solely subject to the passage of time. Retainage receivable and current portion of retainage receivable are included in contract assets. The current portion of retainage receivable is a contract asset, which prior to the adoption of ASC 606, had been classified within accounts receivable. For periods beginning after December 31, 2017, amounts representing contract assets, which were previously included in “Accounts receivable” within the Consolidated Balance Sheets, have been reclassified as “Current portion of retainage receivable.”

The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized as deferred revenue. The Company may also receive up-front payments related to mobilization costs, which, in most cases, are recognized ratably over the contract term. These contract liabilities are included within the Consolidated Balance Sheets as deferred revenue and current portion of deferred revenue.

The Company classifies advance payments as retainage receivable or current portion of retainage receivable and billings in excess of revenue recognized as deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payments. The amount of revenue that was recognized during the three months ended March 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $5,615.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with customers for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The remaining performance obligations also include transaction prices of contracts with maximum contract values for which the Company is able to reasonably estimate the transaction price. As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was approximately $137,978. During the following 12 months, 58.2% of the remaining performance obligations are expected to be recognized as revenue and the balance recognized between 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	March 31, 2018	December 31, 2017

Billed	$177,912	$186,411
Unbilled*	35,908	34,050
	213,820	220,461
Allowance for doubtful accounts	(73,412)	(72,850)
Accounts receivable, less allowance for doubtful accounts	$140,408	$147,611

* Unbilled receivables primarily represent revenue earned on contracts, which the Company is contractually precluded from billing until predetermined future dates.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$11,763	$8,595	$16,397	$12,862
Acquired contract rights	1,007	1,007	1,007	1,007
Trade names	890	533	877	504
Total	$13,660	$10,135	$18,281	$14,373

Intangible assets, net	$3,525		$3,908

Amortization expense related to intangible assets was as follows:

Three Months Ended March 31,
2018	2017
$343	$559

The following table presents the estimated amortization expense for the next five years :

Estimated Amortization Expense

Year ending December 31,
2018 (remaining 9 months)	$726
2019	990
2020	728
2021	338
2022	265

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2018:

Balance, December 31, 2017	$52,658
Translation adjustments	372
Balance, March 31, 2018	$53,030

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2018	December 31, 2017

Accounts payable	$26,916	$32,345
Accrued payroll and related expenses	31,385	29,569
Accrued subcontractor fees	12,967	10,814
Accrued profit improvement plan items	3,890	3,425
Accrued agency fees	980	1,671
Accrued legal and professional fees	1,544	2,983
Other accrued expenses	960	2,414
	$78,642	$83,221

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's credit facilities including notes payable and long-term debt:

			Interest Rate (1)		Balance Outstanding
Loan	Maturity	Interest Rate Type	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.10%	7.32%	$29,775	$29,850
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.69%	5.25%	6,400	3,300
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	N/A	4.10%	—	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (2)	06/30/2018	Variable	5.50%	5.50%	1,841	2,316
Engineering SA Services Technicos - Consortium of Brazilian Credit Facilities (3)	06/26/2018	Fixed	4.76%	4.76%	—	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA - Bankia, S.A. and Bankinter, S.A (4)	12/31/2021	Fixed	2.17%	2.17%	2,126	2,202
Hill International Spain SA - IberCaja Banco, S.A. (4)	12/31/2019	Variable	3.44%	3.37%	367	407
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.75%	2.75%	585	599
Total notes payable and long-term debt, gross					$41,094	$38,674
Less: unamortized discount and deferred financing costs related to Societe Generale 2017 Term Loan Facility					(899)	(892)
Notes payable and long-term debt					$40,195	$37,782
Current portion of notes payable					2,956	3,406
Current portion of unamortized debt discount and deferred financing costs					(174)	(165)
Current maturities of notes payable and long-term debt					2,782	3,241
Notes payable and long-term debt, net of current maturities					37,413	34,541
(1)    Interest rates for variable interest rate debt are reflected on a weighted average basis through March 31, 2018 since inception.
(2)     Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date as the loan is subject to periodic review by the bank. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of March 31, 2018 and December 31, 2017.
(3)    The unsecured Engineering SA Services revolving credit facility are subject to automatic renewal every three months.
(4)     Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of March 31, 2018 and December 31, 2017.

Secured Credit Facilities

On May 5, 2017 the Company entered into a credit agreement with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) consisting of (1) a $30,000 term loan (the "2017 Term Loan Facility"); (2) a $25,000 U.S. dollar-denominated revolving credit facility (the “Domestic Revolving Credit Facility”, together with the 2017 Term Loan Facility, the “U.S. Credit Facilities”); and (3) a credit agreement with the Agent (the “International Lender”) providing a €9,156 ($10,000 at closing) revolving credit facility (the “International Revolving Credit Facility” and together with the Domestic Revolving Credit Facility, the “Revolving Credit Facilities” and, together with the U.S. Credit Facilities, the “Secured Credit Facilities”) which is available to Hill International N.V. The Domestic Revolving Credit Facility and the International Revolving Credit Facility include sub-limits for letters of credit amounting to $20,000 and €8,000 ($9,130 at closing), respectively.

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant calculation for the March 31, 2018 test date.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

The Company was not in compliance with the requirements of its Revolving Credit Facilities, which required the filing of its Form 10-Q for the second quarter of 2018 by August 14, 2018. The Company obtained a waiver of non-compliance of the related covenants in its Revolving Credit Facilities which now requires the Company to file its Form 10-Q for the first and second quarters of 2018 by September 30, 2018. If the Company does not file such report in accordance with this deadline, it will again be in noncompliance with the requirements of the Revolving Credit Facilities. The Company believes it will be in compliance with the requirements of its Revolving Credit Facilities upon the filing of its Form 10Q for the second quarter of 2018 by October 30, 2018.

2017 Term Loan Facility

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

Revolving Credit Facilities

The Domestic Revolving Credit Facility and the International Revolving Credit Facility provide for letter of credit sub-limits in amounts of $20,000 and €8,000 ($9,860 at March 31, 2018), respectively. The maximum Consolidated Net Leverage Ratio is 3.00 to 1.00 under the Revolving Credit Facilities for all test dates.

The Revolving Credit Facilities require payment of interest only during the term and may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time through the maturity date.

The unamortized debt issuance costs of $2,300 and $2,400 are included in other assets in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum. On June 21, 2017, borrowings under the International Revolving Credit Facility were paid in full and there have not been any subsequent borrowings through March 31, 2018.

Commitment fees are calculated at 0.50% annually on the average daily unused portion of the Domestic Revolving Credit Facility, and are calculated at 0.75% annually on the average daily unused portion of the International Revolving Credit Facility.

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

At March 31, 2018 the Company had $9,850 of outstanding letters of credit and $8,750 of available borrowing capacity under the Domestic Revolving Credit Facility. At March 31, 2018, the Company had $4,428 of outstanding letters of credit and $2,475 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility was reduced due to the borrowing base calculated for the three months ended December 31, 2017 from €9,156 ($11,284 as of March 31, 2018) to €5,601 ($6,903).

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Three Months Ended March 31,
	2018	2017
Interest and related financing fees paid	$1,189	$3,500
Income taxes paid	$1,148	$1,194

Note 11 — Share-Based Compensation

At March 31, 2018, the Company had approximately 5,339 options outstanding with a weighted average exercise price of $4.49.  The Company did not grant any stock options during the three months ended March 31, 2018. During the three months ended March 31, 2018, options for approximately 30 shares with a weighted average exercise price of $5.06 lapsed and options for approximately 143 shares with a weighted average exercise price of $4.59 were forfeited.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $408 and $461 for the three months ended March 31, 2018 and 2017, respectively.

On May 10, 2017 the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service. At the end of each month during such period, the ICEO is entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. The aggregate number of shares earned will be delivered to the ICEO on his last day of service as ICEO. During the three months ended March 31, 2018, the ICEO accumulated 42 shares. The value of the shares accumulated is remeasured each reporting period. The change in value from the previous reporting period is recorded as an adjustment to compensation expense. The Company recorded compensation expense of $273 for the three months ended March 31, 2018 related to these monthly grants, which is included in the share-based compensation expense total reflected above. The ICEO has accumulated a total of 168 shares under this program. The ultimate value of these grants cannot be determined until the shares are delivered, therefore, the accumulated value of these shares is recorded in accrued expenses and will be reclassified to equity when the shares are ultimately delivered on the ICEO's last day of service.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the three months ended March 31, 2018:

	Total	Hill International, Inc. Stockholders	Noncontrolling Interest

Stockholders’ equity, December 31, 2017	$110,670	$109,075	$1,595
Net loss	(8,151)	(8,149)	(2)
Other comprehensive earnings	(43)	421	(464)
Comprehensive loss	(8,194)	(7,728)	(466)
Additional paid in capital	135	135	—
Exercise of stock options	2,350	2,350	—
Reversal of accrual for portion of ESA Put	745	745	—
Acquisition of Additional interest in ESA	(745)	(122)	(623)
Stockholders’ equity, March 31, 2018	$104,961	$104,455	$506

Note 13 — Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were (16.7)% and 40.1%, respectively. The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The Company’s effective tax for the three months ended March 31, 2018 is lower than the comparable period of 2017, primarily due to U.S. losses as well as the mix of pretax earnings in jurisdictions included in the estimated annual effective tax rate.

The 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018. The 2017 Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and introduces a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) beginning in 2018.

The Company is applying the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the 2017 Tax Act. The guidance provides for a measurement period up to one year in which provisional amounts may be adjusted as an income tax expense or benefit in the period the adjustment is determined.

As of March 31, 2018, the Company has not completed its accounting for the tax effects of the 2017 Tax Act and the provisional amounts recorded at December 31, 2017 were not adjusted during the quarter ended March 31, 2018. The Company will continue to analyze the impact of the 2017 Tax Act during the accounting measurement period. The Company’s actual results may materially differ from the Company’s current estimates due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies to interpret the 2017 Tax Act.

The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has not yet determined its tax accounting policy and the Company has included in current income tax expense an immaterial amount related to its estimate of 2018 current year GILTI.

The components of (loss) earnings before income taxes and the related income tax expense by the United States and foreign jurisdictions were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017

	U.S.	Foreign	Total	U.S.	Foreign	Total
(Loss) earnings before income taxes	(3,324)	$(3,250)	$(6,574)	$(5,475)	$8,840	$3,365
Income tax expense, net	12	$1,083	$1,095	$—	$1,349	$1,349

The reserve for uncertain tax positions amounted to $2,842 and $2,676 at March 31, 2018 and December 31, 2017, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense which amounted to $15 and $22 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 14 —Segment and Related Information

The Company operates as one reporting segment, the Project Management Group, which reflects how the Company is managed. The Project Management Group provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services.

The following tables present certain information for the Project Management Group’s operations:

Revenue by Geographic Region:

	Three Months Ended March 31,
	2018		2017

United States	$51,572	45.2%	$48,736	42.0%
Latin America	2,812	2.5%	3,043	2.6%
Europe	10,457	9.2%	10,190	8.8%
Middle East	40,298	35.4%	45,776	39.4%
Africa	6,703	5.9%	5,715	4.9%
Asia/Pacific	2,055	1.8%	2,660	2.3%
Total	$113,897	100.0%	$116,120	100.0%

For the three months ended March 31, 2018 and 2017, the United States and the Middle East accounted for more than 10% of consolidated total revenue.

Operating Profit (Loss):

	Three Months Ended March 31,
	2018	2017

United States	$7,333	$4,274
Latin America	(304)	(373)
Europe	2,158	1,416
Middle East	(4,226)	6,802
Africa	669	780
Asia/Pacific	(337)	124
Corporate	(10,533)	(8,909)
Total	$(5,240)	$4,114

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2018	2017

Project Management	$1,059	$1,522
Corporate	232	73
Total	$1,291	$1,595

Revenue By Client Type:

	Three Months Ended March 31,
	2018		2017

U.S. federal government	$3,872	3.4%	$3,221	2.8%
U.S. state, regional and local governments	33,551	29.5%	35,240	30.3%
Foreign governments	33,806	29.7%	36,582	31.5%
Private sector	42,668	37.4%	41,077	35.4%
Total	$113,897	100.0%	$116,120	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2018	December 31, 2017

United States	$9,245	$9,434
Latin America	548	546
Europe	1,005	675
Middle East	1,091	1,164
Africa	101	105
Asia/Pacific	77	80
Total	$12,067	$12,004

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

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $962 and is included in other liabilities in the consolidated balance sheet at March 31, 2018.

Note 16 — Subsequent Events

On August 17, 2018, the Board appointed Raouf S. Ghali as Chief Executive Officer of Hill International, Inc. (the “Company”), effective as of October 1, 2018. In addition to his role as Chief Executive Officer, Mr. Ghali will continue to serve as a member of the Board of Directors (the "Board").

Also on August 17, 2018, the Board approved the termination of Mr. Ghali’s former Employment Agreement, and the Company and Mr. Ghali entered into a written termination agreement with respect to his former Employment Agreement. Further, the Board approved the following new compensation terms, also effective October 1, 2018: (1) Base Salary of $650,000 annually; (2) Participation in the Company’s Annual Incentive Bonus Plan with an annual target cash bonus of $675,000, based on metrics to be determined by the Board; (3) Grant of $900,000 annually in shares of the Company’s common stock, 50% of which will be performance based (as determined by the Board) and 50% of which will be time vested; and (4) Participation in the Company’s 2016 Executive Retention Plan, pursuant to which Mr. Ghali will be entitled to severance equal to two times his annual base salary under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share data).

Overview

The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on August 31, 2018, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements.

The Company operates in one operating segment, the Project Management Group, which reflects how the Company is currently being managed.

Total revenue decreased $2,223, or 1.9%, to $113,897 for the first quarter of 2018 from $116,120 for the first quarter of 2017. The decrease was primarily in the Middle East, which decreased 12.0% from the same period in the prior year primarily due to the winding down of projects. The decrease was partially offset by an increase in the United States, Europe and Africa driven by the addition of several new projects in each area.

Gross profit decreased $2,926, or 7.8%, to $34,685 for the first quarter of 2018 from $37,611 for the first quarter of 2017 primarily due to the winding down of major projects in the Middle East.

Selling, general and administrative (“SG&A”) expenses decreased $676, or 2.0%, to $32,787 for the first quarter of 2018 from $33,463 for the first quarter of 2017 primarily due to the $1,848 decrease in unapplied labor across the Middle East and United States. Indirect labor was also down $3,126 across the company due to staff reductions as a result of the company’s profit improvement plan initiated during the prior year. These reductions were partially offset by expenses related to the company’s restatement activities of $2,071 and profit improvement plan expenses of $2,125.

We had an operating loss of $5,240, for the first quarter of 2018 compared to operating profit of $4,114 for the first quarter of 2017. The decrease in operating profit is primarily the result of decreased revenues in the Middle East and the loss on performance bond.

Income tax expense was $1,095 for the first quarter of 2018 compared to income tax expense of $1,349 for the first quarter of 2017.

Net loss attributable to Hill was $8,149 for the first quarter of 2018, compared to net loss of $2,354 for the first quarter of 2017.  Diluted loss per common share attributable to Hill was $0.15 for the first quarter of 2018 based upon 52,992 diluted common shares outstanding compared to a diluted loss per common share attributable to Hill of $0.05 for the first quarter of 2017 based upon 51,860 diluted common shares outstanding.

In the latter part of 2016, we initiated a review of our corporate and operational overhead cost structure. The areas that will be most affected will be overhead personnel and related benefits and expenses. We believe these efforts, combined with the sale of the Construction Claims Group and deleveraging of our balance sheet, should significantly improve profitability and shareholder value.

Results of Operations

Three Months Ended March 31, 2018 Compared to
Three Months Ended March 31, 2017

Revenue by geographic region:

	Three Months Ended March 31,
	2018		2017		Change

United States	$51,572	45.2%	$48,736	42.0%	$2,836	5.8%
Latin America	2,812	2.5%	3,043	2.6%	(231)	(7.6)%
Europe	10,457	9.2%	10,190	8.8%	267	2.6%
Middle East	40,298	35.4%	45,776	39.4%	(5,478)	(12.0)%
Africa	6,703	5.9%	5,715	4.9%	988	17.3%
Asia/Pacific	2,055	1.8%	2,660	2.3%	(605)	(22.7)%
Total	$113,897	100.0%	$116,120	100.0%	$(2,223)	(1.9)%

Total Revenue decreased by approximately $2,223 for the three months ended March 31, 2018 when compared to the same time period in the prior year. Revenues in the Middle East decreased approximately $5,478 due to the winding down of projects in the region. This was partially offset by an increase in the United States of $2,836, Europe $267 and Africa of $988 as a result of adding new work within each region.

Gross Profit:

	Three Months Ended March 31,
	2018			2017			Change

			% of Revenue			% of Revenue
United States	$15,468	44.5%	30.0%	$15,580	41.4%	32.0%	$(112)	(0.7)%
Latin America	1,142	3.3%	40.6%	1,083	2.9%	35.6%	59	5.4%
Europe	3,727	10.7%	35.6%	3,290	8.7%	32.3%	437	13.3%
Middle East	10,773	31.1%	26.7%	13,839	36.8%	30.2%	(3,066)	(22.2)%
Africa	2,723	7.9%	40.6%	2,510	6.7%	43.9%	213	8.5%
Asia/Pacific	852	2.5%	41.5%	1,309	3.5%	49.2%	(457)	(34.9)%
Total	$34,685	100.0%	30.5%	$37,611	100.0%	32.4%	$(2,926)	(7.8)%

The Gross Profit for the three months ended March 31, 2018 decreased approximately $2,926 compared to the same period in the prior year. The decrease was primarily due to a reduction of approximately $3,066 in the Middle East region as a result of the winding down of projects.

SG&A expense:

SG&A expenses for the three months ended March 31, 2018 decreased approximately $676 when compared to the same period in prior year. The $1,848 decrease in unapplied labor across the Middle East and United States was a driving factor. Indirect labor was also down $3,126 across the Company due to staff reductions as a result of the Company’s profit improvement plan initiated during the prior year. These reductions were offset by expenses related to the Company’s restatement activities of $2,071 and profit improvement plan expenses of $2,125. SG&A expenses represented approximately 28.8% of revenue for each of the three months ended March 31, 2018 and 2017.

Operating Profit (Loss):

	Three Months Ended March 31,
	2018		2017		Change

		% of Revenue		% of Revenue
United States	$7,333	14.2%	$4,274	8.8%	$3,059	71.6%
Latin America	(304)	(10.8)%	(373)	(12.3)%	69	(18.5)%
Europe	2,158	20.6%	1,416	13.9%	742	52.4%
Middle East	(4,226)	(10.5)%	6,802	14.9%	(11,028)	(162.1)%
Africa	669	10.0%	780	13.6%	(111)	(14.2)%
Asia/Pacific	(337)	(16.4)%	124	4.7%	(461)	(371.8)%
Corporate cost	(10,533)	—	(8,909)	—	(1,624)	18.2%
Total	$(5,240)	(4.6)%	$4,114	3.5%	$(9,354)	(227.4)%

Operating Profit decreased approximately $9,354 in the three months ended March 31, 2018 compared to the same period in the prior year. The decrease in operating profit is primarily the result of decreased revenues in the Middle East, additional expenses at Corporate related to the 2016 restatement and loss on performance bond.

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. We are taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed our case. We are currently in the process of filing an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, we fully reserved the performance guarantee payment in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations.

Interest and Related Financing Fees, net

Interest and related financing fees increased $585 to $1,334 for the three months ended March 31, 2018 as compared with $749 for three months ended March 31, 2017 due a reduction in interest expense for the three months ended March 31, 2017 related to the reallocation of interest expense during the period to discontinued operations that were subsequently paid down in conjunction with the sale of the Construction Claims Group (see Note 11 - Notes Payable and Long-Term Debt of 2017 Annual Report on Form 10-K).

Income Taxes

For the three months ended March 31, 2018 and 2017, the Company recognized income tax expense of $1,095 and $1,349, respectively.

The effective income tax rates for the three-month periods ended March 31, 2018 and 2017 were (16.7)% and 40.1%, respectively. The Company’s effective tax for the three months ended March 31, 2018 is lower than the comparable period of 2017, primarily due to U.S. losses as well as the mix of pretax earnings in jurisdictions included in the estimated annual effective tax rate.

Net Loss Attributable to Hill

The net loss attributable to Hill International, Inc. for the three months ended March 31, 2018 was $8,149, or $0.15 per diluted common share based on 52,992 diluted weighted average common shares outstanding, as compared to net loss for the three months ended March 31, 2017 of $2,354, or $0.05 per diluted weighted average common shares based upon 51,860 diluted weighted average common shares outstanding. Loss from continuing operations for the three months ended March 31, 2018 were $7,669, or $0.14 per diluted weighted average common share, compared to Net income from continuing operations of $2,016, or $0.04 per diluted weighted average common shares, for the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, our primary sources of liquidity consisted of $17,820 of cash and cash equivalents and $13,236 of available borrowing capacity under our various credit facilities. See Note 9 to our consolidated financial statements for a description of our credit facilities and other term loans. We believe that we have sufficient liquidity to support the anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.

We were not in compliance with the requirements of our Revolving Credit Facilities, which required the filing of our Form 10-Q for the second quarter of 2018 by August 14, 2018. We obtained a waiver of non-compliance of the related covenants in our Revolving Credit Facilities which now require us to file our Form 10-Q for the first and second quarters of 2018 by September 30, 2018. If we do not file such report in accordance with this deadline, we will again be in noncompliance with the requirements of the Revolving Credit Facilities. We believe we will be in compliance with the requirements of our Revolving Credit Facilities upon the filing of our Form 10Q for the second quarter of 2018 by October 30, 2018.

Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2018, we had approximately $76,409 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Three Months Ended March 31, 2018

For the three months ended March 31, 2018, cash, cash equivalents and restricted cash decreased by $3,405 to $23,515. Cash used in continuing operations was $6,026, cash used in investing activities was $1,108 and cash provided by financing activities was $4,330. We also experienced decrease in cash of $601 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $6,026 for the three months ended March 31, 2018. This compares to cash used in operating activities of $16,843 for the three months ended March 31, 2017. We had a consolidated loss from continuing operations for the three months ended March 31, 2018 of $7,669 compared to earnings of $2,016 for the three months ended March 31, 2017. Depreciation and amortization was $1,291 during the three months ended March 31, 2018 compared to $1,595 during the first three months ended March 31, 2017.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and letters of credit at March 31, 2018 and December 31, 2017 were $5,695 and $5,567, respectively.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business, as well as our acquisition activity.

Investing Activities

Net cash used in investing activities was $1,108 for the three months ended March 31, 2018, primarily as a result of the routine purchases of property and equipment for operational activities.

Financing Activities

Net cash provided by financing activities was $4,330 for the three months ended March 31, 2018 due to the exercise of employee stock options during the period and net borrowings.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
March 31, 2018
United States	$475,650	55.2%	$118,385	37.9%
Latin America	17,393	2.0%	9,521	3.0%
Europe	65,889	7.7%	30,707	9.8%
Middle East	210,386	24.5%	125,677	40.2%
Africa	64,331	7.5%	22,449	7.2%
Asia/Pacific	26,401	3.1%	5,877	1.9%
Total	$860,050	100.0%	$312,616	100.0%

December 31, 2017
United States	$449,621	53.2%	$116,975	37.5%
Latin America	13,350	1.6%	8,789	2.8%
Europe	45,446	5.4%	29,887	9.6%
Middle East	250,956	29.6%	126,965	40.6%
Africa	67,491	8.0%	23,111	7.4%
Asia/Pacific	18,935	2.2%	6,500	2.1%
Total	$845,799	100.0%	$312,227	100.0%

At March 31, 2018, our backlog was approximately $860,050 compared to approximately $845,799 at December 31, 2017. Our net bookings during the first quarter of 2018 of $127,361 equates to a book-to-bill ratio of 112.6%. Our book to bill ratio, a non-GAAP measure, is determined by taking our net bookings and dividing by total revenue. During the first quarter of 2018, we were awarded new contracts in Asia/Pacific, Europe and the United States. We estimate that approximately $312,616 or 36.3% of the backlog at March 31, 2018, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $137,978 and the backlog of $860,050 at March 31, 2018 is due to backlog including customer contracts billed on a time and materials basis which can be terminated at will resulting in the client only being obligated to the Company for services provided through the termination date. In addition, backlog includes time and materials contracts with cap values that are not expected to be exceeded, which are treated similarly to time and materials contracts without a cap value.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2017 Annual Report on Form 10-K.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 4 to the consolidated financial statements in Item 8 of Form 10K for the year ended December 31, 2017 filed with the SEC on August 31, 2018 and Note 3 to the consolidated financial statements filed herein.

Subsequent Events

On August 17, 2018, the Board appointed Raouf S. Ghali as Chief Executive Officer of Hill International, Inc. (the “Company”), effective as of October 1, 2018. In addition to his role as Chief Executive Officer, Mr. Ghali will continue to serve as a member of the Board of Directors (the "Board").

Also on August 17, 2018, the Board approved the termination of Mr. Ghali’s former Employment Agreement, and the Company and Mr. Ghali entered into a written termination agreement with respect to his former Employment Agreement. Further, the Board approved the following new compensation terms, also effective October 1, 2018: (1) Base Salary of $650,000 annually; (2) Participation in the Company’s Annual Incentive Bonus Plan with an annual target cash bonus of $675,000, based on metrics to be determined by the Board; (3) Grant of $900,000 annually in shares of the Company’s common stock, 50% of which will be performance based (as determined by the Board) and 50% of which will be time vested; and (4) Participation in the Company’s 2016 Executive Retention Plan, pursuant to which Mr. Ghali will be entitled to severance equal to two times his annual base salary under certain circumstances.

Following the appointment of Mr. Ghali as the Company’s CEO, Paul J. Evans, the Company’s Interim CEO, will continue to serve as an independent director on the Board.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2017 Annual Report on Form 10-K for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2017 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2018. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2017 Annual Report on Form 10-K (“2017 Form 10-K), our disclosure controls and procedures were ineffective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of December 31, 2017 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2017 Form 10-K.

Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the three months ended March 31, 2018, and, other than those remediation efforts described in Item 9A of our 2017 Annual Report on Form 10-K, there were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We have continued to monitor the remedial measures through the date of this on Form 10-Q and there were no changes, other than the items discussed in Item 9A of our 2017 Annual Report on Form 10-K, to our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 15 — Commitments and Contingencies, General Litigation.

Item 1A.  Risk Factors.

There has been no material changes pertaining to risk factors discussed in the Company’s 2017 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits

10.1
Nomination and Standstill Agreement by and among the Ajdler Group and Hill International, Inc. (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 9, 2018 and incorporated herein by reference).

10.2	Hill International, Inc. 2017 Equity Compensation Plan (amended and restated through March 26, 2018)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Paul J. Evans
Paul J. Evans
Interim Chief Executive Officer
(Principal Executive Officer)
Dated:	September 28, 2018

By:	/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	September 28, 2018