Form 10-Q
period 2018-06-30
Hill International, Inc.
filed 2018-10-12
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

There were 55,294,770 shares of the Registrant’s Common Stock outstanding at October 3, 2018.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$22,584	$21,353
Cash - restricted	2,533	4,407
Accounts receivable, less allowance for doubtful accounts of $68,153 and $72,850	144,816	147,611
Current portion of retainage receivable	14,789	9,249
Accounts receivable - affiliates	6,705	4,599
Prepaid expenses and other current assets	8,597	9,053
Income tax receivable	1,240	2,139
Total current assets	201,264	198,411
Property and equipment, net	11,938	12,004
Cash - restricted, net of current portion	1,160	1,160
Retainage receivable	9,018	13,095
Acquired intangibles, net	2,919	3,908
Goodwill	49,479	52,658
Investments	4,413	3,639
Deferred income tax assets	4,917	4,052
Other assets	4,111	4,368
Total assets	$289,219	$293,295
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,753	$3,241
Accounts payable and accrued expenses	82,674	83,221
Income taxes payable	15,018	16,494
Current portion of deferred revenue	8,716	13,945
Other current liabilities	9,834	8,973
Total current liabilities	119,995	125,874
Notes payable and long-term debt, net of current maturities	42,092	34,541
Retainage payable	706	599
Deferred income taxes	667	933
Deferred revenue	10,082	7,212
Other liabilities	8,753	13,466
Total liabilities	182,295	182,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 61,681 shares and 59,389 shares issued at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	207,160	197,104
Accumulated deficit	(69,615)	(53,983)
Accumulated other comprehensive loss	(2,959)	(4,011)
Less treasury stock of 6,546 and 6,977 shares at June 30, 2018 and December 31, 2017, respectively	(28,231)	(30,041)
Hill International, Inc. share of equity	106,361	109,075
Noncontrolling interests	563	1,595
Total equity	106,924	110,670
Total liabilities and stockholders’ equity	$289,219	$293,295

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$112,148	$125,436	$226,045	$241,556
Direct expenses	78,946	86,807	158,158	165,316
Gross profit	33,202	38,629	67,887	76,240
Selling, general and administrative expenses	37,858	40,074	70,645	73,537
Plus: Share of profit of equity method affiliates	1,131	82	1,931	48
Less: Loss on performance bond	—	—	7,938	—
Operating profit (loss)	(3,525)	(1,363)	(8,765)	2,751
Interest and related financing fees, net	1,246	282	2,580	1,031
Earnings (loss) before income taxes	(4,771)	(1,645)	(11,345)	1,720
Income tax expense (benefit)	2,293	(649)	3,388	700
Earnings (loss) from continuing operations	(7,064)	(996)	(14,733)	1,020
Discontinued operations:
Loss from discontinued operations, net of tax	(381)	(7,301)	(863)	(11,552)
Gain on disposal of discontinued operations, net of tax	—	52,195	—	52,195
Total earnings (loss) from discontinued operations	(381)	44,894	(863)	40,643

Net earnings (loss)	(7,445)	43,898	(15,596)	41,663
Less: net earnings - noncontrolling interests	38	1	36	120
Net earnings (loss) attributable to Hill International, Inc.	$(7,483)	$43,897	$(15,632)	$41,543

Basic earnings (loss) per common share from continuing operations	$(0.13)	$(0.02)	$(0.27)	$0.02
Basic loss per common share from discontinued operations	(0.01)	(0.14)	(0.02)	(0.22)
Basic gain on disposal of discontinued operations, net of tax	—	1.00	—	1.00
Basic earnings (loss) per common share - Hill International, Inc.	$(0.14)	$0.84	$(0.29)	$0.80
Basic weighted average common shares outstanding	54,902	51,952	53,952	51,906

Diluted earnings (loss) per common share from continuing operations	$(0.13)	$(0.02)	$(0.27)	$0.02
Diluted loss per common share from discontinued operations	(0.01)	(0.14)	(0.02)	(0.22)
Diluted gain on disposal of discontinued operations, net of tax	—	1.00	—	0.99
Diluted earnings (loss) per common share - Hill International, Inc.	$(0.14)	$0.84	$(0.29)	$0.79
Diluted weighted average common shares outstanding	54,902	51,952	53,952	52,468

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss)	$(7,445)	$43,898	$(15,596)	$41,663
Foreign currency translation adjustment, net of tax	650	(644)	607	(2,202)
Comprehensive earnings (loss)	(6,795)	43,254	(14,989)	39,461
Less: Comprehensive earnings (loss) attributable to non-controlling interests	57	(135)	(409)	(16)
Comprehensive earnings (loss) attributable to Hill International, Inc.	$(6,852)	$43,389	$(14,580)	$39,477

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$(15,596)	$41,663
Loss from discontinued operations	863	11,552
Gain on sale of discontinued operations, net of taxes	—	(52,195)
Earnings (loss) from continuing operations	(14,733)	1,020
Adjustments to reconcile net earnings (loss) to net cash provided by (used in):
Depreciation and amortization	2,507	3,255
(Recovery) Provision for bad debts	(4,033)	215
Amortization of deferred loan fees	38	597
Deferred tax provision (benefit)	(1,031)	332
Stock based compensation	788	2,435
Unrealized foreign exchange losses on intercompany balances	4,594	1,132
Changes in operating assets and liabilities:
Accounts receivable	6,485	3,973
Accounts receivable - affiliate	(2,103)	(2,684)
Prepaid expenses and other current assets	883	343
Income taxes receivable	704	(832)
Retainage receivable	(1,567)	414
Other assets	(1,277)	(4,080)
Accounts payable and accrued expenses	(732)	(7,651)
Income taxes payable	(1,443)	(5,691)
Deferred revenue	(2,303)	(14,470)
Other current liabilities	(822)	2,631
Retainage payable	116	108
Other liabilities	(1,092)	9,042
Net cash used in continuing operations	(15,021)	(9,911)
Net cash used in discontinued operations	(863)	(2,895)
Net cash used in operating activities	(15,884)	(12,806)
Cash flows from investing activities:
Purchases of business	—	(123)
Purchase of additional interest in Engineering S.A.	(745)	—
Purchase of property and equipment	(2,002)	(1,574)
Net cash used in investing activities of continuing operations	(2,747)	(1,697)
Net cash provided by (used in) investing activities of discontinued operations	—	129,247
Net cash (used in) provided by investing activities	(2,747)	127,550
Cash flows from financing activities:
Payments on term loans	(150)	—
Proceeds from term loans	—	30,000
Net (payments) borrowings on revolving loans	7,898	(26,605)
Pay-off and termination of term loan	—	(117,494)
Payments on Philadelphia Industrial Development Corporation loan	(28)	(14)
Dividends paid to noncontrolling interest	—	(18)
Payments of financing fees	—	(4,038)
Proceeds from stock issued under employee stock purchase plan	29	115
Proceeds from exercise of stock options	10,991	735
Net cash provided by (used in) financing activities	18,740	(117,319)
Effect of exchange rate changes on cash	(752)	(5,319)
Net decrease in cash, cash equivalents and restricted cash	(643)	(7,894)
Cash, cash equivalents and restricted cash — beginning of period	26,920	30,262
Cash, cash equivalents and restricted cash — end of period	$26,277	$22,368

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

Note 2 - Liquidity

At June 30, 2018 our principal sources of liquidity consisted of $22,584 of cash and cash equivalents, $3,764 of available borrowing capacity under the Domestic Revolving Credit Facility, $2,489 of available borrowing capacity under the International Revolving Credit Facility and $895 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt. The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months.

From June 30, 2018 to October 12, 2018, the date of this filing, the Company was not in compliance with the requirements of its Revolving Credit Facilities which required the filing of its annual and quarterly reports by certain dates. Upon the filing of this Quarterly Report on Form 10-Q, the Company became compliant under such requirements.
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

Additionally, a reclassification was made in the presentation of the consolidated statement of cash flows for the six months ended June 30, 2017. As a result of the adoption of ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows, the Company included restricted cash in the opening and closing "cash, cash equivalents and restricted cash" balance in this filing on the consolidated statement of cash flows for the six months ended June 30, 2017.

Construction Claims Group Sale

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. The Construction Claims Group sale closed on May 5, 2017. For a detailed description of the transaction, see "Note 2 Discontinued Operations" in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on August 31, 2018.

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

No single client accounted for 10% or more of revenue for the three and six months ended June 30, 2018 or 2017.

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

See footnote 4, "Revenue from Contracts with Customers," for more detail, regarding how the Company recognizes revenue under each of its contractual arrangements.

(g)                                    Earnings per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options or the assumed vesting of stock awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 2,131 shares and 2,419 shares for both the three and six months ended June 30, 2018 and 2017, respectively. Such options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018 and for the three months ended June 30, 2017 because they were antidilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) earnings from continuing operations	$(7,064)	$(996)	$(14,733)	$1,020
Less: net (loss) earnings - noncontrolling interest	38	1	36	120
Net (loss) earnings from continuing operations attributable to Hill	$(7,102)	$(997)	$(14,769)	$900

In 2017, the Company's Board of Directors (the "Board") approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service, to be delivered to him after his service as ICEO. There is no circumstance in which these shares will not be issued, therefore, the shares to be issued under this grant are included in the calculation of basic weighted average shares outstanding. Basic shares outstanding included 43 and 31 shares related to this grant in the three months ended June 30, 2018 and 2017, respectively, and 86 and 31 shares related to this grant in the six months ended June 30, 2018 and 2017, respectively. See Note 11 - Share-Based Compensation for further details of this grant.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. This ASU’s amendments add or clarify guidance on eight cash flow issues:  debt prepayment, settlement of zero-coupon debt instruments, contingent consideration payments, insurance claim proceeds, life insurance proceeds, distributions from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The Company adopted this ASU effective January 1, 2018 and elected the cumulative interest approach for distributions received from equity method investments. The adoption of this ASU did not have a significant impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU No. 2018-3, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-1, Financial Instruments-Overall (Subtopic 825-10) related to: Equity Securities without a Readily Determinable Fair Value- Discontinuation, Equity Securities without a Readily Determinable Fair Value- Adjustments, Forward Contracts and Purchased Options, Presentation Requirements for Certain Fair Value Option Liabilities, Fair Value Option Liabilities Denominated in a Foreign Currency and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The Company adopted this ASU an January 1, 2018 and it did not have a significant impact on its financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Our equity incentive plans limit share-based awards to employees and directors of the Company, therefore, we do not expect this update to have a material impact on the Company’s consolidated financial statements.

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

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the customer. The Company assess contracts quarterly and may recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total consideration under the contract, the Company will begin to negotiate a change order.

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

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

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 14 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of customer, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of customer does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract related to revenue recognition. For purposes of disaggregation of revenue, the contract types have been grouped into: (1) Fixed Price - which include fixed price projects; and, (2) T&M - which include T&M contracts, T&M with a cap and cost plus contracts. The geography of the contracts will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$2,805	$48,787	$51,592	46.0%
Latin America	2,742	286	3,028	2.7%
Europe	5,518	4,792	10,310	9.2%
Middle East	15,669	19,787	35,456	31.6%
Africa	605	6,259	6,864	6.1%
Asia/Pacific	3,409	1,489	4,898	4.4%
Total	$30,748	$81,400	$112,148	100.0%

	Six Months Ended June 30, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$5,861	$97,303	$103,164	45.6%
Latin America	4,563	1,277	5,840	2.6%
Europe	10,321	10,446	20,767	9.2%
Middle East	33,473	42,281	75,754	33.5%
Africa	643	12,924	13,567	6.0%
Asia/Pacific	3,990	2,963	6,953	3.1%
Total	$58,851	$167,194	$226,045	100.0%

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company exercises judgment in determining if the contractual criteria are met to determine if a contract with a customer exists, specifically in the earlier stages of a project when a formally executed contract may not yet exist. The Company typically has one performance obligation under a contract to provide fully-integrated project management services, and, occasionally, a separate performance obligation to provide facilities management services. Performance obligations are delivered over time as the customer receives the service.

The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects and T&M contracts subject to a cap value generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the customer. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed under the Company’s performance obligations, estimating total revenue and cost at completion on its long term contracts is complex, subject to many variables and requires significant judgment.

For basic and cost plus T&M contracts, the Company recognizes revenue over time using the output method which measures progress toward complete satisfaction of the performance obligation based upon actual costs incurred, using the right to invoice practical expedient.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers and amounts for work performed which have not been billed to date. The billed and unbilled amounts are stated at the net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables.

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from performance under long-term contracts where the revenue recognized exceeds the amount billed to the customer. Retainage receivable is included in contract assets. The current portion of retainage receivable is a contract asset, which prior to the adoption of ASC 606, had been classified within accounts receivable. For periods beginning after December 31, 2017, amounts representing contract assets, which were previously included in “Accounts receivable” within the consolidated balance sheets, have been reclassified as “Current portion of retainage receivable.”

The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized and are reported as deferred revenue in the consolidated balance sheet. The Company classifies billings in excess of revenue recognized as deferred revenue as current or noncurrent based on the timing of when revenue is expected to be recognized.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payments. The amount of revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $1,843 and $7,458, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with customers for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $106,265. During the following 12 months, approximately 58% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	June 30, 2018	December 31, 2017

Billed	$178,220	$186,411
Unbilled	34,749	34,050
	212,969	220,461
Allowance for doubtful accounts (1)	(68,153)	(72,850)
Accounts receivable, less allowance for doubtful accounts	$144,816	$147,611

(1) During the second quarter of 2018, the allowance for doubtful accounts was reduced by approximately $4,100 upon verification that a tax payment was made to the Libyan government on behalf of the Company in September 2018. A client directly paid the Libyan government taxes that the Company owed and in return, the Company reduced the client's outstanding accounts receivable balance for the amount paid in September 2018. The outstanding accounts receivable balance of the client was fully reserved, therefore, a portion of the reserve was reversed for the payment made.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$8,088	$5,461	$16,397	$12,862
Acquired contract rights	—	—	1,007	1,007
Trade names	568	276	877	504
Total	$8,656	$5,737	$18,281	$14,373

Intangible assets, net	$2,919		$3,908

Amortization expense related to intangible assets was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017
$232	$504	$575	$1,063

The following table presents the estimated amortization expense for the next five years :

Estimated Amortization Expense

Year ending December 31,
2018 (remaining 6 months)	$495
2019	990
2020	728
2021	338
2022	265

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2018:

Balance, December 31, 2017	$52,658
Translation adjustments	(3,179)
Balance, June 30, 2018	$49,479

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2018	December 31, 2017

Accounts payable	$29,278	$32,345
Accrued payroll and related expenses	32,445	29,569
Accrued subcontractor fees	13,260	10,814
Accrued agency fees	1,313	1,671
Accrued legal and professional fees	1,674	2,983
Other accrued expenses	4,704	5,839
	$82,674	$83,221

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding
Loan	Maturity	Interest Rate Type	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.31%	7.32%	$29,700	$29,850
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.46%	5.25%	11,400	3,300
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	N/A	4.10%	—	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (2)	10/31/2018	Variable	5.50%	5.50%	2,851	2,316
Engineering SA Services Technicos - Consortium of Brazilian Credit Facilities (3)	11/07/2018	Fixed	4.76%	4.76%	—	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA - Bankia S.A. and Bankinter S.A. (4)	12/31/2021	Fixed	2.17%	2.17%	1,887	2,202
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.43%	3.37%	300	407
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.75%	2.75%	571	599
Total notes payable and long-term debt, gross					$46,709	$38,674
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(864)	(892)
Notes payable and long-term debt					$45,845	$37,782
Current portion of notes payable					3,932	3,406
Current portion of unamortized debt discount and deferred financing costs					(179)	(165)
Current maturities of notes payable and long-term debt					3,753	3,241
Notes payable and long-term debt, net of current maturities					42,092	34,541
(1)    Interest rates for variable interest rate debt are reflected on a weighted average basis through June 30, 2018 since inception.

(2)     Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date as the loan is subject to periodic review by the bank. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of June 30, 2018 and December 31, 2017.
(3)     The unsecured Engineering SA Services revolving credit facilities are held with two banks in Brazil and are subject to automatic renewal on a monthly basis with varying terms. The borrowing availability is based on conversion rates from Brazilian Reais.
(4)    Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of June 30, 2018 and December 31, 2017.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant calculation for the June 30, 2018 test date.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

From June 30, 2018 to October 12, 2018, the date of this filing, the Company was not in compliance with the requirements of its Revolving Credit Facilities which required the filing of its annual and quarterly reports by certain dates. Upon the filing of this Quarterly Report on Form 10-Q, the Company became compliant under such requirements.
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

Revolving Credit Facilities

The Domestic Revolving Credit Facility and the International Revolving Credit Facility provide for letter of credit sub-limits in amounts of $20,000 and €8,000 ($9,352 at June 30, 2018), respectively. The maximum Consolidated Net Leverage Ratio is 3.00 to 1.00 under the Revolving Credit Facilities for all test dates.

The Revolving Credit Facilities require payment of interest only during the term and may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time through the maturity date.

The unamortized debt issuance costs of $2,160 and $2,400 are included in other assets in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum. On June 21, 2017, borrowings under the International Revolving Credit Facility were paid in full and there have not been any subsequent borrowings through June 30, 2018.

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

At June 30, 2018 the Company had $9,836 of outstanding letters of credit and $3,764 of available borrowing capacity under the Domestic Revolving Credit Facility. At June 30, 2018, the Company had $4,423 of outstanding letters of credit and $2,489 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility was reduced due to the borrowing base calculated for the three months ended December 31, 2017 from €9,156 ($10,704 as of June 30, 2018) to €5,912 ($6,912 as of June 30, 2018).

Other Financing Arrangements

On May 1, 2018, the Company entered into a commercial premium financing agreement for the renewal of its corporate insurance policies with AFCO Premium Credit LLC for $2,471. The terms of the arrangement include a $260 down payment, followed by monthly payments to be made over a ten month period at a 4.57% interest rate through February 28, 2019. As of June 30, 2018, the balance outstanding was $1,775 and is reflected in other current liabilities on the consolidated balance sheets.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Six Months Ended June 30,
	2018	2017
Interest and related financing fees paid	$2,409	$4,026
Income taxes paid	$5,271	$4,928
Increase (decrease) in other current liabilities and decrease (increase) in additional paid-in capital related to ESA Put Options	$—	$(777)
Increase in additional paid-in capital from the issuance of shares of common stock from cashless exercise of stock options	$202	$—

Note 11 — Share-Based Compensation

At June 30, 2018, the Company had approximately 2,131 options outstanding with a weighted average exercise price of $4.35.  The Company did not grant any stock options during the six months ended June 30, 2018. During the six months ended June 30, 2018, options for approximately 910 shares with a weighted average exercise price of $5.80 lapsed and options for approximately 298 shares with a weighted average exercise price of $4.66 were forfeited.

Pursuant to the Company’s 2008 Employee Stock Purchase Plan, employees purchased approximately 6 common shares, for an aggregate purchase price of approximately $29 during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, employees purchased approximately 18 and 31 common shares for an aggregate purchase price of approximately $66 and $115, respectively, under the Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $376 and $1,974 for the three months ended June 30, 2018 and 2017, respectively, and approximately $788 and $2,435 for the six months ended June 30, 2018 and 2017, respectively.

On May 10, 2017 the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service. At the end of each month during such period, the ICEO is entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. During the three and six months ended June 30, 2018, the ICEO accumulated 43 and 86 shares, respectively. The value of the shares accumulated is remeasured each reporting period. The change in value from the previous reporting period is recorded as an adjustment to compensation expense. The Company recorded compensation expense of and $288 and $561 for the three and six months ended June 30, 2018, respectively, related to these monthly grants, which is included in the share-based compensation expense total reflected above. The ICEO has accumulated a total of 211 shares under this program. The ultimate value of these grants cannot be determined until the shares are delivered, therefore, the accumulated value of these shares is recorded in accrued expenses and will be reclassified to equity when the shares are ultimately delivered to the ICEO as determined by the Board of Directors.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the six months ended June 30, 2018:

	Total	Hill International, Inc. Stockholders	Noncontrolling Interest

Stockholders’ equity, December 31, 2017	$110,670	$109,075	$1,595
Net (loss) earnings	(15,596)	(15,632)	36
Other comprehensive earnings (loss)	607	1,052	(445)
Comprehensive loss	(14,989)	(14,580)	(409)
Additional paid in capital	252	252	—
Exercise of stock options	10,991	10,991	—
Reversal of accrual for portion of ESA Put	745	745	—
Acquisition of additional interest in ESA	(745)	(122)	(623)
Stockholders’ equity, June 30, 2018	$106,924	$106,361	$563

Note 13 — Income Taxes

The effective tax rates for the three months ended June 30, 2018 and 2017 were (48.1)% and 39.5%, respectively and the effective tax rates for the six months ended June 30, 2018 and 2017 were (29.9)% and 40.7%, respectively. The Company’s effective tax rate represents the Company’s estimated tax rate for the year based on projected income and mix of income among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The Company’s effective tax rate for the three and six month ended June 30, 2018 is lower than the comparable periods of 2017, primarily due to the mix of pretax earnings in jurisdictions included in the estimated annual effective tax rate.

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

As of June 30, 2018, the Company has not completed its accounting for the tax effects of the 2017 Tax Act and the provisional amounts recorded at December 31, 2017 were not adjusted during the quarter ended June 30, 2018. The Company will continue to analyze the impact of the 2017 Tax Act during the accounting measurement period. The Company’s actual results may materially differ from the Company’s current estimates due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies to interpret the 2017 Tax Act.

The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has not yet determined its tax accounting policy and the Company has included in current income tax expense an amount related to its estimate of 2018 current year GILTI.

The reserve for uncertain tax positions amounted to $2,363 and $2,676 at June 30, 2018 and December 31, 2017, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense which amounted to $15 for the six months ended June 30, 2018. There were no such items for the six months ended June 30, 2017 or for the three months ended June 30, 2018 or 2017.

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

Note 14 —Segment and Related Information

The Company operates as one reporting segment, the Project Management Group, which reflects how the Company is managed. The Project Management Group provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services (collectively, "integrated project management") and facilities management services.

The following tables present certain information for the Project Management Group’s operations:

Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

United States	$51,592	46.0%	$60,852	48.5%	$103,164	45.6%	109,589	45.4%
Latin America	3,028	2.7%	3,258	2.6%	5,840	2.6%	6,300	2.6%
Europe	10,310	9.2%	9,930	7.9%	20,767	9.2%	20,120	8.3%
Middle East	35,456	31.6%	43,187	34.4%	75,754	33.5%	88,964	36.8%
Africa	6,864	6.1%	5,902	4.7%	13,567	6.0%	11,616	4.8%
Asia/Pacific	4,898	4.4%	2,307	1.9%	6,953	3.1%	4,967	2.1%
Total	$112,148	100.0%	$125,436	100.0%	$226,045	100.0%	$241,556	100.0%

For the three and six months ended June 30, 2018, the United States and United Arab Emirates were the only countries to account for 10% or more of consolidated total revenue. For the three and six months ended June 30, 2017, the United States was the only country to account for 10% or more of consolidated total revenue.

Operating Profit (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

United States	$6,447	$7,104	$13,780	$11,380
Latin America	(1,410)	(2,142)	(1,714)	(2,519)
Europe	(2,718)	2,393	(560)	3,818
Middle East	4,397	4,567	171	11,362
Africa	4,398	(1,490)	5,067	(715)
Asia/Pacific	(151)	(574)	(488)	(447)
Corporate	(14,488)	(11,221)	(25,021)	(20,128)
Total	$(3,525)	$(1,363)	$(8,765)	$2,751

Depreciation and Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Project Management	$973	$1,453	$2,031	$2,975
Corporate	244	207	476	280
Total	$1,217	$1,660	$2,507	$3,255

Revenue By Client Type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017

U.S. federal government	$3,923	3.5%	$4,015	3.2%	$7,795	3.4%	$7,236	3.0%
U.S. state, regional and local governments	36,161	32.2%	40,715	32.5%	69,712	30.8%	75,955	31.4%
Foreign governments	33,631	30.0%	35,440	28.3%	67,437	29.8%	72,022	29.8%
Private sector	38,433	34.3%	45,266	36.0%	81,101	36.0%	86,343	35.8%
Total	$112,148	100.0%	$125,436	100.0%	$226,045	100.0%	$241,556	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	June 30, 2018	December 31, 2017

United States	$9,387	$9,434
Latin America	732	546
Europe	619	675
Middle East	1,028	1,164
Africa	99	105
Asia/Pacific	73	80
Total	$11,938	$12,004

Note 15 — Commitments and Contingencies

Legal Proceedings

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

In September 2017, the Board appointed a special committee of independent directors (the “Special Committee”) to conduct a review of the need for, and causes of, the restatement of the Company’s financial statements. The review was performed with the assistance of independent outside counsel and was completed in April 2018. The review discovered facts that indicated certain former employees of the Company violated Company policies related to accounting for foreign currency exchange transactions. The Company self-reported these facts to the SEC in April 2018 and received a subpoena from the SEC in June 2018. The Company has cooperated and continues to cooperate with the SEC with respect to the SEC’s investigation.

Loss on Performance Bond

The Company is often required to provide a Performance Guarantee to our customers on projects. The guarantees provide monetary compensation to the customer should we fail to perform our obligations under the contract. Some of these Performance Guarantees are unconditional in that the customer can request and receive payment at any time, for any reason. Historically, payments have not been unconditionally claimed from our customers. Performance Guarantee claims made by customers could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,900 for a project located in Kuwait. FAB subsequently issued, on behalf of Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. The Company is currently in the process of filing an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $962 and is included in other liabilities in the consolidated balance sheet at June 30, 2018.

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

During the third quarter of 2018 ODAC, a client, made a $4,100 tax payment to the Libyan government on behalf of the Company. The client directly paid the Libyan government taxes that the Company owed and in return, the Company reduced the client's outstanding accounts receivable balance for the amount paid on its behalf and reversed the accrual for taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands).

Overview

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on August 31, 2018, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements.

The Company operates in one operating segment, the Project Management Group, which reflects how the Company is currently being managed.

Total revenue decreased $13,288, or 10.6%, to $112,148 for the second quarter of 2018 from $125,436 for the second quarter of 2017. The decrease was primarily in the Middle East, which decreased 17.9% from the same period in the prior year primarily due to the winding down of projects. The United States decreased 15.2% driven by the winding down of projects in the Northeast, Mid-Atlantic and Western Regions. This was offset by a 112.4% increase in the Asia Pacific region for a large project in the Afghanistan area.

Gross profit decreased $5,427, or 14.0%, to $33,202 for the second quarter of 2018 from $38,629 for the second quarter of 2017 primarily due to the winding down of major projects in the Middle East and United States.

Selling, general and administrative (“SG&A”) expenses decreased $2,216, or 5.5%, to $37,858 for the second quarter of 2018 from $40,074 for the second quarter of 2017 primarily due to a $1,945 decrease in unapplied labor most of which was in the Middle East and United States. Indirect labor decreased $2,089 across the Company due to staff reductions as a result of the Company’s profit improvement plan initiated during the prior year. This was partially offset by expenses of approximately $1,300 to accelerate the Company's financial filings with the SEC. In addition, SG&A in the second quarter 2018 was impacted by an increase in currency exchange cost of $5,624 related to unfavorable changes in exchange rates in several countries, which was largely offset with a benefit related to bad debt reversal of approximately $4,100, less reestablished agency fees of $864. The bad debt reversal and related expense reestablishment was due to our client in Libya paying the Libyan taxing authority on our behalf in a subsequent period.

We had an operating loss of $3,525, for the second quarter of 2018 compared to operating loss of $1,363 for the second quarter of 2017. The increase in operating loss was primarily the result of decreased revenues in the Middle East and United States.

Income tax expense was $2,293 for the second quarter of 2018 compared to income tax benefit of $649 for the second quarter of 2017.  The change from an income tax benefit to income tax expense is due to a change in the mix of pretax profits from foreign operations and the mix of tax rates in those jurisdictions.

Net loss attributable to Hill was $7,483 for the second quarter of 2018, compared to net income of $43,897 for the second quarter of 2017.  Diluted loss per common share attributable to Hill was $0.14 for the second quarter of 2018 based upon 54,902 diluted common shares outstanding compared to a diluted income per common share attributable to Hill per of $0.84 for the second quarter of 2017 based upon 51,952 diluted common shares outstanding.

Results of Operations

Three Months Ended June 30, 2018 Compared to
Three Months Ended June 30, 2017

Revenue by geographic region:

	Three Months Ended June 30,
	2018		2017		Change

United States	$51,592	46.0%	$60,852	48.5%	$(9,260)	(15.2)%
Latin America	3,028	2.7%	3,258	2.6%	(230)	(7.1)%
Europe	10,310	9.2%	9,930	7.9%	380	3.8%
Middle East	35,456	31.6%	43,187	34.4%	(7,731)	(17.9)%
Africa	6,864	6.1%	5,902	4.7%	962	16.3%
Asia/Pacific	4,898	4.4%	2,307	1.9%	2,591	112.3%
Total	$112,148	100.0%	$125,436	100.0%	$(13,288)	(10.6)%

Total revenue decreased by approximately $13,288 for the three months ended June 30, 2018 when compared to the same time period in the prior year. Revenues in the Middle East decreased approximately $7,731 due to the winding down of large projects in Saudi Arabia, Qatar and Oman. The United States also contributed to this reduction with a revenue decline of $9,260 spread across the Northeast, Mid-Atlantic and Western Regions due to the winding down of projects. These reductions were partially offset by a $2,591 increase in the Asia Pacific due to a large project in Afghanistan.

Gross Profit:

	Three Months Ended June 30,
	2018			2017			Change

			% of Revenue			% of Revenue
United States	$15,237	45.9%	29.5%	$17,347	44.9%	28.5%	$(2,110)	(12.2)%
Latin America	1,313	4.0%	43.4%	1,108	2.9%	34.0%	205	18.5%
Europe	3,519	10.6%	34.1%	3,182	8.2%	32.0%	337	10.6%
Middle East	9,746	29.4%	27.5%	13,049	33.8%	30.2%	(3,303)	(25.3)%
Africa	2,573	7.6%	37.5%	2,809	7.3%	47.6%	(236)	(8.4)%
Asia/Pacific	814	2.5%	16.6%	1,134	2.9%	49.2%	(320)	(28.2)%
Total	$33,202	100.0%	29.6%	$38,629	100.0%	30.8%	$(5,427)	(14.0)%

Gross Profit for the three months ended June 30, 2018 decreased approximatively $5,427 compared to the same period in the prior year. The decrease was primarily due to a decrease in the Middle East and United States due to the winding down of projects in those regions.

SG&A Expense:

Selling, General and Administrative expenses for the three months ended June 30, 2018 decreased approximately $2,216 when compared to the same period in prior year primarily due to a $1,945 decrease in unapplied labor most of which was in the Middle East and United States. The Company’s Indirect Labor was also down $2,089 due to the profit improvement plan initiated during the prior year and a benefit related to a bad debt reversal of approximately $4,100, less reestablished agency fees of $864. The bad debt reversal and related expense reestablishment was due to our client in Libya paying the Libyan taxing authority on our behalf in a subsequent period. These benefits were mostly offset by an increase of approximately $5,624 to foreign currency loss due to a weakened Euro, Turkish Lira and Brazilian Real. Selling, General and Administrative expenses represented approximately 33.8% and 31.9% of revenue for the three months ended June 30, 2018 and 2017, respectively.

Operating Profit (Loss):

	Three Months Ended June 30,
	2018		2017		Change

		% of Revenue		% of Revenue
United States	$6,447	12.5%	$7,104	11.7%	$(657)	(9.2)%
Latin America	(1,410)	(46.6)%	(2,142)	(65.7)%	732	(34.2)%
Europe *	(2,718)	(26.4)%	2,393	24.1%	(5,111)	(213.6)%
Middle East *	4,397	12.4%	4,567	10.6%	(170)	(3.7)%
Africa	4,398	64.1%	(1,490)	(25.2)%	5,888	(395.2)%
Asia/Pacific *	(151)	(3.1)%	(574)	(24.9)%	423	(73.7)%
Corporate cost	(14,488)	—	(11,221)	—	(3,267)	29.1%
Total	$(3,525)	(3.1)%	$(1,363)	(1.1)%	$(2,162)	158.6%
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Operating Loss increased approximately $2,162 in the three months ended June 30, 2018 compared to the same period in the prior year. This was primarily due to a $16,991 decrease in revenues in the Middle East and United States along with an increase in foreign currency loss of approximately $5,624. This was partially offset by a decrease in direct expense of $7,861 spread across all regions, a $1,945 decrease in unapplied labor across the Middle East and United States, a decrease in indirect labor of $2,089 due to the profit improvement plan initiated during the prior year, a recovery of bad debt expense on a receivable balance collected in Libya of approximately $4,100, less reestablished agency fees of $864. The bad debt reversal and related expense reestablishment was due to our client in Libya paying the Libyan taxing authority on our behalf in a subsequent period and $1,131 for our share of profit in equity method affiliates.

Interest and Related Financing Fees, net

Interest and related financing fees increased $964 to $1,246 for the three months ended June 30, 2018 as compared with $282 for three months ended June 30, 2017. A portion of the total interest expense incurred during the three months ended June 30, 2017 was allocated to discontinued operations as the related debt was required to be paid off as part of the sale of the Construction Claims Group. The three months ended June 30, 2017 also included lower interest expense related to the $30.0 million term loan facility with Société Générale (the "2017 Term Loan Facility") since we did not enter into the loan agreement until June 21, 2017.

Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recognized an income tax expense of $2,293 and an income tax benefit of $649, respectively.

The effective income tax rate provisions for the three months ended June 30, 2018 and 2017 were (48.1)% and 39.5%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2018 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The a net loss attributable to Hill International, Inc. for the three months ended June 30, 2018 was $7,483, or $0.14 per diluted common share based on 54,902 diluted weighted average common shares outstanding, as compared to net income for the three months ended June 30, 2017 of $43,897, or $0.84 per diluted weighted average common shares based upon 51,952 diluted weighted average common shares outstanding. The net loss from continuing operations for the three months ended June 30, 2018 was $7,064, or $0.13 per diluted weighted average common share, compared to a net loss from continuing operations of $996, or $0.02 per diluted weighted average common share, for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to
Six Months Ended June 30, 2017

Revenue by geographic region:

	Six Months Ended June 30,
	2018		2017		Change

United States	$103,164	45.6%	$109,589	45.4%	$(6,425)	(5.9)%
Latin America	5,840	2.6%	6,300	2.6%	(460)	(7.3)%
Europe	20,767	9.2%	20,120	8.3%	647	3.2%
Middle East	75,754	33.5%	88,964	36.8%	(13,210)	(14.8)%
Africa	13,567	6.0%	11,616	4.8%	1,951	16.8%
Asia/Pacific	6,953	3.1%	4,967	2.1%	1,986	40.0%
Total	$226,045	100.0%	$241,556	100.0%	$(15,511)	(6.4)%

Total revenue decreased by approximately $15,511 for the six months ended June 30, 2018 when compared to the same time period in the prior year. Revenues decreased approximately $13,210 and $6,425 in the Middle East and United States, respectively, due to the winding down of projects. These decreases were partially offset by an increase in Africa of approximately $1,951 and Asia Pacific of approximately $1,986 due to the addition of new work.

Gross Profit:

	Six Months Ended June 30,
	2018			2017			Change

			% of Revenue			% of Revenue
United States	$30,705	45.2%	29.8%	$32,926	43.2%	30.0%	$(2,221)	(6.7)%
Latin America	2,455	3.6%	42.0%	2,190	2.9%	34.8%	265	12.1%
Europe	7,246	10.7%	34.9%	6,474	8.5%	32.2%	772	11.9%
Middle East	20,519	30.2%	27.1%	26,888	35.3%	30.2%	(6,369)	(23.7)%
Africa	5,296	7.8%	39.0%	5,318	7.0%	45.8%	(22)	(0.4)%
Asia/Pacific	1,666	2.5%	24.0%	2,444	3.1%	49.2%	(778)	(31.8)%
Total	$67,887	100.0%	30.0%	$76,240	100.0%	31.6%	$(8,353)	(11.0)%

The Gross Profit for the six months ended June 30, 2018 decreased approximately $8,353 compared to the same period in the prior year. The decrease was primarily due to a reduction of approximately $6,369 in the Middle East and $2,221 in the United States as a result of lower revenues due to the winding down of projects.

SG&A Expense:

Selling, General and Administrative expenses for the six months ended June 30, 2018 decreased approximately $2,892 when compared to the same period in prior year. Unapplied labor costs decreased by approximately $3,799 most of which was in the Middle East and United States, indirect labor costs decreased $5,215 throughout the company due to staff reductions related to the company’s profit improvement plan initiated during the prior year along with a bad debt reversal in Libya as a result of subsequent cash collections of approximately $4,100, less reestablished agency fees of $864. The bad debt reversal and related expense reestablishment was due to our client in Libya paying the Libyan taxing authority on our behalf in a subsequent period. These reductions were largely offset by expenses of approximately $3,345 to accelerate the Company's financial filings with the SEC and a foreign currency translation loss increase of approximately $6,100 due to a weakened Euro, Turkish Lira and Brazilian Real. Selling, General and Administrative expenses represented approximately 31.3% and 30.4% of revenue for the six months ended June 30, 2018 and 2017, respectively.

Operating Profit (Loss):

	Six Months Ended June 30,
	2018		2017		Change

		% of Revenue		% of Revenue
United States	$13,780	13.4%	$11,380	10.4%	$2,400	21.1%
Latin America	(1,714)	(29.3)%	(2,519)	(40.0)%	805	(32.0)%
Europe *	(560)	(2.7)%	3,818	19.0%	(4,378)	(114.7)%
Middle East *	171	0.2%	11,362	12.8%	(11,191)	(98.5)%
Africa	5,067	37.3%	(715)	(6.2)%	5,782	(808.7)%
Asia/Pacific *	(488)	(7.0)%	(447)	(9.0)%	(41)	9.2%
Corporate cost	(25,021)	—	(20,128)	—	(4,893)	24.3%
Total	$(8,765)	(3.9)%	$2,751	1.1%	$(11,516)	(418.6)%
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Operating Profit decreased approximately $11,516 in the six months ended June 30, 2018 compared to the same period in the prior year. The decrease in operating profit is primarily the result of decreased revenues in the Middle East, foreign currency expense increases due to a weakened Euro, one time charges related to the company’s restatement activities and a loss on a performance bond. These decreases were partially offset by an increase in the United States from decreased unapplied labor, decreased indirect wages across the Company driven by the profit improvement plan and a bad debt reversal in Libya.

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,900 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. We are taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed our case. We are currently in the process of filing an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, we fully reserved the performance guarantee payment in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations for the six months ended June 30, 2018.

Interest and Related Financing Fees, net

Interest and related financing fees increased $1,549 to $2,580 for the six months ended June 30, 2018 as compared with $1,031 for six months ended June 30, 2017 This increase is attributable to the majority of interest charges related to debt that was paid off as part of the Construction Claims Group sale being allocated to discontinued operations during the six months ended June 30, 2017. All interest charges in 2018 have been recorded within continuing operation.

Income Taxes

For the six months ended June 30, 2018 and 2017, the Company recognized an income tax expense of $3,388 and income tax expense of $700, respectively.

The effective income tax rate (benefit) provision for the six-month periods ended June 30, 2018 and 2017 was (29.9)% and 40.7%, respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2018 was primarily a result of a decrease in projected income and the mix of income among various foreign tax jurisdictions.

Net Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the six months ended June 30, 2018 was $15,632, or $0.29 per diluted common share based on 53,952 diluted weighted average common shares outstanding, as compared to net income attributable to Hill International, Inc. for the six months ended June 30, 2017 of $41,543, or $0.79 per diluted weighted average common shares based upon 52,468 diluted weighted average common shares outstanding. Net loss from continuing operations for the six months ended June 30, 2018 was $14,733, or $0.27 per diluted weighted average common share, compared to net income from continuing operations of $1,020, or $0.02 per diluted weighted average common shares, for the six months ended June 30, 2017.

Liquidity and Capital Resources

At June 30, 2018, our primary sources of liquidity consisted of $22,584 of cash and cash equivalents and $7,148 of available borrowing capacity under our various credit facilities. See Note 9 to our consolidated financial statements for a description of our credit facilities and term loans. We believe that we have sufficient liquidity to support the anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.

From June 30, 2018 to October 12, 2018, the date of this filing, we were not in compliance with the requirements of our Revolving Credit Facilities which required the filing of our annual and quarterly reports by certain dates. Upon the filing of this Quarterly Report on Form 10-Q, we are compliant under such requirements again.
Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2018, we had approximately $67,718 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Six Months Ended June 30, 2018

For the six months ended June 30, 2018, cash, cash equivalents and restricted cash increased by $3,909 to $26,277. Cash used in operations was $15,884, cash used in investing activities was $2,747 and cash provided by financing activities was $18,740. We also experienced a decrease in cash of $752 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $15,884 for the six months ended June 30, 2018. This compares to cash used in operating activities of $12,806 for the six months ended June 30, 2017. We had a consolidated net loss from continuing operations for the six months ended June 30, 2018 of $14,733 compared to net earnings from continuing operations of $1,020 for the six months ended June 30, 2017. Depreciation and amortization was $2,507 during the six months ended June 30, 2018 compared to $3,255 during the first six months ended June 30, 2017; the decrease in this category in 2018 versus 2017 is due to the full amortization of the shorter-lived intangible assets of companies which we acquired over the last several years and reduced depreciation expense due to the sale of the Construction Claims Group.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and other letters of credit at June 30, 2018 and December 31, 2017 was $2,533 and $4,407, respectively.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business, as well as our acquisition activity.

Investing Activities

Net cash used in investing activities was $2,747 for the six months ended June 30, 2018, as a result of purchases of property and equipment in the normal course of business. Net cash provided by investing activities was $127,550 for the six months ended June 30, 2017, as a result of the disposition of the discontinued operations during the period.

Financing Activities

Net cash provided by financing activities was $18,740 for the six months ended June 30, 2018 primarily related to the exercise of employee stock options during the period and net borrowings on the revolver. Net cash used in financing activities was $117,319 for the six months ended June 30, 2017 primarily related to the repayment of the 2014 term loan in conjunction with the sale of the discontinued operations during the period.

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

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future revenue. The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
June 30, 2018
United States	$455,247	55.7%	$119,625	41.9%
Latin America	15,181	1.9%	8,515	3.0%
Europe	78,935	9.7%	31,841	11.2%
Middle East	183,611	22.5%	93,051	32.7%
Africa	61,622	7.5%	23,607	8.3%
Asia/Pacific	21,763	2.7%	8,298	2.9%
Total	$816,359	100.0%	$284,937	100.0%

December 31, 2017
United States	$449,621	53.2%	$116,975	37.5%
Latin America	13,350	1.6%	8,789	2.8%
Europe	45,446	5.4%	29,887	9.6%
Middle East	250,956	29.6%	126,965	40.6%
Africa	67,491	8.0%	23,111	7.4%
Asia/Pacific	18,935	2.2%	6,500	2.1%
Total	$845,799	100.0%	$312,227	100.0%

At June 30, 2018, our backlog was approximately $816,359 compared to approximately $845,799 at December 31, 2017.

Our net bookings during the second quarter of 2018 of $68,458 equates to a book-to-bill ratio for the quarter of 61.0%. Our book to bill ratio, a non-GAAP measure, is determined by taking our net bookings and dividing by total revenue for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. During the second quarter of 2018, the company saw a backlog decrease due to contract reductions on three major projects in Saudi Arabia. We estimate that approximately $284,937 or 34.9% of the backlog at June 30, 2018, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $106,265 and the backlog of $816,359 at June 30, 2018 is due to the backlog including the full value of customer contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements filed herein.

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

Following the appointment of Mr. Ghali as the Company’s CEO, Paul J. Evans, the Company’s Interim CEO, will continue to serve as a director on the Board.

On September 14, 2018, Steven R. Curts informed the Board that he would resign from his position as a director of the Company, effective October 1, 2018.  Also, on September 18, 2018, Craig L. Martin informed the Board that he would resign from his position as a director of the Company, effective October 1, 2018. Neither of Mr. Curts’ or Mr. Martin’s resignation as a director of the Company was the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On September 28, 2018, the Board voted to appoint each of Arnaud Ajdler and James Chadwick as additional independent members of the Board, effective as of October 1, 2018.  The initial term of Mr. Ajdler’s appointment will be from October 1, 2018 until the 2018 annual meeting of stockholders which is scheduled for December 6, 2018.  The initial term of Mr. Chadwick’s appointment will be from October 1, 2018 until the annual meeting of stockholders in 2020. In addition, the Board has appointed Mr. Ajdler to serve on the Board’s Compensation Committee, which he will chair.

In addition, the Board has elected David D. Sgro as Chairman of the Board, effective as of October 1, 2018.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2017 Annual Report on Form 10-K for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2017 Annual Report on Form 10-K.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer, our former Interim Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2018. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2017 Annual Report on Form 10-K (“2017 Form 10-K), our disclosure controls and procedures were ineffective as of June 30, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts were ongoing during the three and six months ended June 30, 2018, and, other than those remediation efforts described in Item 9A of our 2017 Annual Report on Form 10-K , there were no other material changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2018 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

We have continued to monitor the remedial measures through the date of this on Form 10-Q and there were no changes, other than the items discussed in Item 9A of our 2017 Annual Report on Form 10-K, to our internal control over financial reporting in the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 15 — Commitments and Contingencies, Legal Proceedings.

Item 1A.  Risk Factors.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	October 12, 2018

By:	/s/ Marco A. Martinez
Marco A. Martinez
Senior Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	October 12, 2018