Form 10-Q
period 2018-09-30
Hill International, Inc.
filed 2018-11-07
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

There were 55,558,243 shares of the Registrant’s Common Stock outstanding at October 22, 2018.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it is the Company's intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning the Company's plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

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

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10K;

•	Unfavorable global economic conditions may adversely impact its business;

•	Backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	The Company's expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties;

•	Difficulties that may occur in implementing the Company's acquisition strategy; and

•	The ability to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•	Unexpected delays in collections from clients;

•	Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Cash and cash equivalents	$23,083	$21,353
Cash - restricted	4,051	4,407
Accounts receivable, less allowance for doubtful accounts of $68,189 and $72,850	137,927	147,611
Current portion of retainage receivable	18,775	9,249
Accounts receivable - affiliates	5,373	4,599
Prepaid expenses and other current assets	8,427	9,053
Income tax receivable	1,315	2,139
Total current assets	198,951	198,411
Property and equipment, net	11,502	12,004
Cash - restricted, net of current portion	3,261	1,160
Retainage receivable	5,816	13,095
Acquired intangibles, net	2,433	3,908
Goodwill	48,404	52,658
Investments	3,799	3,639
Deferred income tax assets	3,839	4,052
Other assets	4,206	4,368
Total assets	$282,211	$293,295
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$2,986	$3,241
Accounts payable and accrued expenses	83,346	83,221
Income taxes payable	8,327	16,494
Current portion of deferred revenue	10,210	13,945
Other current liabilities	9,234	8,973
Total current liabilities	114,103	125,874
Notes payable and long-term debt, net of current maturities	44,843	34,541
Retainage payable	707	599
Deferred income taxes	403	933
Deferred revenue	13,458	7,212
Other liabilities	8,737	13,466
Total liabilities	182,251	182,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 61,840 shares and 59,389 shares issued at September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	208,007	197,104
Accumulated deficit	(78,159)	(53,983)
Accumulated other comprehensive loss	(2,278)	(4,011)
Less treasury stock of 6,546 and 6,977 shares at September 30, 2018 and December 31, 2017, respectively	(28,231)	(30,041)
Hill International, Inc. share of equity	99,345	109,075
Noncontrolling interests	615	1,595
Total equity	99,960	110,670
Total liabilities and stockholders’ equity	$282,211	$293,295

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$101,935	$123,192	$327,980	$364,748
Direct expenses	68,811	85,875	226,969	251,191
Gross profit	33,124	37,317	101,011	113,557
Selling, general and administrative expenses	41,478	38,945	112,123	112,482
Plus: Share of profit of equity method affiliates	685	—	2,616	48
Less: Loss on performance bond	—	—	7,938	—
Operating profit (loss)	(7,669)	(1,628)	(16,434)	1,123
Interest and related financing fees, net	1,275	1,035	3,855	2,066
Loss before income taxes	(8,944)	(2,663)	(20,289)	(943)
Income tax expense (benefit)	(460)	(1,068)	2,928	(368)
Loss from continuing operations	(8,484)	(1,595)	(23,217)	(575)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(752)	(863)	(12,304)
Gain on disposal of discontinued operations, net of tax	—	(1,892)	—	50,303
Total earnings (loss) from discontinued operations	—	(2,644)	(863)	37,999

Net earnings (loss)	(8,484)	(4,239)	(24,080)	37,424
Less: net earnings - noncontrolling interests	60	55	96	175
Net earnings (loss) attributable to Hill International, Inc.	$(8,544)	$(4,294)	$(24,176)	$37,249

Basic loss per common share from continuing operations	$(0.15)	$(0.03)	$(0.42)	$(0.01)
Basic loss per common share from discontinued operations	—	(0.01)	(0.02)	(0.24)
Basic gain (loss) on disposal of discontinued operations, net of tax	—	(0.04)	—	0.97
Basic earnings (loss) per common share - Hill International, Inc.	$(0.15)	$(0.08)	$(0.44)	$0.72
Basic weighted average common shares outstanding	55,476	52,371	54,466	52,065

Diluted loss per common share from continuing operations	$(0.15)	$(0.03)	$(0.42)	$(0.01)
Diluted loss per common share from discontinued operations	—	(0.01)	(0.02)	(0.24)
Diluted gain on disposal of discontinued operations, net of tax	—	(0.04)	—	0.97
Diluted earnings (loss) per common share - Hill International, Inc.	$(0.15)	$(0.08)	$(0.44)	$0.72
Diluted weighted average common shares outstanding	55,476	52,371	54,466	52,065

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings (loss)	$(8,484)	$(4,239)	$(24,080)	$37,424
Foreign currency translation adjustment, net of tax	673	1,929	1,280	(273)
Comprehensive earnings (loss)	(7,811)	(2,310)	(22,800)	37,151
Less: Comprehensive earnings (loss) attributable to non-controlling interests	52	454	(357)	438
Comprehensive earnings (loss) attributable to Hill International, Inc.	$(7,863)	$(2,764)	$(22,443)	$36,713

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(24,080)	$37,424
Loss from discontinued operations	863	12,304
Gain on sale of discontinued operations, net of taxes	—	(50,303)
Loss from continuing operations	(23,217)	(575)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in):
Depreciation and amortization	3,433	5,011
(Recovery) provision for bad debts	(3,304)	2,350
Amortization of deferred loan fees	77	789
Deferred tax (benefit) provision	(181)	706
Stock based compensation	741	2,671
Loss on sale of assets	—	184
Unrealized foreign exchange losses on intercompany balances	8,496	425
Changes in operating assets and liabilities:
Accounts receivable	12,717	10,490
Accounts receivable - affiliate	(771)	(1,243)
Prepaid expenses and other current assets	1,025	562
Income taxes receivable	550	(566)
Retainage receivable	(2,351)	9,298
Other assets	600	(4,305)
Accounts payable and accrued expenses	188	(7,888)
Income taxes payable	(8,146)	516
Deferred revenue	2,518	(25,061)
Other current liabilities	876	2,131
Retainage payable	116	(326)
Other liabilities	(6,630)	843
Net cash used in continuing operations	(13,263)	(3,988)
Net cash used in discontinued operations	(863)	(10,217)
Net cash used in operating activities	(14,126)	(14,205)
Cash flows from investing activities:
Purchases of business	—	(123)
Purchase of additional interest in Engineering S.A.	(745)	—
Purchase of property and equipment	(2,328)	(1,927)
Proceeds from sale of assets	—	60
Net cash used in investing activities of continuing operations	(3,073)	(1,990)
Net cash provided by investing activities of discontinued operations	—	129,247
Net cash (used in) provided by investing activities	(3,073)	127,257
Cash flows from financing activities:
Payments on term loans	(682)	(75)
Proceeds from term loans	—	30,000
Net borrowings (payments) on revolving loans	10,226	(28,885)
Pay-off and termination of term loan	—	(117,494)
Payments on Philadelphia Industrial Development Corporation loan	(42)	(42)
Dividends paid to noncontrolling interest	—	(18)
Payments of financing fees	—	(4,038)
Proceeds from stock issued under employee stock purchase plan	29	138
Proceeds from exercise of stock options	11,689	1,838
Net cash provided by (used in) financing activities	21,220	(118,576)
Effect of exchange rate changes on cash	(546)	(4,111)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,475	(9,635)
Cash, cash equivalents and restricted cash — beginning of period	26,920	30,262
Cash, cash equivalents and restricted cash — end of period	$30,395	$20,627

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

Note 2 — Liquidity

At September 30, 2018 our principal sources of liquidity consisted of $23,083 of cash and cash equivalents, $104 of available borrowing capacity under the Domestic Revolving Credit Facility, $4,573 of available borrowing capacity under the International Revolving Credit Facility and $1,640 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt. The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months.

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

Additionally, a reclassification was made in the presentation of the consolidated statement of cash flows for the nine months ended September 30, 2017. As a result of the adoption of ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows, the Company included restricted cash in the opening and closing "cash, cash equivalents and restricted cash" balance in this filing on the consolidated statement of cash flows for the nine months ended September 30, 2017.

Construction Claims Group Sale

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. The Construction Claims Group sale closed on May 5, 2017. For a detailed description of the transaction, see "Note 2 Discontinued Operations" in the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on August 31, 2018.

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

No single client accounted for 10% or more of revenue for the three and nine months ended September 30, 2018 or 2017.

There were 1 and 2 clients who contributed 10% or more to accounts receivable at September 30, 2018 and December 31, 2017, respectively which represents 17% and 34% of the accounts receivable balance at September 30, 2018 and December 31, 2017, respectively.

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

(g)                                    Earnings (loss) per Share

Basic earnings per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of stock and deferred stock unit awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 1,966 shares and 2,079 shares at September 30, 2018 and 2017, respectively. The Company has 96 deferred stock units outstanding at September 30, 2018 and 2017. These awards were excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 because they were antidilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loss from continuing operations	$(8,484)	$(1,595)	$(23,217)	$(575)
Less: net earnings - noncontrolling interest	60	55	96	175
Net loss from continuing operations attributable to Hill	$(8,544)	$(1,650)	$(23,313)	$(750)

In 2017, the Company's Board of Directors (the "Board") approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service, to be delivered to him after his service as ICEO. There is no circumstance in which these shares will not be issued, therefore, the shares to be issued under this grant are included in the calculation of basic weighted average shares outstanding. Basic shares outstanding for the three and nine months ended September 30, 2018 and 2017 included such shares granted, but not yet delivered, which accumulated to 263 and 81 shares through September 30, 2018 and 2017, respectively. See Note 11 - Share-Based Compensation for further details of this grant.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which will require the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU will be effective for the Company commencing January 1, 2019.  The adoption of this ASU will impact the Company’s financial statements in that all existing leases will be recorded as right-of-use assets and liabilities and the timing and classification of associated lease expenses will change. To ensure timely adoption of the new accounting standard, the Company will engage additional resources to assist with its assessment and implementation of the financial reporting and disclosure processes. The Company also began the assessment process in October 2018 by performing an inventory of domestic real estate leases of which there were approximately 40 as of October 31, 2018.

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

Note 4 — Revenue from Contracts with Customers

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

The components of the Company’s revenue by contract type and geographic region for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$2,575	$46,544	$49,119	48.2%
Latin America	2,751	—	2,751	2.7%
Europe	4,950	5,543	10,493	10.3%
Middle East	11,904	18,785	30,689	30.1%
Africa	621	6,091	6,712	6.6%
Asia/Pacific	782	1,389	2,171	2.1%
Total	$23,583	$78,352	$101,935	100.0%

	Nine Months Ended September 30, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$8,436	$143,847	$152,283	46.4%
Latin America	7,314	1,277	8,591	2.6%
Europe	15,271	15,989	31,260	9.5%
Middle East	45,377	61,066	106,443	32.5%
Africa	1,264	19,015	20,279	6.2%
Asia/Pacific	4,772	4,352	9,124	2.8%
Total	$82,434	$245,546	$327,980	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payments. The amount of revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period was $5,103 and $12,561, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with customers for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $95,955. During the following 12 months, approximately 53% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	September 30, 2018	December 31, 2017

Billed	$165,966	$186,411
Unbilled	40,150	34,050
	206,116	220,461
Allowance for doubtful accounts	(68,189)	(72,850)
Accounts receivable, less allowance for doubtful accounts	$137,927	$147,611

In September 2018, a client directly paid the Libyan government approximately $4,100 in taxes that the Company owed and in return, the Company reduced the client's outstanding accounts receivable balance for the amount paid. The outstanding accounts receivable balance of the client had been fully reserved, therefore, a portion of that reserve was reversed by the $4,100 payment. The reserve reversal was recorded in the second quarter of 2018 due to the fact that the second quarter financial statements had not been issued at the time the payment was made.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$7,604	$5,442	$16,397	$12,862
Acquired contract rights	—	—	1,007	1,007
Trade names	543	272	877	504
Total	$8,147	$5,714	$18,281	$14,373

Intangible assets, net	$2,433		$3,908

Amortization expense related to intangible assets was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017
$209	$493	$784	$1,556

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2018 (remaining 3 months)	$228
2019	912
2020	651
2021	297
2022	232

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2018:

Balance, December 31, 2017	$52,658
Translation adjustments	(4,254)
Balance, September 30, 2018	$48,404

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is subject to an impairment review at a reporting unit level, on an annual basis as of July 1st of each fiscal year, or when events occur or circumstances change that would indicate potential impairment. The Company has only one reporting unit, and therefore the entire goodwill is allocated to that reporting unit.

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of the events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company performed its annual goodwill impairment test at July 1, 2018.

Utilizing the two-step impairment test, the Company first assessed the carrying value of goodwill at the reporting unit level based on an estimate of the fair value of the respective reporting unit. Fair value of the reporting unit was estimated using a discounted cash flow analysis consisting of various assumptions, including expectations of future cash flows based on projections or forecasts derived from analysis of business prospects and economic or market trends that may occur, specifically, the Company gave significant consideration for work expected to be completed under existing contracts during the fourth quarter of 2018 or contracts expected to be executed during 2019. We also used these same expectation in a number of valuation models in addition to discounted cash flows, including, the public company method and quoted price method, and ultimately determined the fair value of our reporting unit based on weighted average calculations from these models. Based on the Company’s assessment, we determined that the fair value of our reporting unit exceeds it carrying value, and accordingly, the goodwill associated with the reporting unit is not considered to be impaired at July 1, 2018.

The Company recognizes that any changes in our actual fourth quarter 2018 or projected 2019 results could potentially have a material impact on our assessment of goodwill impairment. The Company will continue to monitor the actual performance of its operations against expectations and assess indicators of possible impairment. The valuation of goodwill is subject to a high degree of judgement, uncertainty and complexity. Should any indicators of impairment occur in subsequent periods, the Company will be required to perform an analysis in order to determine whether goodwill is impaired.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2018	December 31, 2017

Accounts payable	$31,520	$32,345
Accrued payroll and related expenses	29,557	29,569
Accrued subcontractor fees	13,848	10,814
Accrued agency fees	578	1,671
Accrued legal and professional fees	1,600	2,983
Other accrued expenses	6,243	5,839
	$83,346	$83,221

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.48%	7.32%	$29,625	$29,850
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.13%	5.25%	14,400	3,300
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	N/A	4.10%	—	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (2)	11/30/2018	Variable	5.50%	5.50%	2,078	2,316
Engineering SA Services Technicos - Consortium of Brazilian Credit Facilities (3)	12/07/2018	Fixed	4.76%	4.76%	—	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.17%	2.17%	1,745	2,202
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.42%	3.37%	250	407
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.75%	2.75%	556	599
Total notes payable and long-term debt, gross					$48,654	$38,674
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(825)	(892)
Notes payable and long-term debt					$47,829	$37,782
Current portion of notes payable					3,159	3,406
Current portion of unamortized debt discount and deferred financing costs					(173)	(165)
Current maturities of notes payable and long-term debt					2,986	3,241
Notes payable and long-term debt, net of current maturities					44,843	34,541
(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through September 30, 2018 since inception.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date as the loan is subject to periodic review by the bank. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of September 30, 2018 and December 31, 2017.
(3) The unsecured Engineering SA Services revolving credit facilities are held with two banks in Brazil and are subject to automatic renewal on a monthly basis with varying terms. The borrowing availability is based on conversion rates from Brazilian Real.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of September 30, 2018 and December 31, 2017.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant calculation for the September 30, 2018 test date.

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

Revolving Credit Facilities

The Domestic Revolving Credit Facility and the International Revolving Credit Facility provide for letter of credit sub-limits in amounts of $20,000 and €8,000 ($9,288 at September 30, 2018), respectively. The maximum Consolidated Net Leverage Ratio is 3.00 to 1.00 under the Revolving Credit Facilities for all test dates.

The Revolving Credit Facilities require payment of interest only during the term and may be repaid in whole or in part at any time, without premium or penalty, subject to certain customary limitations, and will be available to be re-borrowed from time to time through the maturity date.

The unamortized debt issuance costs of $2,019 and $2,400 are included in other assets in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum.

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum. On June 21, 2017, borrowings under the International Revolving Credit Facility were paid in full and there have not been any subsequent borrowings through September 30, 2018.

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

At September 30, 2018 the Company had $9,828 of outstanding letters of credit and $104 of available borrowing capacity under the Domestic Revolving Credit Facility. At September 30, 2018, the Company had $2,617 of outstanding letters of credit and $4,573 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility was reduced from the maximum borrowing capacity of €9,156 ($10,630 as of September 30, 2018) to €6,193 ($7,190 as of September 30, 2018).

Other Financing Arrangements

On May 1, 2018, the Company entered into a commercial premium financing agreement for the renewal of its corporate insurance policies with AFCO Premium Credit LLC ("AFCO") for $2,471. The terms of the arrangement include a $260 down payment, followed by monthly payments to be made over a ten month period at a 4.57% interest rate through February 28, 2019. On July 25, 2018, the Company entered into another financing agreement with AFCO for $86 for the renewal of additional corporate insurance policies. The terms of the arrangement include monthly payments to be made over seven months at a 4.57% interest rate through February 28, 2019.

As of September 30, 2018, the balances payable to AFCO for these arrangements was $1,178 and is reflected in other current liabilities on the consolidated balance sheets.

Note 10 — Supplemental Cash Flow Information

The following table provides additional cash flow information:

	Nine Months Ended September 30,
	2018	2017
Interest and related financing fees paid	$3,652	$5,831
Income taxes paid	$11,435	$7,713
Increase (decrease) in other current liabilities and decrease (increase) in additional paid-in capital related to ESA Put Options	$—	$(777)
Increase in additional paid-in capital from the issuance of shares of common stock from cashless exercise of stock options	$202	$—

Note 11 — Share-Based Compensation

At September 30, 2018, the Company had approximately 1,966 options outstanding with a weighted average exercise price of $4.35.  The Company did not grant any stock options during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, options for approximately 928 shares with a weighted average exercise price of $5.77 lapsed and options for approximately 285 shares with a weighted average exercise price of $4.66 were forfeited.

Pursuant to the Company’s 2008 Employee Stock Purchase Plan (the "Plan"), employees purchased approximately 6 common shares, for an aggregate purchase price of approximately $29 during the nine months ended September 30, 2018. There were no common shares purchased under the Plan during the three months ended September 30, 2018. During the three and nine months ended September 30, 2017, employees purchased approximately 5 and 36 common shares for an aggregate purchase price of approximately $24 and $138, respectively, under the Plan.

The Company recognized share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $1,048 for the three months ended September 30, 2017, and approximately $737 and $2,261 for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018, the Company recognized a cumulative net compensation expense reduction of $47 as a result of the remeasurement described below.

On May 10, 2017, the Board approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service. At the end of each month during such period, the ICEO is entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. During the three and nine months ended September 30, 2018, the ICEO accumulated an additional 53 and 138 shares, respectively. The value of the shares accumulated is remeasured each reporting period. The change in value from the previous reporting period is recorded as an adjustment to compensation expense. The remeasurement of the value of the total accumulated shares of this grant during the three months ended September 30, 2018 reduced compensation expense of $162 and increased compensation expense by $399 for the three and nine months ended September 30, 2018, respectively, and is included in the net share-based compensation expense total reflected above. The ICEO's term of service ended on October 1, 2018 at which time the ICEO had accumulated a total of 263 shares under this program.

On August 17, 2018, the Board approved the termination of Raouf S. Ghali’s (current CEO), former Employment Agreement, and the Company and Mr. Ghali entered into a written termination agreement with respect to his former Employment Agreement. Further, the Board approved the following new compensation terms, also effective October 1, 2018: (1) Base Salary of $650,000 annually; (2) Participation in the Company’s Annual Incentive Bonus Plan with an annual target cash bonus of $675,000, based on metrics to be determined by the Board; (3) Grant of $900,000 annually in shares of the Company’s common stock, 50% of which will be performance based (as determined by the Board) and 50% of which will be time vested; and (4) Participation in the Company’s 2016 Executive Retention Plan, pursuant to which Mr. Ghali will be entitled to severance equal to two times his annual base salary under certain circumstances.

Note 12 — Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity during the nine months ended September 30, 2018:

	Total	Hill International, Inc. Stockholders	Noncontrolling Interest

Stockholders’ equity, December 31, 2017	$110,670	$109,075	$1,595
Net (loss) earnings	(24,080)	(24,176)	96
Other comprehensive earnings (loss)	1,280	1,733	(453)
Comprehensive loss	(22,800)	(22,443)	(357)
Additional paid in capital	399	399	—
Exercise of stock options	11,691	11,691	—
Reversal of accrual for portion of ESA Put	745	745	—
Acquisition of additional interest in ESA	(745)	(122)	(623)
Stockholders’ equity, September 30, 2018	$99,960	$99,345	$615

Note 13 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate (AETR). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates for the three months ended September 30, 2018 and 2017 were 5.1% and 40.1%, respectively and the effective tax rates for the nine months ended September 30, 2018 and 2017 were (14.4)% and 39.0%, respectively. The Company’s effective tax rate for the three and nine month ended September 30, 2018 is lower than the comparable periods of 2017, primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

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

As of September 30, 2018, the Company has not completed its accounting for the tax effects of the 2017 Tax Act and the provisional amounts recorded at December 31, 2017 were not adjusted during the quarter ended September 30, 2018. The Company will continue to analyze the impact of the 2017 Tax Act during the accounting measurement period. The Company’s actual results may materially differ from the Company’s current estimates due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies to interpret the 2017 Tax Act.

US GAAP allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat as a period cost in the year incurred. The Company has not yet determined its tax accounting policy and the Company has included in its calculation of current US income tax expense(benefit), an amount related to its estimate of 2018 current year GILTI.

The reserve for uncertain tax positions amounted to $2,587 and $2,676 at September 30, 2018 and December 31, 2017, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. There were no such items for the three and nine months ended September 30, 2018 and 2017.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, at the balance sheet date. This includes, but is not limited to, recent earnings, internally-prepared income projections, and historical financial performance.

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

The following tables present certain information for the Project Management Group’s operations:

Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

United States	$49,119	48.2%	$59,640	48.4%	$152,283	46.4%	169,229	46.4%
Latin America	2,751	2.7%	2,889	2.3%	8,591	2.6%	9,189	2.5%
Europe	10,493	10.3%	10,811	8.8%	31,260	9.5%	30,931	8.5%
Middle East	30,689	30.1%	42,248	34.3%	106,443	32.5%	131,211	36.0%
Africa	6,712	6.6%	6,034	4.9%	20,279	6.2%	17,651	4.8%
Asia/Pacific	2,171	2.1%	1,570	1.3%	9,124	2.8%	6,537	1.8%
Total	$101,935	100.0%	$123,192	100.0%	$327,980	100.0%	$364,748	100.0%

For the three and nine months ended September 30, 2018, the United States and United Arab Emirates were the only countries to account for 10% or more of consolidated total revenue. For the three and nine months ended September 30, 2017, the United States was the only country to account for 10% or more of consolidated total revenue.

Operating Profit (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

United States	$6,422	$6,350	$20,202	$17,730
Latin America	(413)	88	(2,127)	(2,431)
Europe *	(1,084)	(57)	(1,644)	3,763
Middle East *	2,846	4,042	3,017	15,402
Africa	806	180	5,873	(533)
Asia/Pacific *	297	(658)	(191)	(1,106)
Corporate	(16,543)	(11,573)	(41,564)	(31,702)
Total	$(7,669)	$(1,628)	$(16,434)	$1,123
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Depreciation and Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Project Management	$762	$1,422	$2,793	$4,397
Corporate	164	334	640	614
Total	$926	$1,756	$3,433	$5,011

Revenue By Client Type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017

U.S. federal government	$4,329	4.2%	$3,729	3.0%	$12,124	3.7%	$10,965	3.0%
U.S. state, regional and local governments	34,047	33.4%	43,177	35.0%	103,759	31.6%	119,132	32.7%
Foreign governments	27,039	26.5%	33,524	27.2%	94,476	28.8%	105,546	28.9%
Private sector	36,520	35.9%	42,762	34.8%	117,621	35.9%	129,105	35.4%
Total	$101,935	100.0%	$123,192	100.0%	$327,980	100.0%	$364,748	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	September 30, 2018	December 31, 2017

United States	$9,132	$9,434
Latin America	713	546
Europe	535	675
Middle East	967	1,164
Africa	95	105
Asia/Pacific	60	80
Total	$11,502	$12,004

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

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. The Company has filed an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $882 and is included in other liabilities in the consolidated balance sheet at September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands).

Overview

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on August 31, 2018, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements.

The Company operates in one operating segment, the Project Management Group, which reflects how the Company is currently being managed.

Total revenue decreased $21,257, or 17.3%, to $101,935 for the third quarter of 2018 from $123,192 for the third quarter of 2017. The decrease was primarily in the Middle East, which declined 27.4% from the same period in the prior year primarily due to the winding down of certain projects. The United States also decreased 17.6% as a result of the winding down of certain projects in the Northeast, Mid-Atlantic and Western Regions. This was partially offset by a 38.3% increase in the Asia Pacific region related to a large project in Afghanistan.

Gross profit decreased $4,193, or 11.2%, to $33,124 for the third quarter of 2018 from $37,317 for the third quarter of 2017 primarily due to the winding down of major projects in the Middle East and United States partially offset by a decrease in direct expenses.

Selling, general and administrative (“SG&A”) expenses increased $2,533, or 6.5%, to $41,478 for the third quarter of 2018 from $38,945 for the third quarter of 2017 due to increased expenses of approximately $2,174 to accelerate the Company's financial filings with the SEC, an increase in foreign currency translation net losses of $3,104 related to unfavorable fluctuations in exchange rates in several countries and a $3,140 expense related to a former executive. The increases were partially offset by a $967 decrease in unapplied labor in the Middle East and United States, a decrease in indirect labor of $1,447 across the Company mainly due to staff reductions mainly related to the Company’s profit improvement plan, a $1,142 reduction in share-based compensation, which partially related to the remeasurement of the cumulative stock awarded to the former interim Chief Executive Officer, in addition to decreased share-based compensation related to our 2006 Employee Stock Option Plan and a $1,256 decrease in bad debt expense, when compared to the prior period, primarily related to a terminated project in Europe recorded during the three months ended September 30, 2017.

We had an operating loss of $7,669, for the third quarter of 2018 compared to operating loss of $1,628 for the third quarter of 2017. The increase in operating loss was primarily the result of decreased revenues in the Middle East and United States along with an increase in currency exchange losses related to unfavorable changes in exchange rates in several countries.

Income tax benefit was $460 and $1,068 for the third quarters of 2018 and 2017, respectively. The change is due to the mix of pretax profits from foreign operations, coupled with the tax effect from those profits and losses in jurisdictions with different statutory tax rates.

Net loss attributable to Hill was $8,544 for the third quarter of 2018, compared to net loss of $4,294 for the third quarter of 2017.  Diluted loss per common share attributable to Hill was $0.15 for the third quarter of 2018 based upon 55,476 diluted common shares outstanding compared to a diluted loss per common share attributable to Hill of $0.08 for the third quarter of 2017 based upon 52,371 diluted common shares outstanding.

Results of Operations

Three Months Ended September 30, 2018 Compared to
Three Months Ended September 30, 2017

Revenue by geographic region:

	Three Months Ended September 30,
	2018		2017		Change

United States	$49,119	48.2%	$59,640	48.4%	$(10,521)	(17.6)%
Latin America	2,751	2.7%	2,889	2.3%	(138)	(4.8)%
Europe	10,493	10.3%	10,811	8.8%	(318)	(2.9)%
Middle East	30,689	30.1%	42,248	34.3%	(11,559)	(27.4)%
Africa	6,712	6.6%	6,034	4.9%	678	11.2%
Asia/Pacific	2,171	2.1%	1,570	1.3%	601	38.3%
Total	$101,935	100.0%	$123,192	100.0%	$(21,257)	(17.3)%

Total revenue decreased by approximately $21,257 for the three months ended September 30, 2018 when compared to the same time period in the prior year. Consulting Fee Revenue (CFR) was $81,229 and $95,807 of the total revenue for the three months ended September 30, 2018 and 2017, respectively, which was approximately 80% and 78% of total revenues, respectively. Total revenues in the Middle East decreased approximately $11,559 due to the winding down of large projects in Saudi Arabia, Qatar and Oman. The United States also contributed to the decrease with a revenue decline of $10,521 spread across the Northeast, Mid-Atlantic and Western Regions due to the winding down of projects. These decreases were partially offset by a $601 increase in Asia Pacific due to a large project in Afghanistan and a $678 increase in Africa due in large part to the start of an additional phase of an existing project in Algeria.

Gross Profit:

	Three Months Ended September 30,
	2018			2017			Change

			% of Revenue			% of Revenue
United States	$15,329	46.2%	31.2%	$16,654	44.6%	27.9%	$(1,325)	(8.0)%
Latin America	1,127	3.4%	41.0%	1,349	3.6%	46.7%	(222)	(16.5)%
Europe	3,672	11.1%	35.0%	3,392	9.1%	31.4%	280	8.3%
Middle East	8,805	26.6%	28.7%	12,475	33.4%	29.5%	(3,670)	(29.4)%
Africa	2,869	8.7%	42.7%	2,668	7.2%	44.2%	201	7.5%
Asia/Pacific	1,322	4.0%	60.9%	779	2.1%	49.6%	543	69.7%
Total	$33,124	100.0%	32.5%	$37,317	100.0%	30.3%	$(4,193)	(11.2)%

Gross Profit for the three months ended September 30, 2018 decreased approximatively $4,193 compared to the same period in the prior year. The decrease was primarily due to a decrease in revenue in the Middle East and United States due to the winding down of projects in those regions partially offset by decreases in direct expenses.

SG&A Expense:

SG&A expenses for the three months ended September 30, 2018 increased approximately $2,533 when compared to the same period in prior year primarily due to increased expenses of approximately $2,174 to accelerate the Company's financial filings with the SEC and an increase in currency exchange losses of $3,104 related to unfavorable changes in exchange rates in several countries and a $3,140 expense related to a former executive. These increases were partially offset by a $967 decrease in unapplied labor in the Middle East and United States, a decrease in indirect labor of $1,447 across the Company mainly due to staff reductions related to the Company’s profit improvement plan, a $1,142 reduction in share-based compensation, which partially related to the remeasurement of the cumulative stock awarded to the former interim Chief Executive Officer (see Note 11 Share-Based Compensation), in addition to decreased share-based compensation related to our 2006 Employee Stock Option Plan, and a $1,256 decrease in bad debt expense when compared to the prior period, which was primarily related to a terminated project in Europe recorded during the three months ended September 30, 2017. SG&A expenses represented approximately 40.7% and 31.6% of revenue for the three months ended September 30, 2018 and 2017, respectively.

Operating Profit (Loss):

	Three Months Ended September 30,
	2018		2017		Change

		% of Revenue		% of Revenue
United States	$6,422	13.1%	$6,350	10.6%	$72	1.1%
Latin America	(413)	(15.0)%	88	3.0%	(501)	(569.3)%
Europe	(1,084)	(10.3)%	(57)	(0.5)%	(1,027)	1801.8%
Middle East *	2,846	9.3%	4,042	9.6%	(1,196)	(29.6)%
Africa	806	12.0%	180	3.0%	626	347.8%
Asia/Pacific	297	13.7%	(658)	(41.9)%	955	(145.1)%
Corporate cost	(16,543)	—	(11,573)	—	(4,970)	42.9%
Total	$(7,669)	(7.5)%	$(1,628)	(1.3)%	$(6,041)	371.1%
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Operating Loss increased approximately $6,041 in the three months ended September 30, 2018 compared to the same period in the prior year. This was primarily due to a $4,995 decrease in gross profit in the Middle East and United States and an increase in net foreign currency losses of approximately $$3,104. These decreases were partially offset by a decrease of $1,256 in bad debt expense during the current period related to an increase in expense in the prior period due to terminated project in Europe during the three months ended September 30, 2017.

Interest and Related Financing Fees, net

Interest and related financing fees increased $240 to $1,275 for the three months ended September 30, 2018 as compared with $1,035 for three months ended September 30, 2017. The three months ended September 30, 2018 included higher interest expense primarily related to our U.S. dollar-denominated revolving credit facility with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) due to higher loan balances throughout the three months ended September 30, 2018 than the three months ended September 30, 2017.

Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recognized an income tax benefit of $460 and $1,068, respectively.

The effective income tax rate for the three months ended September 30, 2018 and 2017 were 5.1% and 40.1%, respectively. The change in the Company’s effective tax rate for the three months ended September 30, 2018 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

Net Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the three months ended September 30, 2018 was $8,544, or $0.15 per diluted common share based on 55,476 diluted weighted average common shares outstanding, as compared to a net loss for the three months ended September 30, 2017 of $4,294, or $(0.08) per diluted weighted average common share based upon 52,371 diluted weighted average common shares outstanding. The net loss from continuing operations for the three months ended September 30, 2018 was $8,484, or $0.15 per diluted weighted average common share, compared to a net loss from continuing operations of $1,595, or $0.03 per diluted weighted average common share, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to
Nine Months Ended September 30, 2017

Revenue by geographic region:

	Nine Months Ended September 30,
	2018		2017		Change

United States	$152,283	46.4%	$169,229	46.4%	$(16,946)	(10.0)%
Latin America	8,591	2.6%	9,189	2.5%	(598)	(6.5)%
Europe	31,260	9.5%	30,931	8.5%	329	1.1%
Middle East	106,443	32.5%	131,211	36.0%	(24,768)	(18.9)%
Africa	20,279	6.2%	17,651	4.8%	2,628	14.9%
Asia/Pacific	9,124	2.8%	6,537	1.8%	2,587	39.6%
Total	$327,980	100.0%	$364,748	100.0%	$(36,768)	(10.1)%

Total revenue decreased by approximately $36,768 for the nine months ended September 30, 2018 when compared to the same time period in the prior year. CFR was $261,794 and $293,764 of the total revenue for the nine months ended September 30, 2018 and 2017, respectively, which was approximately 80% and 81% of total revenues, respectively. Total revenues decreased approximately $24,768 in the Middle East and $16,946 in the United States due to the winding down of projects. These decreases were partially offset by an increase in Africa of approximately $2,628 and Asia Pacific of approximately $2,587 due to the addition of new work.

Gross Profit:

	Nine Months Ended September 30,
	2018			2017			Change

			% of Revenue			% of Revenue
United States	$46,034	45.6%	30.2%	$49,580	43.7%	29.3%	$(3,546)	(7.2)%
Latin America	3,582	3.5%	41.7%	3,538	3.1%	38.5%	44	1.2%
Europe	10,918	10.8%	34.9%	9,867	8.7%	31.9%	1,051	10.7%
Middle East	29,324	29.0%	27.5%	39,362	34.7%	30.0%	(10,038)	(25.5)%
Africa	8,165	8.1%	40.3%	7,987	7.0%	45.2%	178	2.2%
Asia/Pacific	2,988	3.0%	32.7%	3,223	2.8%	49.3%	(235)	(7.3)%
Total	$101,011	100.0%	30.8%	$113,557	100.0%	31.1%	$(12,546)	(11.0)%

Gross Profit for the nine months ended September 30, 2018 decreased approximately $12,546 compared to the same period in the prior year. The decrease was primarily due to a reduction of approximately $10,038 in the Middle East and $3,546 in the United States as a result of lower revenues due to the winding down of projects which was partially offset by a reduction of direct expenses.

SG&A Expense:

Selling, General and Administrative expenses for the nine months ended September 30, 2018 decreased approximately $359 when compared to the same period in prior year. This decrease was largely the result of an approximately $4,722 decrease in unapplied labor costs in the Middle East and United States, a $6,644 decrease in indirect labor costs mainly due to staff reductions related to the company’s profit improvement plan, and a bad debt reversal in Libya due to the collection of a previously written off account of approximately $4,100. These reductions were largely offset by an expense increase of approximately $5,140 due to increased resources utilized to bring the Company current with its financial filings with the SEC and net foreign currency translation losses, which increased approximately $9,220 due to a weakened Euro, Turkish Lira and Brazilian Real when compared to the same period last year. SG&A expenses represented approximately 34.2% and 30.8% of revenue for the nine months ended September 30, 2018 and 2017, respectively.

Operating Profit (Loss):

	Nine Months Ended September 30,
	2018		2017		Change

		% of Revenue		% of Revenue
United States	$20,202	13.3%	$17,730	10.5%	$2,472	13.9%
Latin America	(2,127)	(24.8)%	(2,431)	(26.5)%	304	(12.5)%
Europe (a)	(1,644)	(5.3)%	3,763	12.2%	(5,407)	(143.7)%
Middle East (a, b)	3,017	2.8%	15,402	11.7%	(12,385)	(80.4)%
Africa	5,873	29.0%	(533)	(3.0)%	6,406	(1201.9)%
Asia/Pacific (a)	(191)	(2.1)%	(1,106)	(16.9)%	915	(82.7)%
Corporate cost	(41,564)	—	(31,702)	—	(9,862)	31.1%
Total	$(16,434)	(5.0)%	$1,123	0.3%	$(17,557)	(1563.4)%
a. includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
b. includes loss on performance bond.

Operating Profit decreased approximately $17,557 in the nine months ended September 30, 2018 compared to the same period in the prior year. The decrease in operating profit is primarily the result of decreased gross profits in the Middle East and the United States, net foreign currency translation loss increases, one time charges related to the company’s restatement activities and a loss on a performance bond, as described in the paragraph below. These decreases were partially offset by an increase in the United States from decreased unapplied labor, decreased indirect wages across the Company driven by the profit improvement plan and a bad debt reversal in Libya.

On February 8, 2018, the we received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. We are taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed our case and we have filed an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, we fully reserved the performance guarantee payment in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations for the nine months ended September 30, 2018.

Interest and Related Financing Fees, net

Interest and related financing fees increased $1,789 to $3,855 for the nine months ended September 30, 2018 as compared with $2,066 for nine months ended September 30, 2017. This increase is attributable to the majority of interest charges related to debt that was paid off as part of the Construction Claims Group sale being allocated to discontinued operations during the nine months ended September 30, 2017. All interest charges in 2018 have been recorded within continuing operation.

Income Taxes

For the nine months ended September 30, 2018 and 2017, the Company recognized an income tax expense of $2,928 and an income tax benefit of $368, respectively.

The effective income tax rate for the nine-month periods ended September 30, 2018 and 2017 was (14.4)% and 39.0%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2018 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

 Net Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the nine months ended September 30, 2018 was $24,176, or $0.44 per diluted common share based on 54,466 diluted weighted average common shares outstanding, as compared to net income attributable to Hill International, Inc. for the nine months ended September 30, 2017 of $37,249, or $0.72 per diluted weighted average common shares based upon 52,065 diluted weighted average common shares outstanding. Net loss from continuing operations for the nine months ended September 30, 2018 was $23,217, or $0.42 per diluted weighted average common share, compared to net a net loss from continuing operations of $575, or $0.01 per diluted weighted average common shares, for the nine months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, our primary sources of liquidity consisted of $23,083 of cash and cash equivalents and $6,317 of available borrowing capacity under our various credit facilities. See Note 9 to our consolidated financial statements for a description of our credit facilities and term loans. We believe that we have sufficient liquidity to support the anticipated cash needs of our operations over the next twelve months. However, significant unforeseen events, such as termination or cancellation of major contracts or further delays in receivable collections, could adversely affect our liquidity and results of operations.

Sources of Additional Capital

We have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2018, we had approximately $69,689 of availability under these arrangements.

We cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flow Activity For the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2018, cash, cash equivalents and restricted cash increased by $3,475 to $30,395. Cash used in operations was $14,126, cash used in investing activities was $3,073 and cash provided by financing activities was $21,220. We also experienced a decrease in cash of $546 from the effect of foreign currency exchange rate fluctuations.

Operating Activities

Our operations used cash of $14,126 for the nine months ended September 30, 2018. This compares to cash used in operating activities of $14,205 for the nine months ended September 30, 2017. We had a consolidated net loss from continuing operations for the nine months ended September 30, 2018 of $23,217 compared to a net loss from continuing operations of $575 for the nine months ended September 30, 2017. During 2018, there was an add back of foreign exchange expense of $8,496 primarily due to the continued weakening of the Turkish Lira, Brazilian Real and Euro.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds and other letters of credit at September 30, 2018 and December 31, 2017 was $7,312 and $5,567, respectively.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business, as well as our acquisition activity.

Investing Activities

Net cash used in investing activities was $3,073 for the nine months ended September 30, 2018, primarily due to purchases of property and equipment in the normal course of business. Net cash provided by investing activities was $127,257 for the nine months ended September 30, 2017, as a result of the disposition of the discontinued operations during the period.

Financing Activities

Net cash provided by financing activities was $21,220 for the nine months ended September 30, 2018 primarily related to the exercise of employee stock options during the period and net borrowings on the revolver. Net cash used in financing activities was $118,576 for the nine months ended September 30, 2017 primarily related to the repayment of the 2014 term loan in conjunction with the sale of the discontinued operations in the second quarter of 2017.

Backlog

Our backlog represents Consulting Fee Revenue (CFR), which includes management’s estimate of the amount of contracts and awards in hand that we expect to recognize as CFR in future periods as a component of total revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

Backlog is not a measure defined in U.S. generally accepted accounting principles, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to us for services provided through the termination date. Historically, the impact of terminations and modifications on our realization of CFR from our backlog has not been significant; however, there can be no assurance that such changes will not be significant in the future. Furthermore, reductions of our backlog as a result of contract terminations and modifications may be offset by additions to the backlog.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future CFR. The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
September 30, 2018
United States	$454,141	55.4%	$126,099	44.0%
Latin America	23,736	2.9%	12,017	4.2%
Europe	83,604	10.2%	32,676	11.4%
Middle East	168,908	20.6%	83,272	29.1%
Africa	68,939	8.4%	24,403	8.5%
Asia/Pacific	20,370	2.5%	8,099	2.8%
Total	$819,698	100.0%	$286,566	100.0%

December 31, 2017
United States	$449,621	53.2%	$116,975	37.5%
Latin America	13,350	1.6%	8,789	2.8%
Europe	45,446	5.4%	29,887	9.6%
Middle East	250,956	29.6%	126,965	40.6%
Africa	67,491	8.0%	23,111	7.4%
Asia/Pacific	18,935	2.2%	6,500	2.1%
Total	$845,799	100.0%	$312,227	100.0%

At September 30, 2018, our backlog was approximately $819,698 compared to approximately $845,799 at December 31, 2017. This reduction in backlog is primarily due to the cancellation and reduction of scope of work for certain projects of approximately $32,000 in the Middle East during the second quarter of 2018.

Our 2018 year to date net CFR bookings of $235,693 equates to a book-to-bill ratio for the quarter ended September 30, 2018 of 90.0%. Our book to bill ratio, a non-GAAP measure, is determined by taking our net CFR bookings and dividing by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. For the period ended September 30, 2018, the company saw a backlog decrease primarily due to contract reductions on three major projects in Saudi Arabia. We estimate that approximately $286,566 or 35.0% of the backlog at September 30, 2018, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $95,955 and the backlog of $819,698 at September 30, 2018 is due to the backlog including the full value of customer contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer, Interim Chief Financial Officer, former Interim Chief Executive Officer and former Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2017 Annual Report on Form 10-K (“2017 Form 10-K), our disclosure controls and procedures were ineffective as of September 30, 2018 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting previously identified by management as of December 31, 2017 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2017 Form 10-K.

Changes in Internal Control Over Financial Reporting

Our remediation efforts, for material weaknesses previously reported, were ongoing during the three and nine months ended September 30, 2018, and, described in Item 9A of our 2017 Annual Report on Form 10-K.

In conjunction with our closing process for the 10-Q dated September 30, 2018, management identified a material weakness, not previously reported, in the controls related to the stock option program. The company did not maintain effective controls over the monitoring of employee termination dates related to participants in the stock option program, which resulted in the exercising of stock options that had vested subsequent to individual’s respective termination dates. The Company plans to develop policies, procedures, and controls to ensure the proper oversight of the stock option program to prevent future occurrences.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits

10.1
Nomination and Standstill Agreement, dated as of September 12, 2018, by and among Hill International Inc. and the persons and entities listed on Schedule A thereto (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2018 and incorporated herein by reference.)

10.2	Termination Agreement, dated as of October 1, 2018, by and between Hill International, Inc. and Raouf Ghali.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 7, 2018

By:	/s/ Gregory Wolf
Gregory Wolf
Interim Vice President and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 7, 2018