Form 10-K
period 2018-12-31
Hill International, Inc.
filed 2019-04-01
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
Commission file number 001-33961
HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Commerce Square
2005 Market Street, 17th Floor
Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code:
(215) 309-7700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2018 was approximately $325,297,432. As of March 28, 2019, there were 55,659,356 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2019 Annual Meeting of Stockholders ("2019 Proxy Statement") are incorporated by reference in Part III.

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

We do not intend, and undertake no obligation, to update any forward-looking statement. In accordance with the Reform Act, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-K, in our other filings with the Securities and Exchange Commission (the "SEC") or in materials incorporated therein by reference.

Item 1. Business.

General

Hill International, Inc., with approximately 2,700 professionals in more than 50 offices worldwide, provides project management, construction management and other consulting services primarily to the building, transportation, environmental, energy and industrial markets. The terms “Hill”, the “Company”, “we”, “us” and “our” refer to Hill International, Inc.

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

The Company provides fee-based construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

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

Clients

Our clients consist primarily of the United States federal, state and local governments, other national governments, and the private sector. The following table sets forth our breakdown of revenue attributable to these categories of clients for the years ended December 31, 2018, 2017 and 2016:

Revenue By Client Type

	2018		2017		2016
U.S. federal government	$16,610	3.9%	$15,105	3.1%	$12,050	2.3%
U.S. state, regional and local governments	136,904	31.9%	156,183	32.3%	155,976	30.2%
Foreign governments	117,361	27.4%	133,655	27.6%	170,567	33.1%
Private sector	157,804	36.8%	178,793	37.0%	177,419	34.4%
Total	$428,679	100.0%	$483,736	100.0%	$516,012	100.0%

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Largest client	6.0%	6.0%	9.0%
2nd largest client	5.0%	6.0%	5.0%
3rd largest client	4.0%	4.0%	5.0%
4th largest client	3.0%	3.0%	4.0%
5th largest client	3.0%	3.0%	4.0%
Top 5 largest clients	21.0%	22.0%	27.0%

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

Doing business with governments is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We believe that the ability to understand these requirements and to successfully conduct business with government agencies is a barrier to entry for smaller, less experienced competitors. Most government contracts, including those with foreign governments, are subject to termination by the government, to government audits and to continued appropriations. For the years ended December 31, 2018, 2017 and 2016, revenue from U.S. and foreign government contracts represented approximately 63.2%, 63.0% and 65.6% of our total revenue, respectively.

We are required from time to time to obtain various permits, licenses and approvals in order to conduct our business in many of the jurisdictions where we operate. Our business of providing project management services is not subject to significant regulation by state, federal or foreign governments.

Contracts

The Company adopted Accounting Standards Update ("ASU") 2014-09 on January 1, 2018. Under Accounting Standards Codification ("ASC") 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

The price provisions of our customer contracts can be grouped into two broad categories: Time and materials and fixed price. Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Under fixed price contracts, the Company’s clients pay an agreed upon amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. See Note 4 in Part II item 8 "Financial Statements and Supplementary Data ," in this Form 10-K for more information

Consulting Fee Revenue

We believe an important performance measure is consulting fee revenue (“CFR”). The professionals we deploy to execute contracts are occasionally subcontractors. We generally bill our clients the actual cost of these subcontractors and recognize this cost as both revenue and direct expense. CFR refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

Backlog

We believe an important indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in hand that we expect to recognize as CFR in future periods. Our backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
As of December 31, 2018
United States	$429,237	58.0%	$110,012	42.4%
Latin America	22,495	3.0%	11,871	4.6%
Europe	83,974	11.3%	32,489	12.5%
Middle East	116,913	15.9%	71,267	27.5%
Africa	69,941	9.4%	26,710	10.3%
Asia/Pacific	17,713	2.4%	7,134	2.7%
Total	$740,273	100.0%	$259,483	100.0%

	Total Backlog		12-Month Backlog
As of December 31, 2017
United States	$449,621	53.2%	116,975	37.5%
Latin America	13,350	1.6%	8,789	2.8%
Europe	45,446	5.4%	29,887	9.6%
Middle East	250,956	29.6%	126,965	40.6%
Africa	67,491	8.0%	23,111	7.4%
Asia/Pacific	18,935	2.2%	6,500	2.1%
Total	$845,799	100.0%	$312,227	100.0%

At December 31, 2018, our backlog was $740,273, compared to $845,799 at December 31, 2017. The reduction in backlog is primarily due to execution of the prior backlog and the cancellation or substantial reduction of scope of work for certain projects, primarily in the Middle East. All of these projects were initially contracted in years prior to 2018.

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2018, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP Parsons Brinckerhoff, Inc., Turner Construction Co., HNTB, and Dar Group.

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

Executive Officers

Name	Age	Position
Raouf S. Ghali	57	Chief Executive Officer
Michael V. Griffin	65	Regional President, Americas
William H. Dengler, Jr.	52	Executive Vice President and Chief Administrative Officer
Todd Weintraub	55	Chief Financial Officer
Abdo E. Kardous	59	Regional President, Middle East
J. Charles Levergood	57	Senior Vice President of Business Development, Americas

RAOUF S. GHALI has been a member of our Board of Directors since August 2016 and our Chief Executive Officer since October 2018. Prior to that, he was our Chief Operating Officer from January 2015 to October 2018, President of our Project Management Group (International) from January 2005 to January 2015, Senior Vice President in charge of project management operations in Europe, North Africa and the Middle East from 2001 to 2004, and Vice President from 1993 to 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993.  Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne.

MICHAEL V. GRIFFIN has been our Regional President, Americas since September 2017. Mr. Griffin started his career with Hill in 1981. Prior to joining us, Mr. Griffin worked for the City of Philadelphia in the Department of Public Property. He has more than 40 years of construction industry experience and has managed or overseen the delivery of a wide variety of technically complex facilities and projects. He has proven expertise in the planning, design and construction of major building, transportation and heavy civil construction projects. He earned both a B.E. and a M.E. in civil engineering from Villanova University, and a MBA in finance from La Salle University. He is a registered Professional Engineer in Pennsylvania, New Jersey, New York and Maryland.

WILLIAM H. DENGLER, JR. has been our Executive Vice President and Chief Administrative Officer since November 2018. Prior to that, he was Executive Vice President and General Counsel from August 2016 to November 2016, Senior Vice President and General Counsel from 2007 to 2016, Vice President and General Counsel from 2002 to 2007, and Corporate Counsel from 2001 to 2002. Mr. Dengler also serves as corporate secretary to Hill and its subsidiaries. Prior to joining Hill, Mr. Dengler served as Assistant Counsel to former New Jersey Governors Donald DiFrancesco and Christine Todd Whitman from 1999 to 2001. Mr. Dengler earned his B.A. in political science from McDaniel College and his J.D. from Rutgers University School of Law at Camden. He is licensed to practice law in New Jersey, as well as before the U.S. Court of Appeals for the Third Circuit and the U.S. Supreme Court.

TODD WEINTRAUB has been our Chief Financial Officer since November 2018. Mr. Weintraub has nearly 30 years of experience, including serving as CFO, Corporate Controller, Director of Accounting and Accounting Manager for six publicly traded companies. In addition, Mr. Weintraub has served on the Board of Directors for multiple companies, including International Matex Tank Terminals, Atlantic Aviation, Macquarie Renewable Energy Holdings, Hawaii Gas and Parking Company of America, where he was Chair. As CFO, Mr. Weintraub has been a key contributor whose companies have produced above market shareholder returns. He has a proven track record of implementing effective financial controls and operational improvements, deploying growth capital, executing mergers and acquisitions, managing a portfolio of operating businesses, optimizing capital structure and performing capital markets activities and investor relations. Mr. Weintraub graduated Magna Cum Laude from Siena College in 1990.

ABDO E. KARDOUS assumed the post of Regional President, Middle East in April 2018. Mr. Kardous joined Hill in 1997 as part of the Grand Mosque team, was promoted to Vice President in our Dubai office, and then named SVP Middle East. He was key to establishing Hill’s presence across the Gulf Cooperation Council before serving as Hill’s Senior Vice President and Managing Director for the Asia/Pacific Region. Mr. Kardous is a member of both the Chartered Institute of Building (CIOB) and Association for Project Management (API), and has recently served on the Advisory Board of the Chicago based Council of Tall Buildings and Urban Habitat (CTBUH). He holds a B.S., Magna Cum Laude, in Civil Engineering, from the University of Maryland and an M.S. in Civil Engineering from the University of California, Berkley. Mr. Kardous brings more than 30 years of experience to the Middle East region, with expertise in the design, procurement, construction, and delivery of multi-billion-dollar projects in the residential, hospitality, energy, infrastructure, and marine sectors, among others. He was also named Hill Internationals' Project Manager of the Year in 2001.

J CHARLES LEVERGOOD is our Senior Vice President of Business Development, Americas. Mr. Levergood brings 32 years of experience in strategic business development, marketing and sales, consulting services, and construction management for multi-billion-dollar pursuits. Prior to joining Hill, he worked for 13 years at Jacobs Engineering Group in a variety of positions, most recently as Vice President of Mega Sales and Global Strategy for Jacobs’ Global Buildings and Infrastructure group. Mr. Levergood also served as Vice President with Parsons Brinckerhoff and earlier as Director of Marketing with HNTB. Mr. Levergood earned his B.S.C.E. in Civil Engineering from Bucknell University and his M.S.C.E. in Civil Engineering from Purdue University. He is a registered professional engineer in Indiana, Maryland, Virginia, and the District of Columbia.

Employees

At February 28, 2019, we had 2,664 professionals. Of these professionals, 2,570 worked in our Project Management Group and 94 worked in our Corporate offices. Our personnel included 2,304 full-time employees, 107 part-time employees, 199 independent external contractors and 54 external contractors provided by third-party agencies. We are not a party to any collective bargaining agreements.

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

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or canceled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receive. Included in our backlog is the maximum amount of all indefinite delivery/indefinite quantity (“ID/IQ”), or task order, contracts, or a lesser amount if we do not reasonably expect to be issued task orders for the maximum amount of such contracts. A significant amount of our backlog is derived from ID/IQ contracts and we cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts.

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

We are required to provide Performance Guarantees to our clients on some of our projects. If claims are made by our clients on the Performance Guarantees, the result could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We are often required to provide a Performance Guarantee to our clients on projects. The guarantees provide monetary compensation to the client should we fail to perform our obligations under the contract. Some of these Performance Guarantees are unconditional in that the client can request and receive payment at any time, for any reason. Historically, payments have not been unconditionally claimed from our clients. Performance Guarantee claims made by clients could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Brexit may impact our business in Europe.

The June 2016 referendum result in the United Kingdom to exit the European Union (commonly known as “Brexit”), and the subsequent commencement of the official withdrawal process by the United Kingdom government in March 2017, has created uncertainties affecting business operations in the United Kingdom and the European Union. Until the terms of the United Kingdom's potential exit from the European Union in 2019 are determined, including any transition period, it is difficult to predict its impact. It is possible that the withdrawal could, among other things, affect the legal and regulatory environments to which our businesses are subject, impact trade between the United Kingdom and the European Union and other parties, and create economic and political uncertainty in the region.

New legal requirements in connection with climate change could adversely affect our operating results.

Our business and results of operations could be adversely affected by the passage of new climate change, defense, environmental, infrastructure and other laws, policies and regulations. Growing concerns about climate change and greenhouse gases, such as those adopted under the United Nations COP-21 Paris Agreement or the EPA Clean Power Plan, may result in the imposition of additional environmental regulations for our clients' projects in the buildings, transportation, environmental, energy and industrial markets worldwide. For example, legislation, international protocols, regulation or other restrictions on emissions regulations could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

Risks Related to Ownership of Our Common Stock

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Annual Report on Form 10-K, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2018.

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

The NYSE could suspended trading of our common stock and may delist our common stock from trading on its exchange, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

On August 13, 2018, the NYSE announced the suspension of trading of our common stock due to non-compliance with Section 802.01E of the NYSE’s Listed Company Manual and announced that it was initiating proceedings to delist our common stock.  As a result of the suspension, our common stock began trading on August 14, 2018 under the symbol “HILI” on the OTC Pink, which is operated by OTC Markets Group Inc. The Company filed a Request for Review (the “Review Request”) to a Committee of the Board of Directors of NYSE Regulation (the “Committee”) with respect to the NYSE’s determination to initiate delisting proceedings. The Company expected that the Committee would hold a hearing on the Review Request on or after 25 business days from the date of filing the Review Request. The Company became current in its periodic reports filed with the Securities and Exchange Commission on October 12, 2018 and as a result, the New York Stock Exchange lifted its suspension on the trading of the Company’s common stock. Trading of the Company’s common stock resumed effective Thursday, October 18, 2018, under the Company’s previous ticker symbol, “HIL,” and delisting proceedings against the Company ceased.

If the NYSE were to delists our common stock from listing on its exchange and we are not able to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market, such as the OTC Pink. If this were to occur, we could face significant material adverse consequences, including:

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

As of March 28, 2019, there were 55,659 shares of our common stock outstanding. An additional 1,943 shares of our common stock may be issued upon the exercise of options held by employees, management and directors. We also have the authority, as determined by our Board of Directors, to issue up to 1,000 shares of preferred stock and additional options to purchase 3,321 shares of our common stock without stockholder approval. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.                   Properties.

Our executive and certain operating offices are currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. In addition to our executive offices, we have approximately 60 operating leases for office facilities throughout the world.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are:

United States	Europe	Middle East
Boston, MA	Amsterdam, Netherlands	Abu Dhabi, UAE
Cleveland, OH	Athens, Greece	Doha, Qatar
Columbus, OH	Belgrade, Serbia	Dubai, UAE
Hartford, CT	Bucharest, Romania	Jeddah, Saudi Arabia
Houston, TX	Dusseldorf, Germany	Manama, Bahrain
Irvine, CA	Frankfurt, Germany	Muscat, Oman
Irving, TX	Istanbul, Turkey	Riyadh, Saudi Arabia
Jacksonville, FL	Lisbon, Portugal
Miami, FL	London, UK	Africa
New York, NY	Madrid, Spain	Algiers, Algeria
New Orleans, LA	Pristina, Kosovo	Cairo, Egypt
Ontario, CA	Warsaw, Poland	Casablanca, Morocco
Orlando, FL	Wroclaw, Poland	Tripoli, Libya
Philadelphia, PA (Headquarters)
Phoenix, AZ	Latin America	Asia/Pacific
Pittsburgh, PA	Bogota, Colombia	Astana City, Kazakhstan
San Francisco, CA	Mexico City, Mexico	Gurgaon, India
San Jose, CA	Sao Paulo, Brazil	Hong Kong, China
Seattle, WA		Mumbai, India
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

Knowles Limited (“Knowles”), a subsidiary of the Company’s former Construction Claims Group, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. The Company is evaluating the impact of the judgment of the Court.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has historically been traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIL.” On August 13, 2018, the NYSE suspended the trading of our common stock and commenced proceedings to delist our common stock due to our failure to be current in our periodic reporting obligations with the SEC. As a result, on August 14, 2018, our common stock commenced trading on the OTC Pink Marketplace under the symbol “HILI”. As a result of becoming current in periodic reports filed with the Securities Exchange Commission, the New York Stock Exchange lifted its suspension on the trading of the Company’s common stock, and the Company’s common stock resumed trading on Thursday, October 18, 2018, under the Company’s previous ticker symbol, “HIL,” and the New York Stock Exchange is no longer pursuing delisting proceedings against the Company.

Stockholders

As of December 31, 2018, there were approximately 63 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. There are approximately 2,400 beneficial owners of our common stock.

Dividends

We have not paid any dividends on our common stock. The payment of dividends in the future will be contingent upon our earnings, if any, capital requirements and general financial condition of our business. Our Secured Credit Facilities currently limit the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The table setting forth this information is included in Part III — Item 12 ("Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters") of this Form 10-K.

Recent Sales of Unregistered Securities

None.

Performance Graph

The performance graph and table below compare the cumulative total return of our common stock for the period from December 31, 2013 to 2018 with the comparable cumulative total returns of the Russell 2000 Index (of which the Company was a component stock) and a peer group which consists of the following eight companies:  AECOM (ACM), Fluor Corporation (FLR), Granite Construction Incorporated (GVA), Jacobs Engineering Group Inc. (JEC), KBR, Inc. (KBR), NV5 Global, Inc. (NVEE), Tutor Perini Corporation (TPC), and Tetra Tech, Inc. (TTEK).

	2013	2014	2015	2016	2017	2018
Hill International, Inc.	$100.00	$97.22	$98.23	$110.10	$137.89	$78.03
Russell 2000 Index	100.00	103.52	97.62	116.59	131.88	115.85
Peer Group	100.00	95.28	104.84	147.03	187.14	174.98

Item 6.      Selected Financial Data.

The following is selected financial data from our audited consolidated financial statements for each of the last five years. This data should be read in conjunction with our consolidated financial statements (and related notes) appearing in Item 8 of this report and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On January 1, 2018, the Company adopted Accounting Standards Update 2014-09 on a modified retrospective basis, which allowed revenue for 2018 to be recognized according to the new Accounting Standards Codification ("ASC") 606 and previous years reported revenue to remain in accordance with the standard that was replaced, ASC 605. See Note 4 - "Revenue from Contracts with Clients" to our consolidated financial statements for additional information. On May 5, 2017, the sale of the Construction Claims Group was finalized, which is reported as discontinued operations for each year presented. See Note 5 - "Discontinued Operations" to our consolidated financial statements for additional information. The data presented below is in thousands, except for (loss) earnings per share data.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Total revenue	$428,679	$483,736	$516,012	$544,760	$489,348
Direct expenses	297,988	336,883	358,943	373,544	322,733
Gross profit	130,691	146,853	157,069	171,216	166,615
Selling, general and administrative expenses	148,038	151,186	170,682	172,649	146,265
Share of (profit) loss of equity method affiliates	(4,322)	(3,777)	37	237	—
Less: Loss on performance bond	7,938	—	—	—	—
Operating profit (loss)	(20,963)	(556)	(13,650)	(1,670)	20,350
Interest and related financing fees, net	5,310	3,031	2,355	3,611	3,099
(Loss) earnings before income taxes	(26,273)	(3,587)	(16,005)	(5,281)	17,251
Income tax expense	4,239	3,103	5,955	5,833	9,997
(Loss) earnings from continuing operations	(30,512)	(6,690)	(21,960)	(11,114)	7,254
Discontinued Operations:
Loss from discontinued operations	(863)	(14,479)	(11,776)	(2,564)	(18,627)
Gain on disposal of discontinued operations , net of tax	—	48,713	—	—	—
Total gain (loss) from discontinued operations	(863)	34,234	(11,776)	(2,564)	(18,627)

Net earnings (loss)	(31,375)	27,544	(33,736)	(13,678)	(11,373)
Less: net earnings - noncontrolling interests	86	178	76	823	1,304
Net earnings (loss) attributable to Hill International, Inc.	$(31,461)	$27,366	$(33,812)	$(14,501)	$(12,677)

Basic (loss) earnings per common share from continuing operations	$(0.56)	$(0.13)	$(0.43)	$(0.24)	$0.13
Basic loss per common share from discontinued operations	(0.01)	(0.28)	(0.22)	(0.05)	(0.42)
Basic gain on disposal of discontinued operation, net of tax	—	0.93	—	—	—
Basic earnings (loss) per common share - Hill International, Inc.	$(0.57)	$0.52	$(0.65)	$(0.29)	$(0.29)
Basic weighted average common shares outstanding	54,769	52,175	51,724	50,874	44,370
Diluted (loss) earnings per common share from continuing operations	$(0.56)	$(0.13)	$(0.43)	$(0.24)	$0.13
Diluted loss per common share from discontinued operations	(0.01)	(0.28)	(0.22)	(0.05)	(0.42)
Diluted gain on disposal of discontinued operation, net of tax	—	0.93	—	—	—
Diluted earnings (loss) per common share - Hill International, Inc.	$(0.57)	$0.52	$(0.65)	$(0.29)	$(0.29)
Diluted weighted average common shares outstanding	54,769	52,175	51,724	50,874	44,370

	Years Ended December 31,
	2018	2017	2016	2015	2014
Discontinued Operations Data:
Revenue	$—	$62,149	$169,252	$168,029	$153,839
Operating (loss) profit	(863)	(4,975)	3,970	10,753	9,842
Interest and related financing fees, net	—	8,858	11,271	11,053	27,386
Gain (Loss) before income taxes	(863)	47,610	(7,301)	(300)	(17,544)
Gain (Loss) from discontinued operations	$(863)	$34,234	$(11,776)	$(2,564)	$(18,627)

	As of December 31,
	2018	2017	2016	2015	2014
Selected Balance Sheet Data:
Cash and cash equivalents	$18,711	$21,353	$25,637	$24,089	$30,124
Accounts receivable, net	117,469	128,133	164,844	187,721	146,035
Current assets held for sale	—	—	54,651	60,092	53,393
Current assets	183,095	198,411	266,461	295,723	257,294
Assets held for sale	—	—	32,091	36,199	37,649
Total assets	264,769	293,295	400,075	426,455	396,072
Current liabilities held for sale	—	—	25,888	27,350	28,779
Current liabilities	109,039	125,874	139,525	144,596	139,968
Liabilities held for sale	—	—	5,087	6,730	3,787
Total debt	47,951	37,782	144,103	144,983	121,524
Stockholders’ equity:
Hill International, Inc. share of equity	$93,840	$109,075	$74,358	$101,577	$106,710
Noncontrolling interests	605	1,595	1,994	2,360	9,944
Total equity	$94,445	$110,670	$76,352	$103,937	$116,654

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion should be read in conjunction with the other sections of this report, including the Financial Statements and supplementary Data, contained in Part II, Item 8 of this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in Part I, “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A.“Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits. We also provide services under fixed price contracts or time and materials contracts with a cap.

The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both revenue and direct expense. CFR refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

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

Selling, general and administrative expenses (“SG&A”) consist primarily of personnel costs that are not billable and corporate or regional costs such as sales, business development, proposals, operations, finance, human resources, legal, marketing, management and administration.

Discontinued operations includes the results of our former Construction Claims Group, which was sold on May 5, 2017.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements as described in Note 3 to the consolidated financial statements, areas that are particularly significant are discussed below. We believe our assumptions are reasonable and appropriate, however actual results may be materially different than estimated.

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

The majority of our contracts are for consulting projects where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus contracts, we charge our clients for our costs, including both direct and indirect costs, plus a fixed fee or rate.

Under time and materials contracts with a cap value, we charge our clients for time and materials based upon the work performed subject to a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, we estimate the total contract price in accordance with the variable consideration guidelines and only include consideration we expect to receive. When we expect to reach the cap value, we generally renegotiate the contract or cease work when the maximum contract value is reached. We continue to work if it is probable that the contract will be extended. We only include consideration on contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If we continue to work and are uncertain that a contract change order will be processed, the variable consideration will be constrained until it is probable that the contract will be renegotiated. We are only entitled to consideration for the work we have performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, our clients pay an agreed amount negotiated in advance for a specified scope of work. We are guaranteed to receive the consideration to the extent that we deliver under the contract. We recognize revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the client. We assess contracts quarterly and may recognize any expected future loss before actually incurring the loss. When we expect to reach the total consideration under the contract, we begin to negotiate a change order.

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either we or our client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the client’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If we are having difficulties in renegotiating the change order, we will stop work if possible, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

Claims are amounts in excess of the agreed contract price that we seek to collect from clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Costs related to change orders and claims are recognized when they are incurred.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector), historical contract performance, historical collection and delinquency trends, client credit worthiness, and general economic and political conditions.  At December 31, 2018 and 2017, the allowance for doubtful accounts was $71,277 and $72,850, respectively. The allowance for doubtful accounts balance included approximately $42,758 and $46,191 related to our receivables in Libya at December 31, 2018 and 2017, respectively.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. We test goodwill annually for impairment during the third fiscal quarter. To determine the fair value of our reporting unit, we use the discounted cash flow method and the quoted price method, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2018, the fair value of the Company exceeded its carrying value. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment. Changes in future market conditions, our business strategy, or other factors could impact upon the future value of our project management operations, which could result in future impairment charges.

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

2018 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Income Statement Data:
Revenue	$428,679	$483,736	$516,012
Direct expenses	297,988	336,883	358,943
Gross profit	130,691	146,853	157,069
Selling, general and administrative expenses	148,038	151,186	170,682
Plus: Share of (profit) loss of equity method affiliates	(4,322)	(3,777)	37
Less: Loss on performance bond	7,938	—	—
Operating profit (loss)	(20,963)	(556)	(13,650)
Interest and related financing fees, net	5,310	3,031	2,355
Loss before income taxes	(26,273)	(3,587)	(16,005)
Income tax expense	4,239	3,103	5,955
Loss from continuing operations	(30,512)	(6,690)	(21,960)
Discontinued operations:
Loss from discontinued operations	(863)	(14,479)	(11,776)
Gain on disposal of discontinued operations, net of tax	—	48,713	—
Total gain (loss) from discontinued operations	(863)	34,234	(11,776)
Net income (loss)	(31,375)	27,544	(33,736)
Less: net earnings - noncontrolling interests	86	178	76
Net income (loss) attributable to Hill International, Inc.	$(31,461)	$27,366	$(33,812)

Results of Operations

Year Ended December 31, 2018 Compared to
Year Ended December 31, 2017

Total Revenue:

	2018		2017		Change
United States	$205,149	47.9%	$227,581	47.1%	$(22,432)	(9.9)%
Latin America	11,503	2.7%	11,772	2.4%	(269)	(2.3)%
Europe	41,259	9.6%	43,179	8.9%	(1,920)	(4.4)%
Middle East	133,690	31.2%	169,964	35.1%	(36,274)	(21.3)%
Africa	26,600	6.2%	23,100	4.8%	3,500	15.2%
Asia/Pacific	10,478	2.4%	8,140	1.7%	2,338	28.7%
Total	$428,679	100.0%	$483,736	100.0%	$(55,057)	(11.4)%

CFR was $337,244 and $383,495 of the total revenue for the twelve months ended December 31, 2018 and 2017, respectively, which was approximately 78.7% and 79.3% of total revenues, respectively.

The decrease in revenue and the corresponding decrease in CFR for the twelve months ended December 31, 2018 compared to the same period in 2017 was primarily due to the following:

United States:

The Northeast United States had a decline in revenue of approximately $16,955 due to the slowdown of a large University project and a project related to Hurricane Sandy as these projects close out. The Mid-Atlantic United States had a decline in revenue of approximately $7,676 mostly due to certain roadway projects coming to an end. These declines were partially offset by the addition of some new work and increased scope of work for ongoing projects in other areas of the United States.

Middle East:

Saudi Arabia had a decline of revenue of approximately $21,830 primarily due to the slow down of King Abdullah project as it nears completion and the close out of Jabal Omar project. Also, Oman had a decline in revenue of approximately $13,768 primarily due to the slow down of a major airport project as it nears completion and the closeout of a major hotel project.

Gross Profit:

	2018			2017			Change
			Gross Margin % of Total Revenue			Gross Margin % of Total Revenue
United States	$60,237	46.1%	29.4%	$66,117	45.1%	29.1%	$(5,880)	(8.9)%
Latin America	4,799	3.7%	41.7%	4,723	3.2%	40.1%	76	1.6%
Europe	15,083	11.5%	36.6%	13,524	9.2%	31.3%	1,559	11.5%
Middle East	36,046	27.6%	27.0%	48,221	32.8%	28.4%	(12,175)	(25.2)%
Africa	10,997	8.4%	41.3%	10,284	7.0%	44.5%	713	6.9%
Asia/Pacific	3,529	2.7%	33.7%	3,984	2.7%	48.9%	(455)	(11.4)%
Total	$130,691	100.0%	30.5%	$146,853	100.0%	30.4%	$(16,162)	(11.0)%

The change in gross margin as a percentage of revenue for the twelve months ended December 31, 2018 compared to the same period in 2017 was primarily due to the following:

Europe:
The Increase in gross margin percent of revenue is primarily related to the cancellation of a large project in Germany at the end of 2017. The project had relied on subcontractors to perform the work which lowered the margins in 2017.

Middle East:
The gross margin percent of revenue decrease was mostly attributable to the Oman airport project which experienced a slight reduction in overall projected margins in 2018.

Asia/Pacific
The gross margin percent of revenue decrease in 2018 is attributable to using subcontractors to complete work on a large project in Afghanistan.

Selling, General and Administrative Expenses:

2018 contained significant costs related to our profit improvement plan and restatement of approximately $19,800. We believe these costs are largely behind us and will have a minimal impact going forward. Our selling, general and administrative expense for 2018 excluding these items, on a proforma basis, would have been approximately $120 million. This estimate excludes any gain or loss on foreign exchange activity. We believe this level of selling, general and administrative costs is sustainable going forward.

The decrease from 2017 to 2018 was mostly the result of $6,177 decrease in indirect labor costs due to staff reductions related to the our profit improvement plan, an approximately $4,823 decrease in unapplied labor costs in the Middle East and United States, and a net bad debt recovery in Libya due to the reversal of a previously written off account receivable of approximately $3,248. The bad debt reversal was due to our client in Libya paying the Libyan taxing authority on our behalf. These reductions were largely offset by increases in foreign currency translation losses of approximately $6,033 due to a weakened Euro, Turkish Lira and Brazilian Real when compared to last year, a $3,140 expense related to a former executive and, approximately $2,140 due to increased resources utilized to bring the Company current with its SEC financial filings and other profit improvement plan costs. SG&A expenses represented approximately 34.4% and 31.3% of revenue for the years ended December 31, 2018 and 2017, respectively.

Interest and related financing fees, net

Interest and related financing fees, net, included interest expense of $5,642, net of $(333) in interest income, and interest expense of $3,614, net of $(583) in interest income, respectively for the years ended December 31, 2018 and 2017. The increase in interest expense in 2018 as compared with 2017 is mainly due to expense related to debt that was paid off as part of the Construction Claims Group sale being allocated to discontinued operations during the twelve months ended December 31, 2017. All interest charges in 2018 have been recorded within continuing operations.

Income Taxes

The effective income tax rates for 2018, and 2017 were (16.1)%  and (86.5)% respectively. The differences between the federal statutory rate and the effective tax rate are caused by several items including the Tax Cuts and Jobs Act of 2017, the difference between the U.S. federal statutory rates and the foreign tax rates, the impact of losses in jurisdictions that cannot be benefited and the impact of miscellaneous expense items that are not deductible for tax purposes.

Year Ended December 31, 2017 Compared to
Year Ended December 31, 2016

Total Revenues:

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

Selling, General and Administrative (“SG&A”) Expenses

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

Income Taxes

In 2017, income tax expense was $3,103 compared to $5,955 in 2016. The effective income tax rates for 2017 and 2016 were (86.5)%  and (37.2)%, respectively. The differences between the federal statutory rate and the effective tax rate are caused by several items including the difference between the U.S. federal statutory rates and the foreign tax rates, the impact of the Tax Cuts and Jobs Act of 2017, the interaction of losses between continuing and discontinuing operation and other miscellaneous items.

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

Liquidity and Capital Resources

Our primary cash obligations are our payroll and our project subcontractors. Our primary source of cash is receipts from clients. We generally pay our employees semi-monthly in arrears and invoice our clients monthly in arrears. Our clients generally remit payment approximately two months, on average, after invoice date. This creates a lag between the time we pay our employees and the time we receive payment from our clients. We bill our clients for any subcontractors used and pay those subcontractors after receiving payment from our clients, so no such timing lag exists for the payments we make to subcontractors.
We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months.

The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months from the date of this filing. Concurrent with the 2017 sale of the Company’s claims business, management recognized the need to significantly reduce its selling, general and administrative costs given the reduced scale of the remaining business. Management developed and announced a Profit Improvement Plan (“PIP”) to address this need. Management recognized that the Company would incur costs during 2017 and 2018 to execute this plan, including consulting fees, severance and retention costs. The Company also experienced significantly higher costs in both years due to the financial restatement and in 2018 due to a performance bond being called. The combination of these events resulted in over $25 million of expenses in 2018 in excess of what management would consider typical. The operating loss and cash used in 2018 were primarily due to these expenses.

As of the date of these financial statements the PIP has been fully implemented and the associated expenses are substantially completed. The financial restatement was completed in 2018. With significantly reduced selling, general and administrative expenses already implemented, the financial restatement completed and the absence of expenses related to these items, as well as management’s expectation that performance bonds will not be called, management believes that cash provided by operations will be sufficient to meet its cash obligations over the next twelve months.

At December 31, 2018, our primary sources of liquidity consisted of $18,711 cash and cash equivalents, of which $17,184 was on deposit in foreign locations, and $3,880 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2018, we had approximately $68,946 of availability under these arrangements.

Sources of Additional Capital

A significant increase in our current backlog may require us to obtain additional financing. If additional financing is required in the future due to an increase in backlog or changes in strategic or operating plans, we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us.

Cash Flows

	Years ended December 31,
	2018	Change	2017 (1)	Change	2016 (1)

Net cash (used in) provided by operating activities	$(25,897)	$(14,886)	$(11,011)	$(19,840)	$8,829
Net cash (used in) provided by investing activities	(3,072)	(129,396)	126,324	130,374	(4,050)
Net cash provided by (used in) financing activities	21,427	137,245	(115,818)	(113,210)	(2,608)
Effect of foreign exchange rate changes on cash	3,729	6,566	(2,837)	(2,145)	(692)
Net (decrease) increase in cash,cash equivalents and restricted cash	$(3,813)		$(3,342)		$1,479
(1) Net cash (used in)/provided by operating activities includes reclassification of the aggregated restricted cash balances under total current assets and total assets as a result of the adoption of ASU 2016-18, Restricted Cash, which addresses the classification and presentation of changes in restricted cash on the consolidated statement of cash flows.

Operating Activities

The decrease in cash from operations during 2018 was due primarily to payment of a performance bond as discussed in Section 3, “Legal Proceedings”, an increase in cash paid to vendors, an increase in taxes paid and a decrease in cash collected from clients, net of cash paid to billable employees and subcontractors.

The increase in cash paid to vendors was due primarily to a higher level of non-recurring costs in 2018 related to our profit improvement plan and our financial restatement. The increase in taxes paid resulted mostly from tax paid to Libya following an audit. This tax payment was largely offset by collection of a portion of an account receivable from Libya. See Item 8, “Financial Statements and Supplementary Data”, note 6 for further information on this arrangement. The decreases in cash collected from clients and cash paid to billable employees and subcontractors was due to a lower revenue level as discussed in “Results of Operations.”

Cash used by discontinued operations was $863, $12,634 and $7,943 in 2018, 2017 and 2016, respectively.

Cash held in restricted accounts primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow remained relatively unchanged at December 31, 2018 and 2017 was $4,396 and $4,407, respectively.

We manage our operating cash flows by managing the working capital accounts in total. The primary elements of our working capital are accounts receivable, prepaid and other current assets, accounts payable and deferred revenue.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments with our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business.

Investing Activities

During 2018, cash was used in investing activities for the purchase of fixed assets as well as the purchase of the final interests in Engineering S.A. in Brazil. Net cash provided by investing activities in 2017 was $126,324 as a result of the disposition of the discontinued operations during the second quarter of 2017 (see item 8, "Financial Statements and Supplementary Data," Note 5).

Financing Activities

Net cash provided by financing activities during 2018 was primarily from $10,609 of net borrowings on revolving loans and $11,720 of proceeds from stock issued due to the exercise of stock option during the year. Net cash used in financing activities during 2017 was primarily due to the $117,494 pay-off of our 2014 term loan, $25,940 in net payments against our revolving credit facilities and payments of $4,038 for fees associated with our 2017 Credit Facility. These payments were partially offset by $30,000 of proceeds from our new term loans.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 hereof.

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

Off-Balance Sheet Arrangements

The following table provides information with respect to off-balance sheet arrangements with domestic and foreign banks for the issuance of performance bonds, advance payment guarantees and other letters of credit that are scheduled to expire in 2019 and beyond. The total amount of these arrangements in the following table includes amounts issued in various foreign currencies and are based on the foreign currency exchange rates as of December 31, 2018, where applicable.

	Total (1)	2019	2020-2021	2022-2023	2024 and later
Performance bonds (2)	$38,350	$20,413	$13,349	$2,378	$2,210
Advance payment guarantee (2)	13,499	5,572	2,855	5,072	—
Bid or tender bonds (3)	8,405	8,309	96	—	—
Letters of credit (4)	3,750	3,750	—	—
Other (5)	3,668	2,540	1,128	—	—
	$67,672	$40,584	$17,428	$7,450	$2,210

(1)
At December 31, 2018, the Company had provided cash collateral amounting to $2,945 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 15 to our consolidated financial statements for further information regarding these arrangements.

(2)	Represents guarantee of service performance bonds and advance payments through domestic and international banks required under certain client contracts.

(3)	Represents tender and bid bonds issued through international banks as part of the bidding process for new work to assure our client that we will enter into the service contract.

(4)	Comprised of an indemnity escrow required as part of the Construction Claims Group sale.

(5)
Includes a $1.0 rental bond for a tenant improvement obligation we will be required to fund as part of our arrangement with the sublessee for a portion of our space in Corporate Headquarters. The sublease agreement was executed during the year ended December 31, 2018, but has not yet commenced.

Contractual Obligations

The following table reflects contractual debt obligations under our notes payable and credit facilities, fees paid on our off-balance sheet arrangements and minimum cash rental payments due for our operating lease obligations over the next five years and thereafter as of December 31, 2018:

	Total	2019	2020-2021	2022-2023	2024 and thereafter
Principal and repayment of notes payable and credit facilities (1)	$47,951	$3,364	$1,438	$42,921	$228
Interest expense on notes payable and credit facilities (2) (5)	16,033	4,109	7,966	3,947	11
Fees paid on off-balance sheet arrangements (3) (5)	2,127	1,170	700	220	37
Operating lease obligations (4) (5)	26,476	5,755	8,552	5,337	6,832
	$92,587	$14,398	$18,656	$52,425	$7,108

(1)
Reduced by the amortization of deferred financing costs related to our term loan debt. Balances due partially include amounts payable in various foreign currencies and are reflected based on foreign currency exchange rates as of December 31, 2018, where applicable.

(2)
Estimated using the weighted average effective interest rates as of December 31, 2018 on our notes payable and credit facilities. Includes the amortization of deferred financing costs related to our term loan and revolving credit facilities.

(3)	Fees paid on our off-balance sheet arrangements are included in interest and related financing fees, net, in our consolidated statements of operations.

(4)
Represents future minimum rental commitments under non-cancelable lease terms. Amounts exclude contingent rental payments, where applicable, that may be payable based on lease provisions where annual rent increases are based on certain economic indexes, among other items. We expect to fund these commitments with existing cash and cash flow from operations.

(5)	Amounts presented are partially payable in various foreign currencies and are based on the average foreign currency exchange rates for the month ended December 31, 2018.

The liability for unrecognized tax benefits is not included in the table above due to the subjective nature of the costs and timing of anticipated payments.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks primarily related to foreign currency exchange rates and interest rates.

Foreign Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations outside of the U.S., which are denominated, primarily in Euros, the Turkish Lira, the Brazilian Real, as well as other currencies. We do not comprehensively hedge our exposure to currency rate changes; however, we limit exposure to foreign currency fluctuations in most of our contracts through provisions that require client payments to be in currencies corresponding to the currency in which costs are incurred. We currently do not hedge foreign currency cash flows for contract work performed, although we may do so in the future. The functional currency of our significant foreign operations is the respective local currency.

Interest Rates

Our borrowings under our term loan and revolving credit facilities with Société Générale and other U.S. Loan Parties, along with our other revolving credit facilities, bear interest at variable rates. If market interest rates had changed by 100 basis points, our interest expense and cash flows for the twelve months ended December 31, 2018 would have changed by approximately $457.

Item 8.         Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hill International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 29, 2019 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 4 to the financial statements, the Company changed the manner in which it accounts for revenue recognition upon the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, effective January 1, 2018.

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
March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hill International, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Hill International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, Hill International, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. The Company did not maintain effective controls over:

(1)	Information technology general controls related to granting, restricting and removing access privileges including segregation of duties;

(2)
financial reporting process, including the application of relevant accounting standards due to an inappropriate complement of personnel with the necessary level of accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions;

(3)
maintaining, documenting, applying and communicating accounting policies and procedures consistent with the requirements of U.S. GAAP in accounting for assets held for sale, investments in joint ventures, impairment of long-lived assets, employee benefit obligations, uncollectible accounts receivables, foreign currency transactions and translations, and recognition of revenue under long-term construction contracts;

(4)
income taxes including ensuring compliance with certain tax laws and employment regulations of the jurisdictions in which the Company operates and accounting for uncertain tax positions and the tax effect of balances recorded within other comprehensive income;

(5)	preparation and review of the statement of cash flows including the proper determination of components of operating, investing and financing cash flow activities;

(6)
monitoring of employee termination dates relative to the Company’s stock option program resulting in terminated employees exercising vested stock options subsequent to their respective termination dates; and

(7)	monitoring and review activities including communicating deficiencies in a timely manner to those parties responsible for taking corrective action.

These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the December 31, 2018 financial statements, and this report does not affect our report dated March 29, 2019, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Hill International, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the financial statement schedule identified in Item 15, and our report dated March 29, 2019 expressed an unqualified opinion.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 29, 2019

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$18,711	$21,353
Cash - restricted	2,945	4,407
Accounts receivable, less allowance for doubtful accounts of $70,617 and $72,190, respectively	117,469	128,133
Current portion of retainage receivable	18,397	9,249
Accounts receivable - affiliates, less allowance for doubtful accounts of $660 and $660, respectively	19,261	24,077
Prepaid expenses and other current assets	5,554	9,053
Income taxes receivable	758	2,139
Total current assets	183,095	198,411
Property and equipment, net	10,787	12,004
Cash - restricted, net of current portion	1,451	1,160
Retainage receivable	5,895	13,095
Acquired intangibles, net	1,316	3,908
Goodwill	48,869	52,658
Investments	3,015	3,639
Deferred income tax assets	4,521	4,052
Other assets	5,820	4,368
Total assets	$264,769	$293,295
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,364	$3,241
Accounts payable and accrued expenses	80,036	83,221
Income taxes payable	8,826	16,494
Current portion of deferred revenue	11,169	13,945
Other current liabilities	5,644	8,973
Total current liabilities	109,039	125,874
Notes payable and long-term debt, net of current maturities	44,587	34,541
Retainage payable	927	599
Deferred income tax liabilities	418	933
Deferred revenue	5,105	7,212
Other liabilities	10,248	13,466
Total liabilities	170,324	182,625
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,181 and 59,389 shares issued at December 31, 2018 and 2017, respectively	6	6
Additional paid-in capital	210,084	197,104
Accumulated deficit	(85,444)	(53,983)
Accumulated other comprehensive loss	(2,575)	(4,011)
Treasury stock of 6,546 and 6,977 at December 31, 2018 and 2017, respectively	(28,231)	(30,041)
Hill International, Inc. share of equity	93,840	109,075
Noncontrolling interests	605	1,595
Total equity	94,445	110,670
Total liabilities and stockholders’ equity	$264,769	$293,295

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$428,679	$483,736	$516,012
Direct expenses	297,988	336,883	358,943
Gross profit	130,691	146,853	157,069
Selling, general and administrative expenses	148,038	151,186	170,682
Plus: Share of (profit) loss of equity method affiliates	(4,322)	(3,777)	37
Less: Loss on performance bond	7,938	—	—
Operating loss	(20,963)	(556)	(13,650)
Interest and related financing fees, net	5,310	3,031	2,355
Loss before income taxes	(26,273)	(3,587)	(16,005)
Income tax expense	4,239	3,103	5,955
Loss from continuing operations	(30,512)	(6,690)	(21,960)
Discontinued operations:
Loss from discontinued operations	(863)	(14,479)	(11,776)
Gain on disposal of discontinued operations, net of tax	—	48,713	—
Total (loss) earnings from discontinued operations	(863)	34,234	(11,776)
Net (loss) earnings	(31,375)	27,544	(33,736)
Less: net earnings - noncontrolling interests	86	178	76
Net (loss) earnings attributable to Hill International, Inc.	$(31,461)	$27,366	$(33,812)

Basic loss per common share from continuing operations - Hill International Inc.	$(0.56)	$(0.13)	$(0.43)
Basic loss per common share from discontinued operations	(0.01)	(0.28)	(0.22)
Basic gain on disposal of discontinued operation, net of tax	—	0.93	—
Basic (loss) earnings per common share - Hill International, Inc.	$(0.57)	$0.52	$(0.65)
Basic weighted average common shares outstanding	54,769	52,175	51,724

Diluted loss per common share from continuing operations - Hill International Inc.	$(0.56)	$(0.13)	$(0.43)
Diluted loss per common share from discontinued operations	(0.01)	(0.28)	(0.22)
Diluted gain on disposal of discontinued operation, net of tax	—	0.93	—
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.57)	$0.52	$(0.65)
Diluted weighted average common shares outstanding	54,769	52,175	51,724

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net (loss) earnings	$(31,375)	$27,544	$(33,736)
Foreign currency translation adjustments	983	1,125	5,062
Other, net of tax	—	—	585
Comprehensive (loss) earnings	(30,392)	28,669	(28,089)
Comprehensive (loss) earnings attributable to noncontrolling interests	(367)	703	(255)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(30,025)	$27,966	$(27,834)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017, and 2016
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2015	58,335	$6	$189,198	$(47,793)	$(10,589)	6,743	$(29,245)	$101,577	$2,360	$103,937
Net (loss) earnings	—	—	—	(33,812)	—	—	—	(33,812)	76	(33,736)
Other comprehensive earnings (loss)	—	—	—	—	5,978	—	—	5,978	(331)	5,647
Stock issued to Board of Directors	3	—	10	—	—	—	—	10	—	10
Stock-based compensation expense	—	—	2,486	256	—	—	—	2,742	—	2,742
Stock issued under employee stock purchase plan	59	—	182	—	—	—	—	182	—	182
Exercise of stock options	117	—	351	—	—	—	—	351	—	351
Cashless exercise of stock options	321	—	796	—	—	234	(796)	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(111)	(111)
Acquisition of additional interest in subsidiary	—	—	(2,670)	—	—	—	—	(2,670)	—	(2,670)
Balance - December 31, 2016	58,835	6	190,353	(81,349)	(4,611)	6,977	(30,041)	74,358	1,994	76,352
Net (loss) earnings	—	—	—	27,366	—	—	—	27,366	178	27,544
Other comprehensive earnings (loss)	—	—	—	—	600	—	—	600	525	1,125
Stock-based compensation expense	—	—	3,012	—	—	—	—	3,012	—	3,012
Stock issued under employee stock purchase plan	36	—	139	—	—	—	—	139	—	139
Exercise of stock options	518	—	1,914	—	—	—	—	1,914	—	1,914
Change in estimate of ESA(1) put option price	—	—	777	—	—	—	—	777	—	777
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(193)	(193)
Acquisition of additional interest in ESA	—	—	(190)	—	—	—	—	(190)	—	(190)
Reversal of accrual for portion of ESA put option	—	—	1,099	—	—	—	—	1,099	(909)	190
Balance - December 31, 2017	59,389	6	197,104	(53,983)	(4,011)	6,977	(30,041)	109,075	1,595	110,670
Net (loss) earnings	—	—	—	(31,461)	—	—	—	(31,461)	86	(31,375)
Other comprehensive earnings (loss)	—	—	—	—	1,436	—	—	1,436	(453)	983
Stock issued to Board of Directors	30	—	—	—	—	—	—	—	—	—
Stock-based compensation expense (2)	263	—	2,303	—	—	—	—	2,303	—	2,303
Stock issued under employee stock purchase plan	43	—	144	—	—	—	—	144	—	144
Exercise of stock options	2,386	—	9,708	—	—	(467)	2,012	11,720	—	11,720
Cashless exercise of stock options	70	—	202	—	—	36	(202)	—	—	—
Reversal of accrual for portion of ESA put	—	—	745	—	—	—	—	745	—	745
Acquisition of additional interest in ESA	—	—	(122)	—	—	—	—	(122)	(623)	(745)
Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
(1) Engineering S.A. ("ESA") now known as Hill International Brasil S.A.
(2) Includes $681 for issuance of shares related to stock-based compensation expense previously recognized during the year ended December 31, 2017 (Note 12 - Share-Based Compensation).

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(31,375)	$27,544	$(33,736)
Loss from discontinued operations	863	14,479	11,776
Gain on sale of discontinued operations, net of taxes	—	(48,713)	—
Loss from continuing operations	(30,512)	(6,690)	(21,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,430	6,523	7,265
Provision for bad debts	(196)	6,908	14,454
Amortization of deferred loan fees	710	961	1,778
Deferred tax benefit	(1,509)	(1,815)	(692)
Loss on sale of assets	—	184	—
Stock based compensation	1,622	2,893	2,496
Unrealized foreign exchange losses on inter-company balances	6,022	855	11,532
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	14,627	6,586	5,284
Accounts receivable - equity method affiliates	827	1,120	3,345
Prepaid expenses and other current assets	2,140	(699)	(808)
Income taxes receivable	547	1,794	(1,058)
Retainage receivable	(2,051)	6,725	(14,982)
Other assets	139	(4,131)	5,970
Accounts payable and accrued expenses	(5,169)	(7,587)	(2,805)
Income taxes payable	(7,611)	2,025	(3,337)
Deferred revenue	(4,876)	(17,038)	9,989
Other current liabilities	(1,935)	692	(84)
Retainage payable	338	(370)	(968)
Other liabilities	(3,577)	2,687	1,353
Net cash (used in) provided by continuing operations	(25,034)	1,623	16,772
Net cash used in discontinued operations	(863)	(12,634)	(7,943)
Net cash (used in) provided by operating activities	(25,897)	(11,011)	8,829
Cash flows from investing activities:
Purchase of additional interest in Engineering S.A.	(745)	(1,099)	—
Payments for purchase of property and equipment	(2,327)	(1,884)	(2,363)
Proceeds from sale of assets	—	60	—
Net cash used in investing activities of continuing operations	(3,072)	(2,923)	(2,363)
Net cash provided by (used in) investing activities of discontinued operations	—	129,247	(1,687)
Net cash (used in) provided by investing activities	(3,072)	126,324	(4,050)
Cash flows from financing activities:
Payments on term loans	(933)	(206)	(1,390)
Proceeds from term loan borrowing	—	30,000	—
Payoff and termination of term loan	—	(117,494)	—
Net payments on revolving credit facility	—	(25,940)	(109)
Payment of financing fees	—	(4,038)	—
Net borrowings on revolving loans	10,609	—	—
Payments on Philadelphia Industrial Development Corporation loan	(57)	—	—
Payment of holdback purchase price	—	—	(1,531)
Dividends paid to noncontrolling interest	—	(193)	(111)
Proceeds from stock issued under employee stock purchase plan	88	139	182
Proceeds from exercise of stock options	11,720	1,914	351
Net cash provided by (used in) financing activities	21,427	(115,818)	(2,608)
Effect of foreign exchange rate changes on cash	3,729	(2,837)	(692)
Net (decrease) increase in cash,cash equivalents and restricted cash	(3,813)	(3,342)	1,479
Cash, cash equivalents and restricted cash — beginning of year	26,920	30,262	28,783
Cash, cash equivalents and restricted cash — end of year	$23,107	$26,920	$30,262

	Years Ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Interest and related financing fees paid	$4,927	$6,853	$12,004
Income taxes paid	12,397	8,299	9,523
Increase (decrease) in additional paid-in capital related to estimated accrual for ESA Put Options	—	777	(2,670)
Increase in additional paid in capital from issuance of shares of common stock from cashless exercise of stock options	202	—	796

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — The Company

Hill International, Inc. (including, as required by its context, its subisidiaries, “Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. The Company had approximately 2,700 professionals in more than 50 offices worldwide as of December 31, 2018.

The Company was incorporated on June 28, 2006 upon merging with Arpeggio Acquisition Corp in the state of Delaware. Prior to the merger, Arpeggio Acquisition Corp. completed its final public offering on June 30, 2004. Hill's common stock is traded on the New York Stock Exchange (“NYSE”) under the trading symbol “HIL.”

All amounts included in the following Notes to the Consolidated Financial Statements are in thousands, except per share data.

Note 2 - Liquidity

At December 31, 2018 and 2017, the Company's principal sources of liquidity consisted of $18,711 and $21,353, respectively, of cash and cash equivalents; $2,951 and $6,292, respectively of available borrowing capacity under its international revolving credit facility with Société Générale and $928 and $1,534, respectively, under other foreign credit agreements. Under the Company's domestic revolving credit facility with Société Générale, there was no availability at December 31, 2018. The available borrowing capacity was $11,943 as of December 31, 2017. Additional information regarding the Company's credit facilities is set forth in Note 11 - Notes Payable and Long-Term Debt.

The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months from the date of this filing. The Company's net cash used in operations during 2018 was primarily due to a number of costs related to the financial statement restatement, restructuring and a performance bond that was called. We do not expect these costs to reoccur.

Note 3 — Summary of Significant Accounting Policies

(a)                                 Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Hill International, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Reclassifications were made in the presentation of the consolidated balance sheet as of December 31, 2017. The Company adjusted the classification of current portion of retainage receivable from accounts receivable, less allowance for doubtful accounts to a new line item on the balance sheet, "current portion of retainage receivable." The current portion of retainage receivable is reported separately as a result of the Company's adoption of accounting standards update 2014-09, Revenue from Contracts with Customers (Topic 606). As a result, $9,249 was reclassified from accounts receivable, less allowance for doubtful accounts to current portion of retainage receivable to conform with current period reporting. Additionally, the Company reclassified $19,478 in accounts receivable due from joint venture affiliates from accounts receivable, less allowance for doubtful accounts, to accounts receivable - affiliates, less allowance for doubtful accounts.

The presentation of the Company's consolidated statement of cash flows for the twelve months ended December 31, 2017 also included a reclassification as a result of the adoption of ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. This classification included the aggregated restricted cash amounts under total current assets and total assets in the opening and closing "cash, cash equivalents and restricted cash" balance in this filing on the consolidated statement of cash flows for the twelve months ended December 31, 2017.

(b)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity titled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in selling, general and administrative expenses in the consolidated statements of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

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

(d)                                 Fair Value Measurements

The fair value of financial instruments, which primarily consists of cash and cash equivalents, accounts receivable and accounts payable, approximates carrying value due to the short-term nature of the instruments. The carrying value of a significant portion of our credit facilities approximates fair value as the interest rates are variable and approximates current market levels.

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

Non-financial assets and liabilities, such as goodwill and long lived assets that are initially recorded at fair value, will be assessed for impairment, if deemed necessary. During the years ended December 31, 2018 and 2017, the Company did not record any impairment to any financial or non-financial assets or liabilities.

(e)                                  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds and investment grade securities held with financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

(f)                                    Restricted Cash

Restricted cash primarily represents cash collateral required to be maintained in foreign bank accounts to serve as collateral for letters of credit, bonds or guarantees on certain projects. The cash will remain restricted until the respective project has been completed, which typically is greater than one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	2018	2017
Cash and cash equivalents	$18,711	$21,353
Cash - restricted	2,945	4,407
Cash - restricted, net of current portion	1,451	1,160
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	23,107	26,920

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

No single client contributed 10% or more to revenue for the years ended December 31, 2018, 2017 and 2016.

The following table presents the number of clients comprised of 10% or more of the Company's billed accounts receivable:

	December 31,
	2018	2017
Number of 10% clients	1	2
Percentage of billed accounts receivable	17%	34%

(h)                                 Allowance for Doubtful Accounts

The allowance for doubtful accounts is an estimate prepared by management based on identification of the collectability of specific accounts and the overall condition of the receivable portfolios. When evaluating the adequacy of the allowance for doubtful accounts, the Company specifically analyzes trade receivables, including retainage receivable, historical bad debts, client credits, client concentrations, current economic trends and changes in client payment terms. If the financial condition of clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should the Company determine that it would be able to realize more of its receivables in the future than previously estimated, an adjustment to the allowance would increase earnings in the period such determination was made. The allowance for doubtful accounts is reviewed at a minimum on a quarterly basis and adjustments are recorded as deemed necessary.

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

The Company capitalizes costs associated with internally developed and/or purchased software systems that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to internal-use software projects. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Costs for general and administrative, overhead, maintenance and training, as well as the cost of software that does not add functionality to existing systems, are expensed as incurred.

Upon retirement or other disposition of these assets, the cost and related depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

(j)                                    Retainage Receivable

Retainage receivable represents balances billed but not paid by clients pursuant to retainage provisions in their contracts and will be due upon completion of specific tasks or the completion of the contract.

(k)                                 Long-Lived Assets

Acquired intangible assets consist of contract rights, client related intangibles and trade names arising from the Company’s acquisitions. Contract rights represent the fair value of contracts in progress and backlog of an acquired entity. For intangible assets purchased in a business combination, the estimated fair values of the assets are used to establish the cost basis.  Valuation techniques consistent with the market approach, the income approach and the cost approach are used to measure fair value. These assets are amortized over their estimated lives which range from three to fifteen years.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. The Company performed its annual impairment test effective July 1, 2018. Based on the valuation as of July 1, 2018, the fair value of the Company substantially exceeded its carrying value. The Company determined that no impairment existed at December 31, 2018 and December 31, 2017. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

The Company will, in the ordinary course of business, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.  The Company’s investments at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
RAMPED Metro Joint Venture (1)(3)	$651	$675
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	2,219	2,870
Other (3)(4)	145	94
	$3,015	$3,639

(1)	The Company has a 45.0% interest in this joint venture, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.

(2)
The Company has a 5.7% interest in this entity, which invests in the equity of companies that finance, construct and operate various public and private infrastructure projects in Spain. The practicability exception to fair value measurement was elected due to the fact that there is no readily determinable fair value for this investment. Therefore, the investment is measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. There have been no impairments of and no observable price changes in the investment.

(3)	Includes investments accounted for under the equity method since the Company's interest in the joint ventures was 50.0% or less.

(n)    Deferred Financing Costs, Net

Net deferred financing costs include debt discount and debt issuance costs associated with obtaining commitments for financing transactions. Deferred financing costs related to revolving-debt arrangements are reflected in other assets in the consolidated balance sheet and are amortized on a straight-line basis over the term of the loan. Deferred financing costs related to any term debt that requires scheduled repayments are recorded as a direct deduction from the Company's notes payable and other long-term debt and are amortized over the term of the respective financing agreement using the effective interest method. The amortization of such costs are included in interest expense on the accompanying consolidated statements of operations and comprehensive loss.

If the associated debt is modified, refinanced or repaid before the scheduled maturity date, the remaining unamortized deferred financing costs are expensed.

(o)                                 Deferred Revenue

In certain instances, the Company may collect advance payments from clients for future services. These payments are reflected as deferred revenue in the Company’s consolidated balance sheet. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)                                 Deferred Rent

Rent expense for operating leases is determined by expensing the total amount of cash rent due over the life of the operating lease on a straight-line basis. The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is recorded as a liability. The deferred rent at December 31, 2018 and 2017 was $3,250 and $3,211, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet.

(q)                                 Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance in a period, it must include an expense within the tax provision in the consolidated statements of earnings. The Company has recorded a valuation allowance to reduce the deferred tax asset to an amount that is “more likely than not” (i.e., a likelihood greater than 50 percent) to be realized in future years. If the Company determines in the future that it is more likely than not to be allowed by the tax jurisdiction based solely on the technical merits of the position, that the deferred tax assets subject to the valuation allowance will be realized, then the previously provided valuation allowance will be adjusted.

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is more likely than not to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

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

(s)                                   Share-Based Compensation

For equity-classified awards, the Company uses the Black-Scholes option-pricing model to measure the estimated fair value of the awards, which is generally comprised of options to purchase the Company’s common stock. The compensation expense is recognized over the service period on a straight-line basis. Forfeitures reduce compensation expense in the period they occur. The Company’s policy is to primarily use newly issued shares to satisfy the exercise of stock options.

Any liability-classified awards are recorded at fair value based on the closing stock price of the Company's common stock and are re-measured each period until settlement of the award.

(t)                                   Advertising Costs

Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses in the Company's consolidated statement of operations. These costs incurred were as follows:

Years Ended December 31,
2018	2017	2016
$312	$379	$556

(u)                                    Earnings (loss) per Share ("EPS")

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method and any vested equity award units, if dilutive.

Stock options, deferred stock and restricted stock units totaling 2,642 shares, 6,075 shares and 6,899 shares of the Company’s common stock were not included in the calculation of common shares outstanding for the years ended December 31, 2018, 2017 and 2016, respectively, because they were anti-dilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net loss used in the numerator for loss per share from continuing operations attributable to Hill:

	Years Ended December 31,
	2018	2017	2016
Loss from continuing operations	$(30,512)	$(6,690)	$(21,960)
Less: net earnings - noncontrolling interest	86	178	76
Net loss from continuing operations attributable to Hill	$(30,598)	$(6,868)	$(22,036)

(v)                                 New Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) or Accounting Standards Codification 606 (“ASC 606”). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09 to provide additional clarification and implementation instructions relating to (i) principal versus agent considerations, (ii) identifying performance obligations and licensing, (iii) narrow-scope improvements and practical expedients and (iv) technical corrections and improvements. However, none of the amendments change the core principle of the guidance in ASU 2014-09. The Company adopted this standard effective January 1, 2018. See Note 4 - Revenue from Contracts with Customers for further information regarding implementation and disclosures.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments — Overall (Topic 825-10), which requires all equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to (1) present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (2) provide separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. In addition, the amendments in this pronouncement eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This ASU was effective for the Company commencing January 1, 2018. The adoption of this ASU did not have a significant impact on the Company's financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  Under the new standard, an entity is required to recognize the income tax consequences of an intra-entity transfer of an asset (with the exception of inventory) when the transfer occurs. Under previous U.S. GAAP, entities were prohibited from recognizing current and deferred income taxes for an intra-entity transfer until the asset were sold to a third party. Examples of assets affected by the new guidance are intellectual property and property, plant, and equipment. The Company's adoption of this ASU on January 1, 2018 did not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents. The Company defines restricted cash as collateral for letters of credit, bonds or guarantees on projects. The Company adopted this ASU on January 1, 2018 which resulted in restricted cash being included in the opening and closing balance of cash and cash equivalents on the cash flow statements.

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

In May 2017, the FASB issued ASU 2017-9, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted this ASU on January 1, 2018 and will prospectively apply its provisions to any award modifications after the date of adoption.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which will require the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU will be effective for the Company commencing January 1, 2019.  The adoption of this ASU will materially impact the Company’s financial statements in that all existing leases will be recorded as right-of-use assets and liabilities and the timing and classification of associated lease expenses will change.

The Company has substantially completed its assessment of the new standard and plans to adopt it on the effective date of January 1, 2019 through a cumulative-effect adjustment. Additionally, the Company will elect the "package of practical expedients" which provides: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; (3) An entity need not reassess initial direct costs for any existing leases; and (4) an entity need not separate lease and non-lease components. Furthermore, the Company will elect the optional transition method and continue to apply the guidance in ASC 840, including its disclosure requirements, in the comparative prior periods.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIE"). The amendments in this ASU for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required by GAAP). These amendments will create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. The Company is currently determining the impact that adoption of this guidance will have on the financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606, specifically when the collaborative arrangement participant is a customer in the context of a unit-of-account. It provides more comparability in the presentation of revenues for certain transactions between collaborative arrangement participants, including adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. The Company is currently determining the impact that adoption of this guidance will have on the financial statements.

Note 4 — Revenue from Contracts with Clients

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

Change Orders and Claims

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work if possible, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Costs related to change orders and claims are recognized when they are incurred. The Company evaluates claims on an individual basis and recognizes revenue it believes is probable to collect.

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

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 18 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of customer, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of customer does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract related to revenue recognition. For purposes of disaggregation of revenue, the contract types have been grouped into: (1) Fixed Price - which include fixed price projects; and, (2) T&M - which include T&M contracts, T&M with a cap and cost plus contracts. The geography of the contracts will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the twelve months ended December 31, 2018:

	Twelve Months Ended December 31, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$13,186	$191,963	$205,149	47.9%
Latin America	7,993	3,510	11,503	2.7%
Europe	19,581	21,678	41,259	9.6%
Middle East	55,477	78,213	133,690	31.2%
Africa	1,590	25,010	26,600	6.2%
Asia/Pacific	5,100	5,378	10,478	2.4%
Total	$102,927	$325,752	$428,679	100.0%

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

The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized and are reported as deferred revenue in the consolidated balance sheet. The Company classifies billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payments. The amount of revenue recognized during the twelve months ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the period was $15,965.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with customers for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $97,725. During the following 12 months, approximately 60% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Discontinued Operations

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

The carrying amounts of assets and liabilities of the discontinued operations which were classified as held for sale are as follows:

	At Closing	December 31, 2016
Accounts receivable, net	$47,611	$50,892
Prepaid expenses and other current assets	3,153	3,064
Income taxes receivable	17	695
Total current assets classified as held for sale	$50,781	$54,651

Property and equipment, net	5,786	4,617
Acquired intangibles, net	3,289	3,397
Goodwill	23,454	23,461
Investments	5	6
Other assets	2,860	610
Total non-current assets classified as held for sale	$35,394	$32,091

Accounts payable and accrued expenses	15,960	21,539
Income taxes payable	—	92
Deferred revenue	—	1,562
Other current liabilities	15,867	2,695
Total current liabilities classified as held for sale	$31,827	$25,888

Deferred income taxes	—	385
Deferred revenue	92	1,012
Retained Earnings	—	457
Other liabilities	1,257	3,233
Total non-current liabilities classified as held for sale	$1,349	$5,087

Net Assets	$52,999	$55,767

The line items constituting earnings from discontinued operations consist of the following:

	Years Ended December 31,
	2018	2017	2016
		(1)
Revenue	$—	$62,149	$169,252
Direct expenses	—	31,339	78,688
Gross profit	—	30,810	90,564
Selling, general and administrative expenses (2)	863	35,785	86,594
Operating (loss) profit	(863)	(4,975)	3,970
Interest and related financing fees, net (3)	—	8,858	11,271
Loss before income taxes	(863)	(13,833)	(7,301)
Pretax gain on disposal of discontinued operations (4)	—	61,443	—
(Loss) earnings before income taxes	(863)	47,610	(7,301)
Income tax expense (5)	—	13,376	4,475
Net (loss) earnings from discontinued operations	$(863)	$34,234	$(11,776)

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

(5)
The effective tax rates on pretax income from discontinued operations were 0.0%, 28.1% and (61.3)% for the years ended December 31, 2018, 2017 and 2016, respectively. The 2017 rate differs from the U.S. federal statutory rate of 35% primarily due to the taxability of the gain on the sale in the U.S and foreign jurisdictions.

Note 6 — Accounts Receivable

The components of accounts receivable as reflected in the Company's consolidated balance sheets for the periods below are as follows:

	December 31,
	2018	2017
Billed	$155,540	$168,660
Unbilled (1)	32,546	31,663
	188,086	200,323
Allowance for doubtful accounts (2)	(70,617)	(72,190)
Total	$117,469	$128,133
(1) Amount is net of unbilled reserves.
(2) See Schedule II-Valuation and Qualifying Accounts for breakdown of allowance for doubtful accounts for amounts added/(recovered), net of charge-offs for amounts determined to be uncollectible, for the years ended December 31, 2018, 2017 and 2016.

Unbilled receivables primarily represent revenue earned on contracts that the Company is contractually precluded from billing until predetermined future dates.

The Company determines its allowance for doubtful accounts based on the aging of amounts that have been billed to-date, the client's history, credit, concentration and current economic changes.The allowance for doubtful accounts is reviewed at a minimum on a quarterly basis and adjustments are recorded as deemed necessary.

In September 2018, a client directly paid the Libyan government approximately $4,100 in taxes that the Company owed and, in return, the Company reduced the client's outstanding accounts receivable balance for the amount paid. The outstanding accounts receivable balance of the client had been fully reserved in the Company's allowance for doubtful accounts and, therefore, a portion of that reserve was reversed by the $4,100 payment. The impact of such reversal was recorded in the second quarter of 2018 and is reflected in the Company's consolidated statement of operations.

Bad debt (recovery) expense of $(196), $6,908 and $14,454 is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 7 — Property and Equipment

The components of property and equipment are as follows:

	December 31,
	2018	2017
Furniture and equipment	$10,259	$10,267
Leasehold improvements	8,587	8,567
Automobiles	1,381	738
Computer equipment and software	28,630	27,889
	48,857	47,461
Less accumulated depreciation and amortization	(38,070)	(35,457)
Property and equipment, net	$10,787	$12,004

The Company's depreciation expense for the related balances were recorded as follows to the Company's consolidated statements of operations:

	Years Ended December 31,
	2018	2017	2016

Total depreciation expense	$3,379	$4,482	$4,347

Portion charged to direct expenses	$764	$980	$890

Portion charged to selling, general and administrative expense	$2,616	$3,502	$3,457

Note 8 — Intangible Assets

The following table represents acquired intangible assets as a result of the Company's acquisition history and the client contracts that were attained at the time of the acquisition:

	December 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$4,591	$3,275	$16,397	$12,862

Acquired contract rights	—	—	1,007	1,007

Trade names	—	—	877	504

Total	$4,591	$3,275	$18,281	$14,373

Intangible assets, net	$1,316		$3,908

The Company's intangible assets are amortized over the estimated lives, which range from three to fifteen years based on the intangible asset type and the terms of the client contracts that were acquired.

The total amortization expense related to these intangible assets, which includes the write-off of the remaining client relationships and trade name related to ESA:

Years Ended December 31,
2018	2017	2016
$2,051	$2,041	$2,918

The following table presents the estimated amortization expense based on our remaining intangible assets for the next five years:

Estimated (1)
Amortization
Years Ending December 31,	Expense
2019	$474
2020	213
2021	184
2022	184
2023	184
(1) The estimated amortization expense is calculated based on the average foreign currency exchange rates for the month ended December 31, 2018, as applicable.

Note 9 — Goodwill

The following table summarizes the changes in the carrying value of goodwill that were allocated as a result of the Company's historical acquisition activity throughout 2018 and 2017:

Balance, December 31, 2016	$50,665
Translation adjustments (1)	1,993
Balance, December 31, 2017	52,658
Translation adjustments (1)	(3,789)
Balance, December 31, 2018	$48,869
(1) The translation adjustments are calculated based on the foreign currency exchange rates as of December 31, 2018 and 2017, where applicable.

The Company performed its annual impairment test effective July 1, 2018 and noted no impairment. Based on the valuation as of July 1, 2018, the fair value of the Company substantially exceeded its carrying value. The Company also determined that no impairment existed at December 31, 2018 and December 31, 2017. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

Note 10 — Accounts Payable and Accrued Expenses

The table below reflects the Company's breakdown of the amounts in accounts payable and and other accrued expenses by cost category as of the periods presented below:

	December 31,
	2018	2017
Accounts payable	$30,005	$32,345
Accrued payroll and related expenses	28,915	29,569
Accrued subcontractor fees	13,447	10,814
Accrued agency fees	237	1,671
Accrued legal and professional fees	2,277	2,983
Other accrued expenses	5,155	5,839
	$80,036	$83,221

Note 11 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.62%	7.32%	$29,550	$29,850
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.31%	5.25%	14,400	3,300
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	N/A	4.10%	—	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (2)	04/18/2019	Variable	5.58%	5.50%	2,461	2,316
Engineering SA Services Technicos - Consortium of Brazilian Credit Facilities (3)	04/30/2019	Fixed	3.35%	4.76%	—	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.17%	2.17%	1,594	2,202
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.41%	3.37%	198	407
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.75%	2.75%	542	599
Total notes payable and long-term debt, gross					$48,745	$38,674
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(794)	(892)
Notes payable and long-term debt					$47,951	$37,782
Current portion of notes payable					3,538	3,406
Current portion of unamortized debt discount and deferred financing costs					(174)	(165)
Current maturities of notes payable and long-term debt					$3,364	$3,241
Notes payable and long-term debt, net of current maturities					44,587	34,541
(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through December 31, 2018 since inception.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review by the bank in April. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of December 31, 2018 and 2017.
(3) The unsecured Engineering SA Services revolving credit facilities were held with two banks in Brazil under four separate arrangements and were subject to automatic renewal on a monthly basis with varying terms as of December 31, 2017 and September 30, 2018. In October 2018, three of the credit facilities were not renewed. The borrowing availability is based on conversion rates from Brazilian Real.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of December 31, 2018 and 2017.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2%. The Company was in compliance with this financial covenant calculation as of December 31, 2018.

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

The interest rate on borrowings under the International Revolving Credit Facility will be the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available) plus 4.50% per annum. On June 21, 2017, borrowings under the International Revolving Credit Facility were paid in full and there have not been any subsequent borrowings through December 31, 2018.

Commitment fees are paid quarterly and are calculated at 0.50% per annum based on the daily unused portion of the Domestic Revolving Credit Facility and at 0.75% per annum based on the daily unused portion of the International Revolving Credit Facility.

The unamortized debt issuance costs of $1,879 and $2,400 are included in other assets in the Company's consolidated balance sheet at December 31, 2018 and December 31, 2017, respectively.

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

At December 31, 2018, the Company had $10,853 of outstanding letters of credit, which resulted in no available borrowing capacity under the Domestic Revolving Credit Facility. At December 31, 2018, the Company had $2,644 of outstanding letters of credit and $2,952 of available borrowing capacity under the International Revolving Credit Facility.

At December 31, 2018, contractually scheduled maturities of current and long-term debt, net of the amortization of the deferred financing costs related to the 2017 Term Loan Facility, were as follows:

Years Ending December 31,	Total Scheduled Maturities (1)
2019	$3,364
2020	711
2021	727
2022	14,587
2023	28,334
Thereafter	228
Total	$47,951
(1) Amounts are estimated based on the foreign currency exchange rates as of December 31, 2018 and 2017, where applicable.

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

As of December 31, 2018, the balances payable to AFCO for these arrangements was $474 and is reflected in other current liabilities on the Company's consolidated balance sheets.

Note 12 — Share-Based Compensation

2017 Equity Compensation Plan (the "2017 Plan")

The 2017 Equity Compensation Plan covers 4,250 shares of the Company's common stock. Awards of the plan may take the form of shares of the Company's common stock, stock options, including stock appreciation rights, restricted stock, deferred stock units ("DSU"), restricted stock units ("RSU"), dividend equivalents rights and other forms of equity-based awards. Eligible participants include employees, non-employee directors, officer, advisor, consultant or other personnel expected to provide services for the Company and joint venture affiliates of the Company.

RSU's Issued under the 2017 Plan:

RSU's issued under the 2017 Plan entitle each participant to receive one unit of restricted stock. In March 2018, certain employees under the Company's executive management team were awarded units of restricted stock that are subject to cliff vesting on the three year anniversary of the date the units were awarded in March 2021 (the "Cliff Vesting Date"). Such awards will vest on the conditions that each employee remain with the Company during the three-year period until the cliff vesting date and that specified performance goals are achieved. The number of RSU's that may be granted are also subject to performance level ranges that are based on the Compound Annual Growth Rate (or "CAGR") that will be measured based on the Company's EPS with the filings of the 10-K for the years ended December 31, 2018, 2019 and 2020, with the final determination of the number of units to be made on the Cliff Vesting Date. The Company was not current with its SEC filings on the date that the RSU's were originally approved. In accordance with the terms of these grants, the RSU's could not be granted to the participants until the Company became current in its filings with the SEC. Therefore, these RSU's were granted and the value of the awards were estimated on October 12, 2018, the date the Company became current with its SEC filings.

Because the Company did not estimate that the conditions under any of the performance level ranges would be met, there was no such compensation expense recorded for the year ended December 31, 2018. The total number of units issued under the awards totaled between 226 and 678, had the Company estimated that the performance conditions could be met.

DSU's Issued under the 2017 Plan:

DSU's issued under the 2017 Plan entitle each participant to receive one share of the Company's common stock for each DSU that will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSU's.

In November and December 2018, DSU's were issued to employees of the Company for their executive officer appointments. These DSU awards vest over a three-year period at 33.3% per annum and have service period requirements for each year that the DSU's vest.

In December 2018, DSU's were issued to the Company's board of directors (the "Board") as a portion of their annual retainer and entitle them to receive one share of the Company's common stock for each DSU that will vest immediately upon separation from the Company.

The total compensation expense related to the DSU's issued under the 2017 Plan was $756 for the year ended December 31, 2018, which includes $1 of expense related to unvested DSU's as of December 31, 2018.

The following table reflects the DSU activity related to the 2017 Plan.

	Number of Units	Weighted Average Issue Price per Share
Total DSU's granted	265	$3.05
Total DSU's vested	(245)	3.05
Total DSU's unvested, December 31, 2018	20	$3.05

As of December 31, 2018, the Company had $61 of unrecognized compensation cost related to unvested DSU's granted under the 2017 Plan, which is expected to be recognized over a weighted-average period of 3.0 years.

2009 Non-Employee Director Stock Grant Plan

The 2009 Non-Employee Director Stock Grant Plan (the "Non-Employee Plan"), as amended, covers 400 shares of the Company’s common stock. Awards under the plan may take the form of shares of the Company’s DSU's which entitle the participants to receive one share of common stock for each DSU upon retirement from the Board of Directors. Only the Company’s Non-Employee Directors are eligible to receive awards under the plan and expires on June 9, 2019. No awards were granted in 2017.

The information with respect to the plan’s activity follows:

	Years Ended December 31,
	2018	2017	2016
Shares issued	30	—	3
Compensation expense	$—	$—	$10

DSU's issued (1)	—	—	96
Compensation expense	$—	$—	$350
(1) As of December 31, 2018 and 2017 all outstanding deferred stock units were fully vested.

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan covers 2,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. Information with respect to the plan’s activity follows:

	Years Ended December 31,
	2018	2017	2016
Shares purchased	43	36	59
Aggregate purchase price	$122	$139	$182
Compensation expense	$22	$25	$32

2006 Employee Stock Option Plan

The 2006 Employee Stock Option Plan, as amended, covers 10,000 shares of the Company’s common stock. Under its terms, directors, officers and employees of the Company and its subsidiaries are eligible to receive non-qualified and incentive stock options. Options granted to non-employee directors vest immediately and have a five-year contractual term. Options granted to officers and employees vest over five years and have a seven-year contractual term. Generally, each option has an exercise price equal to the closing quoted market price of a share of the Company’s common stock on the date of grant. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the closing quoted market price on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. At December 31, 2018, a total of 3,321 shares of common stock were reserved for future issuance under the plan.

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2018, 2017 and 2016 and the assumptions used to estimate the fair value:

	December 31,
	2018	2017	2016
Average expected life (years)	N/A *	5.00	4.98
Forfeiture range	N/A *	0	0
Weighted average forfeiture rate	N/A *	0%	0.0%
Dividends	N/A *	0%	0%
Volatility range	N/A *	48.3%	47.4% - 57.5%
Weighted average volatility	N/A *	48.3%	56.5%
Range of risk-free interest rates	N/A *	2.08%	0.97% - 1.46%
Weighted average risk-free interest rate	N/A *	2.08%	1.22%
Weighted average fair value at grant date	N/A *	$1.97	$1.52
* There were no stock options granted during the year ended December 31, 2018.

The expected term of the options is management's estimates based on the Company's option exercise history. Expected volatility was calculated using the average historical volatility of the Company's stock price. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, particularly as to stock price volatility of the underlying stock, which can materially affect the resulting valuation.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	7,711	$4.41
Granted	1,025	4.40
Exercised	(438)	2.66
Expired	(1,154)	6.81
Forfeited	(82)	4.24
Outstanding, December 31, 2016	7,062	4.45
Granted	716	4.98
Exercised	(518)	3.84
Expired	(813)	5.22
Forfeited	(349)	4.49
Outstanding, December 31, 2017	6,098	4.45
Granted	—	—
Exercised	(2,924)	4.08
Expired	(940)	5.75
Forfeited	(291)	4.67
Outstanding, December 31, 2018	1,943	$4.36	2.40	$2,481
Exercisable, December 31, 2018	1,349	$4.33	1.53	$1,688

Aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2018.  At December 31, 2018, the weighted average exercise price of the outstanding options was $4.36 and the closing stock price was $3.08.

The weighted average characteristics of outstanding stock options by exercise price at December 31, 2018 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2018	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2018	Weighted Average Remaining Contractual Life (in years)
$3.12	5	1.60	5	1.60
3.67	263	1.06	263	1.06
4.00	250	4.26	100	4.26
4.03	225	3.08	135	3.08
4.31	12	4.45	5	4.45
4.35	500	0.01	500	0.01
4.46	25	4.77	10	4.77
4.65	348	5.19	70	5.19
4.84	38	1.61	38	1.61
4.90	5	3.59	3	3.59
4.95	221	2.19	177	2.19
5.17	13	4.45	5	4.45
6.61	38	0.45	38	0.45
	1,943	2.40	1,349	1.53

In the years ended December 31, 2018, 2017 and 2016, the Company recorded share-based compensation related to stock options of approximately $445, $2,990 and $2,360, respectively, which is included in selling, general and administrative expenses.

At December 31, 2018, total unrecognized compensation cost related to non-vested options was $793 which will be recognized over the remaining weighted-average service period of 2.37 years.

On May 10, 2017, the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the Interim Chief Executive Officer ("ICEO") during his term of service which ended on September 30, 2018. At the end of each month during this period, the ICEO was entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. The ICEO accumulated approximately 138 and 125 shares during the years ended December 31, 2018 and 2017, respectively, for such service compensation, aggregating approximately 263 shares. The aggregate shares earned was delivered to the ICEO on his last day of service. The Company recorded compensation expense of $399 and $681 for the years ended December 31, 2018 and 2017 related to his services.

Note 13 — Stockholders’ Equity

During the year ended December 31, 2018, the Company received cash proceeds of $11,720 from the exercise of stock options.

Engineering S.A.

On February 28, 2011, the Company’s subsidiary, Hill Spain, indirectly acquired 60% of the outstanding common stock of Engineering S.A., now known as Hill International do Brasil, S.A. (“ESA”) with approximately 400 professionals. Engineering S.A., headquartered in Sao Paulo, provides project management, construction management and engineering consulting services throughout Brazil. ESA’s shareholders entered into an agreement whereby the minority shareholders had a right to compel (“ESA Put Option”) Hill Spain to purchase any or all of their shares during the period from February 28, 2014 to February 28, 2021. Hill Spain also had the right to compel (“ESA Call Option”) the minority shareholders to sell any or all of their shares during the same time period. The purchase price for such shares shall be seven times the earnings before interest and taxes for ESA’s most recently ended fiscal year, net of any financial debt plus excess cash, multiplied by the percentage which the shares to be purchased were in proportion to the total number of shares outstanding at the time of purchase, but in the event the ESA Call Option is exercised by Hill Spain, the purchase price shall be increased by five percent.

In April 2015, two shareholders who owned approximately 19% of ESA exercised their ESA Put Options claiming an aggregate value of BRL 10,645 ($3,416). As an incentive to the sellers to receive Hill’s common stock as payment, the Company offered the sellers a 25% premium. The sellers countered the Company’s offer by requesting payment in common stock at the U.S. dollar value on April 4, 2015 ($4,374) as well as a price guarantee upon the sale of the stock during a 30-day period after closing. The Company agreed to the counter offer and paid the liability with 925 shares of its common stock in August 2015. In November 2015, the Company paid approximately $580 to the selling shareholders to repurchase 130 shares of its common stock, which increased the Company's ownership to approximately 91% of ESA.

On June 17, 2016, the three remaining minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656 (approximately $2,670) at December 31, 2016. The Company accrued the liability which is included in other current liabilities and as an adjustment to additional paid-in capital in the consolidated balance sheet at December 31, 2016. The transaction was finalized during 2017 with agreement from the minority shareholders to a reduced total payment of BRL 6,084 (approximately $1,893), at which time the Company revised its previous estimate and recorded a reduction to the liability and increase to additional paid in capital. In November 2017, the Company settled with one minority shareholder, acquiring their remaining interest in ESA. The Company reflected such acquisition of additional interest in ESA in its consolidated balance sheet at December 31, 2017. In February 2018, the Company settled with the two remaining minority shareholders acquiring their remaining interests in ESA, which increased the its ownership to 100% of ESA.

Cashless Exercise of Stock Options

During 2018, certain officers exercised seventy thousand options with an exercise price of $2.89 through the Company.  The Company withheld thirty-six thousand shares as payment for the options and placed those shares in treasury. The officers received thirty-four thousand shares from these transactions. There were no such exercises during 2017.

Note 14 - Income Taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes broad and complex changes to the U.S. tax code and includes significant provisions impacting the Company's 2017 and 2018 effective tax rate. The changes include, but are not limited to, a reduction in the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time deemed repatriation (“Transition Tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes that may apply on certain foreign sourced earnings. As of December 31, 2017, we had not yet completed our accounting for the enactment-date income tax effects of the Act under ASC 740 for the re-measurement of deferred tax assets and liabilities, the one-time transition tax, and our position on the tax on global intangible low-taxed income.
For the year ended December 31, 2017 and the first nine months of 2018, by applying the guidance within Staff Accounting Bulletin No. 118 (“SAB 118”), the Company made reasonable estimates and recorded provisional amounts for enactment-date effects of the Act. As of December 31, 2017, we recorded a discrete tax expense related to the Transition Tax in the amount of $371. We also remeasured our existing deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. There was no income statement impact resulting from this re-measurement, as the U.S. entities were in a full valuation allowance position as of the enactment date. These amounts represented the Company's best estimate of the impact of the Tax Cuts and Jobs act, at that time.
As of December 31, 2018, we have completed our accounting for all the enactment-date income tax effects of the Act which resulted in an immaterial impact to income tax expense. It is expected that the United States Treasury will continue to issue regulations that could have a material financial statement impact on the Company's effective tax rate in future periods. In addition, to the extent there are settlements in the future for certain foreign unrecognized tax benefits, the Transition Tax may also be revised in a future period. We will continue to monitor these changes and assess the financial statement impacts that result.

The Act also subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. For the year ended December 31, 2018, there was no tax incurred as a result of the period inclusion.

The effective tax rates for the years ended December 31, 2018, 2017 and 2016 were (16.1)%, (86.5)% and (37.2)% respectively. The Company’s effective tax rate is significantly different than the U.S. federal statutory rate, for the year ended December 31, 2018, primarily from the inability to record an income tax benefit related to net operating losses in certain jurisdictions, differences in statutory tax rates between foreign and U.S. jurisdictions, as well as certain expenses not allowable as deductions under statutory tax rules. The Company’s effective tax rate, for the years ended December 31, 2017 and December 31, 2016, is significantly different than the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to net operating losses in certain jurisdictions, differences in statutory tax rates between foreign and U.S jurisdictions, and tax impacts related to 2017 tax reform.

The components of earnings (loss) from continuing operations before income taxes by United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2018	2017	2016
United States	$(20,026)	$(11,825)	$(4,595)
Foreign jurisdictions	(6,247)	8,238	(11,410)
	$(26,273)	$(3,587)	$(16,005)

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$—	$71	$71
State and local	(568)	324	(244)
Foreign jurisdictions	5,938	(1,526)	4,412
	$5,370	$(1,131)	$4,239

Year ended December 31, 2017:
U.S. federal	$(3,769)	$—	$(3,769)
State and local	(733)	—	(733)
Foreign jurisdictions	8,207	(602)	7,605
	$3,705	$(602)	$3,103

Year ended December 31, 2016:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign jurisdictions	6,793	(838)	5,955
	$6,793	$(838)	$5,955

Income tax expense was $4,239, $3,103 and $5,955 in 2018, 2017 and 2016, respectively. The following table summarizes the difference between an income tax expense/(benefit) at the United States statutory rate of 21% in 2018, and 35% in 2017 and 2016, respectively, and the income tax expense at effective worldwide tax rates for the respective periods:

	Years Ended December 31,
	2018	2017	2016
Statutory federal income tax (benefit)	$(5,517)	$(1,255)	$(5,602)
Foreign tax expense	2,163	4,178	6,802
Change in the valuation allowance	5,823	(13,319)	4,269
Discontinued operations NOL adjustment	—	—	(4,206)
Tax benefit for discontinued operations use of continuing operations current year loss	—	(4,967)	—
Net liability (reductions) additions for uncertain tax positions	312	543	(40)
Excess compensation	229	911	513
State and local income taxes, net of federal income tax benefit	(125)	61	(105)
Stock options	63	418	4,354
Transition tax due to repatriation	—	14,633	—
Impact due to tax reform	—	2,534	—
Non-deductible loss on bond	1,667	—	—
Other	(376)	(634)	(30)
Total	$4,239	$3,103	$5,955

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$9,374	$8,625
Amortization of intangibles	—	1,891
Net operating loss carry forward - foreign operations	10,157	8,951
Compensated absences	866	1,033
Foreign income taxes on currency translation	7,456	6,611
Share based compensation	272	153
Allowance for uncollectible accounts	13,491	14,545
Bonus Accrual	788	—
Labor contingencies	203	187
Deferred income	188	813
Foreign tax credit	1,201	17,374
Accrued expenses	283	—
Other	609	407
Total gross deferred tax assets	44,888	60,590
Valuation allowances	(37,591)	(52,410)
Net deferred tax assets	7,297	8,180

Deferred tax liabilities:
Intangible assets	(2,095)	(3,070)
Depreciation	(311)	(135)
Prepaid expenses	(788)	(837)
Accrued expenses	—	(1,019)
Total gross deferred tax liabilities	(3,194)	(5,061)
Net deferred tax assets	$4,103	$3,119

The deferred taxes have been reflected in the balance sheet based on tax jurisdiction as follows:

Deferred tax asset	$4,521	$4,052
Deferred tax liability	(418)	(933)
Net deferred tax assets	$4,103	$3,119

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

As of December 31, 2017, the Company was able to fully utilize its federal net operating loss carry forward in the United States due to the sale of the Claims business coupled with the deemed repatriation of historical unremitted earnings discussed above. These losses were historically valued by the Company, so the valuation allowance was released related to the federal net operating loss carry forward, which resulted in a zero impact to the effective tax rate. During the year ended December 31, 2018, the Company continued to generate net operating losses, which under the Act now have an unlimited life, and recorded additional valuation allowance to materially offset, as management had determined that it was more likely than not that the Company would not be able to utilize a significant portion of its U.S. deferred tax assets. The gross cumulative federal net operating loss as of December 31, 2018 was $8,744 with no expiration. The cumulative state net operating losses at December 31, 2018 were $116,926, which will begin to expire in 2025.

At December 31, 2018 and 2017, there were approximately $43,843 and $35,946, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $25,199 and $26,127 were recorded at December 31, 2018 and 2017, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve and the foreign net operating loss carry forwards.

Generally, the foreign earnings subject to the Transition Tax can be distributed without additional U.S. tax, however, any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes in the source and intervening foreign jurisdictions, and certain U.S. state taxes. The Company is in the process of evaluating its cash needs around its global operations and as of year-end will continue to be reinvested indefinitely in its unremitted foreign earnings. The Company has made no provision for US federal and state taxes on unremitted foreign earnings in excess of the amount imposed by the Act one-time transition tax on deferred earnings, any incremental foreign income taxes and withholding taxes payable to foreign jurisdictions related to any distributions. Determination of the amount of the unrecognized deferred foreign tax liability for these amounts is not practicable because of the complexities associated with its hypothetical calculation.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2018 and 2017 including interest and penalties:

	Years Ended December 31,
	2018	2017
Balance, beginning of year	$2,676	$6,735
Reductions based on tax positions related to prior years	(684)	(243)
Reduction due to settlements with taxing authorities	—	(4,773)
Additions based on tax positions related to prior years	996	957
Balance, end of year	$2,988	$2,676

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

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018 and 2017, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $420 and $390, respectively, related to potential interest and penalties.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. As part of its assessment of potential adjustments to its tax returns, the Company increases its current tax liability to the extent an adjustment would result in a cash tax payment or decreases its deferred tax assets to the extent an adjustment would not result in a cash tax payment. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.

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

In 2013, M.A. Angeliades, Inc. (“Plaintiff”) filed a complaint with the Supreme Court of New York against the Company and the New York City Department of Design and Construction (“DDC”) regarding payment of approximately $8,771 for work performed as a subcontractor to the Company plus interest and other costs. On October 5, 2015, pursuant to a settlement agreement, Hill paid Plaintiff approximately $2,596, including interest amounting to $1,056. The Plaintiff resolved its remaining issues regarding change orders and compensation for delay with DDC. On January 16, 2016, Plaintiff filed a Motion to amend its complaint against the Company claiming that the amounts paid by the Company do not reconcile with the amounts Plaintiff believes the Company received from DDC despite DDC’s records reflecting the same amount as the Company’s. On August 8, 2016, the Plaintiff’s Motion was granted and the parties resolved the matter and entered into a confidential settlement and general release on August 17, 2018. The settlement was accrued for and reflected in the Company's balance sheet and the statement of operations as of and for the year ended December 31, 2017 and was paid in full during the year ended December 31, 2018.

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

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds and letters of guarantee to clients, potential clients and other third parties generally for three separate purposes as follows:

(1)
The Company and certain of the Company’s subsidiaries have entered into contracts for the performance of construction management services that provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases, these clients also require a parent company guarantee. The average term the Company entered into such arrangements was 4.1 years at December 31, 2018.

(2)
The Company may also enter into certain contracts that require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services. The average term the Company entered into such arrangements was 4.5 years at December 31, 2018.

(3)
Certain clients may require bonds as part of the bidding process for new work. Bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected, the bond is canceled and if the bid is accepted, the Company may be required to provide a performance bond. The average term of these arrangements were 1.8 years at December 31, 2018.

The maximum potential future payment under these arrangements at December 31, 2018 and 2017 was $63,923 and $70,859, which partially includes credit facility arrangements that are denominated in foreign currencies. These balances partially reduced the Company's available borrowing capacity on the Domestic and International Revolving Credit Facilities by a total of $13,497, as reflected in Note 11 - Notes Payable and Long-Term Debt.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow at December 31, 2018 and 2017 was $4,396 and $4,407, respectively.

Off-balance sheet arrangements also included a $3,750 irrevocable standby letter of credit as of December 31, 2018 and 2017 that the Company was required to provide as part of the May 5, 2017 sale of the Construction Claims Group in order to secure certain of the Company's indemnification obligations for twelve months following the sale. This amount was an additional reduction to the Company's available borrowing capacity under the Domestic Revolving Credit Facility as of December 31, 2018 and 2017. The Company believes that it has met all of its obligations under the terms of the Stock Purchase Agreement and is working the Purchaser in having this full amount released during the year ended December 31, 2019.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $997 which is reflected in other liabilities in the consolidated balance sheet, $35 of which was expensed in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.

Note 16 — Operating Leases

The Company's leases are primarily comprised of office space for its corporate and project-based locations throughout the world and have been classified as operating leases, including any subleases where the Company is the sublessor. Rent expense/(income) for operating leases are recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. The lease term may also include any renewal options exercisable by the Company, at the Company's sole discretion. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease.

Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities. Rent expense was approximately $8,881, $8,940 and $9,208 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in selling, general and administrative and direct expenses in the consolidated statements of operations.

At December 31, 2018, approximate future minimum cash payments under these leases that have remaining non-cancelable lease terms in excess of one year are as follows:

Years Ending December 31,	Rent Expense from Operating Leases	Rental (Income) from Operating Leases (1)	Total Operating Lease Rent, Net
2019	$5,755	$(579)	$5,176
2020	4,846	(1,085)	3,761
2021	3,706	(1,043)	2,663
2022	2,893	(953)	1,940
2023	2,444	(978)	1,466
Thereafter	6,832	(3,295)	3,537
Total (2)	$26,476	$(7,933)	$18,543
(1) Includes sublease agreement executed during the year ended December 31, 2018, but not yet commenced.
(2) Partially includes rent expense and rental income amounts payable/(receivable) in various foreign currencies and and are based on the average foreign currency exchange rates for the month ended December 31, 2018, where applicable.

Note 17 - Benefit Plans

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age who have completed at least one month of service. The Company matches $0.50 on the dollar of employee contributions up to a maximum of 6.0% of the employee's salary. For the years ended December 31, 2018, 2017 and 2016, the Company recognized expense amounting to $2,122, $1,363 and $1,005, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) that provide lump sum termination benefits to certain employees in the United Arab Emirates, Saudi Arabia, Qatar, Oman, Bahrain and Kuwait. The EOSB Plans are calculated based on tenure of service and may vary depending on the circumstances surrounding the separation. Generally, the plans provide for a lump sum benefit that is based on the employee's salary, years of service and statutory requirements that exist within the employee's office location. The Company calculated the present value of the expected future payments using the Projected Unit Credit Method, which estimates the fair value of the projected benefits that current plan participants will earn and was used to assess the Company's liabilities as of December 31, 2018 and 2017. The baseline assumptions used for the calculation included a discount rate of 4.0%, a salary increase of 2.0% per annum and an employee turnover rate of 25% per annum. The Company recorded liabilities of $12,767 and $13,940 for the EOSB Plans as of December 31, 2018 and 2017, respectively, which are included in accrued payroll and related expenses. For the years ended December 31, 2018, 2017 and 2016, the Company recognized expense for the EOSB Plans of $5,563, $4,861 and $4,327 respectively, which is included in direct expense and selling, general and administrative expense in the consolidated statements of operations.

Note 18 —Segment and Related Information

The Company has one reporting segment, the Project Management Group, which reflects how the Company is managed. The Project Management Group provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services (collectively, "integrated project management") and facilities management services.

The following tables present certain information for the Company's operations:

Total Revenue by Geographic Region:

	2018		2017		2016
United States	$205,149	47.9%	$227,581	47.1%	$204,035	39.5%
Latin America	11,503	2.7%	11,772	2.4%	18,775	3.6%
Europe	41,259	9.6%	43,179	8.9%	41,062	8.0%
Middle East	133,690	31.2%	169,964	35.1%	213,613	41.4%
Africa	26,600	6.2%	23,100	4.8%	24,037	4.7%
Asia/Pacific	10,478	2.4%	8,140	1.7%	14,490	2.8%
Total	$428,679	100.0%	$483,736	100.0%	$516,012	100.0%

For the twelve months ended December 31, 2018, total revenue for the United Arab Emirates amounted to $47,064, which made up 11.0% of the Company's total revenue. No other country except for the United States accounted for over 10% of total revenue.

For the twelve months ended December 31, 2017, no other country, except for the United States, accounted for over 10% of total revenue.

For the year ended December 31, 2016, total revenue from the United Arab Emirates amounted to $73,617 representing 14.3% of the total. No other country except for the United States accounted for over 10% of total revenue.

Operating Profit (Loss):

	2018	2017	2016
United States	$25,605	$23,191	$17,742
Latin America	(3,119)	(3,190)	1,702
Europe	(6,827)	3,221	(8,285)
Middle East	(5,609)	21,096	15,992
Africa	5,592	(752)	(7,083)
Asia/Pacific	3,532	(1,378)	1,097
Corporate	(40,137)	(42,744)	(34,815)
Total	$(20,963)	$(556)	$(13,650)

Depreciation and Amortization Expense:

	2018	2017	2016
Project Management	$4,775	$5,663	$6,635
Corporate	655	860	630
Total	$5,430	$6,523	$7,265

Revenue By Client Type:

	2018		2017		2016
U.S. federal government	$16,610	3.9%	$15,105	3.1%	$12,050	2.3%
U.S. state, regional and local governments	136,904	31.9%	156,183	32.3%	155,976	30.2%
Foreign governments	117,361	27.4%	133,655	27.6%	170,567	33.1%
Private sector	157,804	36.8%	178,793	37.0%	177,419	34.4%
Total	$428,679	100.0%	$483,736	100.0%	$516,012	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2018	2017
United States	$8,416	$9,434
Latin America	692	546
Europe	503	675
Middle East	962	1,164
Africa	105	105
Asia/Pacific	109	80
Total	$10,787	$12,004

Quarterly Results (Unaudited)
The following is a summary of certain quarterly financial information for fiscal years 2018 and 2017 (in thousands except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2018:
Revenue	$113,897	$112,148	$101,935	$100,699
Gross profit	34,685	33,202	33,124	29,680
Operating profit (loss)	(5,240)	(3,525)	(7,669)	(4,529)
Earnings (loss) from continuing operations	(7,669)	(7,064)	(8,484)	(7,295)
Loss from discontinued operations	(482)	(381)	—	—
Net (loss) earnings attributable to Hill	(8,149)	(7,483)	(8,544)	(7,285)
Basic earnings (loss) per common share from continuing operations	$(0.14)	$(0.13)	$(0.15)	$(0.13)
Basic (loss) per common share from discontinued operations	(0.01)	(0.01)	—	—
Basic (loss) earnings per common share - Hill International, Inc.	$(0.15)	$(0.14)	$(0.15)	$(0.13)
Diluted earnings (loss) per common share from continuing operations	$(0.14)	$(0.13)	$(0.15)	$(0.13)
Diluted loss per common share from discontinued operations	(0.01)	(0.01)	—	—
Diluted (loss) earnings per common share - Hill International, Inc.	$(0.15)	$(0.14)	$(0.15)	$(0.13)

Year Ended December 31, 2017:
Revenue	$116,120	$125,436	$123,192	$118,988
Gross profit	37,611	38,629	37,317	33,296
Operating profit (loss)	4,114	(1,363)	(1,628)	(1,679)
Earnings (loss) from continuing operations	2,016	(996)	(1,595)	(6,115)
Loss from discontinued operations	(4,251)	(7,301)	(752)	(2,175)
Gain on disposal of discontinued operations, net of tax	—	52,195	(1,892)	(1,590)
Net earnings (loss) attributable to Hill	(2,354)	43,897	(4,294)	(9,883)
Basic earnings (loss) per common share from continuing operations	$0.04	$(0.02)	$(0.03)	$(0.12)
Basic loss per common share from discontinued operations	(0.09)	(0.14)	(0.01)	(0.04)
Basic gain on disposal of discontinued operations, net of tax	$—	$1.00	$(0.04)	$(0.03)
Basic earnings (loss) per common share - Hill International, Inc.	$(0.05)	$0.84	$(0.08)	$(0.19)
Diluted earnings (loss) per common share from continuing operations	$0.04	$(0.02)	$(0.03)	$(0.12)
Diluted loss per common share from discontinued operations	(0.09)	(0.14)	(0.01)	(0.04)
Diluted gain on disposal of discontinued operations, net of tax	$—	$1.00	$(0.04)	$(0.03)
Diluted earnings (loss) per common share - Hill International, Inc.	$(0.05)	$0.84	$(0.08)	$(0.19)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Based upon its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

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

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Accordingly, management believes the consolidated financial statements and related notes hereto included in this Annual Report on Form 10-K fairly presents in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system was designed under the supervision of our previous Chairman and Chief Executive Officer and our previous Senior Vice President and Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with US GAAP.

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

Management, under the supervision of our Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO (2013), determined that the Company had not maintained effective internal control over financial reporting as of December 31, 2018 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

Information & Communication

1.
The Company did not maintain effective controls over certain information technology ("IT") systems and processes that are relevant to the preparation of our consolidated financial statements. Specifically, the company did not maintain effective monitoring controls for the periodic review of access to financial systems and data, for user access to segregate duties within financial applications; and for decommissioning of access privileges following changes in employment status.

Monitoring Activities

2.	The Company did not maintain effective monitoring and review activities including the timely assessment of control design gaps and their impact to the control environment.

Material Weaknesses Previously Reported

Control Environment

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

4.
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

Control Activities

5.
The Company misapplied US GAAP as it relates to the estimation of the potential loss on the Company’s accounts receivable and related balances. Specifically, the Company did not have sufficient procedures and controls in place to enable the proper application of US GAAP and ensure that the company maintained a reasonable level of reserves for potentially uncollectible accounts receivable.

6.
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

7.
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

8.
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

9.
The Company did not maintain effective policies, procedures, and controls to ensure that the revenue recognition accounting for certain customer contracts was performed in accordance with ASC 606, Revenue from Contracts with Customers, which superseded ASC 605-35, Revenue Recognition. Specifically, the Company failed to consistently use the input method to measure progress toward complete satisfaction of the performance obligation for long-term customer contracts (e.g., fixed fee, lump sum, or maximum contract value).

10.
Management identified a material weakness, in the controls related to the stock option program. The company did not maintain effective controls over the monitoring of employee termination dates related to participants in the stock option program, which resulted in the exercising of stock options that had vested subsequent to individual’s respective termination dates.

Risk Assessment

11.
The Company did not maintain effective controls over its income tax provision and related balance sheet accounts. Specifically, the Company reversed established reserves for uncertain tax positions without meeting the criteria specified within ASC 740, Income Taxes.

EisnerAmper LLP's report on the Company's internal controls over financial reporting is included herein on page 38.

Remediation Plans

The discussion below refers to actions the Company has taken or plans to take to remediate the material weaknesses identified. The remedial actions that have been implemented in whole or in part have generally not been formally documented or tested for effectiveness. The Company plans to formally document and test for effectiveness all remediation during 2019 and the first two months of 2020.

Control Environment

Complement of Personnel

•
The Company hired on November 30, 2018 a Chief Financial Officer with over 20 years of experience at publicly-held companies, approximately half during which he served as Chief Financial Officer, who prior to this experience obtained his CPA license while employed at a Big Four accounting firm.

•
The Company augmented its accounting and finance staff, and in some cases, created new positions to provide additional technical accounting expertise in critical areas, including but not limited to, revenue recognition, consolidation, and income taxes.  The Company will continue to recruit qualified professionals with appropriate levels of knowledge and experience to assist in resolving accounting issues in non-routine or complex transactions.

•
The Company has retained and intends to continue to retain the services of outside consultants, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel.

Financial Reporting - Policies Procedures and Controls

•
The Company has developed and continues to develop policies, procedures, and controls for all key processes including the specific areas identified in this material weakness. In addition, management will train personnel to ensure consistent application of these accounting principles and adherence to the Company’s newly adopted policies, procedures, and controls. In conjunction with this restatement, the Company corrected the accounting errors that resulted from the non-compliance with US GAAP identified in this material weakness.

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

Disclosure Committee

•
The Company established a Disclosure Committee which meets on a quarterly basis (or more frequently as circumstances dictate) to assure that our SEC filings and other public disclosures are complete, accurate, and otherwise comply with applicable accounting principles and regulations. The Company’s Disclosure Committee is a management committee reporting to our Chief Executive Officer with oversight provided by our Audit Committee, and it will include individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal control matters. The Company will also document a formal disclosure policy and procedures to govern the work of the Disclosure Committee.

Control Activities

Accounts Receivable Controls

•
The Company increased accountability at the operational manager and local finance director levels to closely monitor significantly past due accounts and potential collection issues to regional or upper management on a monthly basis or more frequently, as circumstances require. Required independent and detailed documentation and contracts are provided to country or regional controllers and headquarters management who evaluate the collectability of significant and aged client account balances.

•
The Company enhanced transparency and active monitoring at the executive level through monthly and quarterly meetings to review and assess the proper application of US GAAP in financial reporting and estimates. Material accruals and contingencies (including reserves for potentially uncollectible accounts receivable) are evaluated objectively by executive management with input from the business segment units prior to the conclusion of quarterly financial reporting processes.

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

Tax Law and Employment Regulations

•
The Company will develop policies, procedures, and controls to ensure that the foreign local management team is properly preparing analytics and assessments to determine compliance with the respective tax laws and employment regulations of the jurisdictions in which the employees are providing services.

Foreign Currency Related Transactions

•
The Company has and will continue to develop and implement improved policies, procedures, processes and controls, as well as, conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters.

•
The Company has adjusted the accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in AOCI or earnings.

•	The Company is now appropriately reconciling the AOCI account, in a timely manner.

Cash Flow Statement Preparation and Review

•
The Company has developed and is using a template to manually prepare the statement of cash flows on a functional currency basis, translate the individual statements to United States dollars (“USD”), and then aggregate each statement into a consolidated statement of cash flows.

•
The Company has identified systematic controls within the accounting system and will automate the process of preparing the statement of cash flows for each functional currency and translating each statement at the appropriate exchange rate to USD.

•
The Company has implemented review controls to ensure that the consolidated statement of cash flows is prepared utilizing the appropriate classification of activities in accordance with ASC 230, Statement of Cash Flows.

Revenue Recognition - Policies, Procedures and Controls

•
The Company has and will continue to develop policies, procedures, and controls to ensure the proper accounting for revenue recognition matters, and the Company will ensure that the appropriate personnel are effectively trained and adhere to the new policies, procedures, and controls.

•	The Company plans to further utilize the accounting system to maintain and report the accounting associated with revenue recognition after setup.

Stock Option Program - Policies, Procedures and Controls

•
The Company has developed policies, procedures, and controls to ensure the proper oversight of the stock option program to prevent future occurrences. Specifically, accounting now receives a regular report of terminated employees and removes these employees from the AST (stock transfer agent) system.

Risk Assessment

Income Tax Provision

•
The Company has developed policies, procedures, and controls to ensure the proper recognition and de-recognition of tax liabilities is performed in accordance with ASC 740, Income Taxes, and the Company will ensure that the policies, procedures, and controls are followed by the appropriate personnel. Specifically, the Tax Director maintains a log of all tax positions, which is reviewed regularly with the International Tax Manager and the Company’s tax compliance consultants, adjusted as necessary and reviewed with the Company CFO.

Information & Communication

IT Systems

•
The Company has implemented and executed a review of access to the general ledger financial application and finance department share drive. This control will continue to be monitored and executed periodically.

•
The Company has and will continue to review the current financial controls to assess if additional compensating controls are necessary to mitigate segregation of duty issues for all finance personnel impacted.

•
The Company has and will continue to address the coordination and communication of personnel changes between the finance, human resources and IT departments to ensure timely modification or decommissioning of access.

Monitoring Activities

Assessment of Control Design Gaps

•
The Company has and will continue to develop a control environment that provides for regular monitoring and assessment of the business by creating consistent and sustainable oversight of existing controls and assessment to develop additional controls, as warranted. In 2018, management’s assessment of controls was behind schedule due to priorities focused on becoming current with SEC filings, impacting management’s ability to remediate control deficiencies previously identified and various controls were not properly executed. In 2019, controls are being updated and executed to address all key processes including the specific areas identified in the material weaknesses.

Changes in Internal Control Over Financial Reporting

Except for the two new material weaknesses, and continued improvements resulting from progress made on the above noted remediation plans, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information in our 2019 Proxy Statement, which will be filed with the U. S. Securities and Exchange Commission within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2019 Proxy Statement is incorporated by reference in this section.

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

Item 11.  Executive Compensation

The information appearing in our 2019 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee", and "Executive Compensation" is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2019 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 for common shares of the Company that may be issued under our 2008 Employee Stock Purchase Plan and our 2017 Equity Compensation Plan. See Note 12 Share-Based Compensation to the consolidated financial statements for further information related to these plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A) (1) C
Equity compensation plans approved by security holders	2,953	$3.93	8,031
Equity compensation plans not approved by security holders	—	—	—
Total	2,953	$3.93	8,031

(1)
As of December 31, 2018, the Company had 3,321 shares remaining available for future issuance under our 2006 Employee Stock Option Plan 1,195 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan, 208 shares remaining available for future issuance under our 2009 Non-Employee Director Stock Grant Plan and 3,307 shares remaining available for future issuance under our 2017 Equity Compensation Plan. Future grants are no longer available under our 2006 Employee Stock Option Plan or our 2009 Non-Employee Director Stock Grant Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information appearing in our 2019 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

Item 14.  Principal Accounting Fees and Services.

The table below reflects the fees and expenses for services rendered by EisnerAmper for the years ended December 31, 2018 and 2017 and for KPMG for their services rendered during the year ended December 31, 2017. The Audit Committee pre-approved all of these services.

	Years Ended December 31,
Type of Fees	2018	2017
		EisnerAmper	KPMG	Total
Audit Fees (1)	$3,170	$3,923	$901	$4,824
Audit - Related Fees (2)	46	—	—	—
All Other Fees and Expense Reimbursements	71	—	25	25
Total Fees	$3,287	$3,923	$926	$4,849

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2018, and 2017, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018, the footnotes thereto, and the report of EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016.

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

10.19	Separation Agreement and General Release of Claims (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 4, 2017 and incorporated herein by reference.)

10.20*	Hill International, Inc. 2017 Equity Compensation Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2017 and incorporated herein by reference.)

10.21*	Hill International Inc. Key Employee Retention Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2017 and incorporated herein by reference.)

10.22	Second Amendment to Credit Agreement (Included as Exhibits 10.1 and Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on May 11, 2017 and incorporated herein by reference.)

10.23	Increased Commitment Agreement (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference.)

10.24	Separation Agreement with John Fanelli, III (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2017.)

10.25	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-Kfiled on March 9, 2018.)

10.26	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 13, 2018.)

10.27
Hill International, Inc. 2017 Equity Compensation Plan (amended and restated through March 26, 2018)(Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 28, 2018.)

10.28	Termination Agreement (Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2018.)

10.29	Form of Restricted Stock Unit Award Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.30	Form of Deferred Stock Unit Award Agreement (Officers) (Included as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.31	Form of Deferred Stock Unit Award Agreement (Directors) (Included as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.32	Board Observer and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 10, 2018.)

21	Subsidiaries of the Registrant.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
Date:	March 29, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ David D. Sgro	By:	/s/ Alan S. Fellheimer
	David Sgro		Alan S. Fellheimer
	Chairman and Director		Director
Date:	March 29, 2019	Date:	March 29, 2019

By:	/s/ Raouf S. Ghali	By:	/s/ Charles M. Gillman
	Raouf S. Ghali		Charles M. Gillman
	Chief Executive Officer and Director		Director
Date:	March 29, 2019	Date:	March 29, 2019

By:	/s/ Todd Weintraub	By:	/s/ Arnaud Ajdler
	Todd Weintraub		Arnaud Ajdler
	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director
Date:	March 29, 2019	Date:	March 29, 2019

By:	/s/ Paul Evans	By:	/s/ Jim Chadwick
	Paul Evans		Jim Chadwick
	Director		Director
Date:	March 29, 2019	Date:	March 29, 2019

By:	/s/ Camille S. Andrews
Camille S. Andrews
Director
Date:	March 29, 2019

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(Allowance for Uncollectible Receivables — in thousands)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year

Fiscal year ended December 31, 2018	$72,850	$(196)	$(1,377)	$71,277

Fiscal year ended December 31, 2017	$71,082	$6,913	$(5,145)	$72,850

Fiscal year ended December 31, 2016	$60,535	$14,454	$(3,907)	$71,082