Form 10-Q
period 2019-03-31
Hill International, Inc.
filed 2019-05-08
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

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

Securities registered pursuant to Section 12(b) of the Act:

Name of Each
Exchange
	Trading	on Which
Title of Each Class	Symbol	Registered
New York Stock
Common Stock, par value $0.0001	HIL	Exchange (NYSE)

There were 55,659,788 shares of the Registrant’s Common Stock outstanding at April 30, 2019.

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

We do not intend, and undertake no obligation to, update any forward-looking statement. In accordance with the Reform Act, Part II, Item 1A of this Report entitled “Risk Factors” contains cautionary statements that accompany those forward-looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference.

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$25,746	$18,711
Cash - restricted	2,041	2,945
Accounts receivable, less allowance for doubtful accounts of $71,685 and $70,617	112,609	117,469
Current portion of retainage receivable	16,890	18,397
Accounts receivable - affiliates	19,479	19,261
Prepaid expenses and other current assets	5,288	5,554
Income tax receivable	957	758
Total current assets	183,010	183,095
Property and equipment, net	10,984	10,787
Cash - restricted, net of current portion	2,832	1,451
Operating lease right-of-use assets	16,771	—
Retainage receivable	7,142	5,895
Acquired intangibles, net	1,165	1,316
Goodwill	48,340	48,869
Investments	3,068	3,015
Deferred income tax assets	4,777	4,521
Other assets	5,138	5,820
Total assets	$283,227	$264,769
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,778	$3,364
Accounts payable and accrued expenses	86,868	80,036
Income taxes payable	9,848	8,826
Current portion of deferred revenue	9,097	11,169
Current portion of operating lease liabilities	5,327	—
Other current liabilities	5,355	5,644
Total current liabilities	120,273	109,039
Notes payable and long-term debt, net of current maturities	45,081	44,587
Retainage payable	978	927
Deferred income taxes	326	418
Deferred revenue	3,752	5,105
Non-current operating lease liabilities	17,723	—
Other liabilities	4,330	10,248
Total liabilities	192,463	170,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,205 shares and 62,181 shares issued at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	210,325	210,084
Accumulated deficit	(87,579)	(85,444)
Accumulated other comprehensive loss	(4,381)	(2,575)
Less treasury stock of 6,546 shares at March 31, 2019 and December 31, 2018	(28,231)	(28,231)
Hill International, Inc. share of equity	90,140	93,840
Noncontrolling interests	624	605
Total equity	90,764	94,445
Total liabilities and stockholders’ equity	$283,227	$264,769

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$98,683	$113,897
Direct expenses	67,247	77,635
Gross profit	31,436	36,262
Selling, general and administrative expenses	31,311	34,364
Plus: Share of profit of equity method affiliates	414	800
Less: Loss on performance bond	—	7,938
Operating profit (loss)	539	(5,240)
Interest and related financing fees, net	1,512	1,334
Loss before income taxes	(973)	(6,574)
Income tax expense	1,095	1,095
Loss from continuing operations	(2,068)	(7,669)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(482)
Total loss from discontinued operations	—	(482)

Net loss	(2,068)	(8,151)
Less: net earnings (loss) - noncontrolling interests	67	(2)
Net loss attributable to Hill International, Inc.	$(2,135)	$(8,149)

Basic loss per common share from continuing operations	$(0.04)	$(0.14)
Basic loss per common share from discontinued operations	—	(0.01)
Basic loss per common share - Hill International, Inc.	$(0.04)	$(0.15)
Basic weighted average common shares outstanding	55,946	52,992

Diluted loss per common share from continuing operations	$(0.04)	$(0.14)
Diluted loss per common share from discontinued operations	—	(0.01)
Diluted loss per common share - Hill International, Inc.	$(0.04)	$(0.15)
Diluted weighted average common shares outstanding	55,946	52,992

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,068)	$(8,151)
Foreign currency translation adjustment, net of tax	(1,854)	421
Comprehensive loss	(3,922)	(7,730)
Less: Comprehensive loss attributable to non-controlling interests	19	(2)
Comprehensive loss attributable to Hill International, Inc.	$(3,941)	$(7,728)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2018	62,181	6	210,084	(85,444)	(2,575)	6,546	(28,231)	93,840	605	94,445
Net (loss) earnings	—	—	—	(2,135)	—	—	—	(2,135)	67	(2,068)
Other comprehensive loss	—	—	—	—	(1,806)	—	—	(1,806)	(48)	(1,854)
Stock issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	241	—	—	—	—	241	—	241
Balance March 31, 2019	62,205	$6	$210,325	$(87,579)	$(4,381)	6,546	$(28,231)	$90,140	$624	$90,764

Balance - December 31, 2017	59,389	6	197,104	(53,983)	(4,011)	6,977	(30,041)	109,075	1,595	110,670
Net (loss) earnings	—	—	—	(8,149)	—	—	—	(8,149)	(2)	(8,151)
Other comprehensive loss	—	—	—	—	421	—	—	421	(464)	(43)
Stock-based compensation expense	—	—	135	—	—	—	—	135	—	135
Exercise of stock options	568	—	2,295	—	—	(13)	55	2,350	—	2,350
Reversal of accrual for portion of ESA put option (1)	—	—	745	—	—	—	—	745	—	745
Acquisition of additional interest in subsidiary	—	—	(122)	—	—	—	—	(122)	(623)	(745)
Balance - March 31, 2018	59,957	$6	$200,157	$(62,132)	$(3,590)	6,964	$(29,986)	$104,455	$506	$104,961
(1) Engineering S.A. ("ESA") now known as Hill International Brasil S.A.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,068)	$(8,151)
Loss from discontinued operations	—	482
Loss from continuing operations	(2,068)	(7,669)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in):
Depreciation and amortization	791	1,291
Provision for bad debts	934	24
Amortization of deferred loan fees	179	6
Deferred tax benefit	(349)	(31)
Stock based compensation	241	451
Operating lease right-of-use assets	1,408	—
Unrealized foreign exchange (losses) gains on intercompany balances	(511)	1,446
Changes in operating assets and liabilities:
Accounts receivable	5,390	7,469
Accounts receivable - affiliate	(218)	(2,035)
Prepaid expenses and other current assets	551	890
Income taxes receivable	(199)	(162)
Retainage receivable	(1,247)	(725)
Other assets	690	(533)
Accounts payable and accrued expenses	6,851	(4,836)
Income taxes payable	1,020	99
Deferred revenue	(3,423)	(641)
Operating lease liabilities	(1,442)	—
Other current liabilities	31	(1,278)
Retainage payable	51	108
Other liabilities	(222)	582
Net cash provided by (used in) continuing operations	8,458	(5,544)
Net cash used in discontinued operations	—	(482)
Net cash provided by (used in) operating activities	8,458	(6,026)
Cash flows from investing activities:
Purchases of business	—	(122)
Purchase of property and equipment	(873)	(986)
Net cash used in investing activities	(873)	(1,108)
Cash flows from financing activities:
Payments on term loans	(266)	(89)
Net borrowings on revolving loans	1,192	2,069
Proceeds from stock issued under employee stock purchase plan	34	—
Proceeds from exercise of stock options	—	2,350
Net cash provided by financing activities	960	4,330
Effect of exchange rate changes on cash	(1,033)	(601)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,512	(3,405)
Cash, cash equivalents and restricted cash — beginning of period	23,107	26,920
Cash, cash equivalents and restricted cash — end of period	$30,619	$23,515

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2019	2018
Interest and related financing fees paid	$1,414	$1,189
Income taxes paid	$601	$1,148
Cash paid for amounts included in the measurement of lease liabilities	$1,814	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$18,178	$—

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

Note 2 — Liquidity

At March 31, 2019 our principal sources of liquidity consisted of $25,746 of cash and cash equivalents, $105 of available borrowing capacity under the Domestic Revolving Credit Facility, $165 of available borrowing capacity under the International Revolving Credit Facility and $687 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months from the date of this filing. The Company produced cash from operations of $8,458 in the first quarter of 2019. The Company's net cash used in operations during 2018 was primarily due to a number of costs related to the financial statement restatement, restructuring and a performance bond that was called. We do not expect these costs to reoccur.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly- and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Construction Claims Group Sale

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. The Construction Claims Group sale closed on May 5, 2017. For a detailed description of the transaction, see "Note 5 Discontinued Operations" in the Company's 2018 Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

Reclassification

A reclassification was made in the presentation of the consolidated statement of operations for the three months ended March 31, 2018. The Company moved $1,577 related to the middle east vacation expense accrual from direct expense and included it in selling, general and administrative expenses to conform to current year presentation.

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

No single client accounted for 10% or more of revenue for the three months ended March 31, 2019 or 2018.

There was 1 client in the Middle East who contributed 10% or more to accounts receivable at March 31, 2019 and December 31, 2018, respectively which represents 18% and 17% of the accounts receivable balance at March 31, 2019 and December 31, 2018, respectively.

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

See footnote 4, "Revenue from Contracts with Customers," for more detail, regarding how the Company recognizes revenue under each type of its contractual arrangements.

(g)                                    Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$25,746	$18,711
Cash - restricted	2,041	2,945
Cash - restricted, net of current portion	2,832	1,451
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	30,619	23,107

(h)                                    Earnings (loss) per Share

Basic earnings (loss) per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of stock and deferred and restricted stock unit awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 1,417 shares and 5,339 shares at March 31, 2019 and 2018, respectively. In addition, the Company had 471 restricted stock units outstanding at March 31, 2019. These awards were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2019 because they were antidilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended March 31,
	2019	2018
Loss from continuing operations	$(2,068)	$(7,669)
Less: net earnings - noncontrolling interest	67	(2)
Net loss from continuing operations attributable to Hill	$(2,135)	$(7,667)

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

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 of Form 10K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. See update below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on January 1, 2019. The adoption of this ASU impacted the Company’s financial statements in that all existing leases were recorded as right-of-use ("ROU") assets and liabilities on the balance sheet.

The Company elected to adopt the ASU 2016-2 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. The Company elected the package of transition practical expedients for existing leases and therefore the Company has not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether existing land easements should be accounted for as leases. The Company did not apply the hindsight practical expedient, accordingly, the Company did not use hindsight in its assessment of lease terms,. As permitted under ASU 2016-2, the Company elected as accounting policy elections to not recognize ROU assets and related lease liabilities for leases with terms of twelve months or less and to not separate lease and non-lease components, and instead account for the non-lease components together with the lease components as a single lease component.

In connection with the adoption of the new standard, the Company recorded $16,876 of operating lease right of use assets and $23,309 of operating lease liabilities as of January 1, 2019. See Note 14 of this Form 10-Q for additional information and required disclosures.

Under Topic 842, the Company determined if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's determined incremental borrowing rate is a hypothetical rate based on its understanding of what the Company's credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received and net of the deferred rent balance on the date of implementation. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. This ASU was effective for annual and interim reporting periods beginning after December 15, 2018. Our equity incentive plans limit share-based awards to employees and directors of the Company, therefore, adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2019, the Company adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. We have updated our Consolidated Financial Statements to include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period for which a statement of comprehensive income is presented.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and does not expect this update to have a material impact on the Company's consolidated financial statements.

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

Note 4 — Revenue from Contracts with Customers

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the customer. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the customer. The Company assess contracts quarterly and may recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total value of the contract, the Company will begin to negotiate a change order.

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

Claims are amounts in excess of the agreed contract price that the Company seeks to collect from its clients or others for client-

caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Costs related to change orders and claims are recognized when they are incurred. The Company evaluates claims on an individual basis and recognizes revenue it believes is probable to collect.

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

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 12 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of customer, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of customer does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract related to revenue recognition. For purposes of disaggregation of revenue, the contract types have been grouped into: (1) Fixed Price - which include fixed price projects; and, (2) T&M - which include T&M contracts, T&M with a cap and cost plus contracts. The geography of the contracts will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
	Fixed Price	T&M	Total	Percent of revenue
United States	$3,433	$44,659	$48,092	48.7%
Latin America	2,016	418	2,434	2.5%
Europe	6,051	5,293	11,344	11.5%
Middle East	11,365	16,946	28,311	28.7%
Africa	571	6,378	6,949	7.0%
Asia/Pacific	300	1,253	1,553	1.6%
Total	$23,736	$74,947	$98,683	100.0%

	Three Months Ended March 31, 2018
	Fixed Price	T&M	Total	Percent of revenue
United States	$3,056	$48,516	$51,572	45.2%
Latin America	1,821	991	2,812	2.5%
Europe	4,803	5,654	10,457	9.2%
Middle East	17,804	22,494	40,298	35.4%
Africa	38	6,665	6,703	5.9%
Asia/Pacific	581	1,474	2,055	1.8%
Total	$28,103	$85,794	$113,897	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payments. The amount of revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of the periods was $9,241 and $5,615, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with customers for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $97,295. During the following 12 months, approximately 61% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	March 31, 2019	December 31, 2018

Billed	$152,969	$155,540
Unbilled *	31,325	32,546
	184,294	188,086
Allowance for doubtful accounts	(71,685)	(70,617)
Accounts receivable, less allowance for doubtful accounts	$112,609	$117,469

* Amount is net of unbilled reserves.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$4,532	$3,367	$4,591	$3,275
Total	$4,532	$3,367	$4,591	$3,275

Intangible assets, net	$1,165		$1,316

Amortization expense related to intangible assets was as follows:

Three Months Ended March 31,
2019	2018
$114	$343

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2019 (remaining 9 months)	$343
2020	195
2021	167
2022	167
2023	167

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2019:

Balance, December 31, 2018	$48,869
Translation adjustments (1)	(529)
Balance, March 31, 2019	$48,340

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of March 31, 2019.

The Company performed its 2018 annual impairment test effective July 1, 2018 and noted no impairment. Based on the valuation as of July 1, 2018, the fair value of the Company substantially exceeded its carrying value. The Company also noted no indications of impairment were present at March 31, 2019 requiring reassessment. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2019	December 31, 2018

Accounts payable	$33,506	$30,005
Accrued payroll and related expenses	29,370	28,915
Accrued subcontractor fees	13,188	13,447
Accrued agency fees	348	237
Accrued legal and professional fees	2,403	2,277
Other accrued expenses	8,053	5,155
	$86,868	$80,036

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.86%	7.62%	$29,475	$29,550
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.37%	6.31%	13,900	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	5.97%	N/A	1,178	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (2)	04/18/2020	Variable	5.58%	5.58%	2,779	2,461
Hill International Brasil S.A. - Revolving Credit Facility (3)	05/13/2019	Fixed	3.35%	3.35%	175	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.17%	2.17%	1,435	1,594
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.45%	3.41%	146	198
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.75%	2.75%	527	542
Total notes payable and long-term debt, gross					$49,615	$48,745
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(756)	(794)
Notes payable and long-term debt					$48,859	$47,951
Current portion of notes payable					3,954	3,538
Current portion of unamortized debt discount and deferred financing costs					(176)	(174)
Current maturities of notes payable and long-term debt					3,778	3,364
Notes payable and long-term debt, net of current maturities					45,081	44,587
(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through March 31, 2019 since inception.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of March 31, 2019 and December 31, 2018. The Company had $352 of availability under the credit facility as of March 31, 2019.
(3) The unsecured Hill International Brasil S.A. revolving credit facilities were previously held with two banks in Brazil under four separate arrangements and were subject to automatic renewal on a monthly basis. In October 2018, three of the credit facilities were not renewed. The Company had $335 of availability under the credit facility as of March 31, 2019. The amounts outstanding and available are based on conversion rates from Brazilian Real.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of March 31, 2019 and December 31, 2018.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale under the 2017 Term Loan and the Domestic Revolving Credit Facility (collectively, the "U.S. Credit Facilities") and under the International Revolving Credit Facility contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at March 31, 2019.

The unamortized debt issuance costs under the Domestic and International Revolving Credit Facilities were $1,738 and $1,879 at March 31, 2019 and December 31, 2018, respectively, and were included in other assets in the consolidated balance sheet.

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

At March 31, 2019, the Company had $10,995 of outstanding letters of credit and $105 of available borrowing capacity under the Domestic Revolving Credit Facility, based on the maximum borrowing capacity of $25,000. At March 31, 2019, the Company had $2,618 of outstanding letters of credit and $165 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility as of March 31, 2019 was reduced from the maximum borrowing capacity of €9,156 ($10,273 as of March 31, 2019) to €3,530 ($3,961 as of March 31, 2019).

Note 10 — Share-Based Compensation

At March 31, 2019, the Company had approximately 1,417 options outstanding with a weighted average exercise price of $4.33.  The Company did not grant any stock options during the three months ended March 31, 2019. During the three months ended March 31, 2019, options for approximately 525 shares with a weighted average exercise price of $4.42 lapsed.

During the three months ended March 31, 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 758 RSU's. Each RSU entitles each grantee one unit of the Company's common stock. The time-based RSU's vest annually over a three-year period on each anniversary date of the grant. Any unvested time-based RSU's will be forfeited if the grantee separates from the Company prior the vesting date. The related compensation expense is recorded based on a weighted average common stock price of $3.23 and was deemed as equity-classified awards.

The number of common shares to be issued under the performance-based RSU's will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2019, 2020 and 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSU's will be settled on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the grantee separates from the Company prior to each vesting date. During the three months ended March 31, 2019, the Company determined it was not probable that the target performance metric would be met and, therefore, did not record any share-based compensation expense related to such RSU's.

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $241 and $408 for the three months ended March 31, 2019 and 2018, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate (AETR). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates for the three months ended March 31, 2019 and 2018 were (112.5)% and (16.7)%, respectively.

The Company’s effective tax rate for the three months ended March 31, 2019 changed from the comparable period of 2018, primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018. The 2017 Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and introduces a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI) beginning in 2018.

The reserve for uncertain tax positions amounted to $3,050 and $2,988 at March 31, 2019 and December 31, 2018, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded tax related interest and penalties of $2 and $15 for the three months ended March 31, 2019 and 2018, respectively

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. In making this determination, management assesses all available evidence, both positive and negative, at the balance sheet date. This includes, but is not limited to, recent earnings, internally-prepared income projections, and historical financial performance.

Note 12 —Segment and Related Information

The Company operates as one reporting segment which reflects how the Company is managed, which provides construction and project management services to construction owners worldwide. Such services include program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services (collectively, "integrated project management") and facilities management services.

The following tables present certain information for operations:

Revenue by Geographic Region:

	Three Months Ended March 31,
	2019		2018

United States	$48,092	48.7%	$51,572	45.2%
Latin America	2,434	2.5%	2,812	2.5%
Europe	11,344	11.5%	10,457	9.2%
Middle East	28,311	28.7%	40,298	35.4%
Africa	6,949	7.0%	6,703	5.9%
Asia/Pacific	1,553	1.6%	2,055	1.8%
Total	$98,683	100.0%	$113,897	100.0%

For the three months ended March 31, 2019, the United States and United Arab Emirates were the only countries to account for 10% or more of consolidated total revenue. For the three months ended March 31, 2018, the United States was the only country to account for 10% or more of consolidated total revenue.

Operating Profit (Loss):

	Three Months Ended March 31,
	2019	2018

United States	$4,033	$7,333
Latin America	(96)	(304)
Europe *	(1,935)	2,158
Middle East *	3,377	(4,226)
Africa	2,412	669
Asia/Pacific *	(285)	(337)
Corporate	(6,967)	(10,533)
Total	$539	$(5,240)
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2019	2018

Project Management	$774	$1,059
Corporate	17	232
Total	$791	$1,291

Revenue By Client Type:

	Three Months Ended March 31,
	2019		2018

U.S. federal government	$4,692	4.8%	$3,872	3.4%
U.S. state, regional and local governments	30,895	31.3%	33,551	29.5%
Foreign governments	25,679	26.0%	33,806	29.7%
Private sector	37,417	37.9%	42,668	37.4%
Total	$98,683	100.0%	$113,897	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2019	December 31, 2018

United States	$8,700	$8,416
Latin America	662	692
Europe	506	503
Middle East	913	962
Africa	102	105
Asia/Pacific	101	109
Total	$10,984	$10,787

Note 13 — Commitments and Contingencies

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

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. As a result of the First Instance Court decision, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $630 and is included in other liabilities in the consolidated balance sheet at March 31, 2019.

Note 14 — Operating Leases

The Company leases office space, equipment and vehicles throughout the world. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of . Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $1,986 and $2,239 for the three months ended March 31, 2019 and 2018, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Of the $1,986 in operating lease expense for the three months ended March 31, 2019, $292 was associated with leases with an initial term of 12 months or less and variable costs.

Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities.

The Company subleases certain real estate to third parties. The sublease income recognized for the three month ended March 31, 2019 was $143.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

Total Operating Lease Payments
2019 (excluding the three months ended March 31, 2019)	$5,205
2020	6,157
2021	4,564
2022	3,497
2023	2,725
Thereafter	6,933
Total minimum lease payments (1) (2)	29,081
Less amount representing imputed interest	5,072
Present value of lease obligations	$24,009
Weighted average remaining lease term (years)	5.51
Weighted average discount rate	6.87%
(1) Partially includes rent expense amounts payable in various foreign currencies and and are based on the spot foreign currency exchange rate for the month ended March 31, 2019, where applicable.
(2) Includes leases and renewals that were executed and have yet to commence as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on April 1, 2019, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits. We also provide services under fixed price contracts and time and materials contracts with a cap.

The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both revenue and direct expense. Consulting fee revenue ("CFR") refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

We compete for business based on a variety of factors such as technical capability, global resources, price, reputation and past experience, including client requirements for substantial experience in similar projects. We have developed significant long-standing relationships, which bring us repeat business and may be difficult to replicate. We believe we have an excellent reputation for attracting and retaining professionals. In addition, we believe there are high barriers to entry for new competitors especially in the project management market.

Selling, general and administrative expenses (“SG&A”) consist primarily of personnel costs that are not billable and corporate or regional costs such as sales, business development, proposals, operations, finance, human resources, legal, marketing, management and administration.

Discontinued operations includes the results of our former Construction Claims Group, which was sold on May 5, 2017.

The Company operates as a single reporting segment, known as the Project Management Group which provides fee-based construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended March 31,
	2019	2018	Change
Income Statement Data:
Revenue	$98,683	$113,897	$(15,214)	(13.4)%
Direct expenses	67,247	77,635	(10,388)	(13.4)%
Gross profit	31,436	36,262	(4,826)	(13.3)%
Selling, general and administrative expenses	31,311	34,364	(3,053)	(8.9)%
Plus: Share of profit of equity method affiliates	414	800	(386)	(48.3)%
Less: Loss on performance bond	—	7,938	(7,938)	(100.0)%
Operating profit (loss)	539	(5,240)	5,779
Interest and related financing fees, net	1,512	1,334	178	13.3%
Loss before income taxes	(973)	(6,574)	5,601	(85.2)%
Income tax expense	1,095	1,095	—	—%
Loss from continuing operations	(2,068)	(7,669)	5,601	(73.0)%
Discontinued operations:
Loss from discontinued operations	—	(482)	482	(100.0)%
Total loss from discontinued operations	—	(482)	482	(100.0)%
Net Loss	(2,068)	(8,151)	6,083	(74.6)%
Less: net earnings - noncontrolling interests	67	(2)	69
Net loss attributable to Hill International, Inc.	$(2,135)	$(8,149)	$6,014	(73.8)%

Three Months Ended March 31, 2019 Compared to
Three Months Ended March 31, 2018

Revenue by geographic region:

	Three Months Ended March 31,
	2019		2018		Change

United States	$48,092	48.7%	$51,572	45.2%	$(3,480)	(6.7)%
Latin America	2,434	2.5%	2,812	2.5%	(378)	(13.4)%
Europe	11,344	11.5%	10,457	9.2%	887	8.5%
Middle East	28,311	28.7%	40,298	35.4%	(11,987)	(29.7)%
Africa	6,949	7.0%	6,703	5.9%	246	3.7%
Asia/Pacific	1,553	1.6%	2,055	1.8%	(502)	(24.4)%
Total	$98,683	100.0%	$113,897	100.0%	$(15,214)	(13.4)%

Consulting Fee Revenue (CFR) was $78,999 and $93,027 of the total revenue for the three months ended March 31, 2019 and 2018, respectively, which was approximately 80% and 82% of total revenues, respectively.

The decrease in revenue and the corresponding decrease in CFR for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

United States:

The revenue decline in the Untied States was primarily due to the closeout of a project in the Northeast region related to recovery efforts from Super Storm Sandy and the closeout of several other projects in the Western region. We also experienced smaller project closeouts in other areas of the country.

Middle East:

The revenue decline in the Middle East was primarily due to the closeout of large projects in Saudi Arabia and Qatar, along with the closeout of several other projects in the region.

Gross Profit:

	Three Months Ended March 31,
	2019			2018			Change

			% of Revenue			% of Revenue
United States	$13,346	42.4%	27.8%	$15,468	42.7%	30.0%	$(2,122)	(13.7)%
Latin America	874	2.8%	35.9%	1,142	3.1%	40.6%	(268)	(23.5)%
Europe	4,247	13.5%	37.4%	3,727	10.3%	35.6%	520	14.0%
Middle East	9,491	30.2%	33.5%	12,350	34.1%	30.6%	(2,859)	(23.1)%
Africa	2,858	9.1%	41.1%	2,723	7.5%	40.6%	135	5.0%
Asia/Pacific	620	2.0%	39.9%	852	2.3%	41.5%	(232)	(27.2)%
Total	$31,436	100.0%	31.9%	$36,262	100.0%	31.8%	$(4,826)	(13.3)%

The change in gross margin as a percentage of revenue for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the following:

United States:

Gross margin as a percentage of revenue decreased primarily as a result of the closeouts of the Super Storm Sandy, the Seven Line Extension and the New Jersey Turnpike Authority Facilities projects.

Middle East:

The gross margin as a percentage of revenue increased as a result of the margin mix of the remaining projects being more favorable than those that were closed out. In addition there was approximately $400 less in accrued vacation costs during the current year.

SG&A Expense:

The first quarter of 2018 contained significant costs related to our profit improvement plan of approximately $4,100. These costs were approximately $1,200 in the first quarter of 2019 and we expect approximately $500 in the second quarter of 2019 and no further cost related to the profit improvement plan after that. Our selling, general and administrative expense for the first quarter of 2019 excluding these items, would have been approximately $30 million. This excludes any gain or loss on foreign exchange activity. We believe this level of selling, general and administrative costs is sustainable going forward.

These reductions in SG&A in the first quarter of 2019 compared to the same quarter in 2018 were partially offset by a bad debt expense increase of approximately $1,000 due to an increase in account receivable items aged over 90 days and deemed at risk for collection.

Interest and Related Financing Fees, net

Interest and related financing fees, net, included interest expense of $1,644, net of $(133) in interest income, and interest expense of $1,496, net of $(162) in interest income for the three months ended March 31, 2019 and 2018, respectively. The three months ended March 31, 2019 included higher interest expense primarily related to our U.S. dollar-denominated revolving credit facility with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) due to higher loan balances throughout the three months ended March 31, 2019, when compared to the three months ended March 31, 2018.

Income Taxes

The effective income tax rate for the three months ended March 31, 2019 and 2018 were (112.5)% and (16.7)%, respectively. The change in the Company’s effective tax rate for the three months ended March 31, 2019 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

Liquidity and Capital Resources

Our primary cash obligations are our payroll and our project subcontractors. Our primary source of cash is receipts from clients. We generally pay our employees semi-monthly in arrears and invoice our clients monthly in arrears. Our clients generally remit payment approximately three months, on average, after invoice date. This creates a lag between the time we pay our employees and the time we receive payment from our clients. We bill our clients for any subcontractors used and pay those subcontractors after receiving payment from our clients, so no such timing lag exists for the payments we make to subcontractors.

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

As of the date of these financial statements the PIP has been fully implemented and the associated expenses are substantially completed. The financial restatement was completed in 2018. With significantly reduced selling, general and administrative expenses already implemented, the financial restatement completed and the absence of expenses related to these items, as well as management’s expectation that performance bonds will not be called.

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from the date of this report.

At March 31, 2019, our primary sources of liquidity consisted of $25,746 of cash and cash equivalents, of which $18,453 was on deposit in foreign locations, and $957 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2019, we had approximately $61,932 of availability under these arrangements.

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

Cash Flows

	Three months ended March 31,
	2019	Change	2018

Net cash provided by (used in) operating activities	$8,458	$14,484	$(6,026)
Net cash used in investing activities	(873)	235	(1,108)
Net cash provided by financing activities	960	(3,370)	4,330
Effect of exchange rate changes on cash	(1,033)	(432)	(601)
Net (decrease) increase in cash,cash equivalents and restricted cash	$7,512		$(3,405)

Operating activities

During the three months ended March 31, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors and increased collection activity in the Middle East and Africa. We expect an increased level of payments to vendors and subcontractors during the second quarter of 2019 compared to the first quarter. For the three months ended March 31, 2018, cash used in operating activities was primarily the result of the financial statement restatement and restructuring costs that are not expected to reoccur.

Cash held in restricted accounts primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow remained relatively unchanged at March 31, 2019 from December 31, 2018 at $4,873 and $4,396, respectively.

We manage our operating cash flows by managing key working capital accounts in total. The primary elements of our working capital are accounts receivable, prepaid and other current assets, accounts payable.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments within our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business.

Investing activities

During the three months ended March 31, 2019, cash was used in investing activities for the purchase of fixed assets. For the three months ended March 31, 2018, cash was used in investing activities for the purchase of fixed assets as well as the purchase of the additional interest in Engineering S.A. in Brazil increasing the Company's ownership to one hundred percent.

Financing activities

During the three months ended March 31, 2019 cash used in financing was for the net paydown of debt. For the three months ended March 31, 2018 the cash provided by financing was the due to net borrowings under credit facilities and proceeds from the exercise of stock options.

Effect of exchange rate changes on cash

For the three months ended March 31, 2019 and 2018, the effects of exchange rate changes on cash was primarily caused by a 2.8% strengthening of the Euro against the US Dollar in the first quarter of 2018 as opposed to a 2.1% weakening of the Euro against the dollar in the first quarter of 2019.

Backlog

Our backlog represents Consulting Fee Revenue ("CFR"), which includes management’s estimate of the amount of contracts and awards in hand that we expect to recognize as CFR in future periods as a component of total revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
March 31, 2019
United States	$404,906	48.7%	$107,541	40.8%
Latin America	19,560	2.3%	8,341	3.1%
Europe	86,932	10.5%	33,478	12.7%
Middle East	234,896	28.3%	82,247	31.2%
Africa	68,851	8.3%	27,294	10.3%
Asia/Pacific	16,125	1.9%	4,939	1.9%
Total	$831,270	100.0%	$263,840	100.0%

December 31, 2018
United States	$429,237	58.0%	$110,012	42.4%
Latin America	22,495	3.0%	11,871	4.6%
Europe	83,974	11.3%	32,489	12.5%
Middle East	116,913	15.9%	71,267	27.5%
Africa	69,941	9.4%	26,710	10.3%
Asia/Pacific	17,713	2.4%	7,134	2.7%
Total	$740,273	100.0%	$259,483	100.0%

At March 31, 2019, our backlog was $831,270 compared to $740,273 at December 31, 2018. The increase was primarily due to the Company being awarded major projects in the Middle East.

Our 2019 year to date net CFR bookings of $169,997 equates to a book-to-bill ratio for the quarter ended March 31, 2019 of 215.2%. Our book to bill ratio, a non-GAAP measure, is determined by taking our net CFR bookings and dividing by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $263,840 or 31.7% of the backlog at March 31, 2019, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $97,295 and the backlog of $831,270 at March 31, 2019 is due to the backlog including the full value of customer contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2018 Annual Report on Form 10-K.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of use ("ROU") assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 3 - Basis of Presentation and Note 14 - Operating Leases in the notes to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption and related accounting policies.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements filed herein.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Refer to our 2018 Annual Report on Form 10-K for a complete discussion of the Company’s market risk. There have been no material changes to the market risk information included in our 2018 Annual Report on Form 10-K.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2018 Annual Report on Form 10-K (“2018 Form 10-K), our disclosure controls and procedures were ineffective as of March 31, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting previously identified by management as of December 31, 2018 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2018 Form 10-K.

Changes in Internal Control Over Financial Reporting

Our remediation efforts, for material weaknesses previously reported, were ongoing during the three months ended March 31, 2019, and, described in Item 9A of our 2018 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 13 — Commitments and Contingencies, Legal Proceedings.

Item 1A.  Risk Factors.

There have been no material changes pertaining to risk factors discussed in the Company’s 2018 Annual Report on Form 10-K.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 8, 2019

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 8, 2019