Form 10-Q
period 2019-06-30
Hill International, Inc.
filed 2019-08-07
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from                                          to
Commission File Number: 001-33961
HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Commerce Square 2005 Market Street, 17th Floor Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (215) 309-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	HIL	New York Stock Exchange (NYSE)

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

There were 56,042,130 shares of the Registrant’s Common Stock outstanding at August 1, 2019.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$18,739	$18,711
Cash - restricted	4,160	2,945
Accounts receivable, less allowance for doubtful accounts of $69,805 and $70,617	109,491	117,469
Current portion of retainage receivable	16,589	18,397
Accounts receivable - affiliates	24,510	19,261
Prepaid expenses and other current assets	6,423	5,554
Income tax receivable	1,362	758
Total current assets	181,274	183,095
Property and equipment, net	11,021	10,787
Cash - restricted, net of current portion	3,069	1,451
Operating lease right-of-use assets	16,125	—
Retainage receivable	7,377	5,895
Acquired intangibles, net	1,026	1,316
Goodwill	48,736	48,869
Investments	2,573	3,015
Deferred income tax assets	4,846	4,521
Other assets	4,717	5,820
Total assets	$280,764	$264,769
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,002	$3,364
Accounts payable and accrued expenses	77,671	80,036
Income taxes payable	10,171	8,826
Current portion of deferred revenue	9,730	11,169
Current portion of operating lease liabilities	5,215	—
Other current liabilities	7,180	5,644
Total current liabilities	112,969	109,039
Notes payable and long-term debt, net of current maturities	48,379	44,587
Retainage payable	952	927
Deferred income taxes	345	418
Deferred revenue	2,600	5,105
Non-current operating lease liabilities	17,003	—
Other liabilities	4,158	10,248
Total liabilities	186,406	170,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,262 shares and 62,181 shares issued at June 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	211,239	210,084
Accumulated deficit	(85,962)	(85,444)
Accumulated other comprehensive loss	(3,513)	(2,575)
Less treasury stock of 6,546 and 6,546 at June 30, 2019 and December 31, 2018, respectively	(28,231)	(28,231)
Hill International, Inc. share of equity	93,539	93,840
Noncontrolling interests	819	605
Total equity	94,358	94,445
Total liabilities and stockholders’ equity	$280,764	$264,769

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consulting fee revenue	$77,035	$87,536	$156,035	$180,563
Reimbursable expenses	21,222	24,612	40,905	45,482
Total revenue	$98,257	$112,148	$196,940	$226,045
Direct expenses	66,955	78,946	134,202	158,158
Gross profit	$31,302	$33,202	$62,738	$67,887
Selling, general and administrative expenses	27,415	37,858	58,726	70,645
Plus: Share of profit of equity method affiliates	717	1,131	1,131	1,931
Less: Loss on performance bond	—	—	—	7,938
Operating profit (loss)	$4,604	$(3,525)	$5,143	$(8,765)
Interest and related financing fees, net	1,411	1,246	2,923	2,580
Income (loss) before income taxes	$3,193	$(4,771)	$2,220	$(11,345)
Income tax expense	1,493	2,293	2,588	3,388
Income (loss) from continuing operations	$1,700	$(7,064)	$(368)	$(14,733)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(381)	—	(863)
Total loss from discontinued operations	$—	$(381)	$—	$(863)

Net income (loss)	$1,700	$(7,445)	$(368)	$(15,596)
Less: net earnings - non-controlling interests	83	38	150	36
Net income (loss) attributable to Hill International, Inc.	$1,617	$(7,483)	$(518)	$(15,632)

Basic Income (loss) per common share from continuing operations	$0.03	$(0.13)	$(0.01)	$(0.27)
Basic loss per common share from discontinued operations	—	(0.01)	—	(0.02)
Basic income (loss) per common share - Hill International, Inc.	$0.03	$(0.14)	$(0.01)	$(0.29)
Basic weighted average common shares outstanding	56,032	54,902	55,989	53,952

Diluted income (loss) per common share from continuing operations	$0.03	$(0.13)	$(0.01)	$(0.27)
Diluted loss per common share from discontinued operations	—	(0.01)	—	(0.02)
Diluted income (loss) per common share - Hill International, Inc.	$0.03	$(0.14)	$(0.01)	$(0.29)
Diluted weighted average common shares outstanding	56,032	54,902	55,989	53,952

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$1,700	$(7,445)	$(368)	$(15,596)
Foreign currency translation adjustment, net of tax	980	650	(874)	607
Comprehensive income (loss)	2,680	(6,795)	(1,242)	(14,989)
Less: Comprehensive income (loss) attributable to non-controlling interests	195	57	214	(409)
Comprehensive income (loss) attributable to Hill International, Inc.	$2,485	$(6,852)	$(1,456)	$(14,580)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net income (loss)	—	—	—	(2,135)	—	—	—	(2,135)	67	(2,068)
Other comprehensive income (loss)	—	—	—	—	(1,806)	—	—	(1,806)	(48)	(1,854)
Stock issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	241	—	—	—	—	241	—	241
Balance - March 31, 2019	62,205	$6	$210,325	$(87,579)	$(4,381)	6,546	$(28,231)	$90,140	$624	$90,764
Net income (loss)	—	—	—	1,617	—	—	—	1,617	83	1,700
Other comprehensive income (loss)	—	—	—	—	868	—	—	868	112	980
Stock-based compensation expense	—	—	801	—	—	—	—	801	—	801
Stock issued under employee stock purchase plan	57	—	113	—	—	—	—	113	—	113
Balance - June 30, 2019	62,262	$6	$211,239	$(85,962)	$(3,513)	6,546	$(28,231)	$93,539	$819	$94,358

Balance - December 31, 2017	59,389	$6	$197,104	$(53,983)	$(4,011)	6,977	$(30,041)	$109,075	$1,595	$110,670
Net income (loss)	—	—	—	(8,149)	—	—	—	(8,149)	(2)	(8,151)
Other comprehensive income (loss)	—	—	—	—	421	—	—	421	(464)	(43)
Stock-based compensation expense (2)	—	—	135	—	—	—	—	135	—	135
Exercise of stock options	568	—	2,295	—	—	(13)	55	2,350	—	2,350
Reversal of accrual for portion of ESA put option (1)	—	—	745	—	—	—	—	745	—	745
Acquisition of additional interest in subsidiary	—	—	(122)	—	—	—	—	(122)	(623)	(745)
Balance - March 31, 2018	59,957	$6	$200,157	$(62,132)	$(3,590)	6,964	$(29,986)	$104,455	$506	$104,961
Net income (loss)	—	—	—	(7,483)	—	—	—	(7,483)	38	(7,445)
Other comprehensive income (loss)	—	—	—	—	631	—	—	631	19	650
Stock-based compensation expense (2)	—	—	88	—	—	—	—	88	—	88
Stock issued under employee stock purchase plan	6	—	29	—	—	—	—	29	—	29
Exercise of stock options	1,648	—	6,684	—	—	(454)	1,957	8,641	—	8,641
Cashless exercise of stock options	70	—	202	—	—	36	(202)	—	—	—
Balance - June 30, 2018	61,681	$6	$207,160	$(69,615)	$(2,959)	6,546	$(28,231)	$106,361	$563	$106,924
(1) Engineering S.A. ("ESA") now known as Hill International Brasil S.A.
(2) Excluded $565 related to stock-based compensation expense reflected in accrued expenses and were reclassified to equity when the shares were ultimately delivered during the three months ended December 31, 2018 (see Note 10 - Share-Based Compensation).
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(368)	$(15,596)
Loss from discontinued operations	—	863
Loss from continuing operations	(368)	(14,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in):
Depreciation and amortization	1,585	2,507
Provision for bad debts	(557)	(4,033)
Amortization of deferred loan fees	361	38
Deferred tax benefit	(362)	(1,031)
Stock based compensation	1,042	788
Operating lease right-of-use assets	2,564	—
Unrealized foreign exchange (losses) gains on intercompany balances	(956)	4,594
Changes in operating assets and liabilities:
Accounts receivable	10,343	6,485
Accounts receivable - affiliate	(5,188)	(2,103)
Prepaid expenses and other current assets	(596)	883
Income taxes receivable	(601)	704
Retainage receivable	(1,482)	(1,567)
Other assets	1,081	(1,277)
Accounts payable and accrued expenses	(2,485)	(732)
Income taxes payable	1,322	(1,443)
Deferred revenue	(3,971)	(2,303)
Operating lease liabilities	(2,817)	—
Other current liabilities	2,208	(822)
Retainage payable	25	116
Other liabilities	288	(1,092)
Net cash provided by (used in) continuing operations	1,436	(15,021)
Net cash used in discontinued operations	—	(863)
Net cash provided by (used in) operating activities	1,436	(15,884)
Cash flows from investing activities:
Purchases of business	—	(745)
Purchase of property and equipment	(1,575)	(2,002)
Net cash used in investing activities	(1,575)	(2,747)
Cash flows from financing activities:
Repayment of term loans	(531)	(178)
Proceeds from revolving loans	5,311	17,710
Repayment of revolving loans	(993)	(9,812)
Proceeds from stock issued under employee stock purchase plan	147	29
Proceeds from exercise of stock options	—	10,991
Net cash provided by financing activities	3,934	18,740
Effect of exchange rate changes on cash	(934)	(752)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,861	(643)
Cash, cash equivalents and restricted cash — beginning of period	23,107	26,920
Cash, cash equivalents and restricted cash — end of period	$25,968	$26,277

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2019	2018
Interest and related financing fees paid	$2,774	$2,409
Income taxes paid	1,980	5,271
Increase in additional paid-in capital from issuance of shares of common stock from cashless exercise of stock options	—	202
Cash paid for amounts included in the measurement of lease liabilities	4,068	—
Right-of-use assets obtained in exchange for operating lease liabilities	18,689	—
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

Note 2 — Liquidity

At June 30, 2019, our principal sources of liquidity consisted of $18,739 of cash and cash equivalents, $98 of available borrowing capacity under the Domestic Revolving Credit Facility, $392 of available borrowing capacity under the International Revolving Credit Facility and $1,454 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months from August 7, 2019, the date of this filing. The Company provided cash from operations of $1,436 during the six months ended June 30, 2019. The Company's net cash used in operations during 2018 was primarily due to a number of costs related to the financial statement restatement, restructuring and a performance bond that was called. We do not expect these costs to reoccur.

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

Reclassification

A reclassification was made in the presentation of the consolidated statements of operations for the three and six months ended June 30, 2018 for $1,344 and $2,921, respectively, related to the Middle East vacation expense. The expense was reclassified from direct expense to selling, general and administrative expenses to conform to current year presentation.

Another reclassification was made in the presentation of the consolidated statements of cash flow for the six months ended June 30, 2018. Net borrowings on revolving loans previously reported as $7,898 was broken out between repayments of revolving loans and proceeds from revolving loans of $(9,812) and $17,710, respectively, to conform to current year presentation.

Certain back-office expenses that had previously been included in the individual regions in the operating profit/(loss) table presentation are currently being included within the corporate costs line item on the operating profit/(loss) tables herein. The related 2018 prior period operating profit (loss) by geographic region and corporate costs have been recast to reflect this change. This change only affects the presentation in the operating profit/(loss) tables and has no impact on total operating profit/(loss) reported.

Summary of Significant Accounting Policies

(a)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at period-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity entitled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), including those resulting from intercompany transactions, are reflected in selling, general and administrative expenses in the consolidated statement of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

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

No single client accounted for 10% or more of total revenue for the three and six months ended June 30, 2019 or 2018.

There was one client in Africa who contributed 10% or more to gross accounts receivable at June 30, 2019 and December 31, 2018, respectively, which represents 18% and 17% of the gross accounts receivable balance at June 30, 2019 and December 31, 2018, respectively.

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

See footnote 4, "Revenue from Contracts with Clients," for more detail, regarding how the Company recognizes revenue under each type of its contractual arrangements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$18,739	$18,711
Cash - restricted	4,160	2,945
Cash - restricted, net of current portion	3,069	1,451
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$25,968	$23,107

(h)                                    Earnings (loss) per Share

Basic earnings (loss) per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of stock and deferred and restricted stock unit awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 1,892 shares and 2,131 shares at June 30, 2019 and 2018, respectively. In addition, the Company had 491 restricted and deferred stock stock units outstanding at June 30, 2019. These awards were excluded from the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2019 because they were antidilutive due to the Company's net loss from continuing operations.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$1,700	$(7,064)	$(368)	$(14,733)
Less: net earnings - noncontrolling interest	83	38	150	36
Net income (loss) from continuing operations attributable to Hill	$1,617	$(7,102)	$(518)	$(14,769)

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

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 of Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. See update below.

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU 2016-2, Leases (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The adoption of this ASU impacted the Company’s financial statements in that all existing leases were recorded as right-of-use ("ROU") assets and liabilities on the balance sheet.

The Company elected to adopt the ASU 2016-2 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. The Company elected the package of transition practical expedients for existing leases and therefore the Company has not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether existing land easements should be accounted for as leases. The Company did not apply the hindsight practical expedient, accordingly, the Company did not use hindsight in its assessment of lease terms. As permitted under ASU 2016-2, the Company elected as accounting policy elections to not recognize ROU assets and related lease liabilities for leases with terms of twelve months or less and to not separate lease and non-lease components, and instead account for the non-lease components together with the lease components as a single lease component.

In connection with the adoption of the new standard, the Company recorded $16,500 of operating lease right of use assets and $22,841 of operating lease liabilities as of January 1, 2019. See Note 14 of this Form 10-Q for additional information and required disclosures.

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

Also on January 1, 2019, the Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to simplify the accounting for share-based transactions by expanding the scope of Topic 718 from only being applicable to share-based payments to employees to also include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. Our equity incentive plans limit share-based awards to employees and directors of the Company, therefore, adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Also on January 1, 2019, the Company adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. We have updated our consolidated financial statements to include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period for which a statement of comprehensive income is presented.

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

Note 4 — Revenue from Contracts with Clients

The Company recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus contracts, the Company charges its clients for its costs, including both direct and indirect costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the client. The Company assesses contracts quarterly and will recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total value of the contract, the Company will begin to negotiate a change order.

Change Orders and Claims

Change orders are modifications of an original contract. Either the Company or its client may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. Management evaluates when a change order is probable based upon its experience in negotiating change orders, the client’s written approval of such changes or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the client before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the client. If the Company is having difficulties in renegotiating the change order, the Company will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

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

Federal government contracts that are subject to the FAR and that are required by state and local governmental agencies to be audited are performed, for the most part, by the Defense Contract Audit Agency (“DCAA”). The DCAA audits the Company’s overhead rates, cost proposals, incurred government contract costs and internal control systems. During the course of its audits, the DCAA may question incurred costs if it believes the Company has accounted for such costs in a manner inconsistent with the requirements of the FAR or Cost Accounting Standards and recommend that its U.S. government corporate administrative contracting officer disallow such costs. Historically, the Company has not incurred significant disallowed costs because of such audits. However, the Company can provide no assurance that the DCAA audits will not result in material disallowances of incurred costs in the future. The Company provides for a refund liability to the extent that it expects to refund some of the consideration received from a client.

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 12 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of client, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of client does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract related to revenue recognition. For purposes of disaggregation of revenue, the contract types have been grouped into: (1) Fixed Price - which include fixed price projects; and, (2) T&M - which include T&M contracts, T&M with a cap and cost plus contracts. The geography of the contracts will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the three and six months 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$3,680	$47,656	$51,336	52.3%	$2,805	$48,960	$51,765	46.2%
Latin America	1,973	(62)	1,911	1.9%	2,672	286	2,958	2.6%
Europe	5,302	5,320	10,622	10.8%	5,518	4,721	10,239	9.1%
Middle East	8,864	17,108	25,972	26.4%	15,669	19,755	35,424	31.6%
Africa	600	6,330	6,930	7.1%	605	6,259	6,864	6.1%
Asia/Pacific	428	1,058	1,486	1.5%	3,409	1,489	4,898	4.4%
Total	$20,847	$77,410	$98,257	100.0%	$30,678	$81,470	$112,148	100.0%

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$7,113	$92,325	$99,438	50.6%	$5,861	$97,476	$103,337	45.6%
Latin America	3,989	356	4,345	2.2%	4,493	1,277	5,770	2.6%
Europe	11,353	10,603	21,956	11.1%	10,321	10,375	20,696	9.2%
Middle East	20,230	34,053	54,283	27.6%	33,473	42,249	75,722	33.5%
Africa	1,171	12,708	13,879	7.0%	643	12,924	13,567	6.0%
Asia/Pacific	729	2,310	3,039	1.5%	3,990	2,963	6,953	3.1%
Total	$44,585	$152,355	$196,940	100.0%	$58,781	$167,264	$226,045	100.0%

The Company recognizes revenue when it transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company exercises judgment in determining if the contractual criteria are met to determine if a contract with a client exists, specifically in the earlier stages of a project when a formally executed contract may not yet exist. The Company typically has one performance obligation under a contract to provide fully-integrated project management services, and, occasionally, a separate performance obligation to provide facilities management services. Performance obligations are delivered over time as the client receives the service.

The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the client regarding acknowledgment and/or agreement with the modification, as well as historical experience with the client or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects and T&M contracts subject to a cap value generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the client. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed under the Company’s performance obligations, estimating total revenue and cost at completion on its long term contracts is complex, subject to many variables and requires significant judgment.

For basic and cost plus T&M contracts, the Company recognizes revenue over time using the output method which measures progress toward complete satisfaction of the performance obligation based upon actual costs incurred, using the right to invoice practical expedient.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from clients and amounts for work performed which have not been billed to date. The billed and unbilled amounts are stated at the net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of client creditworthiness, historical payment experience and the age of outstanding receivables.

Contract Assets and Liabilities

Contract assets include unbilled amounts typically resulting from performance under long-term contracts where the revenue recognized exceeds the amount billed to the client. Retainage receivable is included in contract assets. The current portion of retainage receivable is a contract asset, which prior to the adoption of ASC 606, had been classified within accounts receivable.
The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized and are reported as deferred revenue in the consolidated balance sheet. The Company classifies billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended June 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of the periods was $3,387 and $1,843, respectively, and $12,628 and $7,458 for the six months ended June 30, 2019 and 2018, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $101,997. During the following 12 months, approximately 58.8% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	June 30, 2019	December 31, 2018

Billed (1)	$149,594	$155,540
Unbilled (2)	29,702	32,546
	179,296	188,086
Allowance for doubtful accounts (1)	(69,805)	(70,617)
Accounts receivable, less allowance for doubtful accounts	$109,491	$117,469

(1) Includes $42,046 and $42,092 as of June 30, 2019 and December 31, 2018, respectively, related to amounts due from a client in Libya.
(2) Amount is net of unbilled reserves.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$4,488	$3,462	$4,591	$3,275
Total	$4,488	$3,462	$4,591	$3,275

Intangible assets, net	$1,026		$1,316

Amortization expense related to intangible assets was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2019	2018	2019	2018
$119	$232	$233	$575

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2019 (remaining 6 months)	$226
2020	190
2021	162
2022	162
2023	162

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2019:

Balance, December 31, 2018	$48,869
Translation adjustments (1)	(133)
Balance, June 30, 2019	$48,736
(1) The translation adjustment was calculated based on the foreign currency exchange rates as of June 30, 2019.

The Company performed its 2018 annual impairment test effective July 1, 2018 and noted no impairment. Based on the valuation as of July 1, 2018, the fair value of the Company exceeded its carrying value. The Company also noted no indications of impairment were present at June 30, 2019 requiring reassessment. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2019	December 31, 2018

Accounts payable	$24,631	$30,005
Accrued payroll and related expenses	30,254	28,915
Accrued subcontractor fees	13,989	13,447
Accrued agency fees	270	237
Accrued legal and professional fees	1,488	2,277
Other accrued expenses (1)	7,039	5,155
	$77,671	$80,036

(1) Includes amounts payable of $4,202 and $3,870 related to restructuring costs as of June 30, 2019 and December 31, 2018, respectively, which was paid during the third quarter of 2019.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.93%	7.62%	$29,400	$29,550
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.40%	6.31%	17,650	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	4.16%	N/A	910	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (2)	04/18/2020	Variable	5.58%	5.58%	1,889	2,461
Hill International Brasil S.A. - Revolving Credit Facility (3)	09/12/2019	Fixed	3.35%	3.35%	308	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.20%	2.17%	1,325	1,594
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.45%	3.41%	99	198
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.79%	2.75%	512	542
Total notes payable and long-term debt, gross					$52,093	$48,745
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(712)	(794)
Notes payable and long-term debt					$51,381	$47,951
Current portion of notes payable					$3,178	$3,538
Current portion of unamortized debt discount and deferred financing costs					$(176)	$(174)
Current maturities of notes payable and long-term debt					$3,002	$3,364
Notes payable and long-term debt, net of current maturities					$48,379	$44,587
(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through June 30, 2019 since inception.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of June 30, 2019 and December 31, 2018. The Company had $1,242 of availability under the credit facility as of June 30, 2019.
(3) The unsecured Hill International Brasil S.A. revolving credit facilities were previously held with two banks in Brazil under four separate arrangements and were subject to automatic renewal on a monthly basis. In October 2018, three of the credit facilities were not renewed. The Company had $212 of availability under the credit facility as of June 30, 2019. The amounts outstanding and available are based on conversion rates from Brazilian Real as of June 30, 2019 and December 31, 2018.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of June 30, 2019 and December 31, 2018.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale under the 2017 Term Loan and the Domestic Revolving Credit Facility (collectively, the "U.S. Credit Facilities") and under the International Revolving Credit Facility contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at June 30, 2019.

The unamortized debt issuance costs under the Domestic and International Revolving Credit Facilities were $1,598 and $1,879 at June 30, 2019 and December 31, 2018, respectively, and were included in other assets in the consolidated balance sheet.

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

At June 30, 2019, the Company had $7,252 of outstanding letters of credit and $98 of available borrowing capacity under the Domestic Revolving Credit Facility, based on the maximum borrowing capacity of $25,000. At June 30, 2019, the Company had $2,775 of outstanding letters of credit and $392 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility as of June 30, 2019 was reduced from the maximum borrowing capacity of €9,156 ($10,410 as of June 30, 2019) to €3,586 ($4,077 as of June 30, 2019).

Other Financing Arrangements

On May 1, 2019, subsequent to the maturity of the Company's previous commercial premium financing arrangement in February 28, 2019 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,032. The terms of the arrangement include a $258 down payment, followed by monthly payments to be made over an eleven-month period at a 4.57% interest rate through March 31, 2020.

As of June 30, 2019 and December 31, 2018, the balances payable to AFCO for these arrangements was $2,278 and $474, respectively, and is reflected in other current liabilities on the Company's consolidated balance sheets.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $801 and $376 for the three months ended June 30, 2019 and 2018, respectively, and $1,042 and $788 for the six months ended June 30, 2019 and 2018. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 758 RSU's. No such units were granted during the three months ended June 30, 2019 and for the three and six months ended June 30, 2018. Each RSU entitles each grantee one unit of the Company's common stock. The time-based RSU's vest annually over a three-year period on each anniversary date of the grant. Any unvested time-based RSU's will be forfeited if the grantee separates from the Company prior the vesting date. The related compensation expense is recorded based on a weighted average price per share of $3.23 and was deemed as equity-classified awards.

The number of common shares to be issued under the performance-based RSU's will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2019, 2020 and 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSU's will be settled on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the grantee separates from the Company prior to each vesting date. During the three and six months ended June 30, 2019, the Company determined it was not probable that the target performance metric would be met and, therefore, did not record any share-based compensation expense related to such RSU's.

Deferred Stock Units ("DSU")

DSU's issued under the 2017 Plan entitle each participant to receive one share of the Company's common stock for each DSU that will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSU's.

During the three and six months ended June 30, 2019, 217 DSU's were issued to the Company's board of directors (the "Board") as a portion of their annual retainer and entitle them to receive one share of the Company's common stock for each DSU that will vest immediately upon separation from the Company. The related compensation expense is recorded based on a weighted average price per share of $2.71. No DSU's were issued during the three and six months ended June 30, 2018.

Stock Options

At June 30, 2019, the Company had approximately 1,892 stock options outstanding with a weighted average exercise price of $3.99. The Company granted 500 stock options during the six months ended June 30, 2019, which vest over a three-year period, with a 5-year contractual life, and had an exercise price $3.13. The aggregate fair value of the options was approximately $440 using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were based on an expected life of 3.5 years, a volatility of 49.4% and a risk-free interest rate of 1.87%.

During the six months ended June 30, 2019, options for approximately 551 shares with a weighted average exercise price of $4.52 lapsed.

Common Stock Issued to Interim Chief Executive Officer ("ICEO")

In 2017, the Board approved a monthly grant of Company stock valued at $80 per month to ICEO during his term of service from May 2017 through September 2018. At the end of each month during such period, the ICEO was entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. During the three and six months ended June 30, 2018, the ICEO accumulated 43 and 86 shares, respectively. The Company recorded share-based compensation expense of $288 and $565 for the three and six months ended June 30, 2018, respectively, related to these monthly grants. Since the total number and value of the shares were not determined until the end of his service in September 2018, the share-based compensation expense related to these shares was reflected in accrued expenses and was reclassed to equity when the shares were delivered to the ICEO during the three months ended December 31, 2018.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates for the three months ended June 30, 2019 and 2018 were 46.8% and (48.1)% , respectively, and 116.6% and (29.9)% for the six months ended June 30, 2019 and 2018, respectively.

The Company’s effective tax rate for the three months ended June 30, 2019 changed from the comparable period of 2018, primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018. The 2017 Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and introduces a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income ("GILTI") beginning in 2018.

The reserve for uncertain tax positions amounted to $2,876 and $2,988 at June 30, 2019 and December 31, 2018, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded tax related interest and penalties of $(29) and $0 for the three months ended June 30, 2019 and 2018, respectively, and $(18) and $15 for the six months ended June 30, 2019 and 2018, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018

United States	$51,336	52.2%	$51,765	46.2%	$99,438	50.6%	103,337	45.6%
Latin America	1,911	1.9%	2,958	2.6%	4,345	2.2%	5,770	2.6%
Europe	10,622	10.8%	10,239	9.1%	21,956	11.1%	20,696	9.2%
Middle East	25,972	26.5%	35,424	31.6%	54,283	27.6%	75,722	33.5%
Africa	6,930	7.1%	6,864	6.1%	13,879	7.0%	13,567	6.0%
Asia/Pacific	1,486	1.5%	4,898	4.4%	3,039	1.5%	6,953	3.1%
Total	$98,257	100.0%	$112,148	100.0%	$196,940	100.0%	$226,045	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018

United States	34,199	44.3%	35,393	40.4%	66,794	42.8%	71,066	39.3%
Latin America	1,914	2.5%	2,954	3.4%	4,343	2.8%	5,760	3.2%
Europe	10,182	13.2%	9,474	10.8%	21,084	13.5%	19,415	10.8%
Middle East	23,075	30.0%	31,672	36.2%	48,335	31.0%	68,233	37.8%
Africa	6,366	8.3%	6,260	7.2%	12,777	8.2%	12,454	6.9%
Asia/Pacific	1,299	1.7%	1,783	2.0%	2,702	1.7%	3,635	2.0%
Total	77,035	100.0%	87,536	100.0%	156,035	100.0%	180,563	100.0%

For the three and six months ended June 30, 2019, the United States was the only country to account for 10% or more of total revenue. For the three and six months ended June 30, 2018, the United States and United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss), Before Foreign Exchange Expense and Transfer Pricing*, by Geographic Region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

United States	$8,057	$9,533	$14,152	$18,108
Latin America	(411)	740	(250)	656
Europe	1,754	2,333	3,016	3,794
Middle East	4,367	3,058	9,596	5,891
Africa	1,437	4,519	3,027	5,904
Asia/Pacific	102	184	(301)	287
Corporate	(10,705)	(18,480)	(24,146)	(38,340)
Total	$4,601	$1,887	$5,094	$(3,700)
*Transfer pricing represents charges for the cost of services transacted between entities within the Company.

Foreign Exchange Expense (FX) and Transfer Pricing* (TP) by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	FX	TP	FX	TP	FX	TP	FX	TP
United States	$(4)	$—	$117	$—	$3	$—	$128	$—
Latin America	(216)	—	1,461	—	(286)	—	1,667	—
Europe	(1,001)	(17)	2,747	(12)	754	(40)	2,026	(43)
Middle East	175	—	(413)	—	44	—	—	—
Africa	(129)	6	(361)	2	(1,404)	6	(182)	2
Asia/Pacific	450	—	(20)	—	(8)	—	204	—
Corporate	733	—	1,891	—	882	—	1,263	—
Total	$8	$(11)	$5,422	$(10)	$(15)	$(34)	$5,106	$(41)
*Transfer pricing represents charges for the cost of services transacted between entities within the Company.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

United States	$8,061	$9,416	$14,149	$17,980
Latin America	(195)	(721)	36	(1,011)
Europe *	2,772	(402)	2,302	1,811
Middle East *	4,192	3,471	9,552	5,891
Africa	1,560	4,878	4,425	6,084
Asia/Pacific *	(348)	204	(293)	83
Corporate	(11,438)	(20,371)	(25,028)	(39,603)
Total	$4,604	$(3,525)	$5,143	$(8,765)
* includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.

Depreciation and Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Project Management	$790	$973	$1,564	$2,031
Corporate	4	244	21	476
Total	$794	$1,217	$1,585	$2,507

Total Revenue By Client Type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018

U.S. federal government	$4,395	4.5%	$3,923	3.5%	$9,087	4.6%	$7,795	3.4%
U.S. state, regional and local governments	32,076	32.6%	36,161	32.2%	62,971	32.0%	69,712	30.8%
Foreign governments	24,204	24.6%	33,631	30.0%	49,883	25.3%	67,437	29.8%
Private sector	37,582	38.3%	38,433	34.3%	74,999	38.1%	81,101	36.0%
Total	$98,257	100.0%	$112,148	100.0%	$196,940	100.0%	$226,045	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	June 30, 2019	December 31, 2018

United States	$8,645	$8,416
Latin America	803	692
Europe	491	503
Middle East	872	962
Africa	117	105
Asia/Pacific	93	109
Total	$11,021	$10,787

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”).  On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic claimed breach of contract and/or negligence within the arbitration. The Company is evaluating the impact of the judgment of the Court.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements included a $3,750 irrevocable standby letter of credit as of December 31, 2018 that the Company was required to provide as part of the May 5, 2017 sale of the Construction Claims Group in order to secure certain of the Company's indemnification obligations for twelve months following the sale. The standby letter of credit reduced the Company's available borrowing capacity under the Domestic Revolving Credit Facility as of December 31, 2018 by the amount of the letter of credit. The Company met all of its obligations under the terms of the Stock Purchase Agreement and the full amount was released by the Purchaser on May 31, 2019 which increased the amount available under the Domestic Revolving Credit Facility.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. As a result of the First Instance Court decision, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. Hearings with the panel of experts have been held during July 2019 and a new hearing has been scheduled in September 2019.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,071, which is included in other liabilities in the consolidated balance sheet at June 30, 2019.

Note 14 — Operating Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of June 30, 2019.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $2,373 and $2,339 for the three months ended June 30, 2019 and 2018, respectively, and $4,359 and $4,578 for the six months ended June 30, 2019 and 2018, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Of the $2,373 in operating lease expense for the three and six months ended June 30, 2019, $771 and $1,063 was associated with leases with an initial term of 12 months or less and variable costs, respectively.

Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities.

The Company subleases certain real estate to third parties. The sublease income recognized for the three and six months ended June 30, 2019 was $143 and $286, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019:

Total Operating Lease Payments
2019 (excluding the six months ended June 30, 2019)	$6,436
2020	5,462
2021	3,958
2022	3,253
2023	2,388
Thereafter	5,904
Total minimum lease payments (1) (2)	27,401
Less amount representing imputed interest	4,826
Present value of lease obligations	$22,575
Weighted average remaining lease term (years)	5.40
Weighted average discount rate	6.99%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the spot foreign currency exchange rate for the month ended June 30, 2019, where applicable.
(2) Includes one lease agreement that has been executed, but has not yet commenced, as of June 30, 2019.

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

Our revenue consists of two components: consulting fee revenue ("CFR") and reimbursable expenses. The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both revenue (reimbursable expenses) and direct expense. CFR refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

We compete for business based on a variety of factors such as technical capability, global resources, price, reputation and past experience, including client requirements for substantial experience in similar projects. We have developed significant long-standing relationships, which bring us repeat business and may be difficult for others to replicate. We believe we have an excellent reputation for attracting and retaining professionals. In addition, we believe there are high barriers to entry for new competitors especially in the project management market.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Income Statement Data:
Consulting fee revenue	$77,035	$87,536	$(10,501)	(12.0)%	$156,035	$180,563	$(24,528)	(13.6)%
Reimbursable expenses	21,222	24,612	$(3,390)	(13.8)%	40,905	45,482	$(4,577)	(10.1)%
Total revenue	$98,257	$112,148	$(13,891)	(12.4)%	$196,940	226,045	$(29,105)	(12.9)%
Direct expenses	66,955	78,946	$(11,991)	(15.2)%	134,202	158,158	(23,956)	(15.1)%
Gross profit	$31,302	$33,202	$(1,900)	(5.7)%	$62,738	$67,887	$(5,149)	(7.6)%
Selling, general and administrative expenses	27,415	37,858	(10,443)	(27.6)%	58,726	70,645	(11,919)	(16.9)%
Plus: Share of profit of equity method affiliates	717	1,131	(414)	(36.6)%	1,131	1,931	(800)	(41.4)%
Less: Loss on performance bond	—	—	—	—%	—	7,938	(7,938)	(100.0)%
Operating profit (loss)	$4,604	$(3,525)	$8,129	(230.6)%	$5,143	$(8,765)	$13,908	(158.7)%
Interest and related financing fees, net	1,411	1,246	165	13.2%	2,923	2,580	343	13.3%
Income (loss) before income taxes	$3,193	$(4,771)	$7,964	(166.9)%	$2,220	$(11,345)	$13,565	(119.6)%
Income tax expense	1,493	2,293	(800)	(34.9)%	2,588	3,388	(800)	(23.6)%
Income (loss) from continuing operations	$1,700	$(7,064)	$8,764	(124.1)%	$(368)	$(14,733)	$14,365	(97.5)%
Discontinued operations:
Loss from discontinued operations	—	(381)	381	(100.0)%	—	(863)	863	(100.0)%
Total loss from discontinued operations	$—	$(381)	$381	(100.0)%	$—	$(863)	$863	(100.0)%
Net income (loss)	$1,700	$(7,445)	$9,145	(122.8)%	$(368)	$(15,596)	$15,228	(97.6)%
Less: net earnings - non-controlling interests	83	38	45	118.4%	150	36	114	316.7%
Net income (loss) attributable to Hill International, Inc.	$1,617	$(7,483)	$9,100	(121.6)%	$(518)	(15,632)	$15,114	(96.7)%

Three Months Ended June 30, 2019 Compared to the
Three Months Ended June 30, 2018

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2019		2018		$	%

United States	$51,336	52.2%	$51,765	46.2%	$(429)	(0.8)%
Latin America	1,911	1.9%	2,958	2.6%	(1,047)	(35.4)%
Europe	10,622	10.8%	10,239	9.1%	383	3.7%
Middle East	25,972	26.5%	35,424	31.6%	(9,452)	(26.7)%
Africa	6,930	7.1%	6,864	6.1%	66	1.0%
Asia/Pacific	1,486	1.5%	4,898	4.4%	(3,412)	(69.7)%
Total	$98,257	100.0%	$112,148	100.0%	$(13,891)	(12.4)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2019		2018		$	%

United States	$34,199	44.3%	$35,393	40.4%	$(1,194)	(3.4)%
Latin America	1,914	2.5%	2,954	3.4%	(1,040)	(35.2)%
Europe	10,182	13.2%	9,474	10.8%	708	7.5%
Middle East	23,075	30.0%	31,672	36.2%	(8,597)	(27.1)%
Africa	6,366	8.3%	6,260	7.2%	106	1.7%
Asia/Pacific	1,299	1.7%	1,783	2.0%	(484)	(27.1)%
Total	$77,035	100.0%	$87,536	100.0%	$(10,501)	(12.0)%

CFR was $77,035 and $87,536 of the total revenue for the three months ended June 30, 2019 and 2018, respectively, which comprised 78.4% and 78.1% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

Middle East:

The revenue decline in the Middle East was primarily due to the closeout of large projects in Saudi Arabia and Qatar, along with the closeout of several other projects in the region partially offset by new work throughout the region.

Asia/Pacific:

The decline in revenue in Asia/Pacific is primarily related to the closeout of a major project in the region during the third quarter of 2018.

Latin America:

The decline in revenue in the region is primarily due to the completion of several projects in Brazil during 2018 and a major project in Mexico finalized in April 2019.

Gross Profit by Geographic Region:

	Three Months Ended June 30,						Change
	2019			2018			$	%

			% of Total Revenue			% of Total Revenue
United States	$14,717	47.1%	28.7%	$15,134	45.6%	29.2%	$(417)	(2.8)%
Latin America	638	2.0%	33.4%	1,369	4.1%	46.3%	(731)	(53.4)%
Europe	3,828	12.2%	36.0%	3,543	10.7%	34.6%	285	8.0%
Middle East	8,584	27.4%	33.1%	9,764	29.4%	27.6%	(1,180)	(12.1)%
Africa	2,946	9.4%	42.5%	2,575	7.7%	37.5%	371	14.4%
Asia/Pacific	589	1.9%	39.6%	817	2.5%	16.7%	(228)	(27.9)%
Total	$31,302	100.0%	31.9%	$33,202	100.0%	29.6%	$(1,900)	(5.7)%

The change in gross margin as a percentage of total revenue for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the following:

United States:

Gross margin as a percentage of total revenue decreased primarily as a result of reduced activity on the Brooklyn College and the Baltimore Airport projects.

Middle East:

The gross margin as a percentage of total revenue increased as a result of certain allocated costs being moved from direct fringe expense to indirect fringe expense in the current year.

SG&A Expense:

The second quarter of 2018 contained significant costs related to our profit improvement plan of approximately $4,200. There was a partial reversal of $1,400 of these costs in the second quarter of 2019 due to a settlement and the true-up of our one time costs and we expect no further costs related to the profit improvement plan. Our selling, general and administrative expense for the second quarter of 2019 excluding these items, would have been approximately $28,000. This excludes any gain or loss on foreign exchange activity. We believe this level of selling, general and administrative costs is sustainable going forward.

Interest and Related Financing Fees, net

Interest and related financing fees, net, included interest expense of $1,534 , net of $(123) in interest income, and interest expense of $1,382, net of $(136) in interest income, for the three months ended June 30, 2019 and 2018, respectively. The three months ended June 30, 2019 included higher interest expense primarily related to our U.S. dollar-denominated revolving credit facility with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) due to higher loan balances throughout the three months ended June 30, 2019, when compared to the three months ended June 30, 2018, as well as increased variable interest rates.

Income Taxes

The effective income tax rate for the three months ended June 30, 2019 and 2018 were 46.8% and (48.1)%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2019 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

Six Months Ended June 30, 2019 Compared to the
Six Months Ended June 30, 2018

Total Revenue by Geographic Region:

	Six Months Ended June 30,				Change
	2019		2018		$	%

United States	$99,438	50.6%	$103,337	45.6%	$(3,899)	(3.8)%
Latin America	4,345	2.2%	5,770	2.6%	(1,425)	(24.7)%
Europe	21,956	11.1%	20,696	9.2%	1,260	6.1%
Middle East	54,283	27.6%	75,722	33.5%	(21,439)	(28.3)%
Africa	13,879	7.0%	13,567	6.0%	312	2.3%
Asia/Pacific	3,039	1.5%	6,953	3.1%	(3,914)	(56.3)%
Total	$196,940	100.0%	$226,045	100.0%	$(29,105)	(12.9)%

Consulting Fee Revenue:

	Six Months Ended June 30,				Change
	2019		2018		$	%

United States	$66,794	42.8%	$71,066	39.3%	$(4,272)	(6.0)%
Latin America	4,343	2.8%	5,760	3.2%	(1,417)	(24.6)%
Europe	21,084	13.5%	19,415	10.8%	1,669	8.6%
Middle East	48,335	31.0%	68,233	37.8%	(19,898)	(29.2)%
Africa	12,777	8.2%	12,454	6.9%	323	2.6%
Asia/Pacific	2,702	1.7%	3,635	2.0%	(933)	(25.7)%
Total	$156,035	100.0%	$180,563	100.0%	$(24,528)	(13.6)%

Total revenue decreased by approximately $29,105 for the six months ended June 30, 2019 when compared to the same time period in the prior year. CFR was $156,035 and $180,563 of the total revenue for the six months ended June 30, 2019 and 2018, respectively, which comprised 79.2% and 79.9% of total revenues, respectively. Total revenues decreased approximately $21,439 in the Middle East and $3,899 in the United States due to the winding down of projects and $3,914 in Asia/Pacific due to the winding down of a project largely performed by subcontractors. These decreases were partially offset by an increase in Africa of approximately $312 and Europe of approximately $1,260 due to the addition of new work.

Gross Profit by Geographic Region:

	Six Months Ended June 30,						Change
	2019			2018			$	%

			% of Total Revenue			% of Total Revenue
United States	$28,043	44.7%	28.2%	$30,602	45.0%	29.6%	$(2,559)	(8.4)%
Latin America	1,512	2.4%	34.8%	2,511	3.7%	43.5%	(999)	(39.8)%
Europe	8,087	12.9%	36.8%	7,269	10.7%	35.1%	818	11.3%
Middle East	18,081	28.8%	33.3%	20,538	30.3%	27.1%	(2,457)	(12.0)%
Africa	5,805	9.3%	41.8%	5,298	7.8%	39.1%	507	9.6%
Asia/Pacific	1,210	1.9%	39.8%	1,669	2.5%	24.0%	(459)	(27.5)%
Total	$62,738	100.0%	31.9%	$67,887	100.0%	30.0%	$(5,149)	(7.6)%

Gross profit for the six months ended June 30, 2019 decreased approximately $5,149 compared to the same period in the prior year. The decrease was primarily due to a reduction of approximately $2,457 in the Middle East and $2,559 in the United States as a result of lower total revenues due to the winding down of projects which was partially offset by a reduction of direct expenses. The gross margin as a percentage of total revenue increased in the Middle East as a result of certain allocated costs being moved from direct fringe expense to indirect fringe expense in the current year. In addition, Asia's percentage of gross profit increased from the same period in the prior year as a result of less revenue being generated from subcontractors which generally provide a low margin return on projects.

SG&A Expense:

Selling, general and administrative expenses for the six months ended June 30, 2019 decreased approximately $11,919 when compared to the same period in prior year. This decrease is primarily due to an approximate $5,300 decrease in one-time costs associated with the development and implementation of the Profit Improvement Plan, an approximate $2,500 decrease in accounting related fees due to restatement activities in the prior year period and an approximate $2,700 decrease in indirect labor costs mainly due to staff reductions related to the company’s profit improvement plan. SG&A expenses represented approximately 29.8% and 31.3% of total revenue for the six months ended June 30, 2019 and 2018, respectively.

On February 8, 2018, we received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. We are taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed our case and we have filed an appeal before the Kuwait Court of Appeals. As a result of the First Instance Court decision, we fully reserved the performance guarantee payment in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations for the six months ended June 30, 2018.

Interest and Related Financing Fees, net

Interest and related financing fees increased $343 to $2,923, which includes $3,179 in interest expense, net of $(256) in interest income, for the six months ended June 30, 2019 as compared with $2,580 for six months ended June 30, 2018, which includes $3,134 of interest expense, net of $(239) of interest income. This increase relates to higher loan balances on our secured credit facilities with Société Générale throughout the six months ended June 30, 2019, when compared to the six months ended June 30, 2018, as well as increased variable interest rates.

Income Taxes

For the six months ended June 30, 2019 and 2018, the Company recognized an income tax expense of $2,588 and $3,388, respectively.

The effective income tax rate for the six-month periods ended June 30, 2019 and 2018 was 116.6% and (29.9)% , respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2019 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

Net Earnings Attributable to Hill

The net loss attributable to Hill International, Inc. for the six months ended June 30, 2019 was $518, or $0.01 per diluted common share based on 55,989 diluted weighted average common shares outstanding, as compared to net loss attributable to Hill International, Inc. for the six months ended June 30, 2018 of $15,632 , or $0.29 per diluted weighted average common shares based upon 53,952 diluted weighted average common shares outstanding. Net loss from continuing operations for the six months ended June 30, 2019 was $368, or $0.01 per diluted weighted average common share, compared to net a net loss from continuing operations of $14,733 , or $0.27 per diluted weighted average common shares, for the six months ended June 30, 2018.

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

Concurrent with the 2017 sale of the Company’s claims business, management recognized the need to significantly reduce its selling, general and administrative costs given the reduced scale of the remaining business. Management developed and announced a Profit Improvement Plan to address this need. Management recognized that the Company would incur costs during 2017 and 2018 to execute this plan, including consulting fees, severance and retention costs. The Company also experienced significantly higher costs in both years due to the financial restatement and in 2018 due to a performance bond being called. The combination of these events resulted in over $25,000 of expenses in 2018 in excess of what management would consider typical. The operating loss and cash used in 2018 were primarily due to these expenses.

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from August 7, 2019, the date of this report.

At June 30, 2019, our primary sources of liquidity consisted of $18,739 of cash and cash equivalents, of which $15,163 was on deposit in foreign locations, and $1,944 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2019, we had approximately $55,923 of availability under these arrangements.

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

Cash Flows

	Six months ended June 30,
	2019	Change	2018

Net cash provided by (used in) operating activities	$1,436	$17,320	$(15,884)
Net cash used in investing activities	(1,575)	1,172	(2,747)
Net cash provided by financing activities	3,934	(14,806)	18,740
Effect of exchange rate changes on cash	(934)	(182)	(752)
Net (decrease) increase in cash, cash equivalents and restricted cash	$2,861		$(643)

Operating activities

During the six months ended June 30, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors and increased collection activity in the Middle East and Africa. For the six months ended June 30, 2018, cash used in operating activities was primarily the result of the financial statement restatement and restructuring costs that are not expected to reoccur.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash increased from $4,396 at December 31, 2018 to $7,229 at June 30, 2019, primarily due to the issuance of new bonds for projects in the Middle East.

We manage our operating cash flows by managing key working capital accounts in total. The primary elements of our working capital are accounts receivable, prepaid and other current assets, and accounts payable.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are due primarily to the timing of cash receipts and payments within our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business.

Investing activities

During the six months ended June 30, 2019, cash was used in investing activities for the purchase of fixed assets. For the six months ended June 30, 2018, cash was primarily used in investing activities for the purchase of fixed assets, as well as the purchase of the additional interest in Hill International Brasil S.A., formerly known as Engineering S.A., increasing the Company's ownership to one hundred percent.

Financing activities

During the six months ended June 30, 2019, cash provided by financing activities was primarily due to net borrowings under our revolving credit facilities. For the six months ended June 30, 2018, net cash provided by financing activities was primarily due to the exercise of employee stock options and net borrowings under our revolving credit facilities.

Effect of exchange rate changes on cash

For the six months ended June 30, 2019 and 2018, the effects of exchange rate changes on cash was primarily caused by a 2.6% weakening of the Euro against the U.S. Dollar in the first six months of 2018 as opposed to a 0.8% weakening of the Euro against the dollar in the first six months of 2019.

Backlog

Our backlog represents CFR, which includes management’s estimate of the amount of contracts and awards in hand that we expect to recognize as CFR in future periods as a component of total revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
June 30, 2019
United States	$412,882	50.1%	$107,937	40.8%
Latin America	17,323	2.1%	6,739	2.5%
Europe	88,543	10.7%	35,092	13.3%
Middle East	225,423	27.4%	82,448	31.2%
Africa	66,064	8.0%	27,992	10.6%
Asia/Pacific	13,902	1.7%	4,170	1.6%
Total	$824,137	100.0%	$264,378	100.0%

December 31, 2018
United States	$429,237	58.0%	$110,012	42.4%
Latin America	22,495	3.0%	11,871	4.6%
Europe	83,974	11.3%	32,489	12.5%
Middle East	116,913	15.9%	71,267	27.5%
Africa	69,941	9.4%	26,710	10.3%
Asia/Pacific	17,713	2.4%	7,134	2.7%
Total	$740,273	100.0%	$259,483	100.0%

At June 30, 2019, our backlog was $824,137 compared to $740,273 at December 31, 2018. The increase was primarily due to the Company being awarded major projects in the Middle East.

Our 2019 year to date net CFR bookings of $239,899 equates to a book-to-bill ratio for the quarter ended June 30, 2019 of 153.7%. Our book to bill ratio, a non-GAAP measure, is determined by taking our net CFR bookings and dividing by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $264,378 or 32.1% of the backlog at June 30, 2019, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $101,997 and the backlog of $824,137 at June 30, 2019 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2018 Annual Report on Form 10-K (“2018 Form 10-K), our disclosure controls and procedures were ineffective as of June 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts, for material weaknesses previously reported, were ongoing during the six months ended June 30, 2019, and, described in Item 9A of our 2018 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 7, 2019

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 7, 2019