Form 10-Q
period 2019-09-30
Hill International, Inc.
filed 2019-11-06
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from                                          to
Commission File Number: 001-33961
HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Commerce Square
2005 Market Street, 17th Floor
Philadelphia	PA	19103
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code:  (215) 309-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	HIL	New York Stock Exchange	(NYSE)

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

There were 56,161,783 shares of the Registrant’s Common Stock outstanding at October 30, 2019.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it is Hill International, Inc.'s (the "Company") intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning the Company's plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

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

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10-K;

•	Unfavorable global economic conditions may adversely impact its business;

•	Our backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	Our expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties; and

•	The ability to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•	Unexpected delays in collections from clients;

•	Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Cash and cash equivalents	$17,350	$18,711
Cash - restricted	5,033	2,945
Accounts receivable, less allowance for doubtful accounts of $66,263 and $70,617	110,575	117,469
Current portion of retainage receivable	14,041	18,397
Accounts receivable - affiliates	25,567	19,261
Prepaid expenses and other current assets	7,651	5,554
Income tax receivable	1,458	758
Total current assets	181,675	183,095
Property and equipment, net	11,597	10,787
Cash - restricted, net of current portion	2,777	1,451
Operating lease right-of-use assets	15,439	—
Retainage receivable	8,449	5,895
Acquired intangibles, net	929	1,316
Goodwill	47,041	48,869
Investments	2,665	3,015
Deferred income tax assets	3,665	4,521
Other assets	4,728	5,820
Total assets	$278,965	$264,769
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,266	$3,364
Accounts payable and accrued expenses	74,160	80,036
Income taxes payable	7,555	8,826
Current portion of deferred revenue	10,660	11,169
Current portion of operating lease liabilities	5,166	—
Other current liabilities	5,376	5,644
Total current liabilities	106,183	109,039
Notes payable and long-term debt, net of current maturities	48,680	44,587
Retainage payable	1,551	927
Deferred income taxes	308	418
Deferred revenue	3,419	5,105
Non-current operating lease liabilities	16,271	—
Other liabilities	4,671	10,248
Total liabilities	181,083	170,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,705 shares and 62,181 shares issued at September 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	212,493	210,084
Accumulated deficit	(83,481)	(85,444)
Accumulated other comprehensive loss	(3,756)	(2,575)
Less treasury stock of 6,546 and 6,546 at September 30, 2019 and December 31, 2018, respectively	(28,231)	(28,231)
Hill International, Inc. share of equity	97,031	93,840
Noncontrolling interests	851	605
Total equity	97,882	94,445
Total liabilities and stockholders’ equity	$278,965	$264,769

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consulting fee revenue	$75,747	$81,231	$231,782	$261,794
Reimbursable expenses	19,923	20,704	60,828	66,186
Total revenue	$95,670	$101,935	$292,610	$327,980
Direct expenses	64,086	65,600	198,288	222,181
Gross profit	$31,584	$36,335	$94,322	$105,799
Selling, general and administrative expenses	29,261	44,689	87,987	116,911
Plus: Share of profit of equity method affiliates	780	685	1,911	2,616
Less: Loss on performance bond	—	—	—	7,938
Operating profit (loss)	$3,103	$(7,669)	$8,246	$(16,434)
Interest and related financing fees, net	1,485	1,275	4,408	3,855
Other income, net	549	—	549	—
Income (loss) before income taxes	$2,167	$(8,944)	$4,387	$(20,289)
Income tax (benefit) expense	(340)	(460)	2,248	2,928
Income (loss) from continuing operations	$2,507	$(8,484)	$2,139	$(23,217)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(863)
Total loss from discontinued operations	$—	$—	$—	$(863)

Net income (loss)	$2,507	$(8,484)	$2,139	$(24,080)
Less: net earnings - non-controlling interests	26	60	176	96
Net income (loss) attributable to Hill International, Inc.	$2,481	$(8,544)	$1,963	$(24,176)

Basic Income (loss) per common share from continuing operations	$0.04	$(0.15)	$0.03	$(0.42)
Basic loss per common share from discontinued operations	—	—	—	(0.02)
Basic income (loss) per common share - Hill International, Inc.	$0.04	$(0.15)	$0.03	$(0.44)
Basic weighted average common shares outstanding	56,549	55,476	56,178	54,466

Diluted income (loss) per common share from continuing operations	$0.04	$(0.15)	$0.03	$(0.42)
Diluted loss per common share from discontinued operations	—	—	—	(0.02)
Diluted income (loss) per common share - Hill International, Inc.	$0.04	$(0.15)	$0.03	$(0.44)
Diluted weighted average common shares outstanding	56,549	55,476	56,178	54,466

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$2,507	$(8,484)	$2,139	$(24,080)
Foreign currency translation adjustment, net of tax	(237)	673	(1,111)	1,280
Comprehensive income (loss)	2,270	(7,811)	1,028	(22,800)
Less: Comprehensive income (loss) attributable to non-controlling interests	32	52	246	(357)
Comprehensive income (loss) attributable to Hill International, Inc.	$2,238	$(7,863)	$782	$(22,443)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net income (loss)	—	—	—	(518)	—	—	—	(518)	150	(368)
Other comprehensive income (loss)	—	—	—	—	(938)	—	—	(938)	64	(874)
Stock issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,042	—	—	—	—	1,042	—	1,042
Stock issued under employee stock purchase plan	57	—	113	—	—	—	—	113	—	113
Balance - June 30, 2019	62,262	$6	$211,239	$(85,962)	$(3,513)	6,546	$(28,231)	$93,539	$819	$94,358
Net income (loss)	—	—	—	2,481	—	—	—	2,481	26	2,507
Other comprehensive income (loss)	—	—	—	—	(243)	—	—	(243)	6	(237)
Stock issued to Board of Directors	104	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	322	—	1,212	—	—	—	—	1,212	—	1,212
Stock issued under employee stock purchase plan (3)	17	—	42	—	—	—	—	42	—	42
Balance - September 30, 2019	62,705	$6	$212,493	$(83,481)	$(3,756)	6,546	$(28,231)	$97,031	$851	$97,882

Balance - December 31, 2017	59,389	$6	$197,104	$(53,983)	$(4,011)	6,977	$(30,041)	$109,075	$1,595	$110,670
Net income (loss)	—	—	—	(15,632)	—	—	—	(15,632)	36	(15,596)
Other comprehensive income (loss)	—	—	—	—	1,052	—	—	1,052	(445)	607
Stock-based compensation expense (2)	—	—	223	—	—	—	—	223	—	223
Stock issued under employee stock purchase plan	6	—	29	—	—	—	—	29	—	29
Exercise of stock options	2,216	—	8,979	—	—	(467)	2,012	10,991	—	10,991
Cashless exercise of stock options	70	—	202	—	—	36	(202)	—	—	—
Reversal of accrual for portion of ESA put option (1)	—	—	745	—	—	—	—	745	—	745
Acquisition of additional interest in subsidiary	—	—	(122)	—	—	—	—	(122)	(623)	(745)
Balance - June 30, 2018	61,681	$6	$207,160	$(69,615)	$(2,959)	6,546	$(28,231)	$106,361	$563	$106,924
Net income (loss)	—	—	—	(8,544)	—	—	—	(8,544)	60	(8,484)
Other comprehensive income (loss)	—	—	—	—	681	—	—	681	(8)	673
Stock-based compensation expense (2)	—	—	144	—	—	—	—	144	—	144
Exercise of stock options	159	—	699	—	—	—	—	699	—	699
Cashless exercise of stock options	—	—	4	—	—	—	—	4	—	4
Balance - September 30, 2018	61,840	$6	$208,007	$(78,159)	$(2,278)	6,546	$(28,231)	$99,345	$615	$99,960
(1) Engineering S.A. ("ESA") now known as Hill International Brasil S.A.
(2) Excluded $399 related to stock-based compensation expense reflected in accrued expenses and were reclassified to equity when the shares were ultimately delivered during the three months ended December 31, 2018 (see Note 10 - Share-Based Compensation).
(3) Included $33 of proceeds related to the Employee Stock Purchase Plan ("ESPP") stock issued during the three months ended December 31, 2018 that were received in the three months ended March 31, 2018, net of $21 of proceeds related to ESPP stock issued during the three months ended September 31, 2019 that were received in the subsequent period.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,139	$(24,080)
Loss from discontinued operations	—	863
Income (loss) from continuing operations	2,139	(23,217)
Adjustments to reconcile net income (loss) to net cash provided by (used in):
Depreciation and amortization	2,435	3,433
Provision for bad debts	(2,946)	(3,304)
Amortization of deferred loan fees	539	77
Deferred tax benefit	659	(181)
Share-based compensation	2,254	741
Operating lease right-of-use assets	3,936	—
Unrealized foreign exchange gains (losses) on intercompany balances	104	8,496
Changes in operating assets and liabilities:
Accounts receivable	13,988	12,717
Accounts receivable - affiliate	(6,306)	(771)
Prepaid expenses and other current assets	(2,136)	1,025
Income taxes receivable	(748)	550
Retainage receivable	(2,559)	(2,351)
Other assets	920	600
Accounts payable and accrued expenses	(5,463)	188
Income taxes payable	(1,286)	(8,146)
Deferred revenue	(2,235)	2,518
Operating lease liabilities	(4,361)	—
Other current liabilities	(264)	876
Retainage payable	624	116
Other liabilities	1,422	(6,630)
Net cash provided by (used in) continuing operations	716	(13,263)
Net cash used in discontinued operations	—	(863)
Net cash provided by (used in) operating activities	716	(14,126)
Cash flows from investing activities:
Purchases of business	—	(745)
Purchase of property and equipment	(2,958)	(2,328)
Net cash used in investing activities	(2,958)	(3,073)
Cash flows from financing activities:
Repayment of term loans	(795)	(724)
Proceeds from revolving loans	10,070	40,075
Repayment of revolving loans	(4,977)	(29,849)
Proceeds from stock issued under employee stock purchase plan	167	29
Proceeds from exercise of stock options	—	11,689
Net cash provided by financing activities	4,465	21,220
Effect of exchange rate changes on cash	(170)	(546)
Net increase in cash, cash equivalents and restricted cash	2,053	3,475
Cash, cash equivalents and restricted cash — beginning of period	23,107	26,920
Cash, cash equivalents and restricted cash — end of period	$25,160	$30,395

	Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2019	2018
Interest and related financing fees paid	$4,113	$3,652
Income taxes paid	2,484	11,435
Increase in additional paid-in capital from issuance of shares of common stock from cashless exercise of stock options	—	202
Cash paid for amounts included in the measurement of lease liabilities	6,062	—
Right-of-use assets obtained in exchange for operating lease liabilities	19,340	—
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

Note 2 — Liquidity

At September 30, 2019, our principal sources of liquidity consisted of $17,350 of cash and cash equivalents, $209 of available borrowing capacity under the Domestic Revolving Credit Facility, $1,054 of available borrowing capacity under the International Revolving Credit Facility, and $1,076 under other foreign credit agreements. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

The Company believes that it has sufficient liquidity to support the reasonably anticipated cash needs of its operations over the next twelve months from November 6, 2019, the date of this filing. The Company provided cash from operations of $716 during the nine months ended September 30, 2019. The Company's net cash used in operations during 2018 was primarily due to a number of costs related to the financial statement restatement, restructuring and a performance bond that was called. We do not expect these costs to reoccur.

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

Reclassification

A reclassification was made in the presentation of the consolidated statements of operations for the three and nine months ended September 30, 2018 for $3,211 and $4,788, respectively, related to the Middle East vacation expense. The expense was reclassified from direct expense to selling, general and administrative expenses to conform to current year presentation.

Another reclassification was made in the presentation of the consolidated statements of cash flow for the nine months ended September 30, 2018. Net borrowings on revolving loans previously reported as $10,226 was broken out between repayments of revolving loans and proceeds from revolving loans of $(29,849) and $40,075, respectively, to conform to current year presentation.

Certain back-office expenses and foreign currency translation gains and losses that had previously been included in the individual regions in the operating profit/(loss) table presentation are currently being included within the corporate costs line item on the operating profit/(loss) tables herein. The related 2018 prior period operating profit (loss) by geographic region and corporate costs have been recast to reflect this change. This change only affects the presentation in the operating profit/(loss) tables and has no impact on total operating profit/(loss) reported.

Other Income, net

During the three months ended September 30, 2019, the Company recognized $649 of income in Other Income, net, related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development (the "PADCED") in May 2015 (the "Grant"), net of $100 of expense related to other non-operating activity. The Grant was used as part of the relocation of Hill's corporate headquarters to the city of Philadelphia where partial or full repayment of the Grant is required if specific conditions were not met, which included maintaining a minimum number of employees throughout 2018, among other conditions, with the possibility of extension at the PADCED's discretion. In July 2019, the PADCED concluded that the Company is required to repay $351 of the Grant since the Company failed to meet its employment commitment; however, the PADCED granted a one-year extension for the Company to meet such commitment through June 30, 2020. The repayment amount is included in other current liabilities in the consolidated balance sheets.

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

No single client accounted for 10% or more of total revenue for the three and nine months ended September 30, 2019 or 2018.

There was one client in Africa who contributed 10% or more to gross accounts receivable at September 30, 2019 and December 31, 2018, respectively, which represents 19% and 17% of the gross accounts receivable balance at September 30, 2019 and December 31, 2018, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$17,350	$18,711
Cash - restricted	5,033	2,945
Cash - restricted, net of current portion	2,777	1,451
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$25,160	$23,107

(h)                                    Earnings (loss) per Share

Basic earnings (loss) per common share have been computed using the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of stock and deferred and restricted stock unit awards using the treasury stock method, if dilutive. The Company has outstanding options to purchase approximately 1,879 shares and 1,966 shares at September 30, 2019 and 2018, respectively. In addition, the Company had 511 and 96 restricted and deferred stock units outstanding at September 30, 2019 and 2018, respectively. These awards were excluded from the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 because they were antidilutive.

The following table provides a reconciliation to net earnings (loss) used in the numerator for earnings (loss) per share from continuing operations attributable to Hill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$2,507	$(8,484)	$2,139	$(23,217)
Less: net earnings - noncontrolling interest	26	60	176	96
Net income (loss) from continuing operations attributable to Hill	$2,481	$(8,544)	$1,963	$(23,313)

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

The components of the Company’s revenue by contract type and geographic region for the three and nine months 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$4,043	$45,893	$49,936	52.3%	$2,575	$46,559	$49,134	48.2%
Latin America	1,662	7	1,669	1.7%	2,751	—	2,751	2.7%
Europe	5,741	4,815	10,556	11.0%	4,950	5,529	10,479	10.3%
Middle East	7,567	17,880	25,447	26.6%	11,904	18,784	30,688	30.1%
Africa	388	6,617	7,005	7.3%	621	6,091	6,712	6.6%
Asia/Pacific	435	622	1,057	1.1%	782	1,389	2,171	2.1%
Total	$19,836	$75,834	$95,670	100.0%	$23,583	$78,352	$101,935	100.0%

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$11,156	$138,218	$149,374	51.1%	$8,436	$144,035	$152,471	46.5%
Latin America	5,651	363	6,014	2.1%	7,314	1,207	8,521	2.6%
Europe	17,094	15,418	32,512	11.1%	15,271	15,904	31,175	9.5%
Middle East	27,797	51,933	79,730	27.2%	45,377	61,033	106,410	32.4%
Africa	1,559	19,325	20,884	7.1%	1,264	19,015	20,279	6.2%
Asia/Pacific	1,164	2,932	4,096	1.4%	4,772	4,352	9,124	2.8%
Total	$64,421	$228,189	$292,610	100.0%	$82,434	$245,546	$327,980	100.0%

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
The Company’s contract liabilities consist of advance payments and billings in excess of revenue recognized and are reported as deferred revenue in the consolidated balance sheets. The Company classifies billings in excess of revenue recognized as deferred revenue as current or non-current based on the timing of when revenue is expected to be recognized.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three and nine months ended September 30, 2019 and 2018, respectively that was included in the deferred revenue balance at the beginning of the periods was $571 and $5,103, respectively, and $13,199 and $12,561, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $95,469. During the following 12 months, approximately 61.4% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable are as follows:

	September 30, 2019	December 31, 2018

Billed (1)	$145,602	$155,540
Unbilled (2)	31,236	32,546
	176,838	188,086
Allowance for doubtful accounts (1)	(66,263)	(70,617)
Accounts receivable, less allowance for doubtful accounts	$110,575	$117,469

(1) Includes $41,695 and $42,092 related to amounts due from a client in Africa as of September 30, 2019 and December 31, 2018, respectively.
(2) Amount is net of unbilled reserves.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$4,516	$3,587	$4,591	$3,275
Total	$4,516	$3,587	$4,591	$3,275

Intangible assets, net	$929		$1,316

Amortization expense related to intangible assets was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2019	2018	2019	2018
$113	$209	$347	$784

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2019 (remaining 3 months)	$113
2020	190
2021	162
2022	162
2023	162

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during 2019:

Balance, December 31, 2018	$48,869
Translation adjustments (1)	(1,828)
Balance, September 30, 2019	$47,041

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of September 30, 2019.

The Company performed its 2018 annual impairment test effective July 1, 2018, and noted no impairment. Based on the valuation as of July 1, 2018, the fair value of the Company exceeded its carrying value. The Company also noted no indications of impairment were present at September 30, 2019 requiring reassessment. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2019	December 31, 2018

Accounts payable	$26,487	$30,005
Accrued payroll and related expenses	29,735	28,915
Accrued subcontractor fees	13,051	13,447
Accrued agency fees	323	237
Accrued legal and professional fees	1,847	2,277
Other accrued expenses (1)	2,717	5,155
	$74,160	$80,036

(1) Includes amounts payable of $3,870 related to the Profit Improvement Plan as of December 31, 2018. There were no such payables at September 30, 2019.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.95%	7.62%	$29,325	$29,550
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.36%	6.31%	17,650	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	4.17%	N/A	1,418	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (2)	04/18/2020	Variable	5.58%	5.58%	2,177	2,461
Hill International Brasil S.A. - Revolving Credit Facility (3)	12/12/2019	Fixed	3.35%	3.35%	359	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.21%	2.17%	1,147	1,594
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	3.45%	3.41%	48	198
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.79%	2.75%	497	542
Total notes payable and long-term debt, gross					$52,621	$48,745
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(675)	(794)
Notes payable and long-term debt					$51,946	$47,951
Current portion of notes payable					$3,447	$3,538
Current portion of unamortized debt discount and deferred financing costs					$(181)	$(174)
Current maturities of notes payable and long-term debt					$3,266	$3,364
Notes payable and long-term debt, net of current maturities					$48,680	$44,587

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through September 30, 2019 since inception.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of September 30, 2019 and December 31, 2018. The Company had $954 of availability under the credit facility as of September 30, 2019.
(3) The unsecured Hill International Brasil S.A. revolving credit facilities were previously held with two banks in Brazil under four separate arrangements and were subject to automatic renewal on a monthly basis. In October 2018, three of the credit facilities were not renewed. The Company had $122 of availability under the credit facility as of September 30, 2019. The amounts outstanding and available are based on conversion rates from Brazilian Real as of September 30, 2019 and December 31, 2018.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of September 30, 2019 and December 31, 2018.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale under the 2017 Term Loan and the Domestic Revolving Credit Facility (collectively, the "U.S. Credit Facilities") and under the International Revolving Credit Facility contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at September 30, 2019.

The unamortized debt issuance costs under the Domestic and International Revolving Credit Facilities were $1,458 and $1,879 at September 30, 2019 and December 31, 2018, respectively, and were included in other assets in the consolidated balance sheet.

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

At September 30, 2019, the Company had $7,141 of outstanding letters of credit and $209 of available borrowing capacity under the Domestic Revolving Credit Facility, based on the maximum borrowing capacity of $25,000. At September 30, 2019, the Company had $2,458 of outstanding letters of credit and $1,054 of available borrowing capacity under the International Revolving Credit Facility. The availability under the International Revolving Credit Facility as of September 30, 2019 was reduced from the maximum borrowing capacity of €9,156 ($9,986 as of September 30, 2019) to €4,520 ($4,930 as of September 30, 2019).

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

As of September 30, 2019 and December 31, 2018, the balances payable to AFCO for these arrangements was $1,527 and $474, respectively, and is reflected in other current liabilities on the Company's consolidated balance sheets.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations totaling approximately $1,212 and an expense reduction of $47 for the three months ended September 30, 2019 and 2018, respectively, and $2,254 and $741 for the nine months ended September 30, 2019 and 2018. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 758 RSU's. No such units were granted during the three months ended September 30, 2019 and for the three and nine months ended September 30, 2018. Each RSU entitles each grantee one unit of the Company's common stock. The time-based RSU's vest annually over a three-year period on each anniversary date of the grant. Any unvested time-based RSU's will be forfeited if the grantee separates from the Company prior the vesting date. The related compensation expense is recorded based on a weighted average price per share of $3.23 and was deemed as equity-classified awards.

The number of common shares to be issued under the performance-based RSU's will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2019, 2020 and 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSU's will be settled on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the grantee separates from the Company prior to each vesting date. During the three and nine months ended September 30, 2019, the Company determined it was not probable that the target performance metric would be met and, therefore, did not record any share-based compensation expense related to such RSU's.

Deferred Stock Units ("DSU")

DSU's issued under the 2017 Plan entitle each participant to receive one share of the Company's common stock for each DSU that will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSU's.

During the three and nine months ended September 30, 2019, 29 and 245 DSU's were issued, respectively. Of the total issued, 9 and 225 of the total DSU's issued during the three and nine months ended September 30, 2019, respectively, were issued to the Company's board of directors (the "Board") as a portion of their annual retainer. An additional 20 DSU's were issued as part of an employee's compensation and are scheduled to vest ratably over a three-year period, subject to time-based conditions. These DSU's remain unvested as of September 30, 2019. The related compensation expense is recorded based on a weighted average price per share of $2.74. No DSU's were issued during the three and nine months ended September 30, 2018.

Stock Options

At September 30, 2019, the Company had approximately 1,879 stock options outstanding with a weighted average exercise price of $3.98. The Company granted 500 stock options during the nine months ended September 30, 2019, which vest over a three-year period, with a 5-year contractual life, and had an exercise price $3.13. The aggregate fair value of the options was approximately $440 using the Black-Scholes valuation model. The weighted average assumptions used to calculate fair value were based on an expected life of 3.5 years, a volatility of 49.4% and a risk-free interest rate of 1.87%.

During the nine months ended September 30, 2019, options for approximately 564 shares with a weighted average exercise price of $4.53 lapsed.

Common Stock Issued to Interim Chief Executive Officer ("ICEO")

In 2017, the Board approved a monthly grant of Company stock valued at $80 per month to ICEO during his term of service from May 2017 through September 2018. At the end of each month during such period, the ICEO was entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. During the three and nine months ended September 30, 2018, the ICEO accumulated 53 and 138 shares, respectively. The Company reduced share-based compensation expense by $166 and increased share-based compensation expense by $399 for the three and nine months ended September 30, 2018, respectively, related to these monthly grants. Since the total number and value of the shares were not determined until the end of his service in September 2018, the share-based compensation expense related to these shares was reflected in accrued expenses and was reclassed to equity when the shares were delivered to the ICEO during the fourth quarter of 2018.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates for the three months ended September 30, 2019 and 2018 were (15.7)% and 5.1% , respectively, and 51.2% and (14.4)% for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s effective tax rate for the three months ended September 30, 2019 changed from the comparable period of 2018, primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The 2017 Tax Act reduced the U.S. statutory tax rate from 35% to 21% beginning in 2018. The 2017 Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and introduces a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income ("GILTI") beginning in 2018.

The reserve for uncertain tax positions amounted to $3,378 and $2,988 at September 30, 2019 and December 31, 2018, respectively, and is included in “Other liabilities” in the consolidated balance sheet at those dates.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded tax related interest and penalties of $158 and $140 for the three and nine months ended September 30, 2019, respectively. There was no such expense recorded for the three months and nine months ended September 30, 2018.

The Company recognized an income tax benefit of $1,343, resulting from adjustments to reconcile the prior year provision amounts to the tax returns filed during the three and nine months ended September 30, 2019.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

United States	$49,936	52.3%	$49,134	48.2%	$149,374	51.1%	$152,471	46.5%
Latin America	1,669	1.7%	2,751	2.7%	6,014	2.1%	8,521	2.6%
Europe	10,556	11.0%	10,479	10.3%	32,512	11.1%	31,175	9.5%
Middle East	25,447	26.6%	30,688	30.1%	79,730	27.2%	106,410	32.4%
Africa	7,005	7.3%	6,712	6.6%	20,884	7.1%	20,279	6.2%
Asia/Pacific	1,057	1.1%	2,171	2.1%	4,096	1.4%	9,124	2.8%
Total	$95,670	100.0%	$101,935	100.0%	$292,610	100.0%	$327,980	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

United States	$33,442	44.1%	$34,173	42.1%	$100,236	43.2%	$105,239	40.2%
Latin America	1,668	2.2%	2,744	3.4%	6,011	2.6%	8,504	3.2%
Europe	9,989	13.2%	9,258	11.4%	31,073	13.4%	28,673	11.0%
Middle East	23,328	30.8%	26,909	33.1%	71,663	30.9%	95,142	36.3%
Africa	6,421	8.5%	6,089	7.5%	19,198	8.3%	18,543	7.1%
Asia/Pacific	899	1.2%	2,058	2.5%	3,601	1.6%	5,693	2.2%
Total	$75,747	100.0%	$81,231	100.0%	$231,782	100.0%	$261,794	100.0%

For the three and nine months ended September 30, 2019, the United States was the only country to account for 10% or more of total revenue. For the three and nine months ended September 30, 2018, the United States and United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

United States	$8,306	$8,451	$22,459	$26,559
Latin America	(563)	279	(813)	935
Europe (1)	1,303	1,629	4,359	5,465
Middle East (1)	4,982	6,007	14,579	11,900
Africa	1,241	1,870	4,262	7,772
Asia/Pacific (1)	216	1,010	(84)	1,297
Corporate (2)	(12,382)	(26,915)	(36,516)	(70,362)
Total	$3,103	$(7,669)	$8,246	$(16,434)

(1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange expense of $1,839 and $1,824 for the three and nine months ended September 30, 2019, respectively and $3,830 and $8,936 for the three and nine months ended September 30, 2018, respectively.

Depreciation and Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Project Management	$836	$762	$2,400	$2,793
Corporate	14	164	35	640
Total	$850	$926	$2,435	$3,433

Total Revenue By Client Type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

U.S. federal government	$4,311	4.5%	$4,329	4.2%	$13,398	4.6%	$12,124	3.7%
U.S. state, regional and local governments	31,222	32.6%	34,047	33.4%	94,193	32.2%	103,759	31.6%
Foreign governments	24,962	26.1%	27,039	26.5%	74,845	25.6%	94,476	28.8%
Private sector	35,175	36.8%	36,520	35.9%	110,174	37.6%	117,621	35.9%
Total	$95,670	100.0%	$101,935	100.0%	$292,610	100.0%	$327,980	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	September 30, 2019	December 31, 2018

United States	$9,365	$8,416
Latin America	717	692
Europe	487	503
Middle East	828	962
Africa	111	105
Asia/Pacific	89	109
Total	$11,597	$10,787

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”).  On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic claimed breach of contract and/or negligence within the arbitration. The Company is evaluating the impact of the judgement of the Court.

In September 2017, the Board appointed a special committee of independent directors (the “Special Committee”) to conduct a review of the need for, and causes of, the restatement of the Company’s financial statements. The review was performed with the assistance of independent outside counsel and was completed in April 2018. The review discovered facts that indicated certain former employees of the Company violated Company policies related to accounting for foreign currency exchange transactions. The Company self-reported these facts to the SEC in April 2018 and received a subpoena from the SEC in June 2018 and a second subpoena from the SEC in September 2019. The Company has cooperated and continues to cooperate with the SEC with respect to the SEC’s investigation.

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

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report from the panel of experts is currently expected to be issued prior to the next court hearing in the matter scheduled for January 7, 2020.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,086, which is included in other liabilities in the consolidated balance sheet at September 30, 2019.

Note 14 — Operating Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of September 30, 2019.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $2,277 and $2,253 for the three months ended September 30, 2019 and 2018, respectively, and $6,636 and $6,743 for the nine months ended September 30, 2019 and 2018, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Of the $2,277 in operating lease expense for the three and nine months ended September 30, 2019, $427 and $1,490 was associated with leases with an initial term of 12 months or less and variable costs, respectively.

Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities.

The Company subleases certain real estate to third parties. The sublease income recognized for the three and nine months ended September 30, 2019 was $141 and $427, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019:

Total Operating Lease Payments
2019 (excluding the nine months ended September 30, 2019)	$6,943
2020	5,848
2021	4,502
2022	3,882
2023	3,000
Thereafter	5,475
Total minimum lease payments (1) (2)	29,650
Less amount representing imputed interest	4,582
Present value of lease obligations	$25,068
Weighted average remaining lease term (years)	5.28
Weighted average discount rate	6.28%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the spot foreign currency exchange rate as of September 30, 2019, where applicable.
(2) Includes lease agreements and extensions that have been executed, but has not yet commenced, as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on April 1, 2019, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Income Statement Data:
Consulting fee revenue	$75,747	$81,231	$(5,484)	(6.8)%	$231,782	$261,794	$(30,012)	(11.5)%
Reimbursable expenses	19,923	20,704	(781)	(3.8)%	60,828	66,186	(5,358)	(8.1)%
Total revenue	$95,670	$101,935	$(6,265)	(6.1)%	$292,610	327,980	$(35,370)	(10.8)%
Direct expenses	64,086	65,600	(1,514)	(2.3)%	198,288	222,181	(23,893)	(10.8)%
Gross profit	$31,584	$36,335	$(4,751)	(13.1)%	$94,322	$105,799	$(11,477)	(10.8)%
Selling, general and administrative expenses	29,261	44,689	(15,428)	(34.5)%	87,987	116,911	(28,924)	(24.7)%
Plus: Share of profit of equity method affiliates	780	685	95	13.9%	1,911	2,616	(705)	(26.9)%
Less: Loss on performance bond	—	—	—	—%	—	7,938	(7,938)	(100.0)%
Operating profit (loss)	$3,103	$(7,669)	$10,772	(140.5)%	$8,246	$(16,434)	$24,680	(150.2)%
Interest and related financing fees, net	1,485	1,275	210	16.5%	4,408	3,855	553	14.3%
Other income, net	549	—	549	100.0%	549	—	549	100.0%
Income (loss) before income taxes	$2,167	$(8,944)	$11,111	(124.2)%	$4,387	$(20,289)	$24,676	(121.6)%
Income tax (benefit) expense	(340)	(460)	120	(26.1)%	2,248	2,928	(680)	(23.2)%
Income (loss) from continuing operations	$2,507	$(8,484)	$10,991	(129.5)%	$2,139	$(23,217)	$25,356	(109.2)%
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	—%	—	(863)	863	(100.0)%
Total loss from discontinued operations	$—	$—	$—	—%	$—	$(863)	$863	(100.0)%
Net income (loss)	$2,507	$(8,484)	$10,991	(129.5)%	$2,139	$(24,080)	$26,219	(108.9)%
Less: net earnings - non-controlling interests	26	60	(34)	(56.7)%	176	96	80	83.3%
Net income (loss) attributable to Hill International, Inc.	$2,481	$(8,544)	$11,025	(129.0)%	$1,963	$(24,176)	$26,139	(108.1)%

Three Months Ended September 30, 2019 Compared to the
Three Months Ended September 30, 2018

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2019		2018		$	%

United States	$49,936	52.3%	$49,134	48.2%	$802	1.6%
Latin America	1,669	1.7%	2,751	2.7%	(1,082)	(39.3)%
Europe	10,556	11.0%	10,479	10.3%	77	0.7%
Middle East	25,447	26.6%	30,688	30.1%	(5,241)	(17.1)%
Africa	7,005	7.3%	6,712	6.6%	293	4.4%
Asia/Pacific	1,057	1.1%	2,171	2.1%	(1,114)	(51.3)%
Total	$95,670	100.0%	$101,935	100.0%	$(6,265)	(6.1)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2019		2018		$	%

United States	$33,442	44.1%	$34,173	42.1%	$(731)	(2.1)%
Latin America	1,668	2.2%	2,744	3.4%	(1,076)	(39.2)%
Europe	9,989	13.2%	9,258	11.4%	731	7.9%
Middle East	23,328	30.8%	26,909	33.1%	(3,581)	(13.3)%
Africa	6,421	8.5%	6,089	7.5%	332	5.5%
Asia/Pacific	899	1.2%	2,058	2.5%	(1,159)	(56.3)%
Total	$75,747	100.0%	$81,231	100.0%	$(5,484)	(6.8)%

CFR was $75,747 and $81,231 of the total revenue for the three months ended September 30, 2019 and 2018, respectively, which comprised 79.2% and 79.7% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a decrease in backlog (see definition below) during 2018 primarily in the Middle East, Asia/Pacific and Latin America. Backlog is generally a leading indicator for future revenue and CFR. The decrease in backlog was due primarily to the wind-down and completion of several major projects in these regions without a sufficient amount of new bookings to replace them.

Gross Profit by Geographic Region:

	Three Months Ended September 30,						Change
	2019			2018			$	%

			% of Total Revenue			% of Total Revenue
United States	$14,861	47.1%	29.8%	$15,329	42.2%	31.2%	$(468)	(3.1)%
Latin America	659	2.1%	39.5%	1,127	3.1%	41.0%	(468)	(41.5)%
Europe	3,719	11.8%	35.2%	3,672	10.1%	35.0%	47	1.3%
Middle East	9,259	29.2%	36.4%	12,016	33.1%	39.2%	(2,757)	(22.9)%
Africa	2,734	8.7%	39.0%	2,869	7.9%	42.7%	(135)	(4.7)%
Asia/Pacific	352	1.1%	33.3%	1,322	3.6%	60.9%	(970)	(73.4)%
Total	$31,584	100.0%	33.0%	$36,335	100.0%	35.6%	$(4,751)	(13.1)%

Consolidated gross margin as a percentage of total revenue in total decreased between periods. The change in gross margin as a percentage of total revenue in the selected individual regions below for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the following:

United States:

Gross margin as a percentage of total revenue decreased primarily as a result of the increased use of subcontractors on jobs, which are mainly pass through costs.

Middle East:

The gross margin as a percentage of total revenue decreased primarily as a result the wind-down and closeout of projects in Qatar and Saudi Arabia.

Asia Pacific:

Gross margin as a percentage of total revenue decreased in the current year period primarily due to the final closeout of a project in the prior year period which resulted in all of the deferred revenue for the project being recognized.

SG&A Expense:

The third quarter of 2018 contained significant costs related to our Profit Improvement Plan of approximately $2,800. The third quarter of 2018 also included expenses of approximately $2,200 related to the Company's efforts to become timely in its filings with the SEC, which includes approximately $1,400 in additional audit fees related to such efforts and approximately $3,100 in expense related to a former executive. In addition, provision for bad debts decreased approximately $2,200 and foreign exchange losses were approximately $2,000 lower during the third quarter of 2019 compared to the third quarter of 2018. The remainder of the changes from 2018 to 2019 are primarily due to the Profit Improvement Plan being fully implemented in 2019.

Interest and Related Financing Fees, net

Interest and related financing fees increased $210 to $1,485 in interest expense, net of interest income, for the three months ended September 30, 2019 as compared with $1,275, which is composed of $1,322 of interest expense offset by $47 of interest income, for the three months ended September 30, 2018. The three months ended September 30, 2019 included higher interest expense primarily related to our U.S. dollar-denominated revolving credit facility with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) due to higher loan balances throughout the three months ended September 30, 2019, when compared to the three months ended September 30, 2018.

Other Income, net

During the three months ended September 30, 2019, $649 of other income was recognized related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development in May 2015, net of other non-operating expenses. We had no activity related to other income, net, during the three months ended September 30, 2018.

Income Taxes

The effective income tax rate for the three months ended September 30, 2019 and 2018 were (15.7)% and 5.1%, respectively. The change in our effective tax rate for the three months ended September 30, 2019 was primarily a result of an income tax benefit of $1,343 resulting from adjustments to reconcile the prior year provision amounts to the tax returns filed during the period ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to the
Nine Months Ended September 30, 2018

Total Revenue by Geographic Region:

	Nine Months Ended September 30,				Change
	2019		2018		$	%

United States	$149,374	51.1%	$152,471	46.5%	$(3,097)	(2.0)%
Latin America	6,014	2.1%	8,521	2.6%	(2,507)	(29.4)%
Europe	32,512	11.1%	31,175	9.5%	1,337	4.3%
Middle East	79,730	27.2%	106,410	32.4%	(26,680)	(25.1)%
Africa	20,884	7.1%	20,279	6.2%	605	3.0%
Asia/Pacific	4,096	1.4%	9,124	2.8%	(5,028)	(55.1)%
Total	$292,610	100.0%	$327,980	100.0%	$(35,370)	(10.8)%

Consulting Fee Revenue:

	Nine Months Ended September 30,				Change
	2019		2018		$	%

United States	$100,236	43.2%	$105,239	40.2%	$(5,003)	(4.8)%
Latin America	6,011	2.6%	8,504	3.2%	(2,493)	(29.3)%
Europe	31,073	13.4%	28,673	11.0%	2,400	8.4%
Middle East	71,663	30.9%	95,142	36.3%	(23,479)	(24.7)%
Africa	19,198	8.3%	18,543	7.1%	655	3.5%
Asia/Pacific	3,601	1.6%	5,693	2.2%	(2,092)	(36.7)%
Total	$231,782	100.0%	$261,794	100.0%	$(30,012)	(11.5)%

Total revenue decreased by approximately $35,370 for the nine months ended September 30, 2019 when compared to the same time period in the prior year. CFR was $231,782 and $261,794 of the total revenue for the nine months ended September 30, 2019 and 2018, respectively, which comprised 79.2% and 79.8% of total revenues, respectively. Total revenues decreased approximately $26,680 in the Middle East and $3,097 in the United States due to the winding down of projects and $5,028 in Asia/Pacific due to the winding down of a project largely performed by subcontractors. These decreases were partially offset by an increase in Africa of approximately $605 and Europe of approximately $1,337 due to the addition of new work.

Gross Profit by Geographic Region:

	Nine Months Ended September 30,						Change
	2019			2018			$	%

			% of Total Revenue			% of Total Revenue
United States	$42,904	45.5%	28.7%	$45,912	43.5%	30.1%	$(3,008)	(6.6)%
Latin America	2,171	2.3%	36.1%	3,639	3.4%	42.7%	(1,468)	(40.3)%
Europe	11,806	12.5%	36.3%	10,949	10.3%	35.1%	857	7.8%
Middle East	27,340	28.9%	34.3%	34,140	32.3%	32.1%	(6,800)	(19.9)%
Africa	8,539	9.1%	40.9%	8,168	7.7%	40.3%	371	4.5%
Asia/Pacific	1,562	1.7%	38.1%	2,991	2.8%	32.8%	(1,429)	(47.8)%
Total	$94,322	100.0%	32.2%	$105,799	100.0%	32.3%	$(11,477)	(10.8)%

Gross margin for the nine months ended September 30, 2019 as a percentage of revenue was consistent compared to the same period in the prior year. The change in gross margin as a percentage of revenue from the same period in the previous year in the regions is the result of:

United States

Gross margin as a percentage of total revenue decreased as a result of lower total revenues due to the winding down of projects which was partially offset by a reduction of direct expenses.

Middle East

The gross margin as a percentage of total revenue increased in the Middle East as a result of lower fringe expense in direct expense during the nine months ended September 30, 2019.

Asia/Pacific

The gross margin as a percentage of total revenue increased in Asia/Pacific from the same period in the prior year as a result of less revenue being generated from subcontractors which generally provide a low margin return on projects.

SG&A Expense:

Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased approximately $28,924 when compared to the same period in prior year. This decrease is primarily due to an approximate $7,800 decrease in one-time costs associated with the development and implementation of the Profit Improvement Plan, an approximate $3,500 decrease in costs associated with restatement activities in the prior year period, a decrease of expenses of approximately $2,600 related to the Company's efforts to become timely in its filings with the SEC, a decrease of approximately $3,100 in expense related to a former executive and an approximate $3,600 decrease in indirect labor costs mainly due to staff reductions related to the company’s Profit Improvement Plan. SG&A expenses represented approximately 30.1% and 35.6% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

Interest and Related Financing Fees, net

Interest and related financing fees increased $553 to $4,408, which includes $4,661 in interest expense, net of $252 in interest income, for the nine months ended September 30, 2019 as compared with $3,855 for nine months ended September 30, 2018, which includes $4,128 of interest expense, net of $274 of interest income. This increase relates to higher loan balances on our secured credit facilities with Société Générale throughout the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018.

Other Income, net

During the nine months ended September 30, 2019, $649 of other income was recognized related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development in May 2015, net of other non-operating expenses. We had no activity related to other income, net, during the nine months ended September 30, 2018.

Income Taxes

For the nine months ended September 30, 2019 and 2018, we recognized an income tax expense of $2,248 and $2,928, respectively.

Additionally, we recognized an income tax benefit of $1,343, resulting from adjustments to reconcile the prior year provision amounts to our tax returns filed during the period ended September 30, 2019.

The effective income tax rate for the nine-month periods ended September 30, 2019 and 2018 was 51.2% and (14.4)% , respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2019 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

Net Earnings Attributable to Hill

The net income attributable to Hill International, Inc. for the nine months ended September 30, 2019 was $1,963, or $0.03 per diluted common share based on 56,178 diluted weighted average common shares outstanding, as compared to net loss attributable to Hill International, Inc. for the nine months ended September 30, 2018 of $24,176, or $0.44 per diluted weighted average common shares based upon 54,466 diluted weighted average common shares outstanding. Net income from continuing operations for the nine months ended September 30, 2019 was $2,139, or $0.03 per diluted weighted average common share, compared to a net loss from continuing operations of $23,217, or $0.42 per diluted weighted average common shares, for the nine months ended September 30, 2018.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from November 6, 2019, the date of this report.

At September 30, 2019, our primary sources of liquidity consisted of $17,350 of cash and cash equivalents, of which $16,113 was on deposit in foreign locations, and $2,339 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2019, we had approximately $53,558 of availability under these arrangements.

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

Cash Flows

	Nine Months Ended September 30,
	2019	Change	2018

Net cash provided by (used in) operating activities	$716	$14,842	$(14,126)
Net cash used in investing activities	(2,958)	115	(3,073)
Net cash provided by financing activities	4,465	(16,755)	21,220
Effect of exchange rate changes on cash	(170)	376	(546)
Net increase in cash, cash equivalents and restricted cash	$2,053		$3,475

Operating activities

During the nine months ended September 30, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors and increased collection activity in the Middle East and Africa. For the nine months ended September 30, 2018, cash used in operating activities was primarily the result of the financial statement restatement and restructuring costs that are not expected to reoccur.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash increased from $4,396 at December 31, 2018 to $7,810 at September 30, 2019, primarily due to the issuance of new bonds for projects in the Middle East.

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

Investing activities

During the nine months ended September 30, 2019, cash was used in investing activities for the purchase of fixed assets. The largest portion of these purchases were for costs related to consolidating our corporate headquarters into half the previous space such that we were able to sublease half the space beginning in 2020. For the nine months ended September 30, 2018, cash was primarily used in investing activities for the purchase of fixed assets, as well as the purchase of the additional interest in Hill International Brasil S.A., formerly known as Engineering S.A., increasing the Company's ownership to one hundred percent.

Financing activities

During the nine months ended September 30, 2019, cash provided by financing activities was primarily due to net borrowings under our revolving credit facilities. For the nine months ended September 30, 2018, net cash provided by financing activities was primarily due to the exercise of employee stock options and net borrowings under our revolving credit facilities.

Effect of exchange rate changes on cash

For the nine months ended September 30, 2019 and 2018, the effects of exchange rate changes on cash was primarily caused by a weakening of the Euro and Turkish Lira against the U.S. Dollar.

Backlog

Our backlog represents CFR, which includes management’s estimate of the amount of contracts and awards in-hand that we expect to recognize as CFR in future periods as a component of total revenue. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
September 30, 2019
United States	$387,145	47.1%	$107,946	41.1%
Latin America	16,524	2.0%	5,059	1.9%
Europe	91,845	11.2%	36,693	13.9%
Middle East	244,830	29.8%	84,560	32.1%
Africa	62,617	7.6%	23,920	9.1%
Asia/Pacific	19,263	2.3%	5,020	1.9%
Total	$822,224	100.0%	$263,198	100.0%

December 31, 2018
United States	$429,237	58.0%	$110,012	42.4%
Latin America	22,495	3.0%	11,871	4.6%
Europe	83,974	11.3%	32,489	12.5%
Middle East	116,913	15.9%	71,267	27.5%
Africa	69,941	9.4%	26,710	10.3%
Asia/Pacific	17,713	2.4%	7,134	2.7%
Total	$740,273	100.0%	$259,483	100.0%

At September 30, 2019, our backlog was $822,224 compared to $740,273 at December 31, 2018. The increase was primarily due to the Company being awarded major projects in the Middle East.

Our 2019 year-to-date new CFR bookings of $392,692 equates to a book-to-burn ratio for the quarter ended September 30, 2019 of 169.4%. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $263,198 or 32.0% of the backlog at September 30, 2019, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $95,469 and the backlog of $822,224 at September 30, 2019 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2018 Annual Report on Form 10-K.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2018 Annual Report on Form 10-K (“2018 Form 10-K"), our disclosure controls and procedures were ineffective as of September 30, 2019 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Prior Material Weaknesses

Control Environment

Finance Personnel

The material weakness that the finance organization was not structured with the appropriate resources to provide independent and proactive leadership in the areas of monitoring of controls, disclosure committee controls and reviews, and financial reporting has been remediated. The Company hired a new Chief Financial Officer in November of 2018 experienced at leading financial operations at publicly-held companies. The Finance Leadership Team has new members since this issue was first reported in the December 31, 2016 10-K/A (Amendment No. 2). Comprehensive disclosure controls have been implemented including a Disclosure Questionnaire, establishment of a Disclosure Committee and Disclosure Checklist.

Control Activities

End of Service Benefits

The material weakness that the Company was not reporting End of Service Benefits ("EOSB") for various Middle Eastern countries in accordance with Accounting Standards Codification 715, Compensation - Retirement Benefits, has been remediated. In addition to changes in finance personnel, the Company has engaged third party service providers to analyze the EOSBs and provide guidance for U.S. GAAP compliance since this matter was first reported in the December 31, 2016 10-K/A (Amendment No. 2).

Accounts Receivable Reserves

The material weakness that the Company misapplied U.S. GAAP as it relates to the estimation of the potential loss on the Company’s accounts receivable and related balances has been remediated. This matter was specific to the accounts receivable balances for projects in Libya and was first reported in the December 31, 2014 10-K/A (Amendment No. 2). Controls and processes implemented to address this matter include quarterly review and analysis of aged accounts receivable where management assesses the likelihood of collection based on project status and client history and reserves are established and adjusted as warranted.

On-going Remediation Efforts

We continue to implement various changes in our internal control over financial reporting to remediate the material weaknesses described in our 2018 Form 10-K. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to these material weaknesses throughout the remainder of 2019 and 2020. Management believes that the new personnel, processes and controls that have been designed and implemented provide the foundation for remediation of the remaining material weaknesses. The material weaknesses will be deemed fully remediated when (i) the control processes have been operating effectively for a sufficient period of time and (ii) management testing has reached a successful conclusion. We will continue to review, optimize and enhance our financial reporting controls and procedures as we continue to evaluate and work to improve our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the nine months ended September 30, 2019, and, described in Item 9A of our 2018 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 6, 2019

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 6, 2019