Form 10-K
period 2019-12-31
Hill International, Inc.
filed 2020-03-26
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
Commission file number 001-33961
HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		20-0953973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Commerce Square
2005 Market Street, 17th Floor
Philadelphia,	PA	19103
(Address of principal executive offices)		(Zip Code)
 Registrant’s telephone number, including area code:
(215) 309-7700

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	HIL	New York Stock Exchange

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2019 was approximately $131,650,974. As of March 3, 2020, there were 56,163,111 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2020 Annual Meeting of Stockholders ("2020 Proxy Statement") are incorporated by reference in Part III.

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

Item 1. Business

General

Hill International, Inc., a Delaware corporation organized in 2006, with approximately 2,700 professionals in more than 60 offices worldwide, provides project management, construction management and other consulting services primarily to the building, transportation, environmental, energy and industrial markets. The terms “Hill”, the “Company”, “we”, “us” and “our” refer to Hill International, Inc.

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

The Company provides fee-based project and construction management services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

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

Reporting Segments

The Company operates in a single reporting segment, known as the Project Management Group which provides fee-based construction management services to our clients.

Clients

Our clients consist primarily of the United States federal, state and local governments, other national governments, and the private sector. The following table sets forth our breakdown of revenue attributable to these categories of clients for the years ended December 31, 2019 and 2018:

Revenue By Client Type

	2019		2018
U.S. federal government	$18,967	5.0%	$16,610	3.9%
U.S. state, regional and local governments	124,504	33.1%	136,904	31.9%
Foreign governments	91,683	24.4%	117,361	27.4%
Private sector	141,283	37.5%	157,804	36.8%
Total	$376,437	100.0%	$428,679	100.0%

For the years ended December 31, 2019 and 2018, revenue from U.S. and foreign government contracts represented approximately 62.5% and 63.2% of our total revenue, respectively.

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2019 and 2018:

	2019	2018
Largest client	3.8%	6.0%
2nd largest client	3.6%	5.0%
3rd largest client	3.4%	4.0%
4th largest client	3.1%	3.0%
5th largest client	2.6%	3.0%
Top 5 largest clients	16.5%	21.0%

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

The price provisions of our client contracts can be grouped into two broad categories: time and materials and fixed price. Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Under fixed price contracts, the Company’s clients pay an agreed upon amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. See Note 4 - Revenue from Contracts with Clients in Part II item 8 "Financial Statements and Supplementary Data," in this Form 10-K for more information.

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

Backlog

We believe an important indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in-hand that we expect to recognize as CFR in future periods as a component of total revenue. Beginning with the year ended December 31, 2019, we excluded backlog from indefinite delivery/indefinite quantity ("ID/IQ") contracts in circumstances where the work has not yet been approved by the client. ID/IQ contracts require us to deliver an indefinite amount of service over a pre-determined period of time. Estimated future CFR from ID/IQ contracts is only included in our total backlog if the work has been approved starting in 2019, whereas prior year backlog included estimated CFR from all ID/IQ contracts. Our backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

Our backlog is important to us in anticipating and planning for our operational needs. Backlog is not a measure defined in U.S. generally accepted accounting principles ("U.S. GAAP"), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog.

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur.  Further, substantially all of our contracts with our clients may be terminated at-will, in which case the client would only be obligated to us for services provided through the termination date.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future CFR.

The following tables show our backlog by geographic region as of December 31, 2019 and 2018:

	Total Backlog		12-Month Backlog
As of December 31, 2019
United States	$371,205	45.8%	$103,503	42.0%
Latin America	16,351	2.0%	5,068	2.1%
Europe	90,134	11.1%	35,000	14.2%
Middle East	229,373	28.3%	74,846	30.2%
Africa	86,203	10.6%	22,574	9.2%
Asia/Pacific	17,995	2.2%	5,563	2.3%
Total	$811,261	100.0%	$246,554	100.0%

	Total Backlog		12-Month Backlog
As of December 31, 2018
United States	$429,237	58.0%	110,012	42.4%
Latin America	22,495	3.0%	11,871	4.6%
Europe	83,974	11.3%	32,489	12.5%
Middle East	116,913	15.9%	71,267	27.5%
Africa	69,941	9.4%	26,710	10.3%
Asia/Pacific	17,713	2.4%	7,134	2.7%
Total	$740,273	100.0%	$259,483	100.0%

At December 31, 2019, our backlog was $811,261, compared to $740,273 at December 31, 2018. The increase in backlog is primarily due to the Company being awarded major projects in the Middle East and Africa. Of the total backlog at December 31, 2019, we estimate that 30.4% will be recognized as CFR over the next twelve months based on the backlog table above.

Our 2019 CFR net bookings of $379,608, which excludes cancellations, reductions in contract amounts and other adjustments, equates to a book-to-burn ratio for the year ended December 31, 2019 of 123.0%. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time, and management believes that this measure is useful to investors for the same reason.

Our remaining performance obligations represent the aggregate transaction price of executed contracts for projects partially completed or not yet started as of the end of the reporting period. The difference between the remaining performance obligations of $113,592, as described further in Note 4 - Revenue from Contracts with Clients in our consolidated financial statements, and the backlog of $811,261 at December 31, 2019 is due to the backlog including the full value of client contracts billed on a T&M basis, which contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2019, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP, Turner Construction Co., HNTB, and Dar Group.

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

Executive Officers

Name	Age	Position
Raouf S. Ghali	58	Chief Executive Officer
Michael V. Griffin	66	Regional President, Americas
William H. Dengler, Jr.	53	Executive Vice President and Chief Administrative Officer
Todd Weintraub	56	Chief Financial Officer
Abdo E. Kardous	60	Regional President, Middle East
J. Charles Levergood	58	Senior Vice President of Business Development, Americas

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

J. CHARLES LEVERGOOD is our Senior Vice President of Business Development, Americas. Mr. Levergood brings 32 years of experience in strategic business development, marketing and sales, consulting services, and construction management for multi-billion-dollar pursuits. Prior to joining Hill, he worked for 13 years at Jacobs Engineering Group in a variety of positions, most recently as Vice President of Mega Sales and Global Strategy for Jacobs’ Global Buildings and Infrastructure group. Mr. Levergood also served as Vice President with Parsons Brinckerhoff and earlier as Director of Marketing with HNTB. Mr. Levergood earned his B.S.C.E. in Civil Engineering from Bucknell University and his M.S.C.E. in Civil Engineering from Purdue University. He is a registered professional engineer in Indiana, Maryland, Virginia, and the District of Columbia.

Employees

At December 31, 2019, we had (in ones) 2,718 professionals. Of these professionals, 2,621 worked in our Project Management Group and 97 worked in our Corporate offices. Our personnel included 2,337 full-time employees, 128 part-time employees, 213 independent external contractors and 40 external contractors provided by third-party agencies. We are not a party to any collective bargaining agreements.

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

Our inability to win profitable government contracts could harm our operations and adversely affect our net earnings. Government contracts are typically awarded through a heavily regulated procurement process. Some government contracts are awarded to multiple competitors, causing increases in overall competition and pricing pressure. In turn, the competition and pricing pressure may require us to make sustained post-award efforts to reduce costs under these contracts. If we are not successful in reducing the amount of costs, our profitability on these contracts may be negatively impacted. In addition, some of our federal government contracts require U.S. government security clearances. If we, or certain of our personnel, were to lose these security clearances, our ability to continue performance of these contracts or to win new contracts requiring such clearances may be negatively impacted.

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

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time projects are scaled back or canceled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receive. A portion of our backlog contains estimated revenue from ID/IQ contracts, in which, beginning with the year ended December 31, 2019, we only include backlog for work that has been approved by the client. Prior to 2019, estimated revenue from all ID/IQ contracts were included in our backlog. We cannot provide any assurance that we will in fact be awarded the maximum amount of such contracts.

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

The project management business is highly competitive and, if we fail to compete effectively, we may miss new business opportunities or lose existing clients and our revenues may decline.

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

The decision made in the British referendum of June 23, 2016 to leave the European Union, commonly referred to as "Brexit," has led to volatility in the financial markets of the United Kingdom and more broadly across Europe and may also lead to weakening in consumer, corporate and financial confidence in such markets. On January 31, 2020, the United Kingdom ceased to be a member state of the European Union. As of that date, the United Kingdom entered a transitional period with the European Union, which is expected to continue through December 31, 2020. During this transitional period, the United Kingdom retains access to the E.U. single market and customs union and the United Kingdom and European Union are expected to attempt to negotiate various aspects of their future relationship following the transitional period, including a free trade deal.

The long-term effects of Brexit will depend on the agreements or arrangements between the United Kingdom and the European Union, and the extent to which the United Kingdom retains access to E.U. markets both during and after the transitional period. The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. To the extent our accounts receivable are denominated in British Pounds, we may be subject to increased risks related to currency exchange rates.

In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate. Brexit could also have a destabilizing effect if other E.U. member states were to consider the option of leaving the European Union. For these reasons, the United Kingdom's exit from the European Union could have adverse consequences on our business, financial condition and results of operations.

New legal requirements in connection with climate change could adversely affect our operating results.

Our business and results of operations could be adversely affected by the passage of new climate change, defense, environmental, infrastructure and other laws, policies and regulations. Growing concerns about climate change and greenhouse gases, such as those adopted under the United Nations COP-21 Paris Agreement or the EPA Clean Power Plan, may result in the imposition of additional environmental regulations for our clients' projects in the buildings, transportation, environmental, energy and industrial markets worldwide. For example, legislation, international protocols, regulation or other restrictions on emissions regulations could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our clients.

The coronavirus outbreak could impact our international operations and results of operations.

Our business and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the recent outbreak of the respiratory illness caused by a coronavirus strain first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ and subcontractors’ ability to travel, as well as temporary closures of the facilities and areas where we perform our work. Any disruption of current projects, including effects on the supply chain on which our projects depend, could adversely impact our business and results of operations which could also lead to a loss of clients, as well as competitive or business harm. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our services, including the award of future projects, and could impact our results of operations.

Risks Related to Ownership of Our Common Stock

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Annual Report on Form 10-K, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2019.

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

As of March 3, 2020, there were 56,163 shares of our common stock outstanding. An additional 1,879 shares of our common stock may be issued upon the exercise of options held by employees, management and directors and an additional . We also have the authority, as determined by our Board of Directors, to issue up to 1,000 shares of preferred stock and additional options to purchase 2,842 shares of our common stock without stockholder approval. Future issuances or sales of our preferred stock or common stock could have an adverse effect on the market price of our common stock.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.                   Properties

Our executive office is an operating lease currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. In addition to our executive offices, we have approximately 80 operating leases for office facilities throughout the world.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are as follows:

United States	Europe	Africa
Boston, MA	Amsterdam, Netherlands	Algiers, Algeria
Cleveland, OH	Athens, Greece	Cairo, Egypt
Columbus, OH	Belgrade, Serbia	Casablanca, Morocco
East Hartford, CT	Bucharest, Romania	Tripoli, Libya
Houston, TX	Frankfurt, Germany
Irvine, CA	Istanbul, Turkey	Asia/Pacific
Irving, TX	Lisbon, Portugal	Gurgaon, India
Jacksonville, FL	Madrid, Spain	Hong Kong, China
Miami, FL	Pristina, Kosovo	Mumbai, India
New York, NY	Warsaw, Poland
New Orleans, LA	Wroclaw, Poland	Latin America
Ontario, CA		Mexico City, Mexico
Orlando, FL	Middle East	Sao Paulo, Brazil
Philadelphia, PA (Headquarters)	Abu Dhabi, UAE
Phoenix, AZ	Baghdad, Iraq
Pittsburgh, PA	Doha, Qatar
San Francisco, CA	Dubai, UAE
San Jose, CA	Jeddah, Saudi Arabia
Seattle, WA	Kabul, Afghanistan
Spokane, WA	Manama, Bahrain
Toledo, OH	Muscat, Oman
Woodbridge, NJ	Riyadh, Saudi Arabia
Washington, DC

Item 3.                   Legal Proceedings

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The Company is awaiting the Court's decision.

SEC Investigation

In September 2017, the Board appointed a special committee of independent directors (the “Special Committee”) to conduct a review of the need for, and causes of, the restatement of the Company’s financial statements. The review was performed with the assistance of independent outside counsel and was completed in April 2018. The review discovered facts that indicated certain former employees of the Company violated Company policies related to accounting for foreign currency exchange transactions. The Company self-reported these facts to the staff of the SEC in April 2018 and received a subpoena from the SEC in June 2018 and a second subpoena from the SEC in September 2019. Throughout the SEC’s investigation, the Company cooperated with the SEC.

The Company settled with the SEC on February 3, 2020, without admitting or denying any of the SEC’s allegations, to resolve the SEC's investigation by entering into a court-approved Consent Judgment to the effect that: (1) the Company agreed to not violate (and was enjoined from violating) Section 17(a)(2) and (3) of the Securities Act of 1933 and Sections 13(a) (and the relevant rules thereunder), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934; and (2) the Company paid a penalty of $500 to the SEC.

Loss on Performance Bond

The Company is often required to provide a Performance Guarantee to our clients on projects. The guarantees provide monetary compensation to the client should we fail to perform our obligations under the contract. Some of these Performance Guarantees are unconditional in that the client can request and receive payment at any time, for any reason. Historically, payments have not been unconditionally claimed from our clients. Performance Guarantee claims made by clients could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, such payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report from the panel of experts was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgement to be issued on April 21, 2020.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the trading symbol “HIL.”

Stockholders

As of December 31, 2019, there were approximately 60 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As of December 31, 2019 there were approximately 2,145 beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

None.

Item 6.      Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the other sections of this report, including the Financial Statements and Supplementary Data, contained in Part II, Item 8 of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in Part I, “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A.“Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits. We also provide services under fixed price contracts or T&M contracts with a cap.

The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both total revenue and direct expense. CFR refers to our revenue, excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

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

Selling, general and administrative expenses consist primarily of personnel costs that are not billable and corporate or regional costs such as sales, business development, proposals, operations, finance, human resources, legal, marketing, management and administration.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements areas that are particularly significant are discussed below and are further described in Note 3 - Summary of Significant Accounting Policies to the Company's consolidated financial statements. We believe our assumptions are reasonable and appropriate, however, actual results may be materially different than estimated.

Revenue Recognition

We generate revenue primarily from providing professional services to our clients under various types of contracts. We evaluate contractual arrangements to determine how to recognize revenue. Below is a description of the basic types of contracts from which we may earn revenue:

Time and Materials Contracts

Under the T&M arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic T&M, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus a margin contracts.

The majority of our contracts are for consulting projects where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus a margin contracts, we charge our clients for our costs, plus a fixed fee or rate.

Under T&M contracts with a cap value, we charge our clients for time and materials based upon the work performed, subject to a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, we estimate the total contract price in accordance with the variable consideration guidelines and only include consideration we expect to receive. When we expect to reach the cap value, we generally renegotiate the contract or cease work when the maximum contract value is reached. We continue to work if it is probable that the contract will be extended. We only include consideration on contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If we continue to work and are uncertain that a contract change order will be processed, the variable consideration will be constrained until it is probable that the contract will be renegotiated. We are only entitled to consideration for the work we have performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, our clients pay an agreed amount negotiated in advance for a specified scope of work. We are guaranteed to receive the consideration to the extent that we deliver under the contract. We recognize revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the client. We assess contracts quarterly and will recognize any expected future loss before actually incurring the loss. When we expect to reach the total consideration under the contract, we begin to negotiate a change order.

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

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector), historical contract performance, historical collection and delinquency trends, client credit worthiness, and general economic and political conditions.  At December 31, 2019 and 2018, the allowance for doubtful accounts was $59,131 and $71,277, respectively. The allowance for doubtful accounts balance included approximately $32,864 and $42,092 related to our receivables in Libya at December 31, 2019 and 2018, respectively. See note 5 Accounts Receivable of the Company's consolidated financial statements.

Goodwill and Acquired Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. We test goodwill annually for impairment during the third fiscal quarter. To determine the fair value of our reporting unit, we use the discounted cash flow, the public company and the quoted price methods, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the period over which cash flows will occur, and determination of the weighted average cost of capital, among other things. Based on the valuation as of July 1, 2019, the fair value of the Company exceeded its carrying value. Changes in these estimates and assumptions could materially affect our determination of fair value and/or goodwill impairment. Changes in future market conditions, our business strategy, or other factors could impact upon the future value of our project management operations, which could result in future impairment charges.

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

Share-Based Compensation

We use the Black-Scholes option-pricing model to measure the estimated fair value of any share-based compensation award when the fair value of such award is not readily determinable, which generally applies to options issued to purchase the Company’s common stock, but may also include restricted stock units, deferred stock units and common stock if the fair value cannot be determined. Option-pricing valuation models require the input of highly subjective assumptions. Once the fair value of the award is determined, the value is recognized as share-based compensation expense and is recognized over the service period on a straight-line basis or when the conditions of the award have been met.

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

2019 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,
	2019	2018
Income Statement Data:
Consulting fee revenue	$308,620	$337,244
Reimbursable expenses	67,817	91,435
Total revenue	$376,437	$428,679
Direct expenses	249,587	291,805
Gross profit	126,850	136,874
Selling, general and administrative expenses	111,124	154,221
Plus: Share of profit of equity method affiliates	2,601	4,322
Less: Loss on performance bond	—	7,938
Operating profit (loss)	18,327	(20,963)
Interest and related financing fees, net	5,795	5,310
Other income, net	613	—
Income (loss) before income taxes	13,145	(26,273)
Income tax (benefit) expense	(1,109)	4,239
Income (loss) from continuing operations	14,254	(30,512)
Loss from discontinued operations	—	(863)
Net earnings (loss)	14,254	(31,375)
Less: net income - noncontrolling interests	170	86
Net income (loss) attributable to Hill International, Inc.	$14,084	$(31,461)

Results of Operations

Year Ended December 31, 2019 Compared to
Year Ended December 31, 2018

Total Revenue:

	2019		2018		Change
United States	$192,572	51.2%	$205,149	47.9%	$(12,577)	(6.1)%
Latin America	7,570	2.0%	11,503	2.7%	(3,933)	(34.2)%
Europe	43,488	11.6%	41,259	9.6%	2,229	5.4%
Middle East	99,528	26.4%	133,690	31.2%	(34,162)	(25.6)%
Africa	27,880	7.4%	26,600	6.2%	1,280	4.8%
Asia/Pacific	5,399	1.4%	10,478	2.4%	(5,079)	(48.5)%
Total	$376,437	100.0%	$428,679	100.0%	$(52,242)	(12.2)%

Consulting Fee Revenue:

	2019		2018		Change
United States	$133,426	43.2%	$137,109	40.6%	$(3,683)	(2.7)%
Latin America	7,566	2.5%	11,484	3.4%	(3,918)	(34.1)%
Europe	41,305	13.4%	38,411	11.4%	2,894	7.5%
Middle East	96,009	31.1%	118,616	35.2%	(22,607)	(19.1)%
Africa	25,572	8.3%	24,699	7.3%	873	3.5%
Asia/Pacific	4,742	1.5%	6,925	2.1%	(2,183)	(31.5)%
Total	$308,620	100.0%	$337,244	100.0%	$(28,624)	(8.5)%

Total revenue decreased approximately $52,242 for the twelve months ended December 31, 2019 when compared to the same time period in the prior year. CFR was $308,620 and $337,244 of the total revenue for the twelve months ended December 31, 2019 and 2018, respectively, which was approximately 82.0% and 78.7% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the twelve months ended December 31, 2019 compared to the same period in 2018 was primarily due to the following:

United States:

The decrease in total revenue in the United States is primarily due to decreases in the Northeast and Western regions. The Northeast region of the United States had a decrease in revenue of approximately $5,000 from the prior year. This was primarily due to an approximate $13,900 decrease from projects winding down and $2,500 from work that ended in 2018. These decreases were partially offset by $7,400 in new work acquired and approximately $4,000 of increased work on existing projects. The Western region of the United States had a decrease in revenue of approximately $8,000 from the prior year. This was primarily due to slowdowns on several large projects of approximately $14,200, partially offset by new business and increased work on existing projects.

Latin America

The decrease in total revenue in Latin America is primarily due to the completion of projects in Brazil and Mexico, without replacing them with new work, resulting in lower revenues of approximately $1,400 and $2,000, respectively

Middle East:

The decrease in revenue in the Middle East is primarily due to a number of projects being completed and/or winding down during 2019 in the United Arab Emirates, Oman and Qatar of approximately $28,800 in total. These decreases were partially offset by new work throughout the region, including an airport project in Qatar, and increased fees due to additional positions on a project in the United Arab Emirates.

Asia/Pacific:

The decrease in revenue in Asia/Pacific is primarily due to the completion of a major project in Afghanistan, which was approximately $2,900.

Gross Profit:

	2019			2018			Change
			% of CFR			% of CFR
United States	$58,147	45.9%	43.6%	60,237	44.0%	43.9%	$(2,090)	(3.5)%
Latin America	2,833	2.2%	37.4%	4,799	3.5%	41.8%	(1,966)	(41.0)%
Europe	15,928	12.6%	38.6%	15,083	11.0%	39.3%	845	5.6%
Middle East	36,776	29.0%	38.3%	42,229	30.9%	35.6%	(5,453)	(12.9)%
Africa	11,095	8.7%	43.4%	10,997	8.0%	44.5%	98	0.9%
Asia/Pacific	2,071	1.6%	43.7%	3,529	2.6%	51.0%	(1,458)	(41.3)%
Total	$126,850	100.0%	41.1%	136,874	100.0%	40.6%	$(10,024)	(7.3)%

The change in gross margin as a percentage of CFR for the twelve months ended December 31, 2019 compared to the same period in 2018 was primarily due to the following:

Lain America

The gross margin as a percent of CFR in Latin America decreased due to direct labor decreasing less than the corresponding decrease in CFR as a result of the completion of higher margin projects.

Asia/Pacific

The gross margin as a percent of CFR in Asia/Pacific decreased due to the completion of work on a large project in Afghanistan, which provided higher margins than the remaining projects in the region.

Selling, General and Administrative Expenses:

The decrease in selling, general and administrative expenses from 2018 to 2019 was primarily due to 2018 containing significant costs related to our profit improvement plan and restatement of approximately $19,800. We believe these costs are largely behind us and will have a minimal impact going forward. Our selling, general and administrative expense for 2018 excluding these items, on a pro-forma basis, would have been approximately $120 million. This estimate excludes any gain or loss on foreign exchange activity. We believe this level of selling, general and administrative costs is sustainable going forward.

Also, we received a payment during the fourth quarter of more than $9,400 against the approximately $42,000 outstanding accounts receivable that we had been owed from the Organization for the Development of Administrative Centres ("ODAC"), an agency of the Libyan national government, which we had previously fully reserved. Upon receiving payment, the reserve was reversed in the amount received, which decreased the bad debt expense for the year.

In addition, foreign exchange expense decreased approximately $6,700 from 2018 to 2019 primarily due to currency fluctuations in the Euro, Turkish Lira and Brazilian Real.

Interest and related financing fees, net

Interest and related financing fees, net, include interest expense of $6,082, net of $287 in interest income, and interest expense of $5,642, net of $333 in interest income, respectively for the years ended December 31, 2019 and 2018, which is a result of higher weighted-average amounts outstanding on our secured revolving credit facilities with Société Générale throughout the year ended December 31, 2019.

Income Taxes

The effective income tax rates for 2019, and 2018 were (8.4)% and (16.1)% respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate, for the year ended December 31, 2019, primarily due to benefits recognized from provision to return adjustments and the reversal of an outstanding tax accrual related to the Claims Construction Group sale. This is partially offset by additional uncertain tax position accruals, as well as additional increases in our valuation allowances.

The Company’s effective tax rate, for the year ended December 31, 2018 differs from the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to net operating losses in certain jurisdictions, differences in statutory tax rates between foreign and U.S. jurisdictions, and certain expenses not allowed as deductions under statutory tax rules.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. We consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance.

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

At December 31, 2019 and 2018, our primary sources of liquidity consisted of $15,915 and $18,711 in cash and cash equivalents, respectively, of which $15,260 and $17,184 was on deposit in foreign locations, respectively, and $14,735 and $3,880 of available borrowing capacity under our various credit facilities, respectively. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2019 and 2018, we had approximately $50,779 and $68,946 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us with some restrictions and tax implications.

We believe that we have sufficient liquidity to support the reasonably anticipated cash needs of our operations over the next twelve months from the date of this filing.

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

Cash Flows

	Years ended December 31,
	2019	2018	Change

Net cash provided by (used in) operating activities	$9,979	$(25,897)	$35,876
Net cash used in investing activities	(3,936)	(3,072)	(864)
Net cash (used in) provided by financing activities	(4,931)	21,427	(26,358)
Effect of foreign exchange rate changes on cash	763	3,729	(2,966)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,875	$(3,813)	$5,688

Operating Activities

The increase in cash from operations during 2019 was primarily due to non-recurring costs incurred in 2018 related to our profit improvement plan and our financial restatement. Also during 2018, there was a payment of a performance bond of approximately $7,938 as discussed in Part I, Item 3, "Legal Proceedings". In addition, during 2019 we recovered amounts due from a client in Libya in the amount of $9,652 as discussed in Note 5 - Accounts Receivable.

Cash held in restricted accounts is primarily collateral for the issuance of performance and advance payment bonds, letters of credit and escrow and was $9,067 and $4,396 at December 31, 2019 and 2018, respectively. The increase is primarily due to additional performance bonds issued on new projects in the Middle East and Asia.

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

Investing Activities

During 2019 and 2018, cash was used in investing activities primarily for the purchase of fixed assets. Fixed asset purchases in 2019 include leasehold improvements at our Philadelphia office to consolidate space and sublease our unused floor. In addition, cash during 2018 was used in investing activities for the purchase of the final interests in Engineering S.A. in Brazil.

Financing Activities

Net cash used in financing activities during 2019 was due to the net paydowns on revolving debt of $4,065 and term loans of $1,060. Net cash provided by financing activities during 2018 was primarily from $10,609 of net borrowings on revolving loans and $11,720 of proceeds from stock issued due to the exercise of stock option during the year.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" hereof.

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

Off-Balance Sheet Arrangements

The following table provides information with respect to off-balance sheet arrangements with domestic and foreign banks for the issuance of performance bonds, advance payment guarantees and other letters of credit that are scheduled to expire in 2020 and beyond. The total amount of these arrangements in the following table includes amounts issued in various foreign currencies and are based on the foreign currency exchange rates as of December 31, 2019, where applicable.

	Total (1)	2020	2021-2022	2023-2024	2025 and later
Performance bonds (2)(5)	$52,927	$39,549	$8,103	$3,711	$1,564
Advance payment guarantee (2)	13,732	6,719	5,285	1,279	449
Bid or tender bonds (3)(5)	4,823	4,587	25	—	211
Other (4)	3,115	2,424	124	—	567
	$74,597	$53,279	$13,537	$4,990	$2,791

(1)
At December 31, 2019, the Company had provided cash collateral amounting to $9,067 for certain of these items. That collateral is reflected in restricted cash on the consolidated balance sheet. See Note 14 - Commitments and Contingencies to our consolidated financial statements for further information regarding these arrangements.

(2)	Represents guarantee of service performance bonds and advance payments through domestic and international banks required under certain client contracts.

(3)	Represents tender and bid bonds issued through international banks as part of the bidding process for new work to assure our client that we will enter into the service contract.

(4)
Includes a $435.0 rental bond for a tenant improvement obligation we will be required to fund as part of our arrangement with the sublessee for a portion of our space in our Corporate Headquarters. The sublease agreement was executed during the year ended December 31, 2018, but has not yet commenced as of the year ended December 31, 2019.

(5)	Includes off-balance sheet arrangements with open-ended expiration dates.

Contractual Obligations

The following table reflects contractual debt obligations under our notes payable and credit facilities, fees paid on our off-balance sheet arrangements and minimum cash rental payments due for our operating lease obligations over the next five years and thereafter as of December 31, 2019:

	Total	2020	2021-2022	2023-2024	2025 and thereafter
Principal and repayment of notes payable and credit facilities (1)	$42,942	$1,792	$12,594	$28,399	$157
Interest expense on notes payable and credit facilities (2) (5)	11,488	3,794	6,645	1,044	5
Fees paid on off-balance sheet arrangements (3) (5)	1,859	846	687	314	12
Operating lease obligations (4) (5)	27,672	6,946	9,622	6,172	4,932
	$83,961	$13,378	$29,548	$35,929	$5,106

(1)
Reduced by the amortization of deferred financing costs related to our term loan debt. Balances due partially include amounts payable in various foreign currencies and are reflected based on foreign currency exchange rates as of December 31, 2019, where applicable.

(2)
Estimated using the weighted average effective interest rates as of December 31, 2019 on our notes payable and credit facilities. Includes the amortization of deferred financing costs related to our term loan and revolving credit facilities.

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

(5)	Amounts presented are partially payable in various foreign currencies and are based on the average foreign currency exchange rates for the month ended December 31, 2019.

The liability for unrecognized tax benefits is not included in the table above due to the subjective nature of the costs and timing of anticipated payments.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hill International, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Hill International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 26, 2020 expressed an adverse opinion.
Change in accounting principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
Philadelphia, Pennsylvania
March 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hill International, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hill International, Inc. (a Delaware corporation) and subsidiaries) (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•	Revenue Recognition - The Company failed to:

◦	consistently use the input method to measure progress toward satisfaction of the performance obligation for long-term customer contracts (e.g., fixed fee, lump sum, or maximum contract value).

◦	design controls to ensure the proper set-up of contract information in the system. This contract information is used in the revenue recognition process.

◦	design controls over the review and approval of manual billings

•
Journal Entries - The Company did not design and implement policies, procedures and controls to ensure that journal entries were properly approved. This included the lack of proper segregation of duties within the system between the preparer and approver of journal entries.

•	Vendor Approval - The Company did not design policies, procedures and controls to ensure that vendors were properly reviewed, approved and set-up within the system.

•
Foreign Currency Transactions - The Company did not maintain effective controls over the accurate preparation, recording, and review of foreign currency related transactions in accordance with ASC 830, Foreign Currency Matters.

•
Access & Segregation of Duties - The Company did not maintain effective controls over certain information technology systems and processes that are relevant to the preparation of the consolidated financial statements.

•	Monitoring & Review - The Company did not maintain effective monitoring and review activities including the timely assessment of control design gaps and their impact to the control environment.

•
Financial Reporting - The Company did not design, implement, and maintain effective documented U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures.

•	Income Tax Provision and Uncertain Tax Positions - The Company did not maintain effective controls over its income tax provision and related balance sheet accounts.

•	Cash Flow - The Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement in accordance with ASC 230, Statement of Cash Flows.

•	Aggregation of Deficiencies - The Company had deficiencies which were aggregated to create a material weakness:

◦	Intercompany balances were not appropriately recorded and paired within the system, nor were the intercompany accounts appropriately reconciled on a timely and continuing basis.

◦	The Company did not properly account for its investment in joint ventures, as required under ASC 323, Equity Method and Joint Ventures.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 26, 2020 which expressed an unqualified opinion on those financial statements.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hill International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hill International, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We served as the Company’s auditor from 2010 to 2018.

EISNERAMPER LLP
Iselin, New Jersey
March 29, 2019

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$15,915	$18,711
Cash - restricted	4,666	2,945
Accounts receivable, net	103,892	117,469
Accounts receivable - affiliates, net	18,776	19,261
Current portion of retainage receivable	16,459	18,397
Prepaid expenses and other current assets	9,340	5,554
Income taxes receivable	2,256	758
Total current assets	171,304	183,095
Property and equipment, net	11,895	10,787
Cash - restricted, net of current portion	4,401	1,451
Operating lease right-of-use assets	17,451	—
Retainage receivable	5,695	5,895
Acquired intangibles, net	232	1,316
Goodwill	48,024	48,869
Investments	1,711	3,015
Deferred income tax assets	3,800	4,521
Other assets	5,038	5,820
Total assets	$269,551	$264,769
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$1,792	$3,364
Accounts payable and accrued expenses	65,172	80,036
Income taxes payable	3,152	8,826
Current portion of deferred revenue	10,773	11,169
Current portion of operating lease liabilities	5,736	—
Other current liabilities	4,876	5,644
Total current liabilities	91,501	109,039
Notes payable and long-term debt, net of current maturities	41,150	44,587
Retainage payable	1,551	927
Deferred income tax liabilities	419	418
Deferred revenue	3,041	5,105
Non-current operating lease liabilities	17,030	—
Other liabilities	4,631	10,248
Total liabilities	159,323	170,324
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,708 and 62,181 shares issued at December 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	212,759	210,084
Accumulated deficit	(71,360)	(85,444)
Accumulated other comprehensive loss	(3,817)	(2,575)
Treasury stock of 6,546 at December 31, 2019 and 2018	(28,231)	(28,231)
Hill International, Inc. share of equity	109,357	93,840
Noncontrolling interests	871	605
Total equity	110,228	94,445
Total liabilities and stockholders’ equity	$269,551	$264,769

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
Consulting fee revenue	$308,620	$337,244
Reimbursable expenses	67,817	91,435
Total revenue	376,437	428,679
Direct expenses	249,587	291,805
Gross profit	126,850	136,874
Selling, general and administrative expenses	111,124	154,221
Plus: Share of profit of equity method affiliates	2,601	4,322
Less: Loss on performance bond	—	7,938
Operating profit (loss)	18,327	(20,963)
Interest and related financing fees, net	5,795	5,310
Plus: Other income, net	613	—
Income (loss) before income taxes	13,145	(26,273)
Income tax (benefit) expense	(1,109)	4,239
Income (loss) from continuing operations	14,254	(30,512)
Discontinued operations:
Loss from discontinued operations	—	(863)
Gain on disposal of discontinued operations, net of tax	—	—
Total (loss) earnings from discontinued operations	—	(863)
Net income (loss)	14,254	(31,375)
Less: net income - noncontrolling interests	170	86
Net income (loss) attributable to Hill International, Inc.	$14,084	$(31,461)

Basic income (loss) per common share from continuing operations - Hill International, Inc.	$0.25	$(0.56)
Basic loss per common share from discontinued operations	—	(0.01)
Basic income (loss) per common share - Hill International, Inc.	$0.25	$(0.57)
Basic weighted average common shares outstanding	56,280	54,769

Diluted income (loss) per common share from continuing operations - Hill International, Inc.	$0.25	$(0.56)
Diluted loss per common share from discontinued operations	—	(0.01)
Diluted income (loss) per common share - Hill International, Inc.	$0.25	$(0.57)
Diluted weighted average common shares outstanding	56,280	54,769

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2019	2018
Net income (loss)	$14,254	$(31,375)
Foreign currency translation adjustments, net of tax	(1,146)	983
Comprehensive income (loss)	13,108	(30,392)
Less: Comprehensive income (loss) attributable to noncontrolling interests	266	(367)
Comprehensive income (loss) attributable to Hill International, Inc.	$12,842	$(30,025)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2019 and 2018
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount
Balance - December 31, 2017	59,389	$6	$197,104	$(53,983)	$(4,011)	6,977	$(30,041)	$109,075	$1,595	$110,670
Net (loss) earnings	—	—	—	(31,461)	—	—	—	(31,461)	86	(31,375)
Other comprehensive earnings (loss)	—	—	—	—	1,436	—	—	1,436	(453)	983
Shares issued to Board of Directors	30	—	—	—	—	—	—	—	—	—
Share-based compensation expense (1)	263	—	2,303	—	—	—	—	2,303	—	2,303
Shares issued under employee stock purchase plan(2)	43	—	144	—	—	—	—	144	—	144
Exercise of stock options	2,386	—	9,708	—	—	(467)	2,012	11,720	—	11,720
Cashless exercise of stock options	70	—	202	—	—	36	(202)	—	—	—
Acquisition of additional interest in ESA	—	—	(122)	—	—	—	—	(122)	(623)	(745)
Reversal of accrual for portion of ESA put option	—	—	745	—	—	—	—	745	—	745
Balance - December 31, 2018	62,181	6	210,084	(85,444)	(2,575)	6,546	(28,231)	93,840	605	94,445
Net (loss) earnings	—	—	—	14,084	—	—	—	14,084	170	14,254
Other comprehensive earnings (loss)	—	—	—	—	(1,242)	—	—	(1,242)	96	(1,146)
Shares issued to Board of Directors	128	—	—	—	—	—	—	—	—	—
Share-based compensation expense	322	—	2,514	—	—	—	—	2,514	—	2,514
Shares issued under employee stock purchase plan(2)	77	—	161	—	—	—	—	161	—	161
Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228

(1) Includes $681 for issuance of shares related to share-based compensation expense previously recognized during the year ended December 31, 2017 (Note 11 - Share-Based Compensation).
(2) Excludes $33 of proceeds received during the year ended December 31, 2019 related to the Employee Stock Purchase Plan ("ESPP") stock issued and recognized at December 31, 2018.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$14,254	$(31,375)
Loss from discontinued operations	—	863
Income (loss) from continuing operations	14,254	(30,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,824	5,430
Recovery of bad debts	(11,360)	(196)
Amortization of deferred loan fees	715	710
Deferred tax benefit	751	(1,509)
Share-based compensation	2,514	1,622
Operating lease right-of use assets	3,899	—
Unrealized foreign exchange (gains) losses on inter-company balances	(905)	6,022
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	27,315	14,627
Accounts receivable - affiliates	485	827
Prepaid expenses and other current assets	(3,792)	2,140
Income taxes receivable	(1,504)	547
Retainage receivable	200	(2,051)
Other assets	(164)	139
Accounts payable and accrued expenses	(14,934)	(5,169)
Income taxes payable	(5,703)	(7,611)
Deferred revenue	(2,554)	(4,876)
Operating lease liabilities	(4,630)	—
Other current liabilities	124	(1,935)
Retainage payable	624	338
Other liabilities	820	(3,577)
Net cash provided by (used in) continuing operations	9,979	(25,034)
Net cash used in discontinued operations	—	(863)
Net cash provided by (used in) operating activities	9,979	(25,897)
Cash flows from investing activities:
Purchase of additional interest in ESA	—	(745)
Payments for purchase of property and equipment	(3,936)	(2,327)
Net cash used in investing activities	(3,936)	(3,072)
Cash flows from financing activities:
Payments on term loans	(1,060)	(990)
Proceeds from revolving loans	37,296	71,218
Repayment of revolving loans	(41,361)	(60,609)
Proceeds from stock issued under employee stock purchase plan	194	88
Proceeds from exercise of stock options	—	11,720
Net cash (used in) provided by financing activities	(4,931)	21,427
Effect of foreign exchange rate changes on cash	763	3,729
Net increase (decrease) in cash, cash equivalents and restricted cash	1,875	(3,813)
Cash, cash equivalents and restricted cash — beginning of year	23,107	26,920
Cash, cash equivalents and restricted cash — end of year	$24,982	$23,107

	Years Ended December 31,
	2019	2018
Supplemental disclosures of cash flow information:
Interest and related financing fees paid	$5,347	$4,927
Income taxes paid	4,821	12,397
Increase in additional paid-in capital from issuance of shares of common stock from cashless exercise of stock options	—	202
Cash paid for amounts included in the measurement of lease liabilities(1)	8,164	—
Right-of-use assets obtained in exchange for operating lease liabilities(1)	21,351	—
(1) Amounts relate to the Company's adoption of the new accounting guidance for leases, as described in Note 3 Summary of Significant Accounting Policies, for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — The Company

Hill International, Inc. (including, as required by its context, its subsidiaries, “Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. The Company had approximately 2,700 professionals in more than 60 offices worldwide as of December 31, 2019.

The Company was incorporated on June 28, 2006 upon merging with Arpeggio Acquisition Corp in the state of Delaware. Prior to the merger, Arpeggio Acquisition Corp. completed its final public offering on June 30, 2004. Hill's common stock is traded on the NYSE under the trading symbol “HIL.”

All amounts included in the following Notes to the Consolidated Financial Statements are in thousands, except per share data.

Note 2 - Liquidity

The Company's principal sources of liquidity consisted of cash and cash equivalents of $15,915 and $18,711 at December 31, 2019 and 2018, respectively; available borrowing capacity of $9,052 under the Company's domestic revolving credit facility with Société Générale at December 31, 2019, there was no available borrowing capacity under this facility at December 31, 2018; available borrowing capacity under the Company's international revolving credit facility with Société Générale of $3,145 and $2,951 at December 31, 2019 and 2018, respectively; and available borrowing capacity under other foreign credit agreements of $2,538 and $928 at December 31, 2019 and 2018, respectively. Additional information regarding the Company's credit facilities is set forth in Note 10 - Notes Payable and Long-Term Debt.

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

Construction Claims Group Sale

On December 20, 2016, the Company and its subsidiary Hill International N.V. (“Hill N.V.” and, collectively with the Company, the “Sellers”) entered into a Stock Purchase Agreement (as amended on May 3, 2017, the “Sale Agreement”) with Liberty Mergeco, Inc. (the “US Purchaser”) and Liberty Bidco UK Limited (the “UK Purchaser” and, collectively with the US Purchaser, the “Purchasers”) pursuant to which the Purchasers were to acquire the Construction Claims Group by the US Purchaser’s acquisition of all of the stock of Hill International Consulting, Inc. from the Company and the UK Purchaser’s acquisition of all of the stock of Hill International Consulting B.V. from Hill N.V. The Construction Claims Group sale closed on May 5, 2017. For a detailed description of the transaction, see "Note 5 Discontinued Operations" in the Company's 2018 Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on April 1, 2019.

During the twelve months ended December 31, 2018, the Company incurred a loss of $863 related to residual accounting and legal fees related to the Constructions Claims Group Sale.

Reclassification

A reclassification was made in the presentation of the consolidated statements of operations for the twelve months ended December 31, 2018 for $6,183 related to the Middle East vacation expense. The expense was reclassified from direct expense to selling, general and administrative expenses to conform to current year presentation.

Another reclassification was made in the presentation of the consolidated statements of cash flow for the twelve months ended December 31, 2018. Net borrowings on revolving loans previously reported as $10,609 was broken out between repayments of revolving loans and proceeds from revolving loans of $(60,609) and $71,218, respectively, to conform to current year presentation.

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

The Company's Consolidated Statement of Operations for the year ended December 31, 2018 reflects a change in the presentation of revenue. Total revenue of $428,679 for the year ended December 31, 2018 was broken out between consulting fee revenue ("CFR") and reimbursable expenses to conform to current year presentation. CFR is the revenue, excluding reimbursable costs. The Company believes that CFR is an important measure because it represents the revenue on which gross profit is earned.

Other Income, net

During the twelve months ended December 31, 2019, the Company recognized $613 of income in Other Income, net, related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development (the "PADCED") in May 2015 (the "Grant"), net of $100 of expense related to other non-operating activity. The Grant was used as part of the relocation of Hill's corporate headquarters to the city of Philadelphia where partial or full repayment of the Grant is required if specific conditions were not met, which included maintaining a minimum number of employees throughout 2018, among other conditions, with the possibility of extension at the PADCED's discretion. In July 2019, the PADCED concluded that the Company is required to repay $351 of the Grant since the Company failed to meet its employment commitment; however, the PADCED granted a one-year extension for the Company to meet such commitment through June 30, 2020. The repayment amount is included in other current liabilities in the consolidated balance sheets.

(b)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity titled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in selling, general and administrative expenses in the consolidated statements of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned and permanent equity has been elected, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

(c)                                  Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the revenue and expenses reported for the periods covered by the financial statements and certain amounts disclosed in the accompanying notes to the consolidated financial statements. Actual results could differ significantly from those estimates and assumptions. The estimates affecting the consolidated financial statements that are particularly significant include revenue recognition, allocation of purchase price to acquired intangibles and goodwill, fair value of contingent consideration, recoverability of long-lived assets, income taxes, allowance for doubtful accounts, right-of-use assets, operating lease liabilities and commitments and contingencies.

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

Non-financial assets and liabilities, such as goodwill and long lived assets that are initially recorded at fair value, will be assessed for impairment, if deemed necessary. Additional information related to the Company's impairment assessment of these assets are included in paragraphs (k) Long-Lived Assets and (l) Goodwill below.

See paragraph below (s) Share-Based Compensation, to be read in conjunction with Note 11 Share-Based Compensation, for information related to certain share-based compensation awards that require the Company to estimate the fair value of such award when the value cannot be measured at the time of the grant.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	2019	2018
Cash and cash equivalents	$15,915	$18,711
Cash - restricted	4,666	2,945
Cash - restricted, net of current portion	4,401	1,451
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$24,982	$23,107

(g)                                 Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable.

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

No single client contributed 10% or more to revenue for the years ended December 31, 2019 and 2018.

The following table presents the number of clients comprised of 10% or more of the Company's billed accounts receivable:

	December 31,
	2019	2018
Number of 10% clients	1	1
Percentage of billed accounts receivable	14%	17%

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

During the year ended December 31, 2019, the Company recorded an impairment loss of $563, which is in selling, general and administrative expenses on the consolidated statements of operations and in depreciation and amortization on the consolidated statements of cash flows. The impairment related to the Company's 2015 acquisition of one of its current subsidiaries, IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"), which is based out of the Company's office in Turkey. The Company's consolidated balance sheet included an intangible asset related to IMS for client relationships prior to the impairment. In addition to the decline in the intangible asset's carrying value as a result of the Company's exposure to foreign exchange losses, the Company assessed that the client relationships that were in-place at the time of the intangible asset's initial fair value measurement no longer had any value at December 31, 2019. There were no impairment losses during the year ended December 31, 2018.

(l)                                    Goodwill

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. The Company tests goodwill annually for impairment during the third quarter. To determine the fair value of our reporting unit, we use the discounted cash flow, the public company and the quoted price methods, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. The Company performed its annual impairment test effective July 1, 2019. Based on the valuation as of July 1, 2019, the fair value of the Company substantially exceeded its carrying value. The Company determined that no impairment existed at December 31, 2019 and December 31, 2018. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

The Company will, in the ordinary course of business, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received.  The Company’s investments at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
RAMPED Metro Joint Venture (1)(3)	$527	$651
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	1,096	2,219
Other (3)	88	145
	$1,711	$3,015

(1)	The Company has a 45.0% interest in this joint venture, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.

(2)
The Company has a 5.7% interest in Concessia, Cartera y Gestion de Infrastructuras S.A. ("Concessia"), an entity which invests in the equity of companies that finance, construct and operate various public and private infrastructure projects in Spain. The practicability exception to fair value measurement was elected due to the fact that there is no readily determinable fair value for this investment. Therefore, the investment is measured at-cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. There have been no impairments of and no observable price changes in the investment. At December 31, 2019, the Company's investment balance decreased from December 31, 2018 due to the partial return of the Company's initial investment based on Concessia's decision to reduce capital. This resulted in a proportional reduction of shares owned by each of Concessia's shareholders, therefore each shareholders' percentage of ownership did not change.

(3)	Includes investments accounted for under the equity method of accounting.

(n)    Deferred Financing Costs, Net

Net deferred financing costs include debt discount and debt issuance costs associated with obtaining commitments for financing transactions. Deferred financing costs related to revolving-debt arrangements are reflected in other assets in the consolidated balance sheets and are amortized on a straight-line basis over the term of the loan. Deferred financing costs related to any term debt that requires scheduled repayments are recorded as a direct deduction from the Company's notes payable and other long-term debt and are amortized over the term of the respective financing agreement using the effective interest method. The amortization of such costs are included in interest expense on the accompanying consolidated statements of operations.

Unamortized deferred financing costs are expensed if the associated debt is refinanced or repaid before the maturity.

(o)                                 Deferred Revenue

In certain instances, the Company may collect advance payments from clients for future services. These payments are reflected as deferred revenue in the Company’s consolidated balance sheets. As the services are performed, the Company reduces the balance and recognizes revenue.

(p)                                 Deferred Rent

The Company adopted Accounting Standards Update ("ASU") 2016-2, Leases (Topic 842) on January 1, 2019, which required the Company to recognize lease assets and operating lease liabilities on the Company's consolidated balance sheet for all leases with estimated lease terms of more than one year. See further detail under Recently Adopted Accounting Pronouncements regarding leases accounted for under this standard.

Leases with estimated lease terms of less than one year or arrangements where the Company subleases real estate to a third party were not accounted for under ASU 2016-2. Such leases remained accounted for under the previous Accounting Standards Codification ("ASC") 840, Leases. The lease expense is recognized on a straight-line basis over the lease term and any differences between the rent paid under the terms of the lease and the straight-line rent expense is recorded as a deferred rent liability. At December 31, 2019 and 2018, deferred rent was $2 and $3,250, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheets. The decrease was as a result of the adoption of ASU 2016-2.

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

See, "Note 4 - Revenue from Contracts with Clients" for more detail regarding how the Company recognizes revenue under each of its contractual arrangements.

(s)                                   Share-Based Compensation

For compensation issued under equity-classified awards, the Company uses the Black-Scholes option-pricing model to measure the estimated fair value of any share-based compensation award when the fair value of the award is not readily determinable, which generally applies to options issued to purchase the Company’s common stock, but may also include restricted stock units, deferred stock units and common stock if the fair value cannot be determined. Option-pricing valuation models require the input of highly subjective assumptions.

Once the fair value of the award is determined, the value is recognized as share-based compensation expense and is recognized over the service period on a straight-line basis or when the conditions of the award have been met. Forfeitures reduce compensation expense in the period they occur. The Company’s policy is to primarily use newly issued shares to satisfy the exercise of stock options.

Any liability-classified awards are recorded at fair value based on the closing stock price of the Company's common stock and are re-measured each period until settlement of the award.

See Note - 11 Share-Based Compensation for more detail.

(t)                                   Advertising Costs

Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses in the Company's consolidated statement of operations. These costs incurred were as follows:

Years Ended December 31,
2019	2018
$229	$312

(u)                                    Earnings (loss) per Share ("EPS")

Basic earnings (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share includes the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method and any other unvested share-based compensation awards, if dilutive.

Stock options, deferred stock and restricted stock units totaling 2,376 and 2,642 shares of the Company’s common stock were not included in the calculation of diluted common shares outstanding for the years ended December 31, 2019 and 2018, respectively, because they were anti-dilutive.

The following table provides a reconciliation to net income (loss) used in the numerator for loss per share from continuing operations attributable to Hill:

	Years Ended December 31,
	2019	2018
Income (loss) from continuing operations	$14,254	$(30,512)
Less: net earnings - noncontrolling interest	170	86
Net income (loss) from continuing operations attributable to Hill International, Inc.	$14,084	$(30,598)

Basic weighted average common shares outstanding	56,280	54,769
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	—	—
Diluted weighted average shares common outstanding	56,280	54,769

Basic and diluted net income (loss) per share from continuing operations - Hill International, Inc.	$0.25	$(0.56)

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

The Company elected to adopt the guidance using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. The Company elected the package of transition practical expedients for existing leases and therefore the Company has not reassessed the following: lease classification for existing leases, whether any existing contracts contained leases, if any initial direct costs were incurred and whether existing land easements should be accounted for as leases. The Company did not apply the hindsight practical expedient, accordingly, the Company did not use hindsight in its assessment of lease terms. As permitted under ASU 2016-2, the Company elected as accounting policy elections to not recognize ROU assets and related lease liabilities for leases with terms of twelve months or less and to not separate lease and non-lease components, and instead account for the non-lease components together with the lease components as a single lease component.

In connection with the adoption of the new standard, the Company recorded $16,500 of operating lease right of use assets and $22,841 of operating lease liabilities as of January 1, 2019. See Note 15 for additional information and required disclosures.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments.  The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  This ASU will be effective for the Company commencing January 1, 2022. The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements and but does not expect this update to have a material impact on the Company's consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606, specifically when the collaborative arrangement participant is a client in the context of a unit-of-account. It provides more comparability in the presentation of revenues for certain transactions between collaborative arrangement participants, including adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. The Company is currently determining the impact that adoption of this guidance will have on the financial statements.

Note 4 — Revenue from Contracts with Clients

The Company recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus a margin contracts, the Company charges its clients for its costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

Fixed Price Contracts

Under fixed price contracts, the Company’s clients pay an agreed amount negotiated in advance for a specified scope of work. The Company is guaranteed to receive the consideration to the extent that the Company delivers under the contract. The Company recognizes revenue over a period of time on fixed price contracts using the input method based upon direct costs incurred to date, which are compared to total projected direct costs. Costs are the most relevant measure to determine the transfer of the service to the client. The Company assesses contracts quarterly and will recognize any expected future loss before actually incurring the loss. When the Company is expecting to reach the total value under the contract, the Company will begin to negotiate a change order.

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

Disaggregation of Revenues

The Company has one operating segment, the Project Management Group, which reflects how the Company is being managed. Additional information related to the Company’s operating segment is provided in Note 17 - Segment and Related Information. The Project Management Group provides extensive construction and project management services to construction owners worldwide. The Company considered the type of client, type of contract and geography for disaggregation of revenue. The Company determined that disaggregating by (1) contract type; and (2) geography would provide the most meaningful information to understand the nature, amount, timing, and uncertainty of its revenues. The type of client does not influence the Company’s revenue generation. Ultimately, the Company is supplying the same services of program management, project management, construction management, project management oversight, troubled project turnaround, staff augmentation, project labor agreement consulting, commissioning, estimating and cost management, labor compliance services and facilities management services. The Company’s contracts are generally long term contracts that are either based upon time and materials incurred or provide for a fixed price. The contract type will determine the level of risk in the contract related to revenue recognition. For purposes of disaggregation of revenue, the contract types have been grouped into: (1) Fixed Price - which include fixed price projects; and, (2) T&M - which include T&M contracts, T&M with a cap and cost plus contracts. The geography of the contracts will depict the level of global economic factors in relation to revenue recognition.

The components of the Company’s revenue by contract type and geographic region for the twelve months ended December 31, 2019 and 2018:

	Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2018
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$17,974	$174,598	$192,572	51.2%	13,186	191,963	205,149	47.9%
Latin America	7,568	2	7,570	2.0%	7,993	3,510	11,503	2.7%
Europe	23,536	19,952	43,488	11.6%	19,581	21,678	41,259	9.6%
Middle East	30,264	69,264	99,528	26.4%	55,477	78,213	133,690	31.2%
Africa	1,492	26,388	27,880	7.4%	1,590	25,010	26,600	6.2%
Asia/Pacific	1,659	3,740	5,399	1.4%	5,100	5,378	10,478	2.4%
Total	$82,493	$293,944	$376,437	100.0%	102,927	325,752	428,679	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the twelve months ended December 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of the period was $14,156 and $15,965, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of December 31, 2019 and 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $113,592 and $97,725, respectively. During the following 12 months, approximately 60% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets, are as follows:

	December 31,
Accounts Receivable	2019	2018
Billed (1)	$132,339	$155,540
Unbilled (2)	30,026	32,546
	$162,365	$188,086
Allowance for doubtful accounts (3)	(58,473)	(70,617)
Accounts Receivable, net	$103,892	$117,469

Accounts Receivable - Affiliates
Billed	$12,546	$16,748
Unbilled (2)	6,888	3,173
	$19,434	$19,921
Allowance for doubtful accounts (3)	(658)	(660)
Accounts Receivable - Affiliates, net	$18,776	$19,261
(1) Includes $32,864 and $42,092 related to amounts due from a client in Libya as of December 31, 2019 and 2018, respectively.
(2) Amount is net of unbilled reserves.
(3) See Schedule II-Valuation and Qualifying Accounts for breakdown of allowance for doubtful accounts for amounts added/(recovered), net of charge-offs for amounts determined to be uncollectible, for the years ended December 31, 2019 and 2018.

Unbilled receivables primarily represent revenue earned on contracts that the Company is contractually precluded from billing until predetermined future dates.

The Company determines its allowance for doubtful accounts based on the aging of amounts that have been billed to-date, the client's history, credit, concentration and current economic changes. The allowance for doubtful accounts is reviewed at a minimum on a quarterly basis and adjustments are recorded as deemed necessary.

During the years ended December 31, 2019 and 2018, the Company recovered amounts due from a client in Libya of $9,652 and $4,100, respectively. The amount recovered during the year ended December 31, 2018 included the client's payment of taxes made on the Company's behalf to the Libyan government which, in return, the Company reduced the client's outstanding accounts receivable balance for the amount paid in the year ended December 31, 2018. The client's accounts receivable balance had been reserved for in the Company's allowance for doubtful accounts in previous years, which were reversed as a result of the receipt of the payments.

Bad debt recoveries of $8,426 and $196 are included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively.

The following table shows the activity in the allowance for doubtful accounts for the year ended December 31, 2019:

Allowance for doubtful accounts at December 31, 2018	$(71,277)
Write-off of receivables	1,813
Recoveries of previously reserved receivables	18,143
Additions to allowance for uncollectible receivables	(7,422)
Other	(388)
Allowance for doubtful accounts at December 31, 2019	$(59,131)

Note 6 — Property and Equipment

The components of property and equipment are as follows:

	December 31,
	2019	2018
Furniture and equipment	$10,608	$10,259
Leasehold improvements	10,977	8,587
Automobiles	1,334	1,381
Computer equipment and software	29,285	28,630
	52,204	48,857
Less accumulated depreciation and amortization	(40,309)	(38,070)
Property and equipment, net	$11,895	$10,787

The Company's depreciation expense for the related balances were recorded as follows to the Company's consolidated statements of operations:

	Years Ended December 31,
	2019	2018

Total depreciation expense	$2,810	$3,379

Portion charged to direct expenses	$856	$764

Portion charged to selling, general and administrative expense	$1,954	$2,616

Note 7 — Intangible Assets

The following table represents acquired intangible assets as a result of the Company's acquisition history and the client contracts that were attained at the time of the acquisition:

	December 31,
	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$1,080	$848	$4,591	$3,275

Total	$1,080	$848	$4,591	$3,275

Intangible assets, net	$232		$1,316

The Company's client relationships intangible assets are amortized over the estimated life of ten years.

Amortization expense related to these intangible assets of $1,014 and $2,051 for the years ended December 31, 2019 and 2018, respectively, includes an impairment loss of $563 for the year ended December 31, 2019, and is reflected in selling, general and administrative expenses on the Company's consolidated statements of operations. This client relationship intangible asset related to the Company's 2015 acquisition of one of its current subsidiaries, IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"), which is based out of the Company's office in Turkey. The Company's consolidated balance sheet included an intangible asset related to IMS for client relationships prior to the impairment. In addition to the decline in the intangible asset's carrying value as a result of the Company's exposure to foreign exchange losses, the Company assessed that the client relationships that were in-place at the time of the intangible asset's initial fair value measurement no longer had any value at December 31, 2019

The following table presents the estimated amortization expense based on our remaining intangible assets for the next five years:

Estimated (1)
Amortization
Years Ending December 31,	Expense
2020	$79
2021	51
2022	51
2023	51
2024	—

(1) The estimated amortization expense is calculated based on the average foreign currency exchange rates for the month ended December 31, 2019, as applicable.

Note 8 — Goodwill

The following table summarizes the changes in the carrying value of goodwill:

Balance, December 31, 2017	$52,658
Translation adjustments (1)	(3,789)
Balance, December 31, 2018	48,869
Translation adjustments (1)	(845)
Balance, December 31, 2019	$48,024

(1) The translation adjustments are calculated based on the foreign currency exchange rates as of December 31, 2019 and 2018.

The Company performed its annual impairment test effective July 1, 2019 and noted no impairment. Based on the valuation as of July 1, 2019, the fair value of the Company substantially exceeded its carrying value. The Company also determined that no impairment existed at December 31, 2019 and December 31, 2018. In the future, the Company will continue to perform the annual test during its third quarter unless events or circumstances indicate an impairment may have occurred before that time.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions, including decreases in stock price and market capitalization, could materially affect the determination of fair value and/or conclusions on goodwill impairment.  As a result of recent events, including market volatility and the impact on the global economy, it is as least reasonably possible that changes in one or more of those assumptions could result in impairment of our goodwill in future periods.

Note 9 — Accounts Payable and Accrued Expenses

The table below reflects the Company's breakdown of the amounts in accounts payable and other accrued expenses by cost category as of the periods presented below:

	December 31,
	2019	2018
Accounts payable	$22,102	$30,005
Accrued payroll and related expenses	28,874	28,915
Accrued subcontractor fees	9,405	13,447
Accrued agency fees	239	237
Accrued legal and professional fees	2,169	2,277
Other accrued expenses (1)	2,383	5,155
	$65,172	$80,036
(1) Includes amounts payable of $3,870 related to the Company's Profit Improvement Plan as of December 31, 2018. There were no such payables at December 31, 2019.
(2) Based on changes in estimates and facts and circumstances, during 2019 the Company recorded reversals of agency fees and other accrued expenses in the amount of $2,242 and has presented this amount as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2019.

Note 10 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.92%	7.62%	$29,250	$29,550
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility	05/04/2022	Variable	6.27%	6.31%	9,400	14,400
Hill International N.V. - Société Générale International Revolving Credit Facility	05/04/2022	Variable	4.16%	N/A	2,302	—
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (2)	04/18/2020	Variable	5.81%	5.58%	593	2,461
Hill International Brasil S.A. - Revolving Credit Facility (3)	04/30/2020	Fixed	3.24%	3.35%	498	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(4)	12/31/2021	Fixed	2.21%	2.17%	1,054	1,594
Hill International Spain SA - IberCaja Banco. S.A. (4)	12/31/2019	Variable	N/A	3.41%	—	198
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.75%	486	542
Total notes payable and long-term debt, gross					$43,583	$48,745
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(641)	(794)
Notes payable and long-term debt					$42,942	$47,951
Current portion of notes payable					1,972	3,538
Current portion of unamortized debt discount and deferred financing costs					(180)	(174)
Current maturities of notes payable and long-term debt					$1,792	$3,364
Notes payable and long-term debt, net of current maturities					41,150	44,587
(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through December 31, 2019 since the loan origination or modification date.
(2) Credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review by the bank in April. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. The balances outstanding are reflected in U.S. dollars based on the conversion rates from the United Arab Emirates Dirham ("AED") as of December 31, 2019 and 2018.
(3) The unsecured Hill International Brasil S.A. revolving credit facilities were previously held with two banks in Brazil under four separate arrangements and were subject to automatic renewal on a monthly basis. In October 2018, three of the credit facilities were not renewed. The Company had no availability under the remaining credit facility as of December 31, 2019. The balance outstanding is reflected in U.S. dollars based on the conversion rates from Brazilian Real as of December 31, 2019.
(4) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of December 31, 2019 and 2018, accordingly.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2%. The Company was in compliance with this financial covenant calculation as of December 31, 2019.

The U.S. Credit Facilities are guaranteed by certain U.S. subsidiaries of the Company, and the International Revolver is guaranteed by the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

2017 Term Loan Facility

The Company has the right to prepay the 2017 Term Loan Facility in full or in part at any time without premium or penalty (except customary breakage costs). The Company is required to make certain mandatory prepayments, without premium or penalty (except customary breakage costs), including (i) net proceeds of any issuance or incurrence of indebtedness by the Company after the closing, (ii) with net proceeds from certain asset sales outside the ordinary course of business, and (iii) with 50.00% of the excess cash flow for each fiscal year of the Company commencing with the first full fiscal year ending after closing (which percentage would be reduced to 25.00% if the Consolidated Net Leverage Ratio is equal to or less than 2.0 to 1.00).

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

The unamortized debt issuance costs of $1,317 and $1,879 are included in other assets in the Company's consolidated balance sheets at December 31, 2019 and December 31, 2018, respectively.

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

The amounts available under the Domestic Revolving Credit Facility is subject to a borrowing base that is equal to 85.0% of the difference between (x) the aggregate amount of Eligible Domestic Receivables as of the immediately preceding calendar month and (y) the Dilution Reserve (the "Reserve"), which is equal to 1.0% of (x), not to exceed the $25,000 maximum capacity. The Reserve may be adjusted from time to time based on the most recently delivered collateral audit performed by the Agent and such percentage shall be in effect for the next succeeding twelve months and thereafter under the percentage is reset, however, the

Reserve may not be reset more frequently than once a year. The amounts under the International Revolving Credit Facility is also subject to a borrowing base equal to (i) 85.0% of the aggregate amount of the Eligible International Receivables as of the last day of the fiscal quarter, plus 10.0% of the aggregate amount of the Eligible International Receivables as of the last day of the fiscal quarter.

At December 31, 2019, the Company had $6,548 of outstanding letters of credit, which resulted in $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility based on the Company's borrowing capacity of $25,000. At December 31, 2019, the Company had $2,232 of outstanding letters of credit and $3,145 of available borrowing capacity under the International Revolving Credit Facility, based on the Company's borrowing capacity of $7,679.

At December 31, 2019, contractually scheduled maturities of current and long-term debt, net of the amortization of the deferred financing costs related to the 2017 Term Loan Facility, were as follows:

Years Ending December 31,	Total Scheduled Maturities (1)
2020	$1,792
2021	711
2022	11,883
2023	28,331
2024	68
Thereafter	157
Total	$42,942
(1) Amounts are estimated based on the foreign currency exchange rates as of December 31, 2019, where applicable.

Other Financing Arrangements

On May 1, 2019, subsequent to the maturity of the Company's previous commercial premium financing arrangement in February 28, 2019 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,032. The terms of the arrangement include a $258 down payment, followed by monthly payments to be made over an eleven month period at a 4.57% interest rate through March 31, 2020.

As of December 31, 2019 and 2018, the balances payable to AFCO for these arrangements were $768 and $474 and is reflected in other current liabilities on the Company's consolidated balance sheets.

Note 11 — Share-Based Compensation

The Company provides for equity-based incentives under its 2017 Equity Compensation Plan (the "2017 Plan") to eligible participants under the 2017 Plan, which includes employees, non-employee directors, officers, advisors, consultants or other personnel of the Company (the "Participants"). The 2017 Plan covers 4,250 shares of the Company's common stock and may be awarded to Participants in the form of the Company's common stock, stock options, including stock appreciation rights, restricted stock, deferred stock units ("DSU"), restricted stock units ("RSU"), dividend equivalents rights and other forms of equity-based awards.

A portion of the stock options or other equity units outstanding during the year ended December 31, 2019 may include those issued under the Company's previous equity compensation plans (the 2006 Employee Stock Purchase Plan and 2009 Non-Employee Director Stock Grant Plan) as reported in the Company's Annual Report on Form 10-K. Future grants are no longer available under these plans.

The Company records share-based compensation expense based on the fair value of the equity award grants, as described further below. Share-based compensation expense is included in selling, general and administrative expenses in the Company's consolidated statements of operation.

The following table summarizes the total share-based compensation expense as follows:

	Years Ended December 31,
	2019	2018
Restricted stock units	$472	$—
Deferred stock units	664	756
Stock options	434	445
Common stock (1)	916	399
Common stock issued under the 2008 Employee Stock Purchase Plan	28	22
Total	$2,514	$1,622
(1) The year ended December 31, 2019 includes common stock issued for the Company's Profit Improvement Plan. The year ended December 31, 2018 includes common stock issued to the Company's Interim Chief Executive Officer ("ICEO"), as described below.

The unrecognized costs related to these equity units, excluding employee stock options (summarized separately below) was $1,183 and $61, which are expected to be recognized over a weighted-average period of 2.1 and 3.0 years at December 31, 2019 and 2018, respectively.

The following table summarizes the activity related to the equity units, excluding employee stock options (summarized separately below), issued by the Company for the years ended December 31, 2019 and 2018:

	Number of RSU's	RSU Weighted Average Issue Price	Number of DSU's	DSU Weighted Average Issue Price
Unvested, December 31, 2017	—	$—	—	$—
Outstanding, Granted	—	—	265	3.05
Forfeited	—	—	—	—
Vested	—	—	(245)	3.05
Unvested, December 31, 2018	—	—	20	3.05
Granted	485	3.22	254	2.74
Forfeited	(21)	3.23	—	—
Vested	—	—	(240)	2.73
Unvested, December 31, 2019	464	$3.22	34	$3.11

RSU's

RSU's issued entitle each Participant to receive one unit of common stock upon vesting. RSU's awarded by the Company may be subject to vesting conditions that are contingent upon time and performance, depending on the terms of the RSU award.

Time-Vested RSU's

During the twelve months ended December 31, 2019, the Company granted certain key employees and executive officers RSU's under the 2017 Plans that will vest annually over a three-year period on the anniversary date of the grant date, contingent upon their employment with the Company at each vesting date. Any unvested time-based RSU's will be forfeited if the Participant is no longer employed by the Company at any vesting date over the three-year term and the related expense will be adjusted for amounts related to the unvested RSU's. The value of these RSU awards was determined based on the Company's closing stock price at the grant date and is being recorded on a straight-line basis over the three-year term. No time-vested RSU's were awarded during the twelve months ended December 31, 2018.

Performance-Vested RSU's

For RSU awards contingent upon performance conditions, the Company will assess if the pre-defined performance condition(s) is achievable based on the terms within each RSU award agreement. If achievable, the Company may also be required to estimate the number of RSU's subject to vest if different levels of the performance conditions are specified within the award agreement. The fair value of the RSU award is based on the Company closing stock price on the date of the grant, if specified within the award agreement. If the RSU grant value is indeterminable at the time of the grant, the Company will use the Black-Scholes option-pricing model to estimate the fair value of the award (additional information related to the Black-Scholes option-pricing model is detailed below under '2006 Employee Stock Option Plan'). The Company will continue to assess the fair value of the RSU award periodically until final determination.

During the twelve months ended December 31, 2019, the Company granted certain key employees and executive officers performance-based RSU's, where vesting is contingent upon the Company's achievement of an earnings-based performance target for at least one of the years included during the three-year term. The number of RSU's that could vest range from 50.0% to 200.0% of the number RSU's included in the grant. If such target is met, the RSU's will vest on the anniversary date following the year that the condition has been met. Common stock will be issued for each vested RSU on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the Participant is no longer employed by the Company prior to the vesting date in which the performance target is met. The Participant is still entitled to the vested RSU's if they separate from the Company before the three-year anniversary grant date. The fair value of the grants is based on the closing price of the Company's stock at the grant date. As of December 31, 2019, the target for the initial year during the three-year term had not been met and, accordingly, the Company did not record any share-based compensation expense for these RSU's.

During the year ended December 31, 2018, certain employees under the Company's executive management team were awarded RSU's that are subject to cliff vesting on the three year anniversary of the award date. Such awards will vest on the conditions that the Participant remains employed with the Company during the three-year period until the cliff vesting date and that the performance target based on the annual growth rate of the Company's EPS is achieved. The number of RSU's that may be granted are also subject to performance-level ranges that range from 5.0% to 15.0% of the RSU's granted. The fair value of the award is based upon the Company's closing stock price at the grant date. However, at December 31, 2019 and 2018, the Company estimated that the minimum conditions would not be achieved and therefore, no share-based compensation expense was recorded for these RSU's.

DSU's

DSU's issued entitle the Participant to receive one share of the Company's common stock for each vested DSU upon separation from the Company. The fair value of these awards is measured based on the number of DSU's awarded in the terms of the award agreement and the closing price of the DSU grant date. The Company recognizes share-based compensation on a straight-line basis over the term specified in the DSU agreement. Any unvested DSU's will be forfeited upon termination of employment or services from the Company prior to the vesting date. Share-based compensation expense is adjusted accordingly based on the forfeiture terms that are stipulated in the DSU agreement.

DSU's awards that have been granted to the Hill's executive officers and other key employees are time-vesting. The DSU's vest over a three-year term at each anniversary of the DSU grant date at 33.3% per annum. The Company will adjust the share-based compensation expense for any forfeited DSU's if the Participant leaves prior to the last installment of the vesting period.

The Company's non-employee board of directors (the "Board") receive DSU grants for their equity-based portion of their annual service retainer at initial election to the Board and at each annual stockholder meeting during their term of service. At their election, the Board can also receive additional DSU's in lieu of the cash portion of their annual retainer. DSU's issued to the Board are only subject to forfeiture if their departure from the Company is due to termination with cause and, otherwise, will vest. Therefore, the Company recognizes the full fair value of the award at the date of the grant. The fair value of the DSU's are determined based on the Company's stock closing price on the grant date and the number of DSU's awarded in the award agreement.

Employee Stock Option

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2019 and 2018 and the assumptions used to estimate the fair value:

	December 31,
	2019	2018
Average expected life (years)	3.50	N/A *
Forfeiture range	—%	N/A *
Weighted average forfeiture rate	0.0%	N/A *
Dividends	0.0%	N/A *
Volatility range	49.4%	N/A *
Weighted average volatility	49.4%	N/A *
Range of risk-free interest rates	1.9%	N/A *
Weighted average risk-free interest rate	1.9%	N/A *
Weighted average fair value at grant date	$0.88	N/A *

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2019 and 2018 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	7,062	$4.45
Granted	716	4.98
Exercised	(518)	3.84
Expired	(813)	5.22
Forfeited	(349)	4.49
Outstanding, December 31, 2017	6,098	4.45
Granted	—	—
Exercised	(2,924)	4.08
Expired	(940)	5.75
Forfeited	(291)	4.67
Outstanding, December 31, 2018	1,943	4.36
Granted	500	3.13
Exercised	—	—
Expired	(564)	4.53
Forfeited	—	—
Outstanding, December 31, 2019	1,879	$3.98	2.90	$1,555
Exercisable, December 31, 2019	1,005	$4.25	1.85	$1,091

The aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2019.  At December 31, 2019, the weighted average exercise price of the outstanding options was $3.98 and the closing stock price was $3.16.

The weighted average characteristics of outstanding stock options by exercise price at December 31, 2019 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2019	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2019	Weighted Average Remaining Contractual Life (in years)
$3.12	5	0.60	5	0.60
3.13	500	4.45	—	0.00
3.67	263	0.06	263	0.06
4.00	250	3.26	150	3.26
4.03	225	2.08	180	2.08
4.31	13	3.45	8	3.45
4.46	25	3.77	15	3.77
4.65	348	4.19	139	4.19
4.84	12	0.61	13	0.61
4.90	5	2.59	4	2.59
4.95	221	1.19	221	1.19
5.17	12	3.45	8	3.45
	1,879	2.90	1,006	1.85

At December 31, 2019, total unrecognized compensation cost related to non-vested options was $875 which will be recognized over the remaining weighted-average service period of 2.90 years.

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP") covers 2,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During the years ended December 31, 2019 and 2018, the Company received aggregate ESPP proceeds of $161 for 77 of the Company's shares and $144 for 43 of the Company's shares, respectively.

Other Common Stock Issued

On May 10, 2017, the Company's Board of Directors approved a monthly grant of Company stock valued at $80 per month to the ICEO during his term of service which ended on September 30, 2018. At the end of each month during this period, the ICEO was entitled to $80 worth of Company stock based on the closing price of the Company's common stock on the last trading day of the month. The ICEO accumulated approximately 138 shares during the year ended December 31, 2018, for such service compensation, accumulating 236 shares in total. The Company recorded compensation expense of $399 for the year ended December 31, 2018 related to his services. The total shares earned was delivered to the ICEO on his last day of service.

Note 12 — Stockholders’ Equity

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

On June 17, 2016, the remaining three minority shareholders exercised their ESA Put Option claiming a value of BRL 8,656 (approximately $2,670) at December 31, 2016. The Company accrued the liability in other current liabilities and adjusted additional paid-in capital in the consolidated balance sheet at December 31, 2016. The transaction was finalized during 2017 with agreement from the minority shareholders to a reduced total payment of BRL 6,084 (approximately $1,893), at which time the Company revised its previous estimate and recorded a reduction to the liability and increase to additional paid in capital. In November 2017, the Company settled with one minority shareholder, acquiring their remaining interest in ESA. The Company reflected such acquisition of additional interest in ESA in its consolidated balance sheet at December 31, 2017. In February 2018, the Company settled with the two remaining minority shareholders acquiring their remaining interests in ESA, which increased the Company's ownership to 100% of ESA.

Cashless Exercise of Stock Options

During 2018, certain officers exercised 70 options with an exercise price of $2.89 through the Company.  The Company withheld 36 shares as payment for the options and placed those shares in treasury. The officers received 34 shares from these transactions. There were no such exercises during the year ended December 31, 2019.

Note 13 - Income Taxes

The effective tax rates for the years ended December 31, 2019 and 2018 were (8.4)% and (16.1)%, respectively. For the year ended December 31, 2019, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to benefits recognized from provision to return adjustments and the reversal of an outstanding tax accrual related to the Claims Construction Group sale. This is partially offset by additional uncertain tax position accruals, as well as additional increases in our valuation allowances. For the year ended December 31, 2018, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily as a result of the inability to record an income tax benefit related to net operating losses in certain jurisdictions, differences in statutory tax rates between foreign and U.S. jurisdictions, and certain expenses not allowed as deductions under statutory tax rules.

The components of (loss) earnings before income taxes on the Company's consolidated statements of operations by the United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2019	2018
United States	$(3,948)	$(20,026)
Foreign jurisdictions	17,093	(6,247)
	$13,145	$(26,273)

Income tax (benefit) expense, as reflected in the Company's consolidated statements of operations, consists of the following:

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$65	$23	$88
State and local	(27)	(5)	(32)
Foreign jurisdictions	(1,934)	769	(1,165)
	$(1,896)	$787	$(1,109)

Year ended December 31, 2018:
U.S. federal	$—	$71	$71
State and local	(568)	324	(244)
Foreign jurisdictions	5,938	(1,526)	4,412
	$5,370	$(1,131)	$4,239

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes broad and complex changes to the U.S. tax code and includes significant provisions impacting the Company's 2018 and 2019 effective tax rate. The changes include, but are not limited to, a reduction in the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time deemed repatriation (“Transition Tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes that may apply on certain foreign sourced earnings. The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. For the year ended December 31, 2019, there was an immaterial amount of tax incurred as a result of the period inclusion. For the year ended December 31, 2018, there was no tax incurred as a result of the period inclusion.

Income tax (benefit) expense was $(1,109) and $4,239 for the twelve months ended December 31, 2019 and 2018, respectively. The following table summarizes the difference between the income tax expense/(benefit) at the United States statutory rate of 21.0% for both years ended December 31, 2019 and 2018 and the income tax expense at effective worldwide tax rates for the respective periods:

	Years Ended December 31,
	2019	2018
Statutory federal income tax (benefit)	$2,760	$(5,517)
Foreign tax expense	50	2,163
Change in the valuation allowance	1,968	5,823
Net liability additions for uncertain tax positions	1,183	312
Excess compensation	—	229
State and local income taxes, net of federal income tax benefit	(32)	(125)
Stock options	94	63
Foreign currency translation adjustments	185	—
Prior period adjustments	(1,821)	—
Global intangible low-taxed income	369	—
Non-deductible loss on bond	(1,667)	1,667
Reversal of Construction Claims Group liability	(4,056)	—
Other	(142)	(376)
Total	$(1,109)	$4,239

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$9,807	$9,374
Net operating loss carry forward - foreign operations	10,295	10,157
Compensated absences	944	866
Foreign income taxes on currency translation	5,543	7,456
Share-based compensation	465	272
Allowance for doubtful accounts	3,440	13,491
Bonus accrual	—	788
Deferred income	125	188
Labor contingencies	261	203
Interest limitations	1,659	—
Foreign tax credit	292	1,201
Accrued expenses	1,164	283
Other	375	609
Total gross deferred tax assets	34,370	44,888
Valuation allowances	(28,821)	(37,591)
Net deferred tax assets	5,549	7,297

Deferred tax liabilities:
Intangible assets	(1,364)	(2,095)
Depreciation	(86)	(311)
Prepaid expenses	(434)	(788)
Change in tax method	(284)	—
Total gross deferred tax liabilities	(2,168)	(3,194)
Net deferred tax assets	$3,381	$4,103

The deferred taxes have been reflected in the Company's consolidated balance sheets based on tax jurisdiction as follows:

	December 31,
	2019	2018
Deferred tax asset	$3,800	$4,521
Deferred tax liability	(419)	(418)
Net deferred tax assets	$3,381	$4,103

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance. See Schedule II - Valuation and Qualifying Accounts for breakdown of valuation allowance for amounts added, net of deductions, for the year ended December 31, 2018, and below for the year ended December 31, 2019.

Valuation Allowance for Deferred Tax Asset	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Deductions and Other Adjustments	Balance at End of Fiscal Year

Fiscal year ended December 31, 2019	$37,591	5,258	(14,028)	$28,821

During the year ended December 31, 2018, the Company generated net operating losses in the U.S., which, under the Act, now have an unlimited life. The Company recorded an additional valuation allowance to materially offset this loss, as the Company had determined that it was more likely than not that the they would not be able to utilize a significant portion of its United States deferred tax assets. The gross cumulative federal net operating loss as of December 31, 2019 and 2018 was $9,553 and $8,744, respectively, with no expiration. The cumulative state net operating losses at December 31, 2019 and 2018 were $113,945 and $116,926, which will begin to expire in 2025.

At December 31, 2019 and 2018, there were approximately $46,630 and $43,843, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $16,073 and $25,199 were recorded at December 31, 2019 and 2018, respectively, primarily related to the foreign allowance for doubtful accounts in connection with the Libya Receivable reserve and the foreign net operating loss carry forwards.

The Company continues to evaluate its worldwide cash needs, and as of December 31, 2019, the Company has a partial reinvestment assertion on certain of its unremitted foreign earnings. Generally, the foreign earnings previously subject to the Transition Tax in the U.S. can be distributed without additional U.S. federal tax, however any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes, if applicable, as well as certain U.S. state taxes when remitted in any given year. At December 31, 2019, the Company has made no provision for federal, state, withholding or other foreign taxes related to these earnings as these taxes are either not applicable or not material. Additionally, our Netherlands subsidiary has a partial reinvestment assertion regarding certain unremitted foreign earnings as well. The Company has made no provision for foreign taxes related to these earnings because at December 31, 2019 the Netherlands entity continues to qualify for the participation exemption whereby certain foreign earnings can be repatriated without any additional tax.

The Company will recognize a tax benefit in the financial statements for an uncertain tax position only if the Company's assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for financial reporting purposes.

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2019 and 2018, including interest and penalties:

	Years Ended December 31,
	2019	2018
Balance, beginning of year	$2,988	$2,676
Reductions based on tax positions related to prior years	(702)	(684)
Reduction due to settlements with taxing authorities	(960)	—
Additions based on tax positions related to prior years	3,289	996
Balance, end of year	$4,615	$2,988

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company generally is no longer subject to U.S. or state examinations by tax authorities for taxable years prior to 2015. However, net operating losses utilized from prior years in subsequent years’ tax returns are subject to examination until three years after the filing of subsequent years’ tax returns. The statute of limitations expiration in foreign jurisdictions for corporate tax returns generally ranges between two and five years, depending on the jurisdiction.

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2019 and 2018, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $616 and $420, respectively, related to potential interest and penalties.

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

Note 14 — Commitments and Contingencies

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. The Company is evaluating the impact of the judgment of the Court. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The Company is awaiting the Court's decision.

In September 2017, the Board appointed a special committee of independent directors (the “Special Committee”) to conduct a review of the need for, and causes of, the restatement of the Company’s financial statements. The review was performed with the assistance of independent outside counsel and was completed in April 2018. The review discovered facts that indicated certain former employees of the Company violated Company policies related to accounting for foreign currency exchange transactions. The Company self-reported these facts to the staff of the SEC in April 2018 and received a subpoena from the SEC in June 2018 and a second subpoena from the SEC in September 2019. The Company cooperated throughout the SEC’s investigation. See Note 18 - Subsequent Events for additional information.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued on April 21, 2020.

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds and letters of guarantee to clients, potential clients and other third parties, mainly for the purposes as follows:

(1)
The Company and certain of the Company’s subsidiaries have entered into contracts for the performance of construction management services that provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases, these clients also require a parent company guarantee. The average term the Company entered into such arrangements was 1.7 years at December 31, 2019.

(2)
The Company may also enter into certain contracts that require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services. The weighted average term the Company entered into such arrangements was 1.0 years at December 31, 2019, which excludes performance bonds that contain open-ended expiration dates.

(3)
Certain clients may require bonds as part of the bidding process for new work. Bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected, the bond is canceled and if the bid is accepted, the Company may be required to provide a performance bond. The weighted average term of these arrangements were 0.2 years at December 31, 2019, which excludes bid bonds with open-ended expiration dates.

The maximum potential future payment under these arrangements at December 31, 2019 and 2018 was $74,597 and $63,923, which primarily includes credit facility arrangements that are denominated in foreign currencies. These balances partially reduced the Company's available borrowing capacity on the Domestic and International Revolving Credit Facilities by a total of $8,780 and $13,497 at December 31, 2019 and 2018, respectively, as reflected in Note 10 - Notes Payable and Long-Term Debt.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow at December 31, 2019 and 2018 was $9,067 and $4,396, respectively.

In prior periods, off-balance sheet arrangements included an irrevocable standby letter of credit that the Company was required to provide as part of the May 5, 2017 sale of the Construction Claims Group in order to secure certain of the Company's indemnification obligations for twelve months following the sale. The standby letter of credit reduced the Company's available borrowing capacity under the Domestic Revolving Credit Facility by the amount of the letter of credit. The Company met all of its obligations under the terms of the Construction Claims Group Sale Agreement and the full amount was released by the Purchaser on May 31, 2019 which increased the amount available under the Domestic Revolving Credit Facility.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,125 which is reflected in other liabilities in the consolidated balance sheet, $128 of which was expensed in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2019.

Note 15 — Operating Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from a month to five years for office leases. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of December 31, 2019.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $9,079 and $8,881 for the twelve months ended December 31, 2019 and 2018, respectively, is included in either selling, general and administrative expenses or direct expenses, as appropriate, in the consolidated statements of operations. Of the operating lease expense for the twelve months ended December 31, 2019, $2,138 was associated with leases with an initial term of 12 months or less and variable costs, respectively.

Variable costs include certain lease arrangements that require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, variable costs also include a portion of the lease arrangement where the Company to pay property taxes, utilities and other costs related to several of its leased office facilities that fluctuate based on the actual amounts incurred by the Company's lessor.

The Company subleases certain real estate to third parties. The sublease income recognized for the twelve months ended December 31, 2019 was $569.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019:

Years Ending December 31,	Total Operating Lease Payments
2020	$6,946
2021	5,359
2022	4,263
2023	3,479
2024	2,693
Thereafter	4,932
Total minimum lease payments (1)(2)	27,672
Less amount representing imputed interest	4,577
Present value of lease obligations	$23,095
Weighted average remaining lease term (years)	5.12
Weighted average discount rate	6.8%

(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange rate as of December 31, 2019, where applicable.
(2) Includes lease amendments executed as of December 31, 2019, but not yet commenced.

Note 16 - Benefit Plans

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age who have completed at least one month of service. The Company matches $0.50 on the dollar of employee contributions up to a maximum of 6.0% of the employee's salary. For the years ended December 31, 2019 and 2018, the Company recognized expense amounting to $2,151 and $2,122, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) that provide lump sum termination benefits to certain employees in the United Arab Emirates, Saudi Arabia, Qatar, Oman, Bahrain and Kuwait. The EOSB Plans are calculated based on tenure of service and may vary depending on the circumstances surrounding the separation. Generally, the plans provide for a lump sum benefit that is based on the employee's salary, years of service and statutory requirements that exist within the employee's office location. The Company calculated the present value of the expected future payments using the Projected Unit Credit Method, which estimates the fair value of the projected benefits that current plan participants will earn and was used to assess the Company's liabilities as of December 31, 2019 and 2018. The baseline assumptions used for the calculation included a discount rate of 2.3%, a salary increase of 2.0% per annum and an employee turnover rate of 25% per annum. The Company recorded liabilities of $10,440 and $12,767 for the EOSB Plans as of December 31, 2019 and 2018, respectively, which are included in accrued payroll and related expenses. For the years ended December 31, 2019 and 2018, the Company recognized expense for the EOSB Plans of $2,269 and $5,563, respectively, which is included in direct expense and selling, general and administrative expense in the consolidated statements of operations.

Note 17 —Segment and Related Information

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

The following tables present certain information for the Company's operations:

Total Revenue by Geographic Region:

	2019		2018
United States	$192,572	51.2%	$205,149	47.9%
Latin America	7,570	2.0%	11,503	2.7%
Europe	43,488	11.6%	41,259	9.6%
Middle East	99,528	26.4%	133,690	31.2%
Africa	27,880	7.4%	26,600	6.2%
Asia/Pacific	5,399	1.4%	10,478	2.4%
Total	$376,437	100.0%	$428,679	100.0%

For the twelve months ended December 31, 2019 and 2018, total revenue for the United Arab Emirates amounted to $37,904 or 10.1%, and $47,064 or 11.0%, of the Company's total revenue, respectively. No other country except for the United States and the United Arab Emirates accounted for over 10% of total revenue.

Operating Profit (Loss):

	2019	2018
United States	$28,993	$34,218
Latin America	(1,159)	(516)
Europe	4,955	4,854
Middle East	13,791	4,945
Africa	11,235	7,528
Asia/Pacific	(231)	668
Corporate	(39,257)	(72,660)
Total	$18,327	$(20,963)

Depreciation and Amortization Expense:

	2019	2018
Project Management	$3,791	$4,775
Corporate	33	655
Total	$3,824	$5,430

Revenue By Client Type:

	2019		2018
U.S. federal government	$18,967	5.0%	$16,610	3.9%
U.S. state, regional and local governments	124,504	33.1%	136,904	31.9%
Foreign governments	91,683	24.4%	117,361	27.4%
Private sector	141,283	37.5%	157,804	36.8%
Total	$376,437	100.0%	$428,679	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2019	2018
United States	$9,701	$8,416
Latin America	700	692
Europe	473	503
Middle East	803	962
Africa	139	105
Asia/Pacific	79	109
Total	$11,895	$10,787

Note 18 - Subsequent Event

In September 2017, the Board of Directors of Hill International, Inc. (the “Company”) appointed a special committee of independent directors (the “Special Committee”) to conduct a review of the need for, and causes of, the restatement of the Company’s financial statements. The review was performed with the assistance of independent outside counsel and was completed in April 2018. The review discovered facts that indicated certain former employees of the Company violated Company policies related to accounting for foreign currency exchange transactions. The Company self-reported these facts to the staff of the SEC in April 2018 and received a subpoena from the SEC in June 2018 and a second subpoena from the SEC in September 2019. Throughout the SEC’s investigation, the Company cooperated with the SEC.

The Company has now agreed, without admitting or denying any of the SEC’s allegations, to resolve the investigation by consent and a court-approved Consent Judgment to the effect that: (1) the Company agrees to not violate (and is enjoined from violating) Sections 17(a)(2) and (3) of the Securities Act of 1933 and Sections 13(a) (and the relevant rules thereunder), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934; and (2) the Company paid a penalty of $500 to the SEC. Settlement of this matter was effective on February 3, 2020.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. This coronavirus outbreak may have a significant effect on the Company's business in fiscal 2020. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based upon its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act") define “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company's management believes that the consolidated financial statements and related notes hereto included in this Annual Report on Form 10-K fairly presents in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act. Our internal control system was designed under the supervision of our Chairman and Chief Executive Officer (the "CEO") and our Senior Vice President and Chief Financial Officer (the "CFO") and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management, under the supervision of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO (2013), determined that the Company had not maintained effective internal control over financial reporting as of December 31, 2019 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

The Company has multiple material weaknesses that are in various stages of remediation. The Company plans to make further substantive improvements to the design of the internal control structure to remediate the underlying causes of the control deficiencies that led to the material weaknesses. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing and analysis, that these controls are operating effectively.

Remediated Material Weaknesses

Control Environment

Finance Personnel

The material weakness that the finance organization was not structured with the appropriate resources to provide independent and proactive leadership in the areas of monitoring of controls, disclosure committee controls and reviews, and financial reporting has been remediated. The Company hired a new Chief Financial Officer in November of 2018, experienced at leading financial operations at publicly-held companies. The finance leadership team has new members since this issue was first reported in the Company's Form-10-K/A for the year ended December 31, 2016. Comprehensive disclosure controls have been implemented including a Disclosure Questionnaire, establishment of a Disclosure Committee and Disclosure Checklist.

Control Activities

Aggregation of Deficiencies

Multiple deficiencies were aggregated to create a material weakness, and the basis for these financial reporting deficiencies was as a result of not having the appropriate complement of personnel. This matter was first reported in the December 31, 2016 10K/A. These deficiencies have been remediated through changes in finance personnel in addition to other actions noted:

End of Service Benefits

The deficiency that the Company was not reporting End of Service Benefits ("EOSB") for various Middle Eastern countries in accordance with ASC 715, Compensation - Retirement Benefits, has been remediated. In addition to changes in finance personnel, the Company has engaged third party service providers to analyze the EOSBs and provide guidance for U.S. GAAP compliance.

U.S. GAAP and Statutory Reporting under International Financial Reporting Standards ("IFRS")

The deficiency that the Company did not maintain effective controls to ensure that books and records were maintained in accordance with U.S. GAAP including adjustment for any foreign entities for which IFRS is required for statutory reporting purposes has been remediated. The Company continues to maintain our financial books and records in accordance with U.S. GAAP. The Company is taking steps to improve the IFRS regulatory reporting process, we do not believe this process has a material financial impact to the Company or impact to Sarbanes Oxley compliance.

Amortization of Assets held for Discontinued Operations

The deficiency that the Company continued to amortize assets that were held for sale as a component of discontinued operations, which is not in accordance with ASC 205, Presentation of Financial Statements, has been remediated. Other than the sale of the Construction Claims Group, there have been no other discontinued operations to date. In 2019, there were no company operations that qualified as discontinued operations. To mitigate recurrence, the Company has deployed the procedures for the Accounting for the Sale of Assets/Business Units.

Impairment Long-Lived Assets

The deficiency that the Company did not design or maintain adequate policies, procedures, and controls to identify potential triggering events which would result in the recognition of an impairment of long-lived assets (other than goodwill) in a timely manner in accordance with ASC 350, Intangibles - Goodwill and Other, has been remediated. Periodic reviews are performed, at a minimum quarterly, to determine if triggering events occurred that require an impairment analysis for finite lived intangible assets.

Accounts Receivable Reserves

The material weakness that the Company misapplied U.S. GAAP as it relates to the estimation of the potential loss on the Company’s accounts receivable and related balances has been remediated. This matter was specific to the accounts receivable balances for projects in Libya and was first reported in the Company's Form 10-K/A for the year ended December 31, 2014. Controls and processes implemented to address this matter include quarterly review and analysis of aged accounts receivable where management assesses the likelihood of collection based on project status and client history and reserves are established and adjusted as warranted.

Tax Law and Employment Regulations

The material weakness that the Company either inadequately designed or did not implement controls to accurately determine the Company’s liability and ensure compliance with certain tax laws and employment regulations of the jurisdictions in which the Company operates has been remediated. This matter was specific to a number of former Construction Claims Group United Kingdom-based employees who were assigned to the Netherlands and South Africa and was first reported in the Company's December 31, 2016 Form 10-K.

Controls and processes implemented to address this matter include engaging a third party service provider to analyze the potential tax liability, establishing branches in both countries, implementing a policy and questionnaire to address risk for new projects and new countries, establishing a risk committee led by the Board, tracking work locations for employees operating outside of their home country and changes in finance leadership with the divestiture of the Construction Claims Group.

Stock Options

A material weakness was previously reported in the controls related to the stock option program in the Company's Form 10-Q for the three months ended September 30, 2018. The Company did not maintain effective controls over the monitoring of employee termination dates related to participants in the stock option program, which resulted in the exercising of stock options that had vested subsequent to individual’s respective termination dates.

Management has reassessed this matter and determined that this deficiency did not meet the criteria for a material weakness. At the time this matter was reported, management was not able to quantify the materiality of the underlying control issue.  Taking a conservative approach, the Company recorded this matter as a material weakness.  Analysis of the existing unvested stock options through the Black-Scholes option-pricing model was performed and the value of those options was not material.

Outstanding Material Weaknesses

We continue implementing various changes in our internal control over financial reporting to remediate the material weaknesses described. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to these material weaknesses throughout the remainder of 2020. Management believes that the new people, processes and controls designed and implemented provide the foundation for remediation of the remaining material weaknesses. The material weaknesses will be deemed fully remediated when the control processes have been operating effectively for a sufficient period of time and when management testing has reached a successful conclusion. We will continue to review, optimize and enhance our financial reporting controls and procedures, as we continue to evaluate and work to improve our internal control over financial reporting.

Control Activities

Vendor Approval - Policies, Procedures and Controls

The Company did not design policies, procedures and controls to ensure that vendors were properly reviewed, approved and set-up within the system.

The Company will develop policies, procedures, and controls to ensure the proper oversite and management of the vendor process and vendor master file.

Journal Entries - Policies, Procedures and Controls

The Company did not design and operate policies, procedures and controls to ensure that journal entries were properly approved. This included the lack of proper segregation of duties within the system between the preparer and approver of journal entries.

The Company will develop policies, procedures, and controls to ensure that journal entries are properly reviewed and approved. Segregation of duties separating the journal entry and posting functions will be implemented.

Revenue Recognition - Policies, Procedures and Controls

The Company failed to consistently use the input method to measure progress toward complete satisfaction of the performance obligation for long-term customer contracts (e.g., fixed fee, lump sum, or maximum contract value).

The Company failed to design controls to ensure the proper set-up of contract information in the system. This contract information is used in the revenue recognition process.

The Company failed to design controls over the review and approval of manual billings.

The Company will develop policies, procedures, and controls to ensure the proper accounting for revenue recognition and the Company will ensure that the appropriate personnel are effectively trained and adhere to the new policies, procedures, and controls. The Company plans to further utilize the accounting system to maintain and report the accounting associated with revenue recognition after setup.

Foreign Currency Transactions

The Company did not maintain effective controls over the accurate preparation, recording, and review of foreign currency related transactions in accordance with ASC 830, Foreign Currency Matters.

This matter resulted in a restatement of the Company’s 2016, 2015, and 2014 consolidated financial statements and specifically related to the Company’s accounting for its foreign currency gains and losses on intercompany transactions. The Company did not maintain effective controls to address the following deficiencies in the Company’s internal control environment:

a.
The Company failed to prevent or detect instances where the assertion that intercompany balances were permanently invested was made in error or no longer applicable; therefore, the related foreign currency translation adjustments were not accurately prepared and recorded in accordance with U.S. GAAP.

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

This matter was first reported in the December 31, 2016 10-K/A Amendment 2. This matter was self-reported by the Company to the SEC.

In the SEC investigation, errors were identified in the accounting for foreign exchange losses, with former employees attempting to spread losses out over time in order to reduce the negative impact of such losses on the Company’s financial statements. This resulted in both the Company’s net income and accumulated other comprehensive income (loss) account being overstated. In January 2020, the Company reached a settlement with the SEC without admitting or denying wrongdoing.

Controls and processes implemented to address this matter include replacement of financial leadership, daily foreign currency exchange rate updates and ensuring the associated gain or loss on foreign currency transactions are appropriately recognized in accumulated other comprehensive income (loss). Additional controls and processes implemented to mitigate this matter include establishing the position of Chief Compliance Officer, the corporate hotline and whistleblower policy. The Company has and will continue to address the accounting for foreign currency transactions.

Cash Flow

The Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement in accordance with ASC 230, Statement of Cash Flows. This matter was first reported in the Company's December 31, 2016 10-K/A Amendment 2. These deficiencies resulted in material line item adjustments to the Company's consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

Controls and processes implemented to address this matter included engaging a third-party service provider to design and implement the cash flow statement preparation process. The Company prepares the statement of cash flows on a functional currency basis for all entities, translates the individual statements to United States dollars and then aggregates each statement into a consolidated statement of cash flows. The Company has and will continue to address the preparation and review of the cash flow statement.

Aggregation of Deficiencies

Multiple deficiencies were aggregated to create a material weakness. Two of these deficiencies require further remediation:

Intercompany Balances

Intercompany balances were not appropriately recorded and paired within the system, nor were the intercompany accounts appropriately reconciled on a timely and continuing basis. The Company will further enhance the controls and procedures to ensure the accounts are in balance and reconciled timely.

Joint Ventures

The Company did not properly account for its investments in joint ventures, as required under ASC 323, Equity Method and Joint Ventures. The Company has deployed a white paper process for joint ventures to ensure the proper accounting treatment is followed; additional controls will be implemented to further strengthen the control environment for accounting and monitoring of joint ventures.

Information & Communication

Access & Segregation of Duties

The Company did not maintain effective controls over certain information technology ("IT") systems and processes that are relevant to the preparation of our consolidated financial statements. Specifically, the Company did not maintain effective monitoring controls for the periodic review of access to financial systems and data, for user access to segregated duties within financial applications and for decommissioning of access privileges following changes in employment status.

The Company has implemented and executed a review of access to the general ledger financial application and finance department share drive. This control will continue to be monitored and executed periodically and additional review of system financial roles will be performed. The Company has and will continue to review the current financial controls to assess if additional compensating controls are necessary to mitigate segregation of duty issues for all finance personnel impacted.

The Company has and will continue to address the coordination and communication of personnel changes between the finance, human resources and IT departments to ensure timely modification or decommissioning of access.

Monitoring & Review

The Company did not maintain effective monitoring and review activities including the timely assessment of control design gaps and their impact to the control environment. This matter was the result of the Company not completing Sarbanes Oxley (“SOX”) testing for fiscal year 2018 and was first reported in the December 31, 2018 10-K, In 2018, management’s assessment of controls was behind schedule due to priorities focused on becoming current with SEC filings, impacting management’s ability to remediate control deficiencies previously identified and various controls were not properly executed. While various remediation actions of the control environment were developed in 2018 they were not deployed with adequate time for testing or were not fully developed. As a result, the SOX testing was halted in November 2018 rather than continue testing, it was determined that the controls over financial reporting were not operating effectively for the year. Further substantive improvements to the design of the internal control structure will be implemented to remediate the underlying causes of the control deficiencies that led to the remaining material weaknesses.

Due to the volume of material weaknesses and control deficiencies outstanding further oversight is required to mitigate the weaknesses identified in the control environment.

Control Environment

Financial Reporting - Policies Procedures and Controls

The Company did not design, establish, and maintain effective documented U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures.

The Company has developed and continues to develop policies, procedures, and controls for all key processes including the closing process and specific areas identified in this material weakness. In addition, management will train personnel to ensure consistent application of these accounting principles and adherence to the Company’s newly adopted policies, procedures, and controls. The Company plans to review the current financial controls to assess if additional management review controls are necessary and work with all finance personnel to establish the appropriate documentation criteria for the existing controls including evidence of review, timeliness and variance thresholds.

The Company plans to further enhance the utilization of the accounting system to increase the number of activities that are automated to reduce the chance of manual errors.
Risk Assessment

Income Tax & Uncertain Tax Positions

The Company did not maintain effective controls over its income tax provision and related balance sheet accounts. This matter was specific to the reversal of tax accruals established for uncertain tax positions.

The Company has implemented controls to ensure the proper recognition and de-recognition of tax liabilities is performed. Specifically, the Tax Director analyzes all uncertain tax provisions quarterly which is reviewed with the Company CFO. Additional testing in this area is required.

Changes in Internal Control over Financial Reporting

Except for the two new material weaknesses and continued improvements resulting from progress made on the above noted remediation plans, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information in our 2020 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2020 Proxy Statement is incorporated by reference in this section.

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

Item 11.  Executive Compensation

The information appearing in our 2020 Proxy Statement under the headings "Executive Compensation" and "Director Compensation" is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2020 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 for common shares of the Company that may be issued under our 2008 Employee Stock Purchase Plan and our 2017 Equity Compensation Plan. See Note 11 Share-Based Compensation to the consolidated financial statements for further information related to these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	2,842	$3.21	2,923
Equity compensation plans not approved by security holders	—	—	—
Total	2,842	$3.21	2,923

(1)
As of December 31, 2019, the Company had 1,118 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 1,805 shares remaining available for future issuance under our 2017 Equity Compensation Plan. Future grants are no longer available under our 2006 Employee Stock Option Plan or our 2009 Non-Employee Director Stock Grant Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2020 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

Item 14.  Principal Accounting Fees and Services

The table below reflects the fees and expenses for services rendered by Grant Thornton and EisnerAmper for the years ended December 31, 2019 and 2018. The Audit Committee pre-approved all of these services.

	Years Ended December 31,
Type of Fees	2019			2018
	Grant Thornton	EisnerAmper	Total	EisnerAmper
Audit Fees (1)	$1,378	$2,305	$3,683	$3,170
Audit - Related Fees (2)	—	166	166	46
Tax Fees	30	—	30	—
All Other Fees and Expense Reimbursements	88	—	88	71
Total Fees	$1,496	$2,471	$3,967	$3,287

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2019, and 2018, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, the footnotes thereto, and the reports of Grant Thornton and EisnerAmper LLP, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2018.

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

4.1	Specimen Common Stock Certificate. (Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.)

4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*
Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012). (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.)

10.2
U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.3
U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.4
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

10.7*
Hill International, Inc. 2007 Restricted Stock Grant Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.)

10.8*
Hill International, Inc. 2008 Employee Stock Purchase Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.)

10.9*	Hill International, Inc. 2015 Senior Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.)

10.10
Hill International, Inc. 2010 Senior Executive Bonus Plan. (Included as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.)

10.11*	Hill International, Inc. 2016 Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.12*
Form of Hill International, Inc. 2016 Executive Retention Plan Participation Agreement. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.13*	Hill International, Inc. 2017 Equity Compensation Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2017 and incorporated herein by reference.)

10.14	Second Amendment to Credit Agreement (Included as Exhibits 10.1 and Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on May 11, 2017 and incorporated herein by reference.)

10.15	Increased Commitment Agreement (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference.)

10.16	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2018.)

10.17	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 13, 2018.)

10.18
Hill International, Inc. 2017 Equity Compensation Plan (amended and restated through March 26, 2018) (Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 28, 2018.)

10.19	Form of Restricted Stock Unit Award Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.20	Form of Deferred Stock Unit Award Agreement (Officers) (Included as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.21	Form of Deferred Stock Unit Award Agreement (Directors) (Included as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.22	Board Observer and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 10, 2018.)

21	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton, Independent Registered Public Accounting Firm

23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
Date:	March 26, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ David D. Sgro	By:	/s/ Arnaud Ajdler
	David Sgro		Arnaud Ajdler
	Chairman and Director		Director
Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Raouf S. Ghali	By:	/s/ Jim Chadwick
	Raouf S. Ghali		Jim Chadwick
	Chief Executive Officer and Director		Director
Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Todd Weintraub	By:	/s/ Susan Steele
	Todd Weintraub		Susan Steele
	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director
Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Paul Evans	By:	/s/ Grant McCullagh
	Paul Evans		Grant McCullagh
	Director		Director
Date:	March 26, 2020	Date:	March 26, 2020

By:	/s/ Alan S. Fellheimer
Alan S. Fellheimer
Director
Date:	March 26, 2020

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts
(in thousands)

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Uncollectible Receivables Written off, Net of Recoveries	Balance at End of Fiscal Year

Fiscal year ended December 31, 2018	$72,850	$(196)	$(1,377)	$71,277

(Valuation Allowance for Deferred Tax Asset)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Deductions and Other Adjustments	Balance at End of Fiscal Year

Fiscal year ended December 31, 2018	$52,410	2,219	(17,038)	$37,591