Form 10-Q
period 2020-03-31
Hill International, Inc.
filed 2020-05-07
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

There were 55,984,012 shares of the Registrant’s Common Stock outstanding at April 24, 2020.

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

Those forward-looking statements may concern, among other things:

•	The markets for the Company's services;

•	Projections of revenues and earnings, anticipated contractual obligations, funding requirements or other financial items;

•	Statements regarding the impact and effect of the COVID-19 pandemic;

•	Statements regarding the Company's eligibility to participate in the Main Street Lending Program;

•	Statements concerning the Company's plans, strategies and objectives for future operations; and

•	Statements regarding future economic conditions or the Company's performance.

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•	The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10-K;

•	Unfavorable global economic conditions may adversely impact its business;

•	Our backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;

•	Our expenses may be higher than anticipated;

•	Modifications and termination of client contracts;

•	Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties; and

•	The ability to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•	Unexpected delays in collections from clients;

•	Risks related to the effect of the COVID-19 pandemic on the Company, including its employees and related costs;

•	Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$16,083	$15,915
Cash - restricted	3,489	4,666
Accounts receivable, net	108,109	103,892
Current portion of retainage receivable	16,040	16,459
Accounts receivable - affiliates	24,919	18,776
Prepaid expenses and other current assets	11,879	9,340
Income tax receivable	2,176	2,256
Total current assets	182,695	171,304
Property and equipment, net	10,167	11,895
Cash - restricted, net of current portion	3,921	4,401
Operating lease right-of-use assets	15,781	17,451
Retainage receivable	6,433	5,695
Acquired intangibles, net	205	232
Goodwill	44,591	48,024
Investments	1,628	1,711
Deferred income tax assets	3,074	3,800
Other assets	3,060	5,038
Total assets	$271,555	$269,551
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,071	$1,792
Accounts payable and accrued expenses	66,394	65,172
Income taxes payable	3,586	3,152
Current portion of deferred revenue	9,090	10,773
Current portion of operating lease liabilities	5,481	5,736
Other current liabilities	6,065	4,876
Total current liabilities	93,687	91,501
Notes payable and long-term debt, net of current maturities	50,470	41,150
Retainage payable	1,581	1,551
Deferred income taxes	418	419
Deferred revenue	1,437	3,041
Non-current operating lease liabilities	15,850	17,030
Other liabilities	4,882	4,631
Total liabilities	168,325	159,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,530 shares and 62,708 shares issued at March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	213,263	212,759
Accumulated deficit	(77,941)	(71,360)
Accumulated other comprehensive loss	(3,913)	(3,817)
Less treasury stock of 6,807 and 6,546 at March 31, 2020 and December 31, 2019, respectively	(29,056)	(28,231)
Hill International, Inc. share of equity	102,359	109,357
Noncontrolling interests	871	871
Total equity	103,230	110,228
Total liabilities and stockholders’ equity	$271,555	$269,551

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Consulting fee revenue	$77,150	$79,000
Reimbursable expenses	16,158	19,683
Total revenue	$93,308	$98,683
Direct expenses	65,048	67,247
Gross profit	$28,260	$31,436
Selling, general and administrative expenses	32,149	31,311
Plus: Share of profit of equity method affiliates	24	414
Operating (loss) profit	$(3,865)	$539
Interest and related financing fees, net	1,299	1,512
Other income, net	345	—
Loss before income taxes	$(4,819)	$(973)
Income tax expense	1,603	1,095
Net loss	$(6,422)	$(2,068)
Less: net earnings - non-controlling interests	159	67
Net loss attributable to Hill International, Inc.	$(6,581)	$(2,135)

Basic loss per common share - Hill International, Inc.	$(0.12)	$(0.04)
Basic weighted average common shares outstanding	56,543	55,946

Diluted loss per common share - Hill International, Inc.	$(0.12)	$(0.04)
Diluted weighted average common shares outstanding	56,543	55,946

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(6,422)	$(2,068)
Foreign currency translation adjustment, net of tax	(255)	(1,854)
Comprehensive loss	(6,677)	(3,922)
Less: Comprehensive (loss) income attributable to non-controlling interests	—	19
Comprehensive loss attributable to Hill International, Inc.	$(6,677)	$(3,941)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net income (loss)	—	—	—	(6,581)	—	—	—	(6,581)	159	(6,422)
Other comprehensive loss	—	—	—	—	(96)	—	—	(96)	(159)	(255)
Share-based compensation expense	—	—	399	—	—	—	—	399	—	399
Shares issued under employee stock purchase plan (1)	83	—	105	—	—	—	—	105	—	105
Transfer of shares pledged as collateral (2)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - March 31, 2020	62,530	$6	$213,263	$(77,941)	$(3,913)	6,807	$(29,056)	$102,359	$871	$103,230

Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net income (loss)	—	—	—	(2,135)	—	—	—	(2,135)	67	(2,068)
Other comprehensive loss	—	—	—	—	(1,806)	—	—	(1,806)	(48)	(1,854)
Shares issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	241	—	—	—	—	241	—	241
Balance - March 31, 2019	62,205	$6	$210,325	$(87,579)	$(4,381)	6,546	$(28,231)	$90,140	$624	$90,764

(1) Includes $55 of proceeds related to shares issued under the Employee Stock Purchase Plan ("ESPP") during the three months ended March 31, 2020 and were received in the subsequent period. The three months ended March 31, 2019 excluded $34 of proceeds received during the period that are included in Hill International, Inc.'s (the "Company") consolidated statements of cash flow, but related to ESPP shares issued and recognized at December 31, 2018.
(2) Reflects 261 of the Company's common stock pledged as collateral under the terms of a secured promissory note payable to the Company. During the three months ended March 31, 2020, the Company exercised its right to retain the shares upon the note holder's agreement to relinquish the shares upon the promissory note maturity date.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,422)	$(2,068)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	2,424	791
(Recovery) provision for bad debts	(479)	934
Amortization of deferred loan fees	175	179
Deferred tax expense (benefit)	490	(349)
Share-based compensation	399	241
Operating lease right-of-use assets	1,575	1,408
Foreign currency remeasurement losses (gains)	4,376	(511)
Changes in operating assets and liabilities:
Accounts receivable	(4,203)	5,390
Accounts receivable - affiliate	(6,143)	(218)
Prepaid expenses and other current assets	(2,608)	551
Income taxes receivable	(45)	(199)
Retainage receivable	(755)	(1,247)
Other assets	1,231	690
Accounts payable and accrued expenses	1,964	6,851
Income taxes payable	431	1,020
Deferred revenue	(2,994)	(3,423)
Operating lease liabilities	(1,323)	(1,442)
Other current liabilities	696	31
Retainage payable	29	51
Other liabilities	250	(222)
Net cash (used in) provided by operating activities	(10,932)	8,458
Cash flows from investing activities:
Purchase of property and equipment	(833)	(873)
Net cash used in investing activities	(833)	(873)
Cash flows from financing activities:
Repayment of term loans	(217)	(266)
Proceeds from revolving loans	18,792	9,854
Repayment of revolving loans	(7,836)	(8,662)
Proceeds from stock issued under employee stock purchase plan	50	34
Net cash provided by financing activities	10,789	960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(513)	(1,033)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,489)	7,512
Cash, cash equivalents and restricted cash — beginning of period	24,982	23,107
Cash, cash equivalents and restricted cash — end of period	$23,493	$30,619

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2020	2019
Interest and related financing fees paid	$1,150	$1,414
Income taxes paid	87	601
Cash paid for amounts included in the measurement of lease liabilities	1,910	1,814
Right-of-use assets obtained in exchange for operating lease liabilities (1)	—	18,178
(1) Amount for the three months ended March 31, 2019 relates to the Company's January 1, 2019 adoption of Accounting Standards Update 2016-2, Leases (Topic 842).

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

Note 2 — Liquidity

At March 31, 2020 and December 31, 2019, our principal sources of liquidity consisted of $16,083 and $15,915 of cash and cash equivalents, respectively, $1,500 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $165 and $3,145 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $1,134 and $2,538 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. The effects of this global pandemic on the Company includes anticipated lower gross and operating margins, as well as temporary delays in accounts receivable collections. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company has also implemented various actions and policies that is expected to result in approximately $10,000 in cost reductions. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from May 7, 2020, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company's is included in Item 2 Management's Discussion and Analysis within the Overview section of this Form 10-Q.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

A reclassification was made in the presentation of the consolidated statements of cash flow for the three months ended March 31, 2019. Net borrowings on revolving loans previously reported as $1,192 was broken out between repayments of revolving loans and proceeds from revolving loans of $(8,662) and $9,854, respectively, to conform to current year presentation.

Certain back-office expenses and foreign currency translation gains and losses that had previously been included in the individual regions in the operating profit/(loss) table presentation are currently being included within the corporate costs line item on the operating profit/(loss) tables herein. The related 2019 prior period operating profit (loss) by geographic region and corporate costs have been recast to reflect this change. This change only affects the presentation in the operating profit/(loss) tables and has no impact on total operating profit/(loss) reported.

The Company's Consolidated Statements of Operations for the three months ended March 31, 2019 reflects a change in the presentation of revenue. Total Revenue of $98,683 for the three months ended March 31, 2019 was broken out between consulting fee revenue ("CFR") and reimbursable expenses to conform to current year presentation. CFR is the revenue, excluding reimbursable costs. The Company believes that CFR is an important measure because it represents the revenue on which gross profit is earned.

Other Income, net

During the three months ended March 31, 2020, the Company recognized $345 of income in Other Income, net. The other income represents the cancellation of a PIDC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

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

No single client accounted for 10% or more of total revenue for the three months ended March 31, 2020 or 2019.

There was one client in Africa who contributed 10% or more to gross accounts receivable at March 31, 2020 and December 31, 2019, respectively, which represents 15% and 17% of the gross accounts receivable balance at March 31, 2020 and December 31, 2019, respectively.

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

See Note 4 - Revenue from Contracts with Clients for more detail, regarding how the Company recognizes revenue under each type of its contractual arrangements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$16,083	$15,915
Cash - restricted	3,489	4,666
Cash - restricted, net of current portion	3,921	4,401
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$23,493	$24,982

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

The Company has outstanding options to purchase approximately 1,616 shares and 1,417 shares at March 31, 2020 and 2019, respectively. In addition, the Company had 789 and 471 restricted and deferred stock units outstanding at March 31, 2020 and 2019, respectively. These awards were excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended March 31,
	2020	2019
Net loss	$(6,422)	$(2,068)
Less: net earnings - non-controlling interests	159	67
Net loss attributable to Hill International, Inc.	$(6,581)	$(2,135)

Basic weighted average common shares outstanding	56,543	55,946
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	$—	$—
Diluted weighted average common shares outstanding	56,543	55,946

Basic and diluted net loss per share attributable to Hill	$(0.12)	$(0.04)

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

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 of Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. See update below.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-4, Intangibles - Goodwill and Other (Topic 350), which removes step 2 from the goodwill impairment test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units’ fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017, and the prospective transition method should be applied. The Company adopted this guidance on January 1, 2020 and it did not materially impact its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance on January 1, 2020 on a prospective basis and will begin to capitalize certain implementation costs that may have been previously expensed as incurred. There was no impact on the Company's consolidated financial statements on the date of implementation.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("VIE"). The amendments in this ASU for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required by GAAP). These amendments will create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a VIE. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. The Company adopted this guidance in January 1, 2020. There was no impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606, specifically when the collaborative arrangement participant is a customer in the context of a unit-of-account. It provides more comparability in the presentation of revenues for certain transactions between collaborative arrangement participants, including adding unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019 for public companies. Early adoption is permitted. The Company adopted this guidance in January 1, 2020. There was no impact on the Company's consolidated financial statements.

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

The components of the Company’s revenue by contract type and geographic region for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$5,023	$40,997	$46,020	49.3%	$3,433	$44,669	$48,102	48.7%
Latin America	1,171	—	1,171	1.3%	2,016	418	2,434	2.5%
Europe	6,429	5,108	11,537	12.4%	6,051	5,283	11,334	11.5%
Middle East	4,883	19,689	24,572	26.3%	11,365	16,946	28,311	28.7%
Africa	206	7,091	7,297	7.8%	571	6,378	6,949	7.0%
Asia/Pacific	—	2,711	2,711	2.9%	300	1,253	1,553	1.6%
Total	$17,712	$75,596	$93,308	100.0%	$23,736	$74,947	$98,683	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of the periods was $7,861 and $9,241, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of March 31, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $105,370 and $113,592, respectively. During the following 12 months, approximately 50.0% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	March 31, 2020	December 31, 2019
Billed (1)	$128,320	$132,339
Unbilled (2)	35,122	30,026
	163,442	162,365
Allowance for doubtful accounts (1)	(55,333)	(58,473)
Accounts receivable, net	$108,109	$103,892

Accounts Receivable - Affiliates
Billed (3)	$13,895	$12,546
Unbilled (2)	11,658	6,888
	$25,553	$19,434
Allowance for doubtful accounts	(634)	(658)
Accounts receivable - affiliates, net	$24,919	$18,776

(1) Includes $32,162 and $32,864 related to amounts due from a client in Africa as of March 31, 2020 and December 31, 2019, respectively.
(2) Amount is net of unbilled reserves.
(3) Includes $401 and $397 of retainage receivables due from affiliates as of March 31, 2020 and December 31, 2019, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$1,080	$875	$1,080	$848
Total	$1,080	$875	$1,080	$848

Intangible assets, net	$205		$232

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. For the three months ended March 31, 2020 and 2019, such amortization expense was $27 and $114, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2020 (remaining 9 months)	$52
2021	51
2022	51
2023	51
2024	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the three months ended March 31, 2020:

Balance, December 31, 2019	$48,024
Translation adjustments (1)	(3,433)
Balance, March 31, 2020	$44,591

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of March 31, 2020.

The Company performed its 2019 annual impairment test effective July 1, 2019, and noted no impairment. Based on the valuation as of July 1, 2019, the fair value of the Company exceeded its carrying value. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

Despite the excess fair value identified in our 2019 impairment assessment, the Company determined that the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred. The Company bypassed the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test concluded that the fair value of the Company (reporting unit) exceeded its carrying amount at March 31, 2020, and therefore, goodwill is not considered impaired.

The Company’s changes in estimates and assumptions, including decreases in stock price and market capitalization, could materially affect the determination of fair value and/or conclusions on goodwill impairment. As a result of recent events, including market volatility and the impact on the global economy, it is at least reasonably possible that changes in one or more of those assumptions could result in impairment of our goodwill in future periods.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2020	December 31, 2019

Accounts payable	$25,659	$22,102
Accrued payroll and related expenses	27,546	28,874
Accrued subcontractor fees	8,966	9,405
Accrued agency fees	193	239
Accrued legal and professional fees	1,787	2,169
Other accrued expenses	2,243	2,383
	$66,394	$65,172

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.86%	7.92%	$29,175	$29,250
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	6.18%	6.27%	18,400	9,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.14%	4.16%	2,811	2,302
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2021	Variable	5.79%	5.81%	1,997	593
Hill International Brasil S.A. - Revolving Credit Facility (5)	06/12/2020	Fixed	2.80%	3.24%	386	498
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A.(6)	12/31/2021	Fixed	2.21%	2.21%	907	1,054
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.79%	2.79%	466	486
Total notes payable and long-term debt, gross					$54,142	$43,583
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(601)	(641)
Notes payable and long-term debt					$53,541	$42,942
Current portion of notes payable					$3,258	$1,972
Current portion of unamortized debt discount and deferred financing costs					$(187)	$(180)
Current maturities of notes payable and long-term debt					$3,071	$1,792
Notes payable and long-term debt, net of current maturities					$50,470	$41,150

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through March 31, 2020 since the loan origination or modification date.
(2) As of March 31, 2020 and December 31, 2019, the Company had $5,100 and $6,548 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,500 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $25,000 as of March 31, 2020 and December 31, 2019. See additional information below related to this secured revolving credit facility.
(3) As of March 31, 2020 and December 31, 2019, the Company had $2,162 and $3,145 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $165 and $2,232 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $5,138 and $7,679 as of March 31, 2020 and December 31, 2019, respectively. See additional information below related to this secured revolving credit facility.
(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of March 31, 2020 and December 31, 2019. The Company had $1,134 and $2,538 of availability under the credit facility as of March 31, 2020 and December 31, 2019, respectively.
(5) Unsecured revolving credit facility is subject to automatic renewals on a monthly basis. Effective with the November 2019 renewal of the unsecured revolving credit facility, the interest rate was reduced by the credit facility lender from 3.30% to 2.80%. The Company had no availability under the unsecured credit facility as of March 31, 2020 and December 31, 2019. The amounts outstanding are based on conversion rates from Brazilian Real as of March 31, 2020 and December 31, 2019.
(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of March 31, 2020 and December 31, 2019.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at March 31, 2020.

The unamortized debt issuance costs under the Domestic and International Revolving Credit Facilities were $1,175 and $1,317 at March 31, 2020 and December 31, 2019, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

At March 31, 2020, the balance payable to AFCO for this arrangement was paid in full. At December 31, 2019, the balance payable of $768 to AFCO was reflected in other current liabilities on the Company's consolidated balance sheets.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $399 and $241 for the three months ended March 31, 2020 and 2019. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the three months ended March 31, 2020 and 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 723 and 758 RSUs, respectively. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2020 and 2019, the related compensation expense was recorded based on a weighted average price per share of $3.28 and $3.23, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during the three months ended March 31, 2020 and for the years ended December 31, 2019, 2020 and 2021 for the RSUs granted during three months ended March 31, 2019. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2020 and 2019, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

Deferred Stock Units ("DSU") issued under the 2017 Plan entitle participants to receive one share of the Company's common stock for each DSU and they will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSUs.

During the three months ended March 31, 2020 and 2019, 8 DSUs were granted during both periods. These DSU grants were issued to the Company's board of directors (the "Board") in lieu of their cash portion of their annual retainer, at their election. For the three months ended March 31, 2020 and 2019, the related compensation expense is recorded based on a weighted average price per share of $3.18 and $3.15, respectively.

Stock Options

At March 31, 2020 and 2019, the Company had approximately 1,616 and 1,417 stock options outstanding, respectively, with a weighted average exercise price of $4.03 and $4.33, respectively. During the three months ended March 31, 2020 and 2019, options lapsed for approximately 263 and 525 shares, respectively, with a weighted average exercise price of $3.67 and $4.42, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates for the three months ended March 31, 2020 and 2019 were (33.3)% and (112.5)%, respectively.

The change in the Company’s effective tax rate for the three months ended March 31, 2020 from the three months ended March 31, 2019 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The reserve for uncertain tax positions amounted to $4,582 and $4,615 at March 31, 2020 and December 31, 2019, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded tax related interest and penalties of $3 and $2 for the three months ended March 31, 2020, and 2019, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended March 31,
	2020		2019

United States	$46,020	49.3%	$48,102	48.7%
Latin America	1,171	1.3%	2,434	2.5%
Europe	11,537	12.4%	11,334	11.5%
Middle East	24,572	26.3%	28,311	28.7%
Africa	7,297	7.8%	6,949	7.0%
Asia/Pacific	2,711	2.9%	1,553	1.6%
Total	$93,308	100.0%	$98,683	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,
	2020		2019

United States	$34,044	44.2%	$32,595	41.2%
Latin America	1,171	1.5%	2,429	3.1%
Europe	10,581	13.7%	10,902	13.8%
Middle East	23,413	30.3%	25,260	32.0%
Africa	6,602	8.6%	6,411	8.1%
Asia/Pacific	1,339	1.7%	1,403	1.8%
Total	$77,150	100.0%	$79,000	100.0%

For the three months ended March 31, 2020 and 2019, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended March 31,
	2020	2019

United States (1)	$7,388	$5,742
Latin America	(243)	277
Europe (1)	1,697	882
Middle East (1)	1,098	5,119
Africa	863	1,610
Asia/Pacific	183	(478)
Corporate (2)	(14,851)	(12,613)
Total	$(3,865)	$539

(1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange expense (benefit) of $4,051 and $(26) for the three months ended March 31, 2020 and 2019, respectively.

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2020	2019

Project Management	$364	$774
Corporate (1)	2,060	17
Total	$2,424	$791

(1) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party.

Total Revenue By Client Type:

	Three Months Ended March 31,
	2020		2019

U.S. federal government	$4,610	4.9%	$4,692	4.8%
U.S. state, regional and local governments	30,551	32.7%	30,895	31.3%
Foreign governments	25,364	27.2%	25,679	26.0%
Private sector	32,783	35.2%	37,417	37.9%
Total	$93,308	100.0%	$98,683	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2020	December 31, 2019

United States	$8,188	$9,701
Latin America	525	700
Europe	447	473
Middle East	809	803
Africa	131	139
Asia/Pacific	67	79
Total	$10,167	$11,895

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The Company is awaiting a final determination.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued on April 21, 2020. Due to the COVID-19 pandemic, all courts in Kuwait are closed until May 31, 2020. The Kuwait Court of Appeals will determine a new date for the judgment to be issued after the courts reopen.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,196, which is included in other liabilities in the consolidated balance sheet at March 31, 2020.

Note 14 — Operating Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal options is made by the Company at lease inception when establishing the term of the lease. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheet as of March 31, 2020.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Total rent expense of approximately $2,307 and $1,986 for the three months ended March 31, 2020 and 2019, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the three months ended March 31, 2020 and 2019 included $389 and $292, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended March 31, 2020 and 2019 was $176 and $143, respectively.

The following is a schedule of maturities of lease liabilities by year as of March 31, 2020:

Total Operating Lease Payments
2020 (excluding the three months ended March 31, 2020)	$6,628
2021	4,999
2022	4,089
2023	3,321
2024	2,436
Thereafter	4,440
Total minimum lease payments (1) (2)	25,913
Less amount representing imputed interest	4,205
Present value of lease obligations	$21,708
Weighted average remaining lease term (years)	5.00
Weighted average discount rate	6.97%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of March 31, 2020, where applicable.
(2) Includes lease agreements and extensions that have been executed, but has not yet commenced, as of March 31, 2020.

Note 15 — Subsequent Event

Effective April 1, 2020, the Company amended its Secured Credit Facility credit agreements with Société Générale that increased the credit commitment with the lender under the Domestic Revolving Credit Facility by $3,500 from $25,000 to $28,500 and simultaneously decreased the credit commitment with the lender under the International Revolving Credit Facility by €3,179 (approximately $3,500 at closing) from €9,156 ($10,093) to €5,977 ($6,593).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the "SEC") on March 26, 2020, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits. We also provide services under fixed price contracts and T&M contracts with a cap.

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

Impact of COVID-19 on our Business

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where our primary operations occur.
We instituted a work-from-home policy for all offices and employees globally in late March, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees are already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities are not expected to impair their ability to continue to perform services for our clients.
Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. Approximately 95% of our billable employees have continued to provide billable services to our clients, either on-site or remotely at the same or at a slightly reduced volume as in effect prior to the spread of COVID-19.
Nearly all our employees had company laptop computers and the ability to work remotely prior to the institution of our work-at-home policy. The work-at-home policy has not had a significant impact on our employees’ ability to perform their job requirements. Our internal control structure does not generally require physical access to our office locations, and has not to date and is not expected in the future to be adversely impacted by the spread of COVID-19 and the corresponding response by certain governmental authorities. Processes that require physical access to our offices, such as receiving mail (including collections) and processing and mailing manual checks, are being performed by designated individuals at a reduced frequency.
The main impacts on our business observed to date other than those discussed above are delays in the procurement processes of a number of our current and potential clients and a temporary slowing of collections. We expect these delays in the procurement process to adversely impact the timing of our new bookings, resulting in lower bookings, Consulting Fee Revenue ("CFR") and backlog for the duration of the economic slowdown caused by the pandemic.
We also experienced a lower than normal amount of collections during the latter part of March. Collections returned to a more normal level during April. We anticipate we may experience additional deferred collections during the duration of the economic slowdown caused by the COVID-19 pandemic. We had unrestricted cash of $16,083 and available borrowing capacity on our credit facilities totaling $2,799 at March 31, 2020. As of April 30, 2020, our unrestricted cash balance at banks increased to approximately $19,000 and our available borrowing capacity increased to approximately $3,800. Additionally, we believe we will qualify for the Main Street Lending Program established in the Coronavirus Aid Relief and Economic Security Act (the "CARES Act") and intend to apply for additional loan proceeds through this program.
Management has implemented various actions and policies that we expect will result in approximately $10,000 in cost reductions to partially offset the expected reduction in CFR.
The full extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.

We will continue to evaluate the potential short-term and long-term implications of COVID-19 on our consolidated financial statements and operations. We believe that the lower cash and backlog reflected in the financial statements for the three-month period ended March 31, 2020 was primarily due to the effects of the COVID-19 pandemic. The potential additional future impacts to our consolidated financial statements of operations include, but are not limited to: decreased CFR, lower gross and operating margins, impairment of goodwill and indefinite-lived intangible assets and fair value and collectability of receivables.
Any of these outcomes could have a material adverse impact on our business, financial condition, results of operations and cash flows. Management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from the date of this report.

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended March 31,		Change
	2020	2019	$	%
Income Statement Data:
Consulting fee revenue	$77,150	$79,000	$(1,850)	(2.3)%
Reimbursable expenses	16,158	19,683	(3,525)	(17.9)%
Total revenue	$93,308	$98,683	$(5,375)	(5.4)%
Direct expenses	65,048	67,247	(2,199)	(3.3)%
Gross profit	$28,260	$31,436	$(3,176)	(10.1)%
Selling, general and administrative expenses	32,149	31,311	838	2.7%
Plus: Share of profit of equity method affiliates	24	414	(390)	(94.2)%
Operating (loss) profit	$(3,865)	$539	$(4,404)	(817.1)%
Interest and related financing fees, net	1,299	1,512	(213)	(14.1)%
Other income, net	345	—	345	100.0%
Loss before income taxes	$(4,819)	$(973)	$(3,846)	395.3%
Income tax expense	1,603	1,095	508	46.4%
Net loss	$(6,422)	$(2,068)	$(4,354)	210.5%
Less: net earnings - non-controlling interests	159	67	92	137.3%
Net loss attributable to Hill International, Inc.	$(6,581)	$(2,135)	$(4,446)	208.2%

Three Months Ended March 31, 2020 Compared to the
Three Months Ended March 31, 2019

Total Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2020		2019		$	%

United States	$46,020	49.3%	$48,102	48.7%	$(2,082)	(4.3)%
Latin America	1,171	1.3%	2,434	2.5%	(1,263)	(51.9)%
Europe	11,537	12.4%	11,334	11.5%	203	1.8%
Middle East	24,572	26.3%	28,311	28.7%	(3,739)	(13.2)%
Africa	7,297	7.8%	6,949	7.0%	348	5.0%
Asia/Pacific	2,711	2.9%	1,553	1.6%	1,158	74.6%
Total	$93,308	100.0%	$98,683	100.0%	$(5,375)	(5.4)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2020		2019		$	%

United States	$34,044	44.2%	$32,595	41.2%	$1,449	4.4%
Latin America	1,171	1.5%	2,429	3.1%	(1,258)	(51.8)%
Europe	10,581	13.7%	10,902	13.8%	(321)	(2.9)%
Middle East	23,413	30.3%	25,260	32.0%	(1,847)	(7.3)%
Africa	6,602	8.6%	6,411	8.1%	191	3.0%
Asia/Pacific	1,339	1.7%	1,403	1.8%	(64)	(4.6)%
Total	$77,150	100.0%	$79,000	100.0%	$(1,850)	(2.3)%

CFR was $77,150 and $79,000 of the total revenue for the three months ended March 31, 2020 and 2019, respectively, which comprised 82.7% and 80.1% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the demobilization of a major project in Oman along with other demobilizations in the Middle East, partially offset by new work on a major project in Qatar and new work in the United States, primarily in the Western Region.

Gross Profit by Geographic Region:

	Three Months Ended March 31,						Change
	2020			2019			$	%

			% of CFR			% of CFR
United States	$13,854	49.0%	40.7%	$13,326	42.4%	40.9%	$528	4.0%
Latin America	423	1.5%	36.1%	874	2.8%	36.0%	(451)	(51.6)%
Europe	3,961	14.0%	37.4%	4,259	13.5%	39.1%	(298)	(7.0)%
Middle East	6,634	23.5%	28.3%	9,497	30.2%	37.6%	(2,863)	(30.1)%
Africa	2,790	9.9%	42.3%	2,859	9.1%	44.6%	(69)	(2.4)%
Asia/Pacific	599	2.1%	44.7%	621	2.0%	44.3%	(22)	(3.5)%
Total	$28,261	100.0%	36.6%	$31,436	100.0%	39.8%	$(3,175)	(10.1)%

Consolidated gross margin as a percentage of CFR decreased between periods primarily due to the following:

Europe:

The decrease in margin as a percentage of CFR in the region is primarily due to an increase in non-reimbursable costs of sub-contractors on a project for the European Investment Bank and increased direct expenses in Spain.

Middle East:

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin.

Africa:

The decrease in gross margin as a percentage of CFR in the region is primarily due to the 2019 closeout of a high margin project in Morocco.

SG&A Expense:

Foreign currency exchange losses were approximately $4,100 greater in 2020 compared with the same period in 2019. In addition, during the first quarter of 2020 there was a $1,600 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party. These increases were partially offset by an approximate $1,400 decrease in bad debt expense as a result of improved collection during 2020 and reclassification in 2020 of a prior bad debt provision to a reduction in revenue, an approximate $940 decrease in audit related fees due to a more efficient audit in 2020, and an approximate $1,400 decrease in legal expenses in 2020 primarily as a result of a settlement of previously incurred legal expenses. In addition, 2019 had retention bonus expenses of approximately $630 which did not recur in 2020.

Interest and Related Financing Fees, net

Interest and related financing fees, net in the amount of $1,299 is net of $46 of interest income, for the three months ended March 31, 2020 compared with Interest and related financing fees, net in the amount of $1,512, is net of $133 of interest income, for the three months ended March 31, 2019. The three months ended March 31, 2020 included lower interest expense primarily related to our U.S. dollar-denominated revolving credit facility and term loan with Société Générale (the “Agent”) and other U.S. Loan Parties (the “U.S. Lenders”) due to a lower weighted-average interest rate throughout the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.

Other Income, net

During the three months ended March 31, 2020, the Company recognized $345 of income related to the cancellation of a PIDC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

Income Taxes

The effective income tax rate for the three months ended March 31, 2020 and 2019 were (33.3)% and (112.5)%, respectively. The change in our effective tax rate for the three months ended March 31, 2020 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from May 7, 2020, the date of this report.

At March 31, 2020, our primary sources of liquidity consisted of $16,083 of cash and cash equivalents, of which $14,564 was on deposit in foreign locations, and $2,799 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2020, we had approximately $58,076 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

Please see "Impact of COVID-19 on our Business" above for our discussion about the impact of COVID-19 on liquidity.

Sources of Additional Capital

A significant increase in our current backlog or impacts on our liquidity from the COVID-19 pandemic, may require us to obtain additional financing. If additional financing is required in the future due to an increase in backlog, impacts from the COVID-19 pandemic or changes in strategic or operating plans, we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us. We intend to apply for additional loan funding under the Main Street Lending Program announced by the U.S. Treasury as part of the Cares Act when applications become available, subject to the final terms and conditions of the program.

Cash Flows

	Three Months Ended March 31,
	2020	Change	2019

Net cash (used in) provided by operating activities	$(10,932)	$(19,390)	$8,458
Net cash used in investing activities	(833)	40	(873)
Net cash provided by financing activities	10,789	9,829	960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(513)	520	(1,033)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,489)		$7,512

Operating activities

During the three months ended March 31, 2020, cash used in operating activities was primarily due to increases in accounts receivable related to normal first quarter lower collections as many of our public sector clients await new funding to become available in the new year, as well as, slowing of collections as discussed above under Impact of COVID-19 on our business. For the three months ended March 31, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors, partially offset by normal first quarter collections.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $9,067 at December 31, 2019 to $7,410 at March 31, 2020, primarily due to the return of collateral on matured bonds.

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

Investing activities

During the three months ended March 31, 2020 and 2019, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the three months ended March 31, 2020 and 2019, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the three months ended March 31, 2020, the effects of exchange rate changes on cash was primarily driven by the weakening of the Turkish Lira (9.4%), Brazilian Real (22.5%) and Polish Zloty (8.25%) against the U.S. Dollar.

For the three months ended March 31, 2019, the effects of exchange rates on cash were primarily driven by the weakening of the Euro (2.1%) against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
March 31, 2020
United States	$362,315	48.1%	$100,741	44.5%
Latin America	10,370	1.4%	4,395	1.9%
Europe	83,850	11.1%	33,405	14.7%
Middle East	195,675	26.0%	58,425	25.7%
Africa	82,928	11.0%	24,143	10.6%
Asia/Pacific	17,943	2.4%	5,937	2.6%
Total	$753,081	100.0%	$227,046	100.0%

December 31, 2019
United States	$371,205	45.8%	$103,503	42.0%
Latin America	16,351	2.0%	5,068	2.1%
Europe	90,134	11.1%	35,000	14.2%
Middle East	229,373	28.3%	74,846	30.2%
Africa	86,203	10.6%	22,574	9.2%
Asia/Pacific	17,995	2.2%	5,563	2.3%
Total	$811,261	100.0%	$246,554	100.0%

At March 31, 2020, our backlog was $753,081 compared to $811,261 at December 31, 2019. The decrease is primarily due to delays in the procurement process of a number of our current and potential clients due to the impact of the COVID-19 pandemic as discussed above.

Our 2020 year-to-date CFR net bookings of $18,971 equates to a book-to-burn ratio for the quarter ended March 31, 2020 of 24.6%. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $227,046 or 30.1% of the backlog at March 31, 2020, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $105,370 and the backlog of $753,081 at March 31, 2020 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2019 Annual Report on Form 10-K.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2019 Annual Report on Form 10-K (“2019 Form 10-K"), our disclosure controls and procedures were ineffective as of March 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting previously identified by management as of December 31, 2019 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2019 Form 10-K.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended March 31, 2020, and, described in Item 9A of our 2019 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 7, 2020

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 7, 2020