Form 10-Q
period 2020-06-30
Hill International, Inc.
filed 2020-08-05
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

There were 56,062,669 shares of the Registrant’s Common Stock outstanding at July 27, 2020.

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

Those forward-looking statements may concern, among other things:

•The markets for the Company's services;
•Projections of revenues and earnings, anticipated contractual obligations, funding requirements or other financial items;
•Statements regarding the impact and effect of the COVID-19 pandemic;
•Statements regarding the Company's eligibility to participate in the Main Street Lending Program;
•Statements concerning the Company's plans, strategies and objectives for future operations; and
•Statements regarding future economic conditions or the Company's performance.

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•The risks set forth in Item 1A, “Risk Factors,” in the Company's most recent Annual Report on Form 10-K;
•Unfavorable global economic conditions may adversely impact its business;
•Our backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;
•Our expenses may be higher than anticipated;
•Modifications and termination of client contracts;
•Control and operational issues pertaining to business activities that the Company conducts pursuant to joint ventures with other parties; and
•The ability to retain and recruit key technical and management personnel.

Other factors that may affect the Company's business, financial position or results of operations include:

•Unexpected delays in collections from clients;
•Risks related to the effect of the COVID-19 pandemic on the Company, including its employees and related costs and including any project cancellations, delays and modifications;
•Risks of the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;
•Risks of international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and
•Risks related to contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the governments and reimbursement obligations to the government for funds previously received.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$23,198	$15,915
Cash - restricted	4,423	4,666
Accounts receivable, net	105,435	103,892
Current portion of retainage receivable	17,075	16,459
Accounts receivable - affiliates	23,237	18,776
Prepaid expenses and other current assets	12,658	9,340
Income tax receivable	1,542	2,256
Total current assets	187,568	171,304
Property and equipment, net	9,771	11,895
Cash - restricted, net of current portion	4,040	4,401
Operating lease right-of-use assets	15,279	17,451
Financing lease right-of-use assets	96	—
Retainage receivable	5,430	5,695
Acquired intangibles, net	178	232
Goodwill	44,431	48,024
Investments	2,667	1,711
Deferred income tax assets	2,929	3,800
Other assets	2,493	5,038
Total assets	$274,882	$269,551
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$1,828	$1,792
Accounts payable and accrued expenses	66,914	65,172
Income taxes payable	1,888	3,152
Current portion of deferred revenue	7,628	10,773
Current portion of operating lease liabilities	5,465	5,736
Current portion of financing lease liabilities	27	—
Other current liabilities	8,357	4,876
Total current liabilities	92,107	91,501
Notes payable and long-term debt, net of current maturities	53,570	41,150
Retainage payable	2,017	1,551
Deferred income taxes	418	419
Deferred revenue	1,321	3,041
Non-current operating lease liabilities	14,910	17,030
Non-current financing lease liabilities	69	—
Other liabilities	3,277	4,631
Total liabilities	167,689	159,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,609 shares and 62,708 shares issued at June 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	214,161	212,759
Accumulated deficit	(79,895)	(71,360)
Accumulated other comprehensive income (loss)	1,279	(3,817)
Less treasury stock of 6,807 and 6,546 at June 30, 2020 and December 31, 2019, respectively	(29,056)	(28,231)
Hill International, Inc. share of equity	106,495	109,357
Noncontrolling interests	698	871
Total equity	107,193	110,228
Total liabilities and stockholders’ equity	$274,882	$269,551
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consulting fee revenue	$75,760	$77,035	$152,910	$156,035
Reimbursable expenses	18,689	21,222	34,847	40,905
Total revenue	$94,449	$98,257	$187,757	$196,940
Direct expenses	65,032	66,955	130,080	134,202
Gross profit	$29,417	$31,302	$57,677	$62,738
Selling, general and administrative expenses	26,857	27,407	54,955	58,744
Foreign currency exchange loss (benefit)	265	8	4,316	(18)
Plus: Share of profit of equity method affiliates	1,014	717	1,038	1,131
Operating profit (loss)	$3,309	$4,604	$(556)	$5,143
Interest and related financing fees, net	1,296	1,411	2,595	2,923
Other loss, net	(3,847)	—	(3,502)	—
(Loss) earnings before income taxes	$(1,834)	$3,193	$(6,653)	$2,220
Income tax expense	102	1,493	1,705	2,588
Net (loss) earnings	$(1,936)	$1,700	$(8,358)	$(368)
Less: net earnings - noncontrolling interests	18	83	177	150
Net (loss) earnings attributable to Hill International, Inc.	$(1,954)	$1,617	$(8,535)	$(518)

Basic (loss) earnings per common share - Hill International, Inc.	$(0.03)	$0.03	$(0.15)	$(0.01)
Basic weighted average common shares outstanding	56,409	56,032	56,476	55,989

Diluted (loss) earnings per common share - Hill International,Inc.	$(0.03)	$0.03	$(0.15)	$(0.01)
Diluted weighted average common shares outstanding	56,409	56,032	56,476	55,989

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(1,936)	$1,700	$(8,358)	$(368)
Foreign currency translation adjustment, net of tax	5,001	980	4,746	(874)
Comprehensive earnings (loss)	3,065	2,680	(3,612)	(1,242)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(173)	195	(173)	214
Comprehensive earnings (loss) attributable to Hill International, Inc.	$3,238	$2,485	$(3,439)	$(1,456)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net earnings (loss)	—	—	—	(6,581)	—	—	—	(6,581)	159	(6,422)
Other comprehensive income (loss)	—	—	—	—	(96)	—	—	(96)	(159)	(255)
Share-based compensation expense	—	—	399	—	—	—	—	399	—	399
Shares issued under employee stock purchase plan(1)	83	—	105	—	—	—	—	105	—	105
Transfer of shares pledged as collateral (2)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - March 31, 2020	62,530	$6	$213,263	$(77,941)	$(3,913)	6,807	$(29,056)	$102,359	$871	$103,230
Net income (loss)	—	—	—	(1,954)	—	—	—	(1,954)	18	(1,936)
Other comprehensive income (loss)	—	—	—	—	5,192	—	—	5,192	(191)	5,001
Share-based compensation expense	—	—	802	—	—	—	—	802	—	802
Shares issued under employee stock purchase plan	79	—	96	—	—	—	—	96	—	96
Balance - June 30, 2020	62,609	$6	$214,161	$(79,895)	$1,279	6,807	$(29,056)	$106,495	$698	$107,193

Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net income (loss)	—	—	—	(2,135)	—	—	—	(2,135)	67	(2,068)
Other comprehensive income (loss)	—	—	—	—	(1,806)	—	—	(1,806)	(48)	(1,854)
Shares issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Share-based compensation expense (2)	—	—	241	—	—	—	—	241	—	241
Balance - March 31, 2019	62,205	$6	$210,325	$(87,579)	$(4,381)	6,546	$(28,231)	$90,140	$624	$90,764
Net income (loss)	—	—	—	1,617	—	—	—	1,617	83	1,700
Other comprehensive income (loss)	—	—	—	—	868	—	—	868	112	980
Share-based compensation expense	—	—	801	—	—	—	—	801	—	801
Shares issued under employee stock purchase plan	57	—	113	—	—	—	—	113	—	113
Balance - June 30, 2019	62,262	$6	$211,239	$(85,962)	$(3,513)	6,546	$(28,231)	$93,539	$819	$94,358

(1) Includes $55 of proceeds related to shares issued under the Employee Stock Purchase Plan ("ESPP") during the three months ended March 31, 2020 and received during the three months ended June 30, 2020. The six months ended June 30, 2019 excluded $34 of proceeds received during the period that are included in Hill International, Inc.'s (the "Company") consolidated statements of cash flow, but related to ESPP shares issued and recognized at December 31, 2018.
(2) Reflects 261 shares of the Company's common stock pledged as collateral under the terms of a secured promissory note payable to the Company. During the three months ended March 31, 2020, the Company exercised its right to retain the shares upon the note holder's agreement to relinquish the shares upon the promissory note maturity date.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,358)	$(368)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	2,675	1,585
(Recovery) provision for bad debts	(1,010)	(557)
Amortization of deferred loan fees	348	361
Deferred tax expense (benefit)	674	(362)
Share-based compensation	1,201	1,042
Operating lease right-of-use assets	1,956	2,564
Loss on liquidation of subsidiary	4,064	—
Foreign currency remeasurement losses (gains)	3,390	(956)
Changes in operating assets and liabilities:
Accounts receivable	(1,624)	10,343
Accounts receivable - affiliate	(4,462)	(5,188)
Prepaid expenses and other current assets	(3,585)	(596)
Income taxes receivable	305	(601)
Retainage receivable	255	(1,482)
Other assets	(1,346)	1,081
Accounts payable and accrued expenses	4,801	(2,485)
Income taxes payable	(1,250)	1,322
Deferred revenue	(4,516)	(3,971)
Operating lease liabilities	(2,166)	(2,817)
Other current liabilities	3,662	2,208
Retainage payable	465	25
Other liabilities	(33)	288
Net cash (used in) provided by operating activities	(4,554)	1,436
Cash flows from investing activities:
Purchase of property and equipment	(972)	(1,575)
Net cash used in investing activities	(972)	(1,575)
Cash flows from financing activities:
Proceeds from term loans	1,265	—
Repayment of term loans	(434)	(531)
Proceeds from revolving loans	28,196	5,311
Repayment of revolving loans	(16,168)	(993)
Proceeds from stock issued under employee stock purchase plan	201	147
Net cash provided by financing activities	13,060	3,934
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(846)	(934)
Deconsolidated cash	9	—
Net (decrease) increase in cash, cash equivalents and restricted cash	6,679	2,861
Cash, cash equivalents and restricted cash — beginning of period	24,982	23,107
Cash, cash equivalents and restricted cash — end of period	$31,661	$25,968

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2020	2019
Interest and related financing fees paid	$2,141	$2,774
Income taxes paid	1,425	1,980
Transfer of proceeds from shares pledged as collateral to treasury stock	825	—
Cash paid for amounts included in the measurement of lease liabilities	3,831	4,068
Right-of-use assets obtained in exchange for operating lease liabilities (1)	347	18,689
Right-of-use assets obtained in exchange for finance lease liabilities	96	—
(1) Amount for the six months ended June 30, 2019 relates to the Company's January 1, 2019 adoption of Accounting Standards Update 2016-2, Leases (Topic 842). See Note 14 - Leases to the Company's Consolidated Financial Statements.

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

Note 2 — Liquidity

At June 30, 2020 and December 31, 2019, the Company's principal sources of liquidity consisted of $23,198 and $15,915 of cash and cash equivalents, respectively, $2,266 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $277 and $3,145 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $2,061 and $2,538 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. The effects of this global pandemic on the Company includes anticipated lower gross and operating margins, as well as temporary delays in accounts receivable collections. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company is on track to achieve the $10,000 in corporate cost reductions in 2020, as previously disclosed on Form 10-Q for the period ended March 31, 2020. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from August 5, 2020, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company is included in Item 2 Management's Discussion and Analysis within the Overview section of this Form 10-Q.

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

Foreign currency transaction gains and losses that in previously periods had been included in selling, general and administrative expenses line item on the Consolidated Statements of Operations are presented as a separate line item on the Consolidated Statements of Operations for the three and six months ended June 30, 2020. The related foreign currency transaction gains and losses for the three and six months ended June 30, 2019 have been recast to reflect this change. This change has no impact on the total operating profit/(loss) reported.

Certain accrued agency fees that had previously been included in accrued payroll and related expenses in the components of accounts payable and accrued expenses table in Note 8 - Accounts Payable and Accrued Expenses are currently being included within the accrued agency fees line item. The related amounts at December 31, 2019 have been recast to reflect this change.

Other Loss, net

During the six months ended June 30, 2020, a loss of $4,064 was recognized due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15), net of other non-operating income of $217. An additional $345 of other income was recognized during the three months ended March 31, 2020, representing the cancellation of a loan agreement made with the PIDC-Local Development Corporation that was funded to the Company on October 24, 2014 as part of the city of Philadelphia's (the "City") Economic Stimulus Program. In February 2020, the City agreed to cancel this loan as a result of the Company satisfying all obligations upon which cancellation of such debt was conditioned in the Loan Agreement.

Summary of Significant Accounting Policies

(a)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at period-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity titled accumulated other comprehensive loss until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in the Company's consolidated statements of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned and permanent equity has been elected, are recorded in accumulated other comprehensive loss on the Company's consolidated balance sheets.

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

No single client accounted for 10% or more of total revenue for the three and six months ended June 30, 2020 or 2019.

There was one client in Africa who contributed 10% or more to gross accounts receivable at June 30, 2020 and December 31, 2019, respectively, which represents 15% and 17% of the gross accounts receivable balance at June 30, 2020 and December 31, 2019, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$23,198	$15,915
Cash - restricted	4,423	4,666
Cash - restricted, net of current portion	4,040	4,401
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$31,661	$24,982

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

The Company has outstanding options to purchase approximately 1,616 shares and 1,892 shares at June 30, 2020 and 2019, respectively. In addition, the Company had 780 and 491 restricted and deferred stock units outstanding at June 30, 2020 and 2019, respectively. These awards were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2020 and 2019 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) earnings	$(1,936)	$1,700	$(8,358)	$(368)
Less: net earnings - noncontrolling interests	18	83	177	150
Net (loss) earnings attributable to Hill International, Inc.	$(1,954)	$1,617	$(8,535)	$(518)

Basic weighted average common shares outstanding	56,409	56,032	56,476	55,989
Effect of dilutive securities:
Stock options	—	—	—	—
Unvested share-based compensation units	$—	$—	—	—
Diluted weighted average common shares outstanding	56,409	56,032	56,476	55,989

Basic and diluted net loss per share attributable to Hill	$(0.03)	$0.03	$(0.15)	$(0.01)

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

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus a margin contracts, the Company charges its clients for its costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract re-negotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

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

The components of the Company’s revenue by contract type and geographic region for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$4,200	$45,585	$49,785	52.7%	$3,680	$47,656	$51,336	52.3%
Latin America	296	363	659	0.7%	1,973	(62)	1,911	1.9%
Europe	11,750	2,682	14,432	15.3%	5,302	5,320	10,622	10.8%
Middle East	3,943	17,586	21,529	22.8%	8,864	17,108	25,972	26.4%
Africa	70	7,188	7,258	7.7%	600	6,330	6,930	7.1%
Asia/Pacific	—	786	786	0.8%	428	1,058	1,486	1.5%
Total	$20,259	$74,190	$94,449	100.0%	$20,847	$77,410	$98,257	100.0%

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$9,223	$86,582	$95,805	51.0%	$7,113	$92,325	$99,438	50.6%
Latin America	1,467	363	1,830	1.0%	3,989	356	4,345	2.2%
Europe	18,179	7,790	25,969	13.8%	11,353	10,603	21,956	11.1%
Middle East	8,826	37,275	46,101	24.5%	20,230	34,053	54,283	27.6%
Africa	276	14,279	14,555	7.8%	1,171	12,708	13,879	7.0%
Asia/Pacific	—	3,497	3,497	1.9%	729	2,310	3,039	1.5%
Total	$37,971	$149,786	$187,757	100.0%	$44,585	$152,355	$196,940	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three and six months ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the periods was $719 and $8,580, respectively. The amount of revenue recognized during the three and and six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the periods was $3,387 and $12,628, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of June 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $113,418 and $113,592, respectively. During the following 12 months, approximately 50.9% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	June 30, 2020	December 31, 2019
Billed (1)	$127,982	$132,339
Unbilled (2)	32,049	30,026
	160,031	162,365
Allowance for doubtful accounts (1)	(54,596)	(58,473)
Accounts receivable, net	$105,435	$103,892

Accounts Receivable - Affiliates
Billed (3)	$14,578	$12,546
Unbilled (2)	9,307	6,888
	$23,885	$19,434
Allowance for doubtful accounts	(648)	(658)
Accounts receivable - affiliates, net	$23,237	$18,776
(1) Includes $32,109 and $32,864 related to amounts due from a client in Africa as of June 30, 2020 and December 31, 2019, respectively.
(2) Amounts are net of unbilled reserves.
(3) Includes $402 and $397 of retainage receivables due from affiliates as of June 30, 2020 and December 31, 2019, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$509	$331	$1,080	$848
Total	$509	$331	$1,080	$848

Intangible assets, net	$178		$232

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $27 and $119 for the three months ended June 30, 2020 and 2019, respectively, and $54 and $233 for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2020 (remaining 6 months)	$25
2021	51
2022	51
2023	51
2024	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the six months ended June 30, 2020:

Balance, December 31, 2019	$48,024
Translation adjustments (1)	(3,593)
Balance, June 30, 2020	$44,431
(1) The translation adjustment was calculated based on the foreign currency exchange rates as of June 30, 2020.

The Company performed its 2019 annual impairment test effective July 1, 2019, and noted no impairment. Based on the valuation as of July 1, 2019, the fair value of the Company exceeded its carrying value. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

Despite the excess fair value identified in our 2019 impairment assessment, the Company determined that the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred. The Company bypassed the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test concluded that the fair value of the Company (reporting unit) exceeded its carrying amount at June 30, 2020, and therefore, goodwill is not considered impaired.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2020	December 31, 2019

Accounts payable	$21,712	$22,102
Accrued payroll and related expenses*	25,022	24,718
Accrued subcontractor fees	9,051	9,405
Accrued agency fees*	4,650	4,395
Accrued legal and professional fees	2,330	2,169
Other accrued expenses	4,149	2,383
	$66,914	$65,172
 * $4,156 in accrued agency fees at December 31, 2019 that were previously included in accrued payroll and related expenses, are now reflected in accrued agency fees.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.79%	7.92%	$29,100	$29,250
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.92%	6.27%	20,400	9,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.13%	4.16%	2,865	2,302
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2021	Variable	5.76%	5.81%	1,070	593
Hill International Brasil S.A. - Revolving Credit Facility (5)	06/12/2020	Fixed	2.80%	3.24%	—	498
Unsecured Notes Payable and Long-Term Debt
Hill International Spain S.A.-Bankia S.A. & Bankinter S.A.(6)	12/31/2021	Fixed	2.21%	2.21%	795	1,054
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.79%	2.79%	451	486
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (6)(7)	05/04/2024	Variable	2.23%	N/A	337	—
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (6)(7)	05/30/2025	Fixed	3.91%	N/A	337	—
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (6)(7)	06/19/2025	Variable	2.28%	N/A	337	—
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (6)(7)	06/05/2020	Variable	2.54%	N/A	279	—
Total notes payable and long-term debt, gross					$55,971	$43,583
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(573)	(641)
Notes payable and long-term debt					$55,398	$42,942
Current portion of notes payable					$2,014	$1,972
Current portion of unamortized debt discount and deferred financing costs					$(186)	$(180)
Current maturities of notes payable and long-term debt					$1,828	$1,792
Notes payable and long-term debt, net of current maturities					$53,570	$41,150

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through June 30, 2020 since the loan origination or modification date.

(2) As of June 30, 2020 and December 31, 2019, the Company had $5,834 and $6,548 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $2,266 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 and $25,000 as of June 30, 2020 and December 31, 2019, respectively. See 'Secured Credit Facilities' section below for further information.

(3) As of June 30, 2020 and December 31, 2019, the Company had $2,527 and $3,145 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $277 and $2,232 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $5,669 and $7,679 as of June 30, 2020 and December 31, 2019, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of June 30, 2020 and December 31, 2019. The Company had $2,061 and $2,538 of availability under the credit facility as of June 30, 2020 and December 31, 2019, respectively.

(5) See Note 15 - Deconsolidation of Controlling Interest in Subsidiary related to the bankruptcy and liquidation of Hill International Brasil S.A. (the "borrower"), which resulted in the deconsolidation of the borrower from the Company's consolidated financial statements. This unsecured revolving credit facility was subject to automatic renewals on a monthly basis. Effective with the November 2019 renewal of the unsecured revolving credit facility, the interest rate was reduced by the credit facility lender from 3.30% to 2.80%. The Company had no availability under the unsecured credit facility as of December 31, 2019. The amounts outstanding are based on conversion rates from Brazilian Real as of December 31, 2019.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of June 30, 2020 and December 31, 2019.

(7) Includes loan agreements, through a subsidiary of the Company, entered into between April and June 2020, where the respective loan agreements require interest-only monthly payments during grace periods that last from six months or one year from the date of the agreements. The variable interest loans are subject to either semi-annual or annual review by the respective lenders thereof and the respective interest rates in respect thereof are determined based on the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus a margin, as set by the repective lender.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at June 30, 2020.

On April 1, 2020, the Company amended its Secured Credit Facilities, which increased the credit commitment with one of the U.S. Lenders under the Domestic Revolving Credit Facility by $3,500 from $25,000 to $28,500 and simultaneously decreased the credit commitment with the International Lender under the International Revolving Credit Facility by €3,179 (approximately $3,500 at closing) from €9,156 ($6,715) to €5,977 ($3,215).

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $1,034 and $1,317 at June 30, 2020 and December 31, 2019, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the LIBOR rate for the relevant interest period plus 3.75% per annum or the Base Rate plus 2.75% per annum. The interest rate on borrowings under the International Revolving Credit Facility will be the EURIBOR for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus 4.50% per annum.

Commitment fees are calculated at 0.50% annually on the average daily unused portion of the Domestic Revolving Credit Facility, and are calculated at 0.75% annually on the average daily unused portion of the International Revolving Credit Facility.

Generally, the obligations of the Company under the Domestic Revolving Credit Facility are secured by a first-priority security interest in the Eligible Domestic Receivables (as defined in the Demestic Revolving Credit Facility), cash proceeds and bank accounts of the Company and certain of the Company’s U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and such subsidiaries. The obligations of the Subsidiary (as defined in the International Revolving Credit Facility) under the International Revolving Credit Facility are generally secured by a first-priority security interest in substantially all accounts receivable and cash proceeds thereof, certain bank accounts of the Subsidiary and certain of the Company’s non-U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

Other Financing Arrangements

On May 1, 2020, subsequent to the maturity of the Company's previous commercial premium financing arrangement in April 30, 2020 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,391. The terms of the arrangement include a $509 down payment, followed by monthly payments to be made over a ten-month period at a 3.04% interest rate through March 31, 2021.

At June 30, 2020 and December 31, 2019, the balance payable of $2,598 and $768 to AFCO was reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $802 and $801 for the three months ended June 30, 2020 and 2019, respectively, and $1,201 and $1,042 for the six months ended June 30, 2020 and 2019, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the six months ended June 30, 2020 and 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 723 and 758 RSUs, respectively. No RSU's were granted during the three months ended June 30, 2020 and 2019. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2020 and 2019, the related compensation expense was recorded based on a weighted average price per share of $3.28 and $3.23, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during the six months ended June 30, 2020 and for the years ended December 31, 2019, 2020 and 2021 for the RSUs granted during three months ended June 30, 2019. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the three and six months ended June 30, 2020 and 2019, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

Deferred Stock Units ("DSU") issued under the 2017 Plan entitle participants to receive one share of the Company's common stock for each DSU and they will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSUs.

During the three months ended June 30, 2020 and 2019, 287 and 217 DSU's were granted at a weighted average price of $1.67 and $2.71, respectively. During the six months ended June 30, 2020 and 2019, 295 and 217 DSU's were granted at a weighted average price of $1.71 and $2.71, respectively. These DSU grants were issued to the Company's board of directors (the "Board") as part of their annual service retainer.

Stock Options

At June 30, 2020 and 2019, the Company had approximately 1,616 and 1,892 stock options outstanding, respectively, with a weighted average exercise price of $4.03 and $3.99, respectively. 500 stock options were granted during the three and six months ended June 30, 2019, No stock options were granted during the three and six months ended June 30, 2020. During the six months ended June 30, 2020 and 2019, options lapsed for approximately 263 and 551 shares, respectively, with a weighted average exercise price of $3.67 and $4.52, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were (5.6)% and 46.8% for the three months ended June 30, 2020 and 2019, respectively, and (25.6)% and 116.6% for the six months ended June 30, 2020 and 2019, respectively.

The change in the Company’s effective tax rate for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The reserve for uncertain tax positions amounted to $4,397 and $4,615 at June 30, 2020 and December 31, 2019, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense/(recovery) for any tax-related interest and penalties of $(5) and $(29) for the three months ended June 30, 2020 and 2019. Income tax expense/(recovery) related to these interest and penalties were $(2) and $(18) for the six months ended June 30, 2020, and 2019, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

United States	$49,785	52.7%	$51,336	52.2%	$95,805	51.0%	$99,438	50.6%
Latin America	659	0.7%	1,911	1.9%	1,830	1.0%	4,345	2.2%
Europe	14,432	15.3%	10,622	10.8%	25,969	13.8%	21,956	11.1%
Middle East	21,529	22.8%	25,972	26.5%	46,101	24.5%	54,283	27.6%
Africa	7,258	7.7%	6,930	7.1%	14,555	7.8%	13,879	7.0%
Asia/Pacific	786	0.8%	1,486	1.5%	3,497	1.9%	3,039	1.5%
Total	$94,449	100.0%	$98,257	100.0%	$187,757	100.0%	$196,940	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

United States	$34,690	45.8%	$34,199	44.3%	$68,734	45.0%	$66,794	42.8%
Latin America	659	0.9%	1,914	2.5%	1,830	1.2%	4,343	2.8%
Europe	11,067	14.6%	10,182	13.2%	21,648	14.2%	21,084	13.5%
Middle East	21,639	28.5%	23,075	30.0%	45,052	29.4%	48,335	31.0%
Africa	6,564	8.7%	6,366	8.3%	13,166	8.6%	12,777	8.2%
Asia/Pacific	1,141	1.5%	1,299	1.7%	2,480	1.6%	2,702	1.7%
Total	$75,760	100.0%	$77,035	100.0%	$152,910	100.0%	$156,035	100.0%

For the three and six months ended June 30, 2020 and 2019, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(3)	2020	2019(3)

United States (1)	$9,879	$8,411	$17,267	$14,149
Latin America	(698)	(527)	(941)	36
Europe (1)	1,138	2,174	2,835	2,302
Middle East (1)	1,160	4,478	2,257	9,552
Africa	415	1,411	1,278	4,425
Asia/Pacific	42	178	225	(293)
Corporate (2)	(8,627)	(11,521)	(23,477)	(25,028)
Total	$3,309	$4,604	$(556)	$5,143
        (1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange expense (benefit) of $265 and $8 for the three and six months ended June 30, 2020, respectively, and $4,316 and $(18) for the three and six months ended June 30, 2019, respectively.
(3) see Reclassification paragraph in Note 3-Basis of Presentation related to the reclassification of certain back-office expenses and foreign currency translation gains and losses.

Depreciation and Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Project Management	$304	$790	$668	$1,564
Corporate (1)(2)	(53)	4	2,007	21
Total	$251	$794	$2,675	$1,585
(1) the three months ended June 30, 2020 includes a $278 true up of depreciation expense for the six months ended June 30, 2020.
(2) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party for the six months ended June 30, 2020.

Total Revenue By Client Type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

U.S. federal government	$3,922	4.2%	$4,395	4.5%	$8,532	4.6%	$9,087	4.6%
U.S. state, regional and local governments	30,349	32.1%	32,076	32.6%	60,900	32.4%	62,971	32.0%
Foreign governments	25,605	27.1%	24,204	24.6%	50,969	27.1%	49,883	25.3%
Private sector	34,573	36.6%	37,582	38.3%	67,356	35.9%	74,999	38.1%
Total	$94,449	100.0%	$98,257	100.0%	$187,757	100.0%	$196,940	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	June 30, 2020	December 31, 2019

United States	$8,115	$9,701
Latin America	194	700
Europe	432	473
Middle East	831	803
Africa	140	139
Asia/Pacific	59	79
Total	$9,771	$11,895

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The Company is waiting to receive a final determination on all outstanding issues, which is scheduled to occur in October 2020.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued. In June 2020, the Kuwait Court of Appeal issued judgement confirming the Kuwait First Instance Court's decision. The Company is working to file a pleading before the Kuwait Cassation Court, which is due by August 30, 2020.
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,022, which is included in other liabilities in the consolidated balance sheet at June 30, 2020.

Note 14 — Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal or early termination options is made by the Company at lease inception when establishing the term of the lease. Based on the later of the lease's commencement date or Company's adoption of ASC-842 on January 1, 2019, the Company recognizes right-of use lease assets and lease liabilities on its consolidated balance sheet for all leases in excess of one year in duration. The lease liability represents the present value of the remaining lease payments, which only includes payments that are fixed and determinable at the time of commencement, over the lease term. The lease term may be adjusted for renewal or early termination options provided in the leases only if it is reasonably certain that the Company will exercise such options. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date for rent payments that are determined to be fixed, or are determinable at the lease commencement date. Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities. Typically, these amounts for such payments cannot be determined at the lease commencement date, and are identified as variable lease payment, which are recognized as incurred.

Total rent expense of $1,856 and $2,373 for the three months ended June 30, 2020 and 2019, respectively, and $4,163 and $4,359 for the six months ended June 30, 2020 and 2019, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the six months ended June 30, 2020 and 2019 included $907 and $1,063, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

During the three months ended June 30, 2020, as a result of the COVID-19 pandemic, the Company received rent concessions from certain lessors primarily in the form of rent payment deferrals, where rents that were originally scheduled to be paid to such lessors during the three months ended June 30, 2020, per the terms of the leases, were agreed to not become due and payable until 2021, with the option to pay the amounts deferred in monthly installments, plus interest. In April 2020, the FASB issued a Q&A in order to simplify how ASC-842 should be applied to rent concessions received as a result of the pandemic, and provided an optional practical expedient that permits an entity to make an election to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications, under certain conditions. Entities that make this election can then apply the lease modification guidance in ASC-842 or account for the concession as if it were contemplated as part of the existing contract. The Company elected to apply such practical expedient and not apply the lease modification guidance and has accordingly continued to recognize the rent expense as if no deferral had been provided. The Company recorded a payable for these amounts reflected in accounts payable and accrued expenses in the Company's consolidated balance sheets of $586 for such rent deferrals.

The Company subleases certain real estate to third parties. The sublease income recognized for the three and six months ended June 30, 2020 was $380 and $556, respectively, and $143 and $286 for the three and six months ended June 30, 2019, respectively.

The following is a schedule of maturities of lease liabilities by year as of June 30, 2020:

	Total Operating Lease Payments	Total Finance Lease Payments
2020 (excluding the six months ended June 30, 2020)	$6,312	$16
2021	4,852	24
2022	4,062	24
2023	3,224	24
2024	2,219	10
Thereafter	3,952	—
Total minimum lease payments (1) (2)	24,621	98
Less amount representing imputed interest	3,889	—
Present value of lease obligations	$20,732	$98
Weighted average remaining lease term (years)	4.82	3.92
Weighted average discount rate	6.91%	2.05%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of June 30, 2020, where applicable.
(2) Includes operating lease extensions to lease agreements that have been executed, but has not yet commenced, as of June 30, 2020.

Note 15 - Deconsolidation of Controlling Interest in Subsidiary

On June 12, 2020, Hill International Brasil S.A ("Hill Brazil") filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo Brazil. Hill Brazil was a consolidated operating subsidiary of Hill International Brasil Participacoes LTDA ("Brazil Consolidated"). A trustee was appointed by the court on June 15, 2020 to oversee the settlement of liabilities and close the entity. The Company lost control of Hill Brazil on the date of the bankruptcy filing and as a result deconsolidated Hill Brazil at that time.

At June 12, 2020, Hill Brazil's assets totaled $1,901, and consisted of Cash $9, Accounts receivable $1,380, Property, Plant & Equipment $295 and other assets $217. At June 12, 2020, Hill Brazil's liabilities totaled $3,538 and consisted of Accounts payable and accrued expenses $1,800, debt $365, deferred revenue $132 and other liabilities $1,242, therefore Hill Brazil's liabilities exceeded assets by $1,638. The write-off of the investment in Hill Brazil by Brazil Consolidated resulted in a $1,201 loss. The write-off of the balance sheet and write-off of the investment in Hill Brazil resulted in a $437 gain on the deconsolidation before consideration of foreign currency adjustments and intercompany items.

In conjunction with the liquidation of Hill Brazil, the Company's intercompany receivables from Hill Brazil totaling $116 were fully reserved and an intercompany payable of $1,180 to Hill Brazil from Brazil Consolidated was written off against the income/loss of the liquidation. Additionally, $5,565 of accumulated other comprehensive losses related to foreign currency adjustments was taken into expense. This resulted in a net loss of $4,064 related to the deconsolidation which was recorded on the consolidated statements of operations under Other loss, net.

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

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits, except for paid time-off, which is recorded in selling, general and administrative expensess ("SG&A") on our consolidated statements of operations. We also provide services under fixed price contracts and T&M contracts with a cap.

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

SG&A consists primarily of personnel costs that are not billable and corporate or regional costs such as sales, business development, proposals, operations, finance, human resources, legal, marketing, management and administration.

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
We instituted a work-from-home policy for all offices and employees globally in late March, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees are already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities are not expected to impair their ability to continue to perform services for our clients. Employees have been returning to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.

Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. The majority of our billable employees have continued to provide billable services to our clients, either on-site or remotely at the same or at a slightly reduced volume as in effect prior to the spread of COVID-19.
Nearly all our employees had company laptop computers and the ability to work remotely prior to the institution of our work-at-home policy. The work-at-home policy did not have a significant impact on our employees’ ability to perform their job requirements. Our internal control structure does not generally require physical access to our office locations, and has not to date and is not expected in the future to be adversely impacted by the spread of COVID-19 and the corresponding response by certain governmental authorities. Processes that require physical access to our offices, such as receiving mail (including collections) and processing and mailing manual checks, are being performed by designated individuals at a reduced frequency while certain of our offices remain closed.
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
We also experienced a lower than normal amount of collections during the latter part of March. Collections returned to a more normal level during the second quarter. We anticipate we may experience additional deferred collections during the duration of the economic slowdown caused by the COVID-19 pandemic. We had unrestricted cash of $23,198 and available borrowing capacity on our credit facilities totaling $4,604 at June 30, 2020. Additionally, we are evaluating our eligibility for the Main Street Lending Program established in the Coronavirus Aid Relief and Economic Security Act (the "CARES Act") and intend to apply for additional loan proceeds through this program, if we are eligible.
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
We will continue to evaluate the potential short-term and long-term implications of COVID-19 on our consolidated financial statements and operations. We believe that the lower backlog reflected in the financial statements at June 30, 2020 was primarily due to the effects of the COVID-19 pandemic. The potential additional future impacts to our consolidated financial statements of operations include, but are not limited to: decreased CFR, lower gross and operating margins, impairment of goodwill and indefinite-lived intangible assets and fair value and collectability of receivables.
Any of these outcomes could have a material adverse impact on our business, financial condition, results of operations and cash flows. Management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for at least the next 12 months from the date of this report.

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income Statement Data:
Consulting fee revenue	$75,760	$77,035	$(1,275)	(1.7)%	$152,910	$156,035	$(3,125)	(2.0)%
Reimbursable expenses	18,689	21,222	(2,533)	(11.9)%	34,847	40,905	(6,058)	(14.8)%
Total revenue	$94,449	$98,257	$(3,808)	(3.9)%	$187,757	196,940	$(9,183)	(4.7)%
Direct expenses	65,032	66,955	(1,923)	(2.9)%	130,080	134,202	(4,122)	(3.1)%
Gross profit	$29,417	$31,302	$(1,885)	(6.0)%	$57,677	$62,738	$(5,061)	(8.1)%
Selling, general and administrative expenses	26,857	27,407	(550)	(2.0)%	54,955	58,744	(3,789)	(6.5)%
Foreign currency exchange loss (benefit)	265	8	257	3,212.5%	4,316	(18)	4,334	(24,077.8)%
Plus: Share of profit of equity method affiliates	1,014	717	297	41.4%	1,038	1,131	(93)	(8.2)%
Operating profit (loss)	$3,309	$4,604	$(1,295)	(28.1)%	$(556)	$5,143	$(5,699)	(110.8)%
Interest and related financing fees, net	1,296	1,411	(115)	(8.2)%	2,595	2,923	(328)	(11.2)%
Other loss, net	(3,847)	—	(3,847)	100.0%	(3,502)	—	(3,502)	100.0%
(Loss) earnings before income taxes	$(1,834)	$3,193	$(5,027)	(157.4)%	$(6,653)	$2,220	$(8,873)	(399.7)%
Income tax expense	102	1,493	(1,391)	(93.2)%	1,705	2,588	(883)	(34.1)%
Net (loss) earnings	$(1,936)	$1,700	$(3,636)	(213.9)%	$(8,358)	$(368)	$(7,990)	2,171.2%
Less: net earnings - noncontrolling interests	18	83	(65)	(78.3)%	177	150	27	18.0%
Net (loss) earnings attributable to Hill International, Inc.	$(1,954)	$1,617	$(3,571)	(220.8)%	$(8,535)	$(518)	$(8,017)	1,547.7%

Three Months Ended June 30, 2020 Compared to the
Three Months Ended June 30, 2019

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2020		2019		$	%

United States	$49,785	52.7%	$51,336	52.2%	$(1,551)	(3.0)%
Latin America	659	0.7%	1,911	1.9%	(1,252)	(65.5)%
Europe	14,432	15.3%	10,622	10.8%	3,810	35.9%
Middle East	21,529	22.8%	25,972	26.5%	(4,443)	(17.1)%
Africa	7,258	7.7%	6,930	7.1%	328	4.7%
Asia/Pacific	786	0.8%	1,486	1.5%	(700)	(47.1)%
Total	$94,449	100.0%	$98,257	100.0%	$(3,808)	(3.9)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2020		2019		$	%

United States	$34,690	45.8%	$34,199	44.3%	$491	1.4%
Latin America	659	0.9%	1,914	2.5%	(1,255)	(65.6)%
Europe	11,067	14.6%	10,182	13.2%	885	8.7%
Middle East	21,639	28.5%	23,075	30.0%	(1,436)	(6.2)%
Africa	6,564	8.7%	6,366	8.3%	198	3.1%
Asia/Pacific	1,141	1.5%	1,299	1.7%	(158)	(12.2)%
Total	$75,760	100.0%	$77,035	100.0%	$(1,275)	(1.7)%

CFR was $75,760 and $77,035 of the total revenue for the three months ended June 30, 2020 and 2019, respectively, which comprised 80.2% and 78.4% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit by Geographic Region:

	Three Months Ended June 30,						Change
	2020			2019			$	%

			% of CFR			% of CFR
United States	$15,253	51.9%	44.0%	$14,717	47.1%	43.0%	$536	3.6%
Latin America	211	0.7%	32.0%	638	2.0%	33.3%	(427)	(66.9)%
Europe	4,268	14.5%	38.6%	3,828	12.2%	37.6%	440	11.5%
Middle East	6,411	21.8%	29.6%	8,584	27.4%	37.2%	(2,173)	(25.3)%
Africa	2,864	9.7%	43.6%	2,946	9.4%	46.3%	(82)	(2.8)%
Asia/Pacific	410	1.4%	35.9%	589	1.9%	45.3%	(179)	(30.4)%
Total	$29,417	100.0%	38.8%	$31,302	100.0%	40.6%	$(1,885)	(6.0)%

Consolidated gross margin as a percentage of CFR decreased between periods primarily due to the following:

Middle East:

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin and a reduction in the revenue on another project related to updated cost projections.

Africa:

The decrease in gross margin as a percentage of CFR in the region is primarily due to the 2019 closeout of a high margin project in Morocco.

Asia/Pacific:

The decrease in gross margin as a percentage of CFR in the region is primarily the result of the demobilization of 2 projects in the region with much higher than average gross margins reducing the overall gross margin in the region.

SG&A Expenses:

SG&A expenses for the three months ended June 30, 2020 decreased approximately $550 when compared to the same period in 2019. The decrease was primarily the result of unapplied labor decreasing $1,519, travel and auto expenses decreasing $808 and business development costs decreasing $240 as a result of the COVID-19 stay at home orders issued throughout the world. In addition, there was an approximate $435 decrease in professional fees due to lower fees being charge for certain services. These decreases were partially offset by $649 less in recoveries of bad debts during the three months ended June 30, 2020 compared to the same period in 2019. In addition,.the three month period ended June 30, 2019 included a $1,100 reversal of certain non-recurring costs which were not present in the same period in 2020. SG&A expenses represented approximately 35.5% and 35.6% of CFR for the three months ended June 30, 2020 and 2019, respectively.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended June 30, 2020 is $1,296, net of $32 of interest income. Interest and related financing fees for the three months ended June 30, 2019 are $1,411, net of $123 of interest income. Interest and related financing fees for the three months ended June 30, 2020 includes lower interest expenses primarily related to our U.S. dollar-denominated revolving credit facility and term loan with Société Générale and other U.S. Loan Parties (the "U.S. Credit Facilities") due to a lower weighted-average interest rate throughout the three months ended June 30, 2020, when compared to the three months ended June 30, 2019.

Other Loss, net

During the three months ended June 30, 2020, the Company recognized $4,064 in losses related to the bankruptcy and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), offset by other non-operating income of $217.

Income Taxes

The effective income tax rate for the three months ended June 30, 2020 and 2019 were (5.6)% and 46.8%, respectively. The change in our effective tax rate for the three months ended June 30, 2020 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates.

Six Months Ended June 30, 2020 Compared to the
Six Months Ended June 30, 2019

Total Revenue by Geographic Region:

	Six Months Ended June 30,				Change
	2020		2019		$	%

United States	$95,805	51.0%	$99,438	50.6%	$(3,633)	(3.7)%
Latin America	1,830	1.0%	4,345	2.2%	(2,515)	(57.9)%
Europe	25,969	13.8%	21,956	11.1%	4,013	18.3%
Middle East	46,101	24.5%	54,283	27.6%	(8,182)	(15.1)%
Africa	14,555	7.8%	13,879	7.0%	676	4.9%
Asia/Pacific	3,497	1.9%	3,039	1.5%	458	15.1%
Total	$187,757	100.0%	$196,940	100.0%	$(9,183)	(4.7)%

Consulting Fee Revenue:

	Six Months Ended June 30,				Change
	2020		2019		$	%

United States	$68,734	45.0%	$66,794	42.8%	$1,940	2.9%
Latin America	1,830	1.2%	4,343	2.8%	(2,513)	(57.9)%
Europe	21,648	14.2%	21,084	13.5%	564	2.7%
Middle East	45,052	29.4%	48,335	31.0%	(3,283)	(6.8)%
Africa	13,166	8.6%	12,777	8.2%	389	3.0%
Asia/Pacific	2,480	1.6%	2,702	1.7%	(222)	(8.2)%
Total	$152,910	100.0%	$156,035	100.0%	$(3,125)	(2.0)%

CFR was $152,910 and $156,035 of the total revenue for the six months ended June 30, 2020 and 2019, respectively, which comprised 81.4% and 79.2% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the six months ended compared to the same period in 2019 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit by Geographic Region:

	Six Months Ended June 30,						Change
	2020			2019			$	%

			% of CFR			% of CFR
United States	$29,107	50.5%	42.3%	$28,043	44.7%	42.0%	$1,064	3.8%
Latin America	634	1.1%	34.6%	1,512	2.4%	34.8%	(878)	(58.1)%
Europe	8,229	14.3%	38.0%	8,087	12.9%	38.4%	142	1.8%
Middle East	13,044	22.6%	29.0%	18,081	28.8%	37.4%	(5,037)	(27.9)%
Africa	5,654	9.8%	42.9%	5,805	9.3%	45.4%	(151)	(2.6)%
Asia/Pacific	1,009	1.7%	40.7%	1,210	1.9%	44.8%	(201)	(16.6)%
Total	$57,677	100.0%	37.7%	$62,738	100.0%	40.2%	$(5,061)	(8.1)%

Consolidated gross margin as a percentage of CFR decreased between periods primarily due to the following:
Middle East

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin, increase in expense related to the liquidation of a bond and a reduction in the revenue of an ongoing project related to updated cost projections.

Africa

The decrease in gross margin as a percentage of CFR in the region is primarily due to the 2019 closeout of a high margin project in Morocco.

Asia/Pacific

The decrease in gross margin as a percentage of CFR in the region is primarily the result of the demobilization of 2 projects in the region with much higher than average gross margins reducing the overall gross margin in the region.

SG&A Expenses:

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased approximately $3,789 when compared to the same period in prior year. The decrease was primarily due to bad debt expense decreasing by approximately $1,050 as a result of improved collection during 2020 and reclassification in 2020 of a prior bad debt provision to a reduction in revenue, an approximate $1,400 decrease in professional fees due to lower fees being charged, and an approximate $1,200 decrease in legal expenses in 2020 primarily as a result of a settlement of previously incurred legal expenses. In addition, 2019 had retention bonus expenses of approximately $600 which did not recur in 2020. Partially offsetting these decreases was a $1,600 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party during the first quarter of 2020. SG&A expenses represented approximately 35.9% and 37.6% of CFR for the six months ended June 30, 2020 and 2019, respectively.

Foreign Currency Exchange Loss (Benefit)

Foreign currency exchange losses were approximately $4,300 greater for the six months ended June 30, 2020 compared to the same period in 2019. The currency exchange losses were primarily caused by a 28.6% weakening of the Brazilian Real against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $328 to $2,595, which is net of $78 in interest income, for the six months ended June 30, 2020 as compared with $2,923 for six months ended June 30, 2019, which includes $256 of interest income. This decrease is due to a lower weighted-average interest rate on our U.S. Credit Facilities applicable to the six months ended June 30, 2020, when compared to the weighted -average interest rate charged during the six months ended June 30, 2019.

Other Loss, net

During the six months ended June 30, 2020, a loss of $4,064 was recognized due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), net of other non-operating income of $217. An additional $345 of income was recognized during the first quarter of 2020 related to the cancellation of a PDIC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

Income Taxes

For the six months ended June 30, 2020 and 2019, we recognized an income tax expense of $1,705 and $2,588, respectively.

The effective income tax rate for the six-month periods ended June 30, 2020 and 2019 was (25.6)% and 116.6% , respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2020 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from August 5, 2020, the date of this report.

At June 30, 2020, our primary sources of liquidity consisted of $23,198 of cash and cash equivalents, of which $15,852 was on deposit in foreign locations, and $4,604 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2020, we had approximately $49,723 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

Please see "Impact of COVID-19 on our Business" above for our discussion about the impact of COVID-19 on liquidity.

Sources of Additional Capital

A significant increase in our current backlog or impacts on our liquidity from the COVID-19 pandemic may require us to obtain additional financing. If additional financing is required in the future due to an increase in backlog, impacts from the COVID-19 pandemic or changes in strategic or operating plans, we cannot provide any assurance that any other sources of financing will be available, or if available, that the financing will be on terms acceptable to us. We are currently evaluating the recently opened Main Street Lending Programs to determine our eligibility.

Cash Flows

	Six Months Ended June 30,
	2020	Change	2019

Net cash (used in) provided by operating activities	$(4,554)	$(5,990)	$1,436
Net cash used in investing activities	(972)	603	(1,575)
Net cash provided by financing activities	13,060	9,126	3,934
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(846)	88	(934)
Net (decrease) increase in cash, cash equivalents and restricted cash	$6,688		$2,861

Operating activities

During the six months ended June 30, 2020, cash used in operating activities was primarily due to increases in accounts receivable - affiliates related to slower collections as discussed above under Impact of COVID-19 on our business. For the six months ended June 30, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors and increased collection activity in the Middle East and Africa.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $9,067 at December 31, 2019 to $8,463 at June 30, 2020, primarily due to the return of collateral on matured bonds.

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

Investing activities

During the six months ended June 30, 2020 and 2019, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the six months ended June 30, 2020 and 2019, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the six months ended June 30, 2020, the effects of exchange rate changes on cash was primarily driven by the recognition of balances previously included in accumulated other comprehensive losses into expense due to the bankruptcy and liquidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein) and a 28.6% weakening of the Brazilian Real against the Euro.

For the six months ended June 30, 2019, the effects of exchange rates on cash were primarily driven by the weakening of the Euro (2.6%) against the U.S. Dollar.

Backlog

Our backlog represents CFR, which includes management’s estimate of the amount of contracts and awards in-hand that we expect to recognize as CFR in future periods as a component of total revenue. Beginning with the year ended December 31, 2019, we excluded new backlog from indefinite delivery/indefinite quantity ("ID/IQ") contracts in circumstances where the work has not yet been approved by the client. ID/IQ contracts require us to deliver an indefinite amount of service over a predetermined period of time. Estimated future CFR from ID/IQ contracts is only included in our total backlog if the work has been approved starting in 2019, whereas prior year backlog included estimated CFR from all ID/IQ contracts. As of June 30, 2020, management has evaluated all backlog existing prior to 2019 for the purpose of reporting this pre-2019 backlog consistent with the methodology above. This resulted in a reduction to backlog of $46,584 at December 31, 2019 and June 30, 2020 and a reduction in the 12-month backlog of $397 at December 31, 2019. Our backlog is evaluated by management, on a project-by-project basis, and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
June 30, 2020
United States	$290,098	44.9%	$100,984	47.7%
Latin America	2,761	0.4%	1,711	0.8%
Europe	89,540	13.8%	36,244	17.1%
Middle East	173,299	26.7%	50,228	23.7%
Africa	75,883	11.7%	17,186	8.1%
Asia/Pacific	16,330	2.5%	5,498	2.6%
Total	$647,911	100.0%	$211,851	100.0%

December 31, 2019
United States	$324,621	42.5%	$103,106	41.8%
Latin America	16,351	2.1%	5,068	2.1%
Europe	90,134	11.8%	35,000	14.2%
Middle East	229,373	30.1%	74,846	30.4%
Africa	86,203	11.3%	22,574	9.2%
Asia/Pacific	17,995	2.4%	5,563	2.3%
Total	$764,677	100.2%	$246,157	100.0%

At June 30, 2020, our backlog was $647,911 compared to $764,677 at December 31, 2019, which included re-evaluation and write down of the realizable value of a number of contracts booked before January 1, 2019, some of which were as a result of the impacts of COVID-19. Backlog also declined in during the three months ended June 30, 2020 as the result of other COVID-related cancellations and scope reductions.

Our 2020 year-to-date CFR net bookings of $36,144 equates to a book-to-burn ratio for the six months ended ended June 30, 2020 of 23.6%. CFR net bookings represent the value of new bookings, less any cancellations and other reductions of existing backlog. The amount of our new bookings, before any cancellations or other reductions, was $118,600 and equates to a book-to-burn ratio of 77.6% for the six months ended ended June 30, 2020. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $211,851 or 32.7% of the backlog at June 30, 2020, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $113,418 and the backlog of $647,911 at June 30, 2020 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2019 Annual Report on Form 10-K (“2019 Form 10-K"), our disclosure controls and procedures were ineffective as of June 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three and six months ended June 30, 2020, and, described in Item 9A of our 2019 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 13 — Commitments and Contingencies, Legal Proceedings and Part 1, item 1, Note 15, Deconsolidation of Controlling Interest in Subsidisry.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 5, 2020

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 5, 2020