Form 10-Q
period 2020-09-30
Hill International, Inc.
filed 2020-11-09
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

There were 56,227,924 shares of the Registrant’s Common Stock outstanding at October 29, 2020.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), and it is Hill International, Inc.'s (the "Company") intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning the Company's plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Cash and cash equivalents	$33,270	$15,915
Cash - restricted	4,680	4,666
Accounts receivable, net	104,764	103,892
Current portion of retainage receivable	12,540	16,459
Accounts receivable - affiliates	25,070	18,776
Prepaid expenses and other current assets	12,148	9,340
Income tax receivable	1,822	2,256
Total current assets	194,294	171,304
Property and equipment, net	9,485	11,895
Cash - restricted, net of current portion	4,155	4,401
Operating lease right-of-use assets	14,022	17,451
Financing lease right-of-use assets	271	—
Retainage receivable	6,113	5,695
Acquired intangibles, net	165	232
Goodwill	45,253	48,024
Investments	3,055	1,711
Deferred income tax assets	3,104	3,800
Other assets	2,520	5,038
Total assets	$282,437	$269,551
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$3,261	$1,792
Accounts payable and accrued expenses	68,452	65,172
Income taxes payable	1,951	3,152
Current portion of deferred revenue	9,180	10,773
Current portion of operating lease liabilities	5,025	5,736
Current portion of financing lease liabilities	70	—
Other current liabilities	7,999	4,876
Total current liabilities	95,938	91,501
Notes payable and long-term debt, net of current maturities	54,362	41,150
Retainage payable	823	1,551
Deferred income taxes	418	419
Deferred revenue	1,887	3,041
Non-current operating lease liabilities	14,141	17,030
Non-current financing lease liabilities	274	—
Other liabilities	4,082	4,631
Total liabilities	171,925	159,323
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,916 shares and 62,708 shares issued at September 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	214,596	212,759
Accumulated deficit	(77,781)	(71,360)
Accumulated other comprehensive income (loss)	1,673	(3,817)
Less treasury stock of 6,807 and 6,546 at September 30, 2020 and December 31, 2019, respectively	(29,056)	(28,231)
Hill International, Inc. share of equity	109,438	109,357
Noncontrolling interests	1,074	871
Total equity	110,512	110,228
Total liabilities and stockholders’ equity	$282,437	$269,551
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consulting fee revenue	$71,543	$75,747	$224,453	$231,782
Reimbursable expenses	17,109	19,923	51,956	60,828
Total revenue	$88,652	$95,670	$276,409	$292,610
Direct expenses	59,998	64,086	190,078	198,288
Gross profit	$28,654	$31,584	$86,331	$94,322
Selling, general and administrative expenses	25,588	27,422	80,543	86,163
Foreign currency exchange (benefit) loss	(694)	1,839	3,622	1,824
Plus: Share of profit of equity method affiliates	983	780	2,021	1,911
Operating profit	$4,743	$3,103	$4,187	$8,246
Interest and related financing fees, net	1,275	1,485	3,870	4,408
Other (loss) income, net	(152)	549	(3,654)	549
Earnings (loss) before income taxes	$3,316	$2,167	$(3,337)	$4,387
Income tax expense (benefit)	1,071	(340)	2,776	2,248
Net (loss) earnings	$2,245	$2,507	$(6,113)	$2,139
Less: net earnings - noncontrolling interests	131	26	308	176
Net earnings (loss) attributable to Hill International, Inc.	$2,114	$2,481	$(6,421)	$1,963

Basic earnings (loss) per common share - Hill International, Inc.	$0.04	$0.04	$(0.11)	$0.03
Basic weighted average common shares outstanding	56,702	56,549	56,551	56,178

Diluted earnings (loss) per common share - Hill International, Inc.	$0.04	$0.04	$(0.11)	$0.03
Diluted weighted average common shares outstanding	56,702	56,549	56,551	56,178

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$2,245	$2,507	$(6,113)	$2,139
Foreign currency translation adjustment, net of tax	639	(237)	5,385	(1,111)
Comprehensive earnings (loss)	2,884	2,270	(728)	1,028
Less: Comprehensive earnings attributable to noncontrolling interests	376	32	203	246
Comprehensive earnings (loss) attributable to Hill International, Inc.	$2,508	$2,238	$(931)	$782

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net earnings (loss)	—	—	—	(8,535)	—	—	—	(8,535)	177	(8,358)
Other comprehensive income (loss)	—	—	—	—	5,096	—	—	5,096	(350)	4,746
Share-based compensation expense	—	—	1,201	—	—	—	—	1,201	—	1,201
Shares issued under employee stock purchase plan	162	—	201	—	—	—	—	201	—	201
Transfer of shares pledged as collateral (1)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - June 30, 2020	62,609	$6	$214,161	$(79,895)	$1,279	6,807	$(29,056)	$106,495	$698	$107,193
Net income (loss)	—	—	—	2,114	—	—	—	2,114	131	2,245
Other comprehensive income (loss)	—	—	—	—	394	—	—	394	245	639
Shares issued to Board of Directors	291	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	415	—	—	—	—	415	—	415
Shares issued under employee stock purchase plan	16	—	20	—	—	—	—	20	—	20
Balance - September 30, 2020	62,916	$6	$214,596	$(77,781)	$1,673	6,807	$(29,056)	$109,438	$1,074	$110,512

Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net income (loss)	—	—	—	(518)	—	—	—	(518)	150	(368)
Other comprehensive income (loss)	—	—	—	—	(938)	—	—	(938)	64	(874)
Shares issued to Board of Directors	24	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,042	—	—	—	—	1,042	—	1,042
Shares issued under employee stock purchase plan	57	—	113	—	—	—	—	113	—	113
Balance - June 30, 2019	62,262	$6	$211,239	$(85,962)	$(3,513)	6,546	$(28,231)	$93,539	$819	$94,358
Net income (loss)	—	—	—	2,481	—	—	—	2,481	26	2,507
Other comprehensive income (loss)	—	—	—	—	(243)	—	—	(243)	6	(237)
Shares issued to Board of Directors	104	—	—	—	—	—	—	—	—	—
Share-based compensation expense	322	—	1,212	—	—	—	—	1,212	—	1,212
Shares issued under employee stock purchase plan (2)	17	—	42	—	—	—	—	42	—	42
Balance - September 30, 2019	62,705	$6	$212,493	$(83,481)	$(3,756)	6,546	$(28,231)	$97,031	$851	$97,882

(1) Reflects 261 shares of the Company's common stock pledged as collateral under the terms of a secured promissory note payable to the Company. During the three months ended March 31, 2020, the Company exercised its right to retain the shares upon the note holder's agreement to relinquish the shares upon the promissory note maturity date.
(2) Included $21 of proceeds related to ESPP shares issued during the three months ended September 30, 2019 that were received in the subsequent period, but were excluded in Hill International, Inc.'s (the "Company") consolidated statements of cash flows.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,113)	$2,139
Adjustments to reconcile net (loss) income to net cash provided by (used in):
Depreciation and amortization	3,380	2,435
(Recovery) provision for bad debts	(1,306)	(2,946)
Amortization of deferred loan fees	521	539
Deferred tax expense (benefit)	500	659
Share-based compensation	1,616	2,254
Operating lease right-of-use assets	3,163	3,936
Loss on liquidation of subsidiary	4,064	—
Foreign currency remeasurement losses	3,622	104
Deferred payroll tax payments	2,711	—
Changes in operating assets and liabilities:
Accounts receivable	4,686	13,988
Accounts receivable - affiliate	(6,294)	(6,306)
Prepaid expenses and other current assets	(2,418)	(2,136)
Income taxes receivable	39	(748)
Retainage receivable	(416)	(2,559)
Other assets	(2,643)	920
Accounts payable and accrued expenses	1,641	(5,463)
Income taxes payable	(1,161)	(1,286)
Deferred revenue	(2,451)	(2,235)
Operating lease liabilities	(3,259)	(4,361)
Other current liabilities	3,426	(264)
Retainage payable	(730)	624
Other liabilities	688	1,422
Net cash provided by operating activities	3,266	716
Cash flows from investing activities:
Purchase of property and equipment	(1,101)	(2,958)
Net cash used in investing activities	(1,101)	(2,958)
Cash flows from financing activities:
Proceeds from term loans	1,291	—
Repayment of term loans	(666)	(795)
Proceeds from revolving loans	38,486	10,070
Repayment of revolving loans	(24,268)	(4,977)
Proceeds from stock issued under employee stock purchase plan	221	167
Net cash provided by financing activities	15,064	4,465
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	(170)
Deconsolidated cash	9	—
Net increase in cash, cash equivalents and restricted cash	17,123	2,053
Cash, cash equivalents and restricted cash — beginning of period	24,982	23,107
Cash, cash equivalents and restricted cash — end of period	$42,105	$25,160

	Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2020	2019
Interest and related financing fees paid	$2,722	$4,113
Income taxes paid	2,018	2,484
Transfer of proceeds from shares pledged as collateral to treasury stock	825	—
Cash paid for amounts included in the measurement of lease liabilities	5,914	6,062
Right-of-use assets obtained in exchange for operating lease liabilities (1)	288	19,340
Right-of-use assets obtained in exchange for finance lease liabilities	475	—
(1) Amount for the nine months ended September 30, 2019 relates to the Company's January 1, 2019 adoption of Accounting Standards Update 2016-2, Leases (Topic 842). See Note 14 - Leases to the Company's Consolidated Financial Statements.

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

All amounts included in the following Notes to the Consolidated Financial Statements are in thousands, unless otherwise indicated, except per share data.

Note 2 — Liquidity

At September 30, 2020 and December 31, 2019, the Company's principal sources of liquidity consisted of $33,270 and $15,915 of cash and cash equivalents, respectively, $1,573 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $1,012 and $3,145 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $738 and $2,538 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. The effects of this global pandemic on the Company includes anticipated lower gross and operating margins, as well as temporary delays in certain accounts receivable collections. These effects may continue in the foreseeable future. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company now expects to achieve $11,000 - $13,000 in corporate cost reductions in 2020, an increase in savings over the $10,000 previously disclosed on Form 10-Q for the period ended June 30, 2020. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from November 9, 2020, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company is included in Item 2 Management's Discussion and Analysis within the Overview section of this Form 10-Q.

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

Foreign currency transaction gains and losses that in previously periods had been included in selling, general and administrative expenses line item on the Consolidated Statements of Operations are presented as a separate line item on the Consolidated Statements of Operations for the three and nine months ended September 30, 2020. The related foreign currency transaction gains and losses for the three and nine months ended September 30, 2019 have been recast to reflect this change. This change has no impact on the total operating profit/(loss) reported.

Certain accrued agency fees that had previously been included in accrued payroll and related expenses in the components of accounts payable and accrued expenses table in Note 8 - Accounts Payable and Accrued Expenses are currently being included within the accrued agency fees line item. The related amounts at December 31, 2019 have been recast to reflect this change.

Other (Loss) Income, net

During the nine months ended September 30, 2020, a loss of $4,064 was recognized due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15), net of other non-operating income of $65. An additional $345 of other income was recognized during the three months ended March 31, 2020, representing the cancellation of a loan agreement made with the PIDC-Local Development Corporation that was funded to the Company on October 24, 2014 as part of the city of Philadelphia's (the "City") Economic Stimulus Program. In February 2020, the City agreed to cancel this loan as a result of the Company satisfying all obligations upon which cancellation of such debt was conditioned in the Loan Agreement.

During the three months ended September 30, 2019, the Company recognized $649 of income in Other (Loss) Income, net, related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development (the "PADCED") in May 2015 (the "Grant"), net of $100 of expense related to other non-operating activity. The Grant was used as part of the relocation of Hill's corporate headquarters to the city of Philadelphia where partial or full repayment of the Grant is required if specific conditions were not met, which included maintaining a minimum number of employees throughout 2018, among other conditions, with the possibility of extension at the PADCED's discretion. In July 2019, the PADCED concluded that the Company is required to repay $351 of the Grant since the Company failed to meet its employment commitment. In July 2020, the PADCED agreed to further reduce the required repayment to $324 payable in four installments of $81 with the last installment due May 1, 2021.

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

No single client accounted for 10% or more of total revenue for the three and nine months ended September 30, 2020 or 2019.

There was one client in Africa who represents 10% or more to gross accounts receivable at September 30, 2020 and December 31, 2019, respectively, which represents 15% and 17% of the gross accounts receivable balance at September 30, 2020 and December 31, 2019, respectively.

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

(e)                                 Income Taxes

The Company estimates income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheets. The Company assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes recovery is not likely, the Company establishes a valuation allowance. To the extent the Company establishes a valuation allowance in a period, it must include an expense within the tax provision in the consolidated statements of operations. The Company has recorded a valuation allowance to reduce the deferred income tax assets to an amount that is more likely than not to be realized in future years. If the Company determines in the future that it is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position, that the deferred tax assets subject to the valuation allowance will be realized, then the previously provided valuation allowance will be adjusted.

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

If estimated total costs on any contract project a loss, the Company charges the entire estimated loss to operations in the period the loss becomes known. The cumulative effect of revisions to revenue, estimated costs to complete contracts, including penalties, incentive awards, change orders, claims, anticipated losses, and others are recorded in the accounting period in which the events indicating a loss are known and the loss can be reasonably estimated. These loss projects are re-assessed for each subsequent reporting period until the project is complete. Such revisions could occur at any time, and the effects may be material.

See Note 4 - Revenue from Contracts with Clients for more detail regarding how the Company recognizes revenue under each type of its contractual arrangements.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$33,270	$15,915
Cash - restricted	4,680	4,666
Cash - restricted, net of current portion	4,155	4,401
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$42,105	$24,982
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

The Company has outstanding options to purchase approximately 1,589 shares and 1,879 shares at September 30, 2020 and 2019, respectively. In addition, the Company had 715 and 511 restricted and deferred stock units outstanding at September 30, 2020 and 2019, respectively. These awards were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2020 and 2019 because they were anti-dilutive.

The following table provides a reconciliation to net income (loss) used in the numerator for loss per share attributable to Hill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss)	$2,245	$2,507	$(6,113)	$2,139
Less: net earnings - noncontrolling interests	131	26	308	176
Net earnings (loss) attributable to Hill International, Inc.	$2,114	$2,481	$(6,421)	$1,963

Basic weighted average common shares outstanding	56,702	56,549	56,551	56,178
Effect of dilutive securities:
Stock options	—	—	—	—
Unvested share-based compensation units	—	—	—	—
Diluted weighted average common shares outstanding	56,702	56,549	56,551	56,178

Basic and diluted earnings (loss) per common share - Hill International, Inc.	$0.04	$0.04	$(0.11)	$0.03

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

The components of the Company’s revenue by contract type and geographic region for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$4,574	$43,147	$47,721	53.9%	$4,043	$45,893	$49,936	52.3%
Latin America	472	2	474	0.5%	1,662	7	1,669	1.7%
Europe	7,387	4,078	11,465	12.9%	5,741	4,815	10,556	11.0%
Middle East	7,655	13,369	21,024	23.7%	7,567	17,880	25,447	26.6%
Africa	(75)	6,338	6,263	7.1%	388	6,617	7,005	7.3%
Asia/Pacific	—	1,705	1,705	1.9%	435	622	1,057	1.1%
Total	$20,013	$68,639	$88,652	100.0%	$19,836	$75,834	$95,670	100.0%

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
United States	$13,797	$129,729	$143,526	52.0%	$11,156	$138,218	$149,374	51.1%
Latin America	1,939	365	2,304	0.8%	5,651	363	6,014	2.1%
Europe	25,566	11,868	37,434	13.5%	17,094	15,418	32,512	11.1%
Middle East	16,481	50,644	67,125	24.3%	27,797	51,933	79,730	27.2%
Africa	201	20,617	20,818	7.5%	1,559	19,325	20,884	7.1%
Asia/Pacific	—	5,202	5,202	1.9%	1,164	2,932	4,096	1.4%
Total	$57,984	$218,425	$276,409	100.0%	$64,421	$228,189	$292,610	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three and nine months ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the periods was $579 and $9,159, respectively. The amount of revenue recognized during the three and nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the periods was $571 and $13,199, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of September 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $91,008 and $113,592, respectively. During the following 12 months, approximately 50.1% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	September 30, 2020	December 31, 2019
Billed (1)	$122,033	$132,339
Unbilled (2)	35,252	30,026
	157,285	162,365
Allowance for doubtful accounts (1)	(52,521)	(58,473)
Accounts receivable, net	$104,764	$103,892

Accounts Receivable - Affiliates
Billed (3)	$16,331	$12,546
Unbilled (2)	9,390	6,888
	$25,721	$19,434
Allowance for doubtful accounts	(651)	(658)
Accounts receivable - affiliates, net	$25,070	$18,776
(1) Includes $32,591 and $32,864 related to amounts due from a client in Africa as of September 30, 2020 and December 31, 2019, respectively.
(2) Amounts are net of unbilled reserves.

(3) Includes $1,158 and $397 of retainage receivables due from affiliates as of September 30, 2020 and December 31, 2019, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Client relationships	$509	$344	$1,080	$848
Total	$509	$344	$1,080	$848

Intangible assets, net	$165		$232

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 and $113 for the three months ended September 30, 2020 and 2019, respectively, and $67 and $347 for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2020 (remaining 3 months)	$12
2021	51
2022	51
2023	51
2024	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the nine months ended September 30, 2020:

Balance, December 31, 2019	$48,024
Translation adjustments (1)	(2,771)
Balance, September 30, 2020	$45,253
(1) The translation adjustment was calculated based on the foreign currency exchange rates as of September 30, 2020.

The Company performed its 2020 annual impairment test effective July 1, 2020, and noted no impairment. Based on the valuation as of July 1, 2020, the fair value of the Company exceeded its carrying value. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2020	December 31, 2019

Accounts payable	$21,650	$22,102
Accrued payroll and related expenses*	26,685	24,718
Accrued subcontractor fees	9,439	9,405
Accrued agency fees*	4,458	4,395
Accrued legal and professional fees	3,460	2,169
Other accrued expenses	2,760	2,383
	$68,452	$65,172
 * $4,156 in accrued agency fees at December 31, 2019 that were previously included in accrued payroll and related expenses, are now reflected in accrued agency fees.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.73%	7.92%	$29,025	$29,250
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.68%	6.27%	20,400	9,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.12%	4.16%	3,869	2,302
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2021	Variable	5.74%	5.81%	2,393	593
Hill International Brasil S.A. - Revolving Credit Facility (5)	06/12/2020	Fixed	N/A	3.24%	—	498
Unsecured Notes Payable and Long-Term Debt
Hill International Spain S.A.-Bankia S.A. & Bankinter S.A.(6)	12/31/2021	Fixed	2.21%	2.21%	694	1,054
Philadelphia Industrial Development Corporation Loan	03/31/2027	Fixed	2.79%	2.79%	437	486
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (6)(7)	05/04/2024	Variable	2.23%	N/A	351	—
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (6)(7)	05/30/2025	Fixed	3.91%	N/A	351	—
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (6)(7)	06/19/2025	Variable	2.28%	N/A	351	—
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (6)(7)	06/05/2025	Variable	2.54%	N/A	290	—
Total notes payable and long-term debt, gross					$58,161	$43,583
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(538)	(641)
Notes payable and long-term debt					$57,623	$42,942
Current portion of notes payable					$3,449	$1,972
Current portion of unamortized debt discount and deferred financing costs					$(188)	$(180)
Current maturities of notes payable and long-term debt					$3,261	$1,792
Notes payable and long-term debt, net of current maturities					$54,362	$41,150

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through September 30, 2020 since the loan origination or modification date.

(2) As of September 30, 2020 and December 31, 2019, the Company had $6,527 and $6,548 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,573 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 and $25,000 as of September 30, 2020 and December 31, 2019, respectively. See 'Secured Credit Facilities' section below for further information.

(3) As of September 30, 2020 and December 31, 2019, the Company had $2,126 and $3,145 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,012 and $2,232 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $7,007 and $7,679 as of September 30, 2020 and December 31, 2019, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of September 30, 2020 and December 31, 2019. The Company had $738 and $2,538 of availability under the credit facility as of September 30, 2020 and December 31, 2019, respectively.

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

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of September 30, 2020 and December 31, 2019.

(7) Includes loan agreements, through a subsidiary of the Company, entered into between April and June 2020, where the respective loan agreements require interest-only monthly payments during grace periods that last from six months or one year from the date of the agreements. The variable interest loans are subject to either semi-annual or annual review by the respective lenders thereof and the respective interest rates in respect thereof are determined based on the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus a margin, as set by the respective lender.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at September 30, 2020.

On April 1, 2020, the Company amended its Secured Credit Facilities, which increased the credit commitment with one of the U.S. Lenders under the Domestic Revolving Credit Facility by $3,500 from $25,000 to $28,500 and simultaneously decreased the credit commitment with the International Lender under the International Revolving Credit Facility by €3,179 (approximately $3,500 at closing) from €9,156 (approximately $10,000) to €5,977 (approximately $6,536 at closing).

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $896 and $1,317 at September 30, 2020 and December 31, 2019, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

At September 30, 2020 and December 31, 2019, the balance payable of $1,738 and $768 to AFCO was reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $415 and $1,212 for the three months ended September 30, 2020 and 2019, respectively, and $1,616 and $2,254 for the nine months ended September 30, 2020 and 2019, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the nine months ended September 30, 2020 and 2019, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 723 and 758 RSUs, respectively. No RSU's were granted during the three months ended September 30, 2020 and 2019. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2020 and 2019, the related compensation expense was recorded based on a weighted average price per share of $3.28 and $3.23, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2020 and 2021 for the RSUs granted during three months ended September 30, 2019. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the three and nine months ended September 30, 2020 and 2019, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

Deferred Stock Units ("DSU") issued under the 2017 Plan entitle participants to receive one share of the Company's common stock for each DSU and they will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSUs.

During the three months ended September 30, 2020 and 2019, 39 and 29 DSU's were granted at a weighted average price of $1.58 and $2.97, respectively. During the nine months ended September 30, 2020 and 2019, 334 and 245 DSU's were granted at a weighted average price of $1.70 and $2.74, respectively. These DSU grants were issued to the Company's board of directors (the "Board") as part of their annual service retainer.

Stock Options

At September 30, 2020 and 2019, the Company had approximately 1,589 and 1,879 stock options outstanding, respectively, with a weighted average exercise price of $4.02 and $3.98, respectively. 500 stock options were granted during the three and nine months ended September 30, 2019, No stock options were granted during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2020 and 2019, options lapsed for approximately 281 and 564 shares, respectively, with a weighted average exercise price of $3.71 and $4.53, respectively. During the nine months ended September 30, 2020, options for 10 shares were forfeited at a weighted average exercise price of $4.46. No options were forfeited during nine months ended September 30, 2019.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were 32.3% and (15.7)% for the three months ended September 30, 2020 and 2019, respectively, and (83.2)% and 51.2% for the nine months ended September 30, 2020 and 2019, respectively.

The change in the Company’s effective tax rate for the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The reserve for uncertain tax positions amounted to $5,018 and $4,615 at September 30, 2020 and December 31, 2019, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense for any tax-related interest and penalties of $70 and $158 for the three months ended September 30, 2020 and 2019, respectively. Income tax expense related to these interest and penalties were $68 and $140 for the nine months ended September 30, 2020, and 2019, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

United States	$47,721	53.9%	$49,936	52.3%	$143,526	52.0%	$149,374	51.1%
Latin America	474	0.5%	1,669	1.7%	2,304	0.8%	6,014	2.1%
Europe	11,465	12.9%	10,556	11.0%	37,434	13.5%	32,512	11.1%
Middle East	21,024	23.7%	25,447	26.6%	67,125	24.3%	79,730	27.2%
Africa	6,263	7.1%	7,005	7.3%	20,818	7.5%	20,884	7.1%
Asia/Pacific	1,705	1.9%	1,057	1.1%	5,202	1.9%	4,096	1.4%
Total	$88,652	100.0%	$95,670	100.0%	$276,409	100.0%	$292,610	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

United States	$33,223	46.5%	$33,442	44.1%	$101,957	45.4%	$100,236	43.2%
Latin America	474	0.7%	1,668	2.2%	2,304	1.1%	6,011	2.6%
Europe	10,549	14.7%	9,989	13.2%	32,197	14.3%	31,073	13.4%
Middle East	20,817	29.1%	23,328	30.8%	65,869	29.3%	71,663	30.9%
Africa	5,588	7.8%	6,421	8.5%	18,754	8.4%	19,198	8.3%
Asia/Pacific	892	1.2%	899	1.2%	3,372	1.5%	3,601	1.6%
Total	$71,543	100.0%	$75,747	100.0%	$224,453	100.0%	$231,782	100.0%

For the three and nine months ended September 30, 2020, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three and nine months ended September 30, 2019, the United States was the only country to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(3)	2020	2019(3)

United States (1)	$9,073	$8,306	$26,340	$22,459
Latin America	(189)	(563)	(1,130)	(813)
Europe (1)	1,520	1,303	4,355	4,359
Middle East (1)	1,732	4,982	3,990	14,579
Africa	485	1,241	1,763	4,262
Asia/Pacific	(275)	216	(51)	(84)
Corporate (2)	(7,603)	(12,382)	(31,080)	(36,516)
Total	$4,743	$3,103	$4,187	$8,246
    (1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange expense (benefit) of $(694) and $3,622 for the three and nine ended September 30, 2020, respectively, and $1,839 and $1,824 for the three and nine months ended September 30, 2019, respectively.
(3) see Reclassification paragraph in Note 3-Basis of Presentation related to the reclassification of certain back-office expenses and foreign currency translation gains and losses.

Depreciation and Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Project Management	$341	$836	$1,009	$2,400
Corporate (1)	364	14	2,371	35
Total	$705	$850	$3,380	$2,435
(1) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party for the nine months ended September 30, 2020.

Total Revenue By Client Type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

U.S. federal government	$4,552	5.1%	$4,311	4.5%	$13,084	4.7%	$13,398	4.6%
U.S. state, regional and local governments	29,652	33.4%	31,222	32.6%	90,552	32.8%	94,193	32.2%
Foreign governments	23,149	26.1%	24,962	26.1%	74,118	26.8%	74,845	25.6%
Private sector	31,299	35.4%	35,175	36.8%	98,655	35.7%	110,174	37.6%
Total	$88,652	100.0%	$95,670	100.0%	$276,409	100.0%	$292,610	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	September 30, 2020	December 31, 2019

United States	$7,903	$9,701
Latin America	184	700
Europe	419	473
Middle East	776	803
Africa	150	139
Asia/Pacific	53	79
Total	$9,485	$11,895

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The arbitration was concluded in August 2020 in Knowles' favor. However, the Company is still evaluating the ultimate financial outcome as of September 30, 2020.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued. In June 2020, the Kuwait Court of Appeal issued judgement confirming the Kuwait First Instance Court's decision. The Company filed a pleading before the Kuwait Cassation Court in August 2020 and is awaiting a decision.
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,161, which is included in other liabilities in the consolidated balance sheet at September 30, 2020.

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

Total rent expense of $1,875 and $2,277 for the three months ended September 30, 2020 and 2019, respectively, and $6,038 and $6,636 for the nine months ended September 30, 2020 and 2019, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the nine months ended September 30, 2020 and 2019 included $1,488 and $1,490, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

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

The Company subleases certain real estate to third parties. The sublease income recognized for the three and nine months ended September 30, 2020 was $390 and $946, respectively, and $141 and $427 for the three and nine months ended September 30, 2019, respectively.

The following is a schedule of maturities of lease liabilities by year as of September 30, 2020:

	Total Operating Lease Payments	Total Finance Lease Payments
2020 (excluding the nine months ended September 30, 2020)	$1,968	$19
2021	5,572	75
2022	4,354	75
2023	3,600	75
2024	2,715	40
Thereafter	4,863	—
Total minimum lease payments (1) (2)	23,072	284
Less amount representing imputed interest	3,549	—
Present value of lease obligations	$19,523	$284
Weighted average remaining lease term (years)	4.73	3.79
Weighted average discount rate	6.96%	2.05%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of September 30, 2020, where applicable.
(2) Includes operating lease extensions to lease agreements that have been executed, but has not yet commenced, as of September 30, 2020.

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

In conjunction with the liquidation of Hill Brazil, the Company's intercompany receivables from Hill Brazil totaling $116 were fully reserved and an intercompany payable of $1,180 to Hill Brazil from Brazil Consolidated was written off against the income/loss of the liquidation. Additionally, $5,565 of accumulated other comprehensive losses related to foreign currency adjustments was taken into expense. This resulted in a net loss of $4,064 related to the deconsolidation which was recorded on the consolidated statements of operations under Other loss (income), net.

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

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management, facilities management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits, except for paid time-off, which is recorded in selling, general and administrative expensess ("SG&A") on our consolidated statements of operations. We also provide services under fixed price contracts and T&M contracts with a cap.

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
Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. The majority of our billable employees have continued to provide billable services to our clients, either on-site or remotely at the same or at a slightly reduced volume as in effect prior to the spread of COVID-19. We estimate that COVID-19 resulted in loss of CFR of approximately $18,000 for the nine months ended September 30, 2020, exclusive of delayed projects awards and cancellations brought on by the virus.

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
The main impacts on our business observed to date other than those discussed above are delays in the procurement processes of a number of our current and potential clients and a temporary slowing of certain collections. We expect these delays in the procurement process to adversely impact the timing of our new bookings, resulting in lower bookings, Consulting Fee Revenue ("CFR") and backlog for the duration of the economic slowdown caused by the pandemic.
We also experienced a lower than normal amount of collections during the latter part of March. Collections returned to a more normal level during the second quarter and remained at a more normal level through the third quarter. We anticipate we may experience additional deferred collections during the duration of the economic slowdown caused by the COVID-19 pandemic. We had unrestricted cash of $33,270 and available borrowing capacity on our credit facilities totaling $3,324 at September 30, 2020.
Management has implemented various actions and policies that we expect will result in approximately $11,000-$13,000 in cost reductions to partially offset the expected reduction in CFR. This is higher than the $10,000 estimated previously due to the continuation of cost reductions as COVID-19 has continued to impact the business beyond the time initially contemplated.

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
We will continue to evaluate the potential short-term and long-term implications of COVID-19 on our consolidated financial statements and operations. We believe that the lower backlog reflected in the financial statements at September 30, 2020 was primarily due to the effects of the COVID-19 pandemic. The potential additional future impacts to our consolidated financial statements of operations include, but are not limited to: decreased CFR, lower gross and operating margins, impairment of goodwill and indefinite-lived intangible assets and fair value and collectability of receivables.
Any of these outcomes could have a material adverse impact on our business, financial condition, results of operations and cash flows. Management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for at least the next 12 months from the date of this report.

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income Statement Data:
Consulting fee revenue	$71,543	$75,747	$(4,204)	(5.6)%	$224,453	$231,782	$(7,329)	(3.2)%
Reimbursable expenses	17,109	19,923	(2,814)	(14.1)%	51,956	60,828	(8,872)	(14.6)%
Total revenue	$88,652	$95,670	$(7,018)	(7.3)%	$276,409	292,610	$(16,201)	(5.5)%
Direct expenses	59,998	64,086	(4,088)	(6.4)%	190,078	198,288	(8,210)	(4.1)%
Gross profit	$28,654	$31,584	$(2,930)	(9.3)%	$86,331	$94,322	$(7,991)	(8.5)%
Selling, general and administrative expenses	25,588	27,422	(1,834)	(6.7)%	80,543	86,163	(5,620)	(6.5)%
Foreign currency exchange (benefit) loss	(694)	1,839	(2,533)	(137.7)%	3,622	1,824	1,798	98.6%
Plus: Share of profit of equity method affiliates	983	780	203	26.0%	2,021	1,911	110	5.8%
Operating profit	$4,743	$3,103	$1,640	52.9%	$4,187	$8,246	$(4,059)	(49.2)%
Interest and related financing fees, net	1,275	1,485	(210)	(14.1)%	3,870	4,408	(538)	(12.2)%
Other (loss) income, net	(152)	549	(701)	(127.7)%	(3,654)	549	(4,203)	(765.6)%
Earnings (loss) before income taxes	$3,316	$2,167	$1,149	53.0%	$(3,337)	$4,387	$(7,724)	(176.1)%
Income tax expense (benefit)	1,071	(340)	1,411	(415.0)%	2,776	2,248	528	23.5%
Net earnings (loss)	$2,245	$2,507	$(262)	(10.5)%	$(6,113)	$2,139	$(8,252)	(385.8)%
Less: net earnings - noncontrolling interests	131	26	105	403.8%	308	176	132	75.0%
Net earnings (loss) attributable to Hill International, Inc.	$2,114	$2,481	$(367)	(14.8)%	$(6,421)	$1,963	$(8,384)	(427.1)%

Three Months Ended September 30, 2020 Compared to the
Three Months Ended September 30, 2019

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2020		2019		$	%

United States	$47,721	53.9%	$49,936	52.3%	$(2,215)	(4.4)%
Latin America	474	0.5%	1,669	1.7%	(1,195)	(71.6)%
Europe	11,465	12.9%	10,556	11.0%	909	8.6%
Middle East	21,024	23.7%	25,447	26.6%	(4,423)	(17.4)%
Africa	6,263	7.1%	7,005	7.3%	(742)	(10.6)%
Asia/Pacific	1,705	1.9%	1,057	1.1%	648	61.3%
Total	$88,652	100.0%	$95,670	100.0%	$(7,018)	(7.3)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2020		2019		$	%

United States	$33,223	46.5%	$33,442	44.1%	$(219)	(0.7)%
Latin America	474	0.7%	1,668	2.2%	(1,194)	(71.6)%
Europe	10,549	14.7%	9,989	13.2%	560	5.6%
Middle East	20,817	29.1%	23,328	30.8%	(2,511)	(10.8)%
Africa	5,588	7.8%	6,421	8.5%	(833)	(13.0)%
Asia/Pacific	892	1.2%	899	1.2%	(7)	(0.8)%
Total	$71,543	100.0%	$75,747	100.0%	$(4,204)	(5.6)%

CFR was $71,543 and $75,747 for the three months ended September 30, 2020 and 2019, respectively, which comprised 80.7% and 79.2% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit by Geographic Region:

	Three Months Ended September 30,						Change
	2020			2019			$	%

			% of CFR			% of CFR
United States	$14,042	49.0%	42.3%	$14,861	47.1%	44.4%	$(819)	(5.5)%
Latin America	162	0.6%	34.2%	659	2.1%	39.5%	(497)	(75.4)%
Europe	4,196	14.6%	39.8%	3,719	11.8%	37.2%	477	12.8%
Middle East	7,199	25.1%	34.6%	9,259	29.2%	39.7%	(2,060)	(22.2)%
Africa	2,695	9.4%	48.2%	2,734	8.7%	42.6%	(39)	(1.4)%
Asia/Pacific	360	1.3%	40.4%	352	1.1%	39.2%	8	2.3%
Total	$28,654	100.0%	40.1%	$31,584	100.0%	41.7%	$(2,930)	(9.3)%

Consolidated gross margin as a percentage of CFR decreased between periods primarily due to the following:

Middle East

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin and the closeout of a higher margin project. A settlement on a project in Kuwait, which terminated during 2020, also contributed to the decrease in gross margin.

United States

The decrease in gross margin as a percentage of CFR in the region is primarily due to changes in the mix of projects with lower margin projects comprising a greater percentage of CFR during the current period as compared to the same period in the previous year.

Latin America

The decrease in gross margin during the period is primarily due to the bankruptcy of our Brazilian entity during the second quarter of 2020 and the completion of a large project in Mexico.

The above decreases in gross margin as a percentage of CFR was partially offset by increases in gross margin as a percentage of CFR in Europe as a result of changes in the mix of projects. Higher margin projects comprised a greater percent of CFR during the three months ended September 30, 2020 than in the same period in the prior year.

SG&A Expenses

SG&A expenses for the three months ended September 30, 2020 decreased approximately $1,834 when compared to the same period in 2019. The decrease was primarily the result of unapplied labor decreasing $1,800, travel and auto expenses decreasing $500 and business development expenses decreasing $300 as a result of the COVID-19 stay at home orders issued throughout the world. In addition, stock based compensation decreased approximately $800 for the three months ended September 30, 2020 compared to the same period in 2019. These decreases were partially offset by $1,300 less in recoveries of bad debts during the three months ended September 30, 2020 compared to the same period in 2019. In addition, the three month period ended September 30, 2019 included a $900 reversal of certain non-recurring costs which were not present in the same period in 2020. SG&A expenses represented approximately 35.8% and 36.2% of CFR for the three months ended September 30, 2020 and 2019, respectively.

Foreign Currency Exchange Loss (Benefit)

There was a foreign currency exchange benefit of $694 for the three months ended September 30, 2020 compared to a foreign currency loss of $1,839 for the same period in 2019. The currency exchange gains in 2020 were primarily the result of a 4% weakening of the Euro against the US Dollar and currencies pegged to the US Dollar, partially offset by a 3% change in the Libyan Dinar. The currency exchange losses for the three months ended September 30, 2019 were primarily due to a 7% weakening of the Egyptian Pound against the Euro and US Dollar, partially offset by a 5% strengthening of the Euro against the US Dollar.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended September 30, 2020 were $1,275, net of $17 of interest income. Interest and related financing fees for the three months ended September 30, 2019 were $1,485, net of $72 of interest income. Interest and related financing fees for the three months ended September 30, 2020 includes lower interest expenses primarily related to our U.S. dollar-denominated revolving credit facility and term loan with Société Générale and other U.S. Loan Parties due to a lower weighted-average interest rate throughout the three months ended September 30, 2020, when compared to the three months ended September 30, 2019.

Other (Loss) Income, net

During the three months ended September 30, 2020, the Company recognized other non-operating loss of $152.

Income Taxes

The effective income tax rate for the three months ended September 30, 2020 and 2019 were 32.3% and (15.7)%, respectively. The change in our effective tax rate for the three months ended September 30, 2020 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates.
Nine Months Ended September 30, 2020 Compared to the
Nine Months Ended September 30, 2019

Total Revenue by Geographic Region:

	Nine Months Ended September 30,				Change
	2020		2019		$	%

United States	$143,526	52.0%	$149,374	51.1%	$(5,848)	(3.9)%
Latin America	2,304	0.8%	6,014	2.1%	(3,710)	(61.7)%
Europe	37,434	13.5%	32,512	11.1%	4,922	15.1%
Middle East	67,125	24.3%	79,730	27.2%	(12,605)	(15.8)%
Africa	20,818	7.5%	20,884	7.1%	(66)	(0.3)%
Asia/Pacific	5,202	1.9%	4,096	1.4%	1,106	27.0%
Total	$276,409	100.0%	$292,610	100.0%	$(16,201)	(5.5)%

Consulting Fee Revenue:

	Nine Months Ended September 30,				Change
	2020		2019		$	%

United States	$101,957	45.4%	$100,236	43.2%	$1,721	1.7%
Latin America	2,304	1.1%	6,011	2.6%	(3,707)	(61.7)%
Europe	32,197	14.3%	31,073	13.4%	1,124	3.6%
Middle East	65,869	29.3%	71,663	30.9%	(5,794)	(8.1)%
Africa	18,754	8.4%	19,198	8.3%	(444)	(2.3)%
Asia/Pacific	3,372	1.5%	3,601	1.6%	(229)	(6.4)%
Total	$224,453	100.0%	$231,782	100.0%	$(7,329)	(3.2)%

CFR was $224,453 and $231,782 of the total revenue for the nine months ended September 30, 2020 and 2019, respectively, which comprised 81.2% and 79.2% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit by Geographic Region:

	Nine Months Ended September 30,						Change
	2020			2019			$	%

			% of CFR			% of CFR
United States	$43,150	50.0%	42.3%	$42,904	45.5%	42.8%	$246	0.6%
Latin America	796	0.9%	34.5%	2,171	2.3%	36.1%	(1,375)	(63.3)%
Europe	12,425	14.4%	38.6%	11,806	12.5%	38.0%	619	5.2%
Middle East	20,242	23.4%	30.7%	27,340	28.9%	38.2%	(7,098)	(26.0)%
Africa	8,349	9.7%	44.5%	8,539	9.1%	44.5%	(190)	(2.2)%
Asia/Pacific	1,369	1.6%	40.6%	1,562	1.7%	43.4%	(193)	(12.4)%
Total	$86,331	100.0%	38.5%	$94,322	100.0%	40.7%	$(7,991)	(8.5)%

Consolidated gross margin as a percentage of CFR decreased between periods primarily due to the following:
Middle East

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin, increase in expense related to the liquidation of a bond and a reduction in the revenue of an ongoing project related to updated cost projections. A settlement on a project in Kuwait, which terminated during 2020, also contributed to the decrease in gross margin.

Latin America

The decrease in gross margin during the period is primarily due to the bankruptcy of our Brazilian entity during the second quarter of 2020 and the completion of a large project in Mexico.

Asia/Pacific

The decrease in gross margin as a percentage of CFR in the region is primarily the result of the demobilization of 2 projects in the region with much higher than average gross margins which reduced the overall gross margin in the region.

The above decreases in gross margin as a percentage of CFR was partially offset by increases in gross margin as a percentage of CFR in Europe as a result of changes in the mix of projects. Higher margin projects comprised a greater percent of CFR than in the prior period.

SG&A Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased by approximately $5,620 when compared to the same period in prior year. The decrease was primarily due to labor expenses decreasing by approximately $2,400 and travel expenses decreasing by approximately $1,400, as a result of the COVID-19 stay at home orders issued throughout the world, an approximate $1,400 decrease in professional fees due to lower fees being charged, and an approximate $1,400 decrease in legal expenses in 2020 primarily as a result of a settlement of previously incurred legal expenses. In addition, 2019 had retention bonus expenses of approximately $600 which did not recur in 2020. Partially offsetting these decreases was a $1,600 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party during the first quarter of 2020 and an approximate $350 increase in computer equipment and software costs primarily related to remote working. SG&A expenses represented approximately 35.9% and 37.2% of CFR for the nine months ended September 30, 2020 and 2019, respectively.

Foreign Currency Exchange Loss (Benefit)

Foreign currency exchange losses were approximately $1,800 greater for the nine months ended September 30, 2020 compared to the same period in 2019. The currency exchange losses were primarily caused by a 28.6% weakening of the Brazilian Real against the Euro prior to declaring bankruptcy of our Brazilian subsidiary and an approximately 16% strengthening of the Egyptian pound against the Euro in 2019 compared to a 2% weakening during the same period in 2020.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $538 to $3,870, which is net of $94 in interest income, for the nine months ended September 30, 2020 as compared with $4,408 for nine months ended September 30, 2019, which includes $252 of interest income. This decrease is due to a lower weighted-average interest rate on our U.S. Credit Facilities applicable to the nine months ended September 30, 2020, when compared to the weighted-average interest rate charged during the nine months ended September 30, 2019.

Other Loss, net

During the nine months ended September 30, 2020, a loss of $4,064 was recognized due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), net of other non-operating income of $65. An additional $345 of income was recognized during the first quarter of 2020 related to the cancellation of a PDIC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

Income Taxes

For the nine months ended September 30, 2020 and 2019, we recognized an income tax expense of $2,776 and $2,248, respectively.

The effective income tax rate for the nine-month periods ended September 30, 2020 and 2019 was (83.2)% and 51.2%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2020 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from November 9, 2020, the date of this report.

At September 30, 2020, our primary sources of liquidity consisted of $33,270 of cash and cash equivalents, of which $22,839 was on deposit in foreign locations, and $3,324 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2020, we had approximately $58,658 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

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

Cash Flows

	Nine Months Ended September 30,
	2020	Change	2019

Net cash provided by operating activities	$3,266	$2,550	$716
Net cash used in investing activities	(1,101)	1,857	(2,958)
Net cash provided by financing activities	15,064	10,599	4,465
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(97)	73	(170)
Net increase in cash, cash equivalents and restricted cash	$17,132		$2,053

Operating activities

During the nine months ended September 30, 2020, cash provided by operating activities was primarily due to the deferral of payroll tax payments as part of the US government's COVID relief program, rent concessions from certain lessors primarily in the form of rent payment deferrals, both of which will be paid during 2021, and the timing of payments to vendors. For the nine months ended September 30, 2019, cash provided by operating activities was primarily the result of the timing of payments to vendors and subcontractors and increased collection activity in the Middle East and Africa.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $9,067 at December 31, 2019 to $8,835 at September 30, 2020, primarily due to the return of collateral on matured bonds.

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

Investing activities

During the nine months ended September 30, 2020 and 2019, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the nine months ended September 30, 2020 and 2019, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the nine months ended September 30, 2020, the effects of exchange rate changes on cash was primarily driven by the recognition of balances previously included in accumulated other comprehensive losses into expense due to the bankruptcy and liquidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), a 31.7% year to date weakening of the Brazilian Real against the Euro and a 4% weakening of the Euro against the US dollar in 2020.

For the nine months ended September 30, 2019 the effects of exchange rate changes on cash was primarily caused by a weakening of the Euro and Turkish Lira against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
September 30, 2020
United States	$284,588	42.3%	$102,003	44.5%
Latin America	3,352	0.5%	2,167	0.9%
Europe	86,704	12.9%	34,779	15.1%
Middle East	163,768	24.3%	63,150	27.5%
Africa	119,006	17.7%	23,175	10.1%
Asia/Pacific	15,524	2.3%	4,415	1.9%
Total	$672,942	100.0%	$229,689	100.0%

December 31, 2019
United States	$324,621	42.4%	$103,106	41.8%
Latin America	16,351	2.1%	5,068	2.1%
Europe	90,134	11.8%	35,000	14.2%
Middle East	229,373	30.0%	74,846	30.4%
Africa	86,203	11.3%	22,574	9.2%
Asia/Pacific	17,995	2.4%	5,563	2.3%
Total	$764,677	100.0%	$246,157	100.0%

At September 30, 2020, our backlog was $672,942 compared to $764,677 at December 31, 2019, which included re-evaluation and write down of the realizable value of a number of contracts booked before January 1, 2019, some of which were as a result of the impacts of COVID-19.

Our 2020 year-to-date CFR net bookings of $132,718 equates to a book-to-burn ratio for the nine months ended September 30, 2020 of 59.1%. CFR net bookings represent the value of new bookings, less any cancellations and other reductions of existing backlog. The amount of our new bookings, before any cancellations or other reductions, was $277,600 and equates to a book-to-burn ratio of 123.7% for the nine months ended September 30, 2020. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason. We estimate that approximately $229,689 or 34.1% of the backlog at September 30, 2020, will be recognized over the next twelve months.

The difference between the remaining performance obligations of $91,008 and the backlog of $672,942 at September 30, 2020 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. These contracts are excluded from the remaining performance obligation since they are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred, which would result in the counter-party only being obligated to the Company for services provided through the termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2019 Annual Report on Form 10-K (“2019 Form 10-K"), our disclosure controls and procedures were ineffective as of September 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three and nine months ended September 30, 2020, and, described in Item 9A of our 2019 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Information required by this item is incorporated by reference to Part I, item 1, Note 13 — Commitments and Contingencies, Legal Proceedings and Part 1, item 1, Note 15, Deconsolidation of Controlling Interest in Subsidiary.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 9, 2020

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 9, 2020