Form 10-K
period 2020-12-31
Hill International, Inc.
filed 2021-03-16
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2020 was approximately $73,602,814. As of March 2, 2021, there were 56,481,189 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2021 Annual Meeting of Stockholders ("2021 Proxy Statement") are incorporated by reference in Part III.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and it is Hill International's (collectively referred to as "Hill", "we", "us", "our" and "the Company") intent that any such statements be protected by the safe harbor created thereby. Except for historical information, the matters set forth herein including, but not limited to, any projections of revenues, earnings, earnings before interest, taxes, depreciation and amortization (“EBITDA”), margin, profit improvement, cost savings or other financial items; any statements of belief, any statements concerning our plans, strategies and objectives for future operations; and any statements regarding future economic conditions or performance, are forward-looking statements.

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

•The markets for our services;
•Projections of revenues and earnings, anticipated contractual obligations, funding requirements or other financial items;
•Statements regarding the impact and effect of the COVID-19 pandemic;
•Statements concerning our plans, strategies and objectives for future operations; and
•Statements regarding future economic conditions or performance.

Important factors that could cause our actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•The risks set forth in Item 1A, “Risk Factors,” herein;
•Unfavorable global economic conditions may adversely impact our business;
•Our backlog, which is subject to unexpected adjustments and cancellations, may not be fully realized as revenue;
•Our expenses may be higher than anticipated;
•Modifications and termination of client contracts;
•Control and operational issues pertaining to business activities that we conduct pursuant to joint ventures with other parties; and
•The need to retain and recruit key technical and management personnel.

Other factors that may affect our business, financial position or results of operations include:

•Unexpected delays in collections from clients;
•Risks related to the effect of the COVID-19 pandemic on the Company, including its employees and related costs and including any project cancellations, delays and modifications;
•Risks related to our ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;
•Risks related to international operations, including uncertain political and economic environments, acts of terrorism or war, potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and
•Risks related to contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received.

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

Item 1. Business

General

Hill International, Inc., a Delaware corporation organized in 2006, with more than 2,700 professionals in approximately 70 offices worldwide, provides project management, construction management and other consulting services primarily to the building, transportation, environmental, energy and industrial markets.

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

Our Strategy

Our strategy emphasizes the following key elements:

•Increase Revenues from Our Existing Clients. We have long-standing relationships with a number of public and private sector entities. Meeting our clients’ diverse needs in managing construction risk and generating repeat business from our clients to expand our project base is one of our key growth strategies. We accomplish this objective by providing a broad range of project management consulting services in a wide range of geographic areas that support our clients during every phase of a project, from concept through completion. We believe that nurturing our existing client relationships expands our project base through repeat business.
•Capitalize Upon the Continued Spend in the Markets We Serve. We believe that the demand for project management services will grow with increasing construction and infrastructure spending in the markets we serve. We believe that our reputation and experience combined with our broad platform of service offerings will enable us to capitalize on increases in demand for our services. In addition, we strategically open new offices to expand into new geographic areas and we aggressively hire individuals with significant contacts to accelerate the growth of these new offices and to strengthen our presence in existing markets.
•Strengthen Professional Resources. Our biggest asset is the people that work for Hill. We intend to continue spending significant time recruiting and retaining the best and the brightest to improve our competitive position. Our independent status has attracted top project management talent with varied industry experience. We believe maintaining and bolstering our team will enable us to continue to grow our business.

Reporting Segments

The Company operates in a single reporting segment, known as the Project Management Group, which provides fee-based construction management services to our clients.

Clients

Our clients consist primarily of the United States federal, state and local governments, other national governments, and the private sector. The following table sets forth our breakdown of revenue attributable to these categories of clients for the years ended December 31, 2020 and 2019:

Revenue By Client Type

	2020		2019
U.S. federal government	$17,942	4.9%	$18,967	5.0%
U.S. state, regional and local governments	118,845	32.2%	124,504	33.1%
Foreign governments	99,906	27.1%	91,683	24.4%
Private sector	131,831	35.8%	141,283	37.5%
Total	$368,524	100.0%	$376,437	100.0%
For the years ended December 31, 2020 and 2019, revenue from U.S. and foreign government contracts represented approximately 64.2% and 62.5% of our total revenue, respectively.

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2020 and 2019:

	2020	2019
Largest client	4.9%	3.8%
2nd largest client	3.8%	3.6%
3rd largest client	3.1%	3.4%
4th largest client	3.1%	3.1%
5th largest client	3.0%	2.6%
Top 5 largest clients	17.9%	16.5%

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

Backlog

We believe an important indicator of our future performance is our backlog of uncompleted projects under contract or awarded. Our backlog represents management’s estimate of the amount of contracts and awards in-hand that we expect to recognize as CFR in future periods as a component of total revenue. Beginning with the year ended December 31, 2019, we excluded backlog from indefinite delivery/indefinite quantity ("ID/IQ") contracts in circumstances where the work has not yet been approved by the client. ID/IQ contracts require us to deliver an indefinite amount of service over a pre-determined period of time. Estimated future CFR from ID/IQ contracts is only included in our total backlog if the work has been approved starting in 2019. Management evaluated all backlog existing prior to 2019 for the purpose of reporting this pre-2019 backlog consistent with the methodology above. This resulted in a reduction to backlog of $46,584 at December 31, 2019 and a reduction in the 12-month backlog of $397 at December 31, 2019. Our backlog is evaluated by management on a project-by-project basis and is reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract being extended, renewed or canceled.

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

The following tables show our backlog by geographic region as of December 31, 2020 and 2019:

	Total Backlog		12-Month Backlog
As of December 31, 2020
Americas	$276,752	41.6%	$105,721	45.2%
Middle East/Asia/Pacific	160,211	24.0%	66,407	28.3%
Europe	105,478	15.8%	37,062	15.8%
Africa	124,273	18.6%	25,187	10.7%
Total	$666,714	100.0%	$234,377	100.0%

	Total Backlog		12-Month Backlog
As of December 31, 2019
Americas	$340,972	44.6%	108,174	43.9%
Middle East/Asia/Pacific	247,368	32.3%	80,409	32.7%
Europe	90,134	11.8%	35,000	14.2%
Africa	86,203	11.3%	22,574	9.2%
Total	$764,677	100.0%	$246,157	100.0%

At December 31, 2020, our backlog was $666,714, compared to $764,677 at December 31, 2019, which includes the re-evaluation and write down of the realizable value of a number of contracts booked before January 1, 2019, some of which were a result of the impacts of COVID-19. Additionally, we removed approximately $46 million of backlog from a project as a result of entering into a joint venture and sharing a portion of the work with our partner. This partnership has improved our margins on the project and enhanced our probability of being awarded future opportunities on this multi-phase project. The December 31, 2020 decrease in backlog from the prior year is primarily due to delays in new projects awarded as a result of COVID-19. Of the total backlog at December 31, 2020, we estimate that 35.2% will be recognized as CFR over the next twelve months based on the backlog table above.

The amount of our new bookings, before any cancellations or other reductions, was $360,900 and equates to a book-to-burn ratio of 121.7% for the year ended December 31, 2020. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time, and management believes that this measure is useful to investors for the same reason.

Our remaining performance obligations represent the aggregate transaction price of executed contracts for projects partially completed or not yet started as of the end of the reporting period. The difference between the remaining performance obligations of $101,800, as described further in Note 4 - Revenue from Contracts with Clients in our consolidated financial statements, and the backlog of $666,714 at December 31, 2020 is due to the backlog including the full value of client contracts billed on a T&M basis, which are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger, well-established companies that have broader geographic scope and greater financial and other resources. During 2020, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP, Turner Construction Co., HNTB, and Dar Group.

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

Executive Officers

Name	Age	Position
Raouf S. Ghali	59	Chief Executive Officer
William H. Dengler, Jr.	54	Executive Vice President and Chief Administrative Officer
Todd Weintraub	57	Chief Financial Officer
Abdo E. Kardous	61	Regional President, Middle East

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

Employees

At December 31, 2020, we had (in ones) 2,704 professionals. Of these professionals, 2,603 worked in our Project Management Group and 101 worked in our Corporate offices. Our personnel included 2,299 full-time employees, 138 part-time employees, 216 independent external contractors and 50 external contractors provided by third-party agencies. We are not a party to any collective bargaining agreements.

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

There are risks inherent in doing business internationally, including:

•Lack of developed legal systems to enforce contractual rights;
•Foreign governments may assert sovereign or other immunity if we seek to assert our contractual rights thus depriving us of any ability to seek redress against them;
•Greater difficulties in managing and staffing foreign operations;
•Differences in employment laws and practices which could expose us to liabilities for payroll taxes, pensions and other expenses;
•Inadequate or failed internal controls, processes, people, and systems associated with foreign operations;
•Increased logistical complexity;
•Increased selling, general and administrative expenses associated with managing a larger and more global business;
•Greater risk of uncollectible accounts and longer collection cycles;
•Currency exchange rate fluctuations;
•Restrictions on the transfer of cash from certain foreign countries;
•Imposition of governmental controls;
•Political and economic instability;
•Changes in U.S. and other national government policies affecting the markets for our services and our ability to do business with certain foreign governments or their political leaders;
•Conflict between U.S. and non-U.S. law;
•Changes in regulatory practices, tariffs and taxes;
•Less established bankruptcy and insolvency procedures;
•Potential non-compliance with a wide variety of non-U.S. laws and regulations; and
•General economic, political and civil conditions in these foreign markets.

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

Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are scaled back or canceled. These types of backlog reductions adversely affect the revenue and profit that we ultimately receive. A portion of our backlog contains estimated revenue from ID/IQ contracts, in which, we only include backlog for work that has been approved by the client. We cannot provide any assurance that we will, in fact, be awarded the maximum amount of such contracts.

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

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Annual Report on Form 10-K, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2020.

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

As of March 2, 2021, there were 56,481 shares of our common stock outstanding. An additional 1,563 shares of our common stock may be issued upon the exercise of options held by employees, management and directors and an additional 2,452 shares of our common stock may be issued upon the vesting of restricted and deferred stock units. We also have the authority, as determined by our Board of Directors, to issue up to 1,000 shares of preferred stock and additional options to purchase 4,015 shares of our common stock without stockholder approval. Future issuances or sales of our preferred stock or common stock could have an adverse effect on the market price of our common stock.

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

Provisions in our organizational documents and Delaware law could discourage potential acquisition proposals, could delay or prevent a change in control of the Company that our stockholders may consider favorable and could adversely affect the market value of our common stock. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•Our Board of Directors is expressly authorized to make, alter or repeal our bylaws;
•Our Board of Directors is divided into three classes of service with staggered three-year terms. This means that only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms;
•Our Board of Directors is authorized to issue preferred stock without stockholder approval;
•Only our Board of Directors, our Chairman of the Board, our Chief Executive Officer or the holders of not less than 25% of our outstanding common stock and entitled to vote may call a special meeting of stockholders;
•Our bylaws require advance notice for stockholder proposals and director nominations;
•Our bylaws limit the removal of directors and the filling of director vacancies; and
•We will indemnify officers and directors against losses that may incur in connection with investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.                   Properties

Our executive office is an operating lease currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. We have approximately 70 operating leases for office facilities throughout the world, including our executive offices.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are as follows:

Americas	Europe	Middle East/Asia/Pacific
Austin, TX	Amsterdam, Netherlands	Abu Dhabi, UAE
Boston, MA	Athens, Greece	Baghdad, Iraq
Cleveland, OH	Barcelona, Spain	Doha, Qatar
Columbus, OH	Belgrade, Serbia	Dubai, UAE
East Hartford, CT	Bucharest, Romania	Jeddah, Saudi Arabia
Fords, NJ	Frankfurt, Germany	Kabul, Afghanistan
Houston, TX	Geneva, Switzerland	Manama, Bahrain
Irvine, CA	Istanbul, Turkey	Muscat, Oman
Irving, TX	Lisbon, Portugal	Riyadh, Saudi Arabia
Jacksonville, FL	Madrid, Spain	Beijing, China
Miami, FL	Nicosia, Cyprus	Gurgaon, India
New York, NY	Nur-Sultan, Kazakhstan	Hong Kong, China
New Orleans, LA	Pristina, Kosovo	Islamabad, Pakistan
Oakland, CA	Rome, Italy	Mumbai, India
Ontario, CA	Sarajevo Bosnia and Herzegovina	Singapore
Orlando, FL	Skopje, North Macedonia
Philadelphia, PA (Headquarters)	Tbilisi, Georgia	Africa
Phoenix, AZ	Tirana, Albania	Algiers, Algeria
Pittsburgh, PA	Warsaw, Poland	Cairo, Egypt
Plantation, FL	Wroclaw, Poland	Casablanca, Morocco
San Diego, CA		Tripoli, Libya
San Francisco, CA
San Jose, CA
Seattle, WA
Spokane, WA
Toledo, OH
Uniontown, PA
Washington, DC
Mexico City, Mexico

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The arbitration was concluded in August 2020 in Knowles' favor. Celtic has appealed the arbitrator's decision.

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

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, such payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report from the panel of experts was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgement to be issued. We filed a pleading before the Kuwait Cassation Court in August 2020 and we are awaiting a decision.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the trading symbol “HIL.”

Stockholders

As of March 2, 2021, there were approximately 67 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As of March 2, 2021, there were approximately 2,822 beneficial owners of our common stock.

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

Not applicable.

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

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management facilities management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including most payroll and benefits, except for paid time-off, which is recorded in selling, general and administrative expenses ("SG&A"). We also provide services under fixed price contracts and T&M contracts with a cap.

Our revenue consists of two components: CFR and reimbursable expenses. The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both revenue (reimbursable expenses) and direct expense. CFR refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes the costs for subcontractors on which we generally pass through and earn minimal or no gross profit.

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

SG&A expenses consist primarily of personnel costs that are not billable and corporate or regional costs such as sales, business development, proposals, operations, finance, human resources, legal, marketing, management and administration.

The Company operates in a single reporting segment, known as the Project Management Group which provides fee-based project, construction and facilities management services to our clients. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

Impact of COVID-19 on our Business

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where our primary operations occur.
We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees are located in the regions where they deliver their services, so travel restrictions enacted by various government authorities did not impair their ability to continue to perform services for our clients. Employees have been returning to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.
Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. The majority of our billable employees have continued to provide billable services to our clients, either on-site or remotely at the same or at a slightly reduced volume as in effect prior to the spread of COVID-19. We estimate that COVID-19 resulted in loss of CFR of approximately $25,000 for the twelve months ended December 31, 2020, inclusive of delayed projects awards and cancellations brought on by the virus.

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
The main impacts on our business observed to date other than those discussed above are delays in the procurement processes of a number of our current and potential clients and a temporary slowing of certain collections. We expect these delays in the procurement process to adversely impact the timing of our new bookings, resulting in lower bookings, CFR and backlog for the duration of the economic slowdown caused by the pandemic.
We also experienced a slightly lower than normal amount of collections during the latter part of March. Collections returned to a more normal level during the second quarter and remained at a more normal level through the remainder of the year. We had unrestricted cash of $34,229 and available borrowing capacity on our credit facilities totaling $11,711 at December 31, 2020.

Management implemented various actions and policies that resulted in approximately $11,000 in cost reductions to partially offset the expected reduction in CFR. This is higher than the $10,000 estimated previously due to the continuation of cost reductions as COVID-19 has continued to impact the business beyond the time initially contemplated. We expect costs in 2021 to increase modestly in line with an anticipated rebound in activity, as the effects of the COVID-19 pandemic subside and the Company's activity increases. The Company will continue to manage costs and its association with CFR relative to the evolving effects of COVID-19.

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
We will continue to evaluate the potential short-term and long-term implications of COVID-19 on our consolidated financial statements and operations. We believe that the lower backlog reflected in the financial statements at December 31, 2020 was primarily due to the effects of the COVID-19 pandemic. The potential additional future impacts to our consolidated financial statements of operations include, but are not limited to: decreased CFR, lower gross and operating margins, impairment of goodwill and indefinite-lived intangible assets and fair value and collectability of receivables.
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

Critical Accounting Policies and Estimates

Our consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP. While there are a number of accounting policies, methods and estimates that affect the consolidated financial statements, areas that management considers critical are discussed below. We believe our assumptions are reasonable and appropriate, however, actual results may be materially different than estimated.

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

The majority of our contracts are for consulting projects where we bill the client monthly at hourly billing rates. The hourly billing rates are determined by contractual terms. Under cost plus a margin contracts, we charge our clients for our costs, plus a fixed fee or rate.

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

 Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector), historical contract performance, historical collection and delinquency trends, client credit worthiness, and general economic and political conditions. At December 31, 2020 and 2019, the allowance for doubtful accounts was $53,450 and $59,131, respectively. The allowance for doubtful accounts balance included approximately $33,242 and $32,864 related to our receivables in Libya at December 31, 2020 and 2019, respectively.

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

2020 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,
	2020	2019
Income Statement Data:
Consulting fee revenue	$296,615	$308,620
Reimbursable expenses	71,909	67,817
Total revenue	368,524	376,437
Direct expenses	249,173	249,587
Gross profit	119,351	126,850
Selling, general and administrative expenses	109,215	109,746
Foreign currency exchange loss	2,923	1,159
Plus: Share of profit of equity method affiliates	3,286	2,601
Operating profit	10,499	18,546
Less: Interest and related financing fees, net	5,224	5,795
Plus: Other (loss) income, net	(5,711)	394
(Loss) income before income taxes	(436)	13,145
Income tax expense (benefit)	7,134	(1,109)
Net (loss) income	(7,570)	14,254
Less: net income - noncontrolling interests	612	170
Net (loss) income attributable to Hill International, Inc.	$(8,182)	$14,084

Results of Operations

Year Ended December 31, 2020 Compared to
Year Ended December 31, 2019

Total Revenue:

	2020		2019		Change
Americas	$192,777	52.4%	$200,142	53.1%	$(7,365)	(3.7)%
Middle East/Asia/Pacific	92,639	25.1%	104,927	27.9%	(12,288)	(11.7)%
Europe	53,819	14.6%	43,488	11.6%	10,331	23.8%
Africa	29,289	7.9%	27,880	7.4%	1,409	5.1%
Total	$368,524	100.0%	$376,437	100.0%	$(7,913)	(2.1)%
Consulting Fee Revenue:

	2020		2019		Change
Americas	$137,247	46.2%	$140,992	45.7%	$(3,745)	(2.7)%
Middle East/Asia/Pacific	89,037	30.0%	100,751	32.6%	(11,714)	(11.6)%
Europe	43,769	14.8%	41,305	13.4%	2,464	6.0%
Africa	26,562	9.0%	25,572	8.3%	990	3.9%
Total	$296,615	100.0%	$308,620	100.0%	$(12,005)	(3.9)%

Total revenue decreased approximately $7,913 for the twelve months ended December 31, 2020 when compared to the same time period in the prior year. CFR was $296,615 and $308,620 of the total revenue for the twelve months ended December 31, 2020 and 2019, respectively, which was approximately 80.5% and 82.0% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the twelve months ended December 31, 2020 compared to the same period in 2019 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit:

	2020			2019			Change
			% of CFR			% of CFR
Americas	$61,228	51.3%	44.6%	$60,980	48.1%	43.3%	$248	0.4%
Middle East/Asia/Pacific	28,553	23.9%	32.1%	38,847	30.6%	38.6%	(10,294)	(26.5)%
Europe	16,795	14.1%	38.4%	15,928	12.6%	38.6%	867	5.4%
Africa	12,775	10.7%	48.1%	11,095	8.7%	43.4%	1,680	15.1%
Total	$119,351	100.0%	40.2%	$126,850	100.0%	41.1%	$(7,499)	(5.9)%

The change in gross margin as a percentage of CFR for the twelve months ended December 31, 2020 compared to the same period in 2019 was primarily due to the following:

Americas:

The increase in gross margin as a percentage of CFR in the region is primarily due to a $1,700 decrease in direct benefit expenses as a result of the suspension of the employers 401(k) match during the second half of 2020. This match has been reinstated for 2021.

Middle East/Asia/Pacific:

The decrease in gross margin as a percentage of CFR in the region is primarily due to work on a large project in Qatar which started during the second half of 2019 with lower than average margin, an increase in expense related to the liquidation of a bond and a reduction in the revenue of an ongoing project related to updated cost projections. A settlement on a project in Kuwait, which terminated during 2020, also contributed to the decrease in gross margin.

Africa:

The increase in gross margin as a percentage of CFR in the region is primarily due to receiving a $1,200 credit from one of our partners.

Selling, General and Administrative Expenses:

Our total selling, general and administrative expenses ("SG&A") was approximately the same amount for the twelve months ended December 31, 2020 and 2019.

During 2020, labor expenses were reduced by approximately $900 and travel expenses were reduced by approximately $2,800, as a result of the COVID-19 stay at home orders issued throughout the world. In addition, legal expenses were lower in 2020 by approximately $2,200 primarily as a result of a settlement and return of previously incurred legal expenses, professional fees were reduced by approximately $1,800 due to lower fees being charged and bad debt expense was reduced by $2,000 as a result of payments received on accounts receivables previously reserved. Offsetting these reductions were a $7,124 net benefit in 2019 from the collection of a fully-reserved receivable and a $1,600 of additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party during the first quarter of 2020, an approximate $350 increase in computer equipment and software costs primarily related to remote working and increases in other indirect expenses.

During 2019, we received a payment of more than $9,400, which netted to $7,124 after payments to subcontractors and other costs, against the approximately $42,000 outstanding accounts receivable that we had been owed from the Organization for the Development of Administrative Centres ("ODAC"), an agency of the Libyan national government, which we had previously fully reserved. Upon receiving payment, the reserve was reversed in the amount received, which decreased the bad debt expense for 2019.

SG&A expenses represented approximately 36.8% and 35.6% of CFR for the twelve months ended December 31, 2020 and 2019, respectively.

Foreign Currency Exchange Loss

Foreign currency exchange losses were approximately $1,800 greater for the twelve months ended December 31, 2020 compared to the same period in 2019. The currency exchange losses were primarily caused by an 18% weakening of the Brazilian Real against the Euro prior to declaring bankruptcy of our Brazilian subsidiary and a 12% strengthening of the Egyptian pound against the Euro in 2019 compared to a 4% weakening during the same period in 2020.

Interest and related financing fees, net

Interest and related financing fees, net, include interest expense of $5,357, net of $133 in interest income, and interest expense of $6,082, net of $287 in interest income for the years ended December 31, 2020 and 2019, respectively, which decreased as a result of higher weighted-average interest rates billed to us on our secured credit facilities with Société Générale throughout the year ended December 31, 2019.

Income Taxes

The effective income tax rates for 2020, and 2019 were (1636.2)% and (8.4)% respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate, for the year ended December 31, 2020, primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly Brazil.

The Company’s effective tax rate for the year ended December 31, 2019 differs from the U.S. federal statutory rate primarily due to benefits recognized from provision to return adjustments and the reversal of an outstanding tax accrual related to the Claims Construction Group sale. This is partially offset by additional uncertain tax position accruals, as well as additional increases in our valuation allowances.

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

At December 31, 2020 and 2019, our primary sources of liquidity consisted of $34,229 and $15,915 in cash and cash equivalents, respectively, of which $28,842 and $15,260 was on deposit in foreign locations, respectively, and $11,711 and $14,735 of available borrowing capacity under our various credit facilities, respectively. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2020 and 2019, we had approximately $52,236 and $50,779 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us with some restrictions and tax implications.

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

Cash Flows

	Years ended December 31,
	2020	2019	Change

Net cash provided by operating activities	$12,278	$9,979	$2,299
Net cash used in investing activities	(2,893)	(3,936)	1,043
Net cash provided by (used in) financing activities	6,515	(4,931)	11,446
Effect of foreign exchange rate changes on cash	540	763	(223)
Deconsolidated cash	9	—	9
Net increase in cash, cash equivalents and restricted cash	$16,431	$1,875	$14,556

Operating Activities

The increase in cash from operations during 2020 was primarily due to increased collection activity of our outstanding accounts receivable balances, the deferral of payroll taxes permitted under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the suspension of the 401(k) match by the Company for most of the year and the deferral of certain rent payments.

Cash held in restricted accounts is primarily collateral for the issuance of performance and advance payment bonds, letters of credit and escrow and was $7,184 and $9,067 at December 31, 2020 and 2019, respectively. The decrease is primarily due to the release of cash collateral and reduction of certain performance bonds.

We manage our operating cash flows by managing the working capital accounts in total. The primary elements of our working capital are accounts receivable, prepaid and other current assets, accounts payable and deferred revenue.

From year to year, the components of our working capital accounts may reflect significant changes. The changes are primarily due to the timing of cash receipts and payments with our working capital accounts combined with changes in our receivables and payables relative to the changes in our overall business.

Investing Activities

During 2020 and 2019, cash was used in investing activities primarily for the purchase of fixed assets. In 2020, cash was also used to purchase an engineering license in New York. Fixed asset purchases in 2019 include leasehold improvements at our Philadelphia office to consolidate space and sublease our unused floor.

Financing Activities

Net cash provided by financing activities during 2020 was from net borrowings on revolving debt of $5,800 and $1,300 of term loans. Net cash used in financing activities during 2019 was due to the net pay-downs on revolving debt of $4,065 and term loans of $1,060.

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

Off-Balance Sheet Arrangements

The following table provides information with respect to off-balance sheet arrangements with domestic and foreign banks for the issuance of performance bonds, advance payment guarantees and other letters of credit that are scheduled to expire in 2021 and beyond. The total amount of these arrangements in the following table includes amounts issued in various foreign currencies and are based on the foreign currency exchange rates as of December 31, 2020, where applicable.

	Total (1)	2021	2022-2023	2024-2025	2026 and later
Performance bonds (2)(4)	$46,503	$32,914	$6,628	$3,791	$3,170
Advance payment guarantee (2)	16,475	4,110	6,905	3,329	2,131
Bid or tender bonds (3)	1,955	1,862	93	—	—
Other (4)	2,449	2,249	200	—	—
	$67,382	$41,135	$13,826	$7,120	$5,301

(1)At December 31, 2020, the Company had provided cash collateral amounting to $7,184 for certain of these items. That collateral is reflected in restricted cash on the Company's consolidated balance sheets. See Note 14 - Commitments and Contingencies to our consolidated financial statements for further information regarding these arrangements.
(2)Represents guarantee of service performance bonds and advance payments through domestic and international banks required under certain client contracts.
(3)Represents tender and bid bonds issued through international banks as part of the bidding process for new work to assure our client that we will enter into the service contract.
(4)Includes off-balance sheet arrangements with open-ended expiration dates.

Contractual Obligations

The following table reflects contractual debt obligations under our notes payable and credit facilities, fees paid on our off-balance sheet arrangements and minimum cash rental payments due for our operating lease obligations over the next five years and thereafter as of December 31, 2020:

	Total	2021	2022-2023	2024-2025	2026 and thereafter
Principal and repayment of notes payable and credit facilities (1)	$49,281	$955	$47,659	$579	$88
Interest expense on notes payable and credit facilities (2) (5)	8,127	4,092	4,014	19	2
Fees paid on off-balance sheet arrangements (3) (5)	2,224	942	886	351	45
Operating lease obligations (4) (5)	21,598	5,772	8,170	4,698	2,958
Finance lease obligations (4) (5)	265	75	150	40	—
	$81,495	$11,836	$60,879	$5,687	$3,093

(1)    Reduced by the amortization of deferred financing costs related to our term loan debt. Balances due partially include amounts payable in various foreign currencies and are reflected based on foreign currency exchange rates as of December 31, 2020, where applicable.
(2)Estimated using the weighted average effective interest rates as of December 31, 2020 on our notes payable and credit facilities. Includes the amortization of deferred financing costs related to our term loan and revolving credit facilities.
(3)Fees paid on our off-balance sheet arrangements are included in interest and related financing fees, net, in our consolidated statements of operations.
(4)Represents future minimum rental commitments under non-cancelable lease terms. Amounts exclude contingent rental payments, where applicable, that may be payable based on lease provisions where annual rent increases are based on certain economic indexes, among other items. We expect to fund these commitments with existing cash and cash flow from operations.
(5)Amounts presented are partially payable in various foreign currencies and are based on the foreign currency rates at December 31, 2020.

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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hill International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hill International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2021 expressed an adverse opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimates-at-Completion

As described further in Note 4 to the financial statements, the Company generally recognizes revenue over a period of time as control transfers to a customer, based on the extent of progress towards satisfaction of the related performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type selected by the customer during contract negotiation and the nature of the services and solutions to be provided. For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input model) represents a reasonable measure of progress toward the satisfaction of a performance obligation, in order to estimate the portion of total transaction price earned. We identified the initial development and subsequent updates to estimates-at-completion as a critical audit matter.

The principal considerations for our determination that the development and updating of estimates-at-completion in recognizing revenue is a critical audit matter are the significant management judgments involved in the initial creation and subsequent updates to the Company’s estimates-at-completion and related profit recognized, which required subjective management and auditor judgment in the development and execution of such estimates. Inputs and assumptions requiring significant management judgment included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations.

Our audit procedures related to this matter included the following, among others:

•We evaluated the design and tested the operating effectiveness of controls relating to the development of initial estimates-to-completion and the ongoing updating and monitoring of estimates specific to the estimates-at-completion.

•We tested management’s process for developing, revising and applying estimates-at-completion to a sample of contracts. Our testing included evaluating key inputs and assumptions by comparing the estimates to underlying supporting documentation or other corroborating evidence that supports estimated costs. We interviewed project managers of the Company to evaluate progress to date and discuss factors impacting the estimated hours to complete the project.

•To assess the Company’s ability to develop reliable estimates, we performed the following analytical analysis:

o We performed analytical procedures of gross margin fluctuations on a contract by contract basis to corroborate cumulative catch-up adjustments.

o We performed a look-back analysis on a contract by contract basis comparing actual costs incurred during the year to prior year estimated costs.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
Philadelphia, Pennsylvania
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hill International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hill International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

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

•Revenue Recognition - the Company failed to:

o Consistently ensure there were effective and documented review controls over the set-up and monitoring of its estimates at completion calculations for long-term fixed fee contracts;

o Design controls to ensure the proper set-up of contract information in the system and over the review and approval of manual billings. This contract information and manual billing is used in the revenue recognition process

•Vendor Approval - The Company did not properly design policies, procedures and controls to ensure that vendors were properly reviewed, approved and set-up within the system.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 16, 2021 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 16, 2021

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$34,229	$15,915
Cash - restricted	3,752	4,666
Accounts receivable, net	98,186	103,892
Accounts receivable - affiliates, net	23,285	18,776
Current portion of retainage receivable	11,775	16,459
Prepaid expenses and other current assets	9,378	9,340
Income taxes receivable	2,298	2,256
Total current assets	182,903	171,304
Property and equipment, net	9,443	11,895
Cash - restricted, net of current portion	3,432	4,401
Operating lease right-of-use assets	13,116	17,451
Financing lease right-of-use assets	288	—
Retainage receivable	6,044	5,695
Acquired intangibles, net	2,253	232
Goodwill	46,397	48,024
Investments	2,805	1,711
Deferred income tax assets	3,698	3,800
Other assets	1,620	5,038
Total assets	$271,999	$269,551
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$987	$1,792
Accounts payable and accrued expenses	67,797	65,172
Income taxes payable	2,219	3,152
Current portion of deferred revenue	3,305	10,773
Current portion of operating lease liabilities	4,797	5,736
Current portion of financing lease liabilities	70	—
Other current liabilities	5,796	4,876
Total current liabilities	84,971	91,501
Notes payable and long-term debt, net of current maturities	48,294	41,150
Retainage payable	600	1,551
Deferred income tax liabilities	1,210	419
Deferred revenue	7,488	3,041
Non-current operating lease liabilities	13,184	17,030
Non-current financing lease liabilities	186	—
Other liabilities	6,778	4,631
Total liabilities	162,711	159,323
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 62,920 and 62,708 shares issued at December 31, 2020 and 2019, respectively	6	6
Additional paid-in capital	215,010	212,759
Accumulated deficit	(79,542)	(71,360)
Accumulated other comprehensive income (loss)	1,318	(3,817)
Treasury stock of 6,807 and 6,546 at December 31, 2020 and 2019, respectively	(29,056)	(28,231)
Hill International, Inc. share of equity	107,736	109,357
Noncontrolling interests	1,552	871
Total equity	109,288	110,228
Total liabilities and stockholders’ equity	$271,999	$269,551
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Consulting fee revenue	$296,615	$308,620
Reimbursable expenses	71,909	67,817
Total revenue	368,524	376,437
Direct expenses	249,173	249,587
Gross profit	119,351	126,850
Selling, general and administrative expenses	109,215	109,746
Foreign currency exchange loss	2,923	1,159
Plus: Share of profit of equity method affiliates	3,286	2,601
Operating profit	10,499	18,546
Less: Interest and related financing fees, net	5,224	5,795
Plus: Other (loss) income, net	(5,711)	394
(Loss) income before income taxes	(436)	13,145
Income tax expense (benefit)	7,134	(1,109)
Net (loss) income	(7,570)	14,254
Less: net income - noncontrolling interests	612	170
Net (loss) income attributable to Hill International, Inc.	$(8,182)	$14,084

Basic (loss) income per common share - Hill International, Inc.	$(0.14)	$0.25
Basic weighted average common shares outstanding	56,603	56,280

Diluted (loss) income per common share - Hill International, Inc.	$(0.14)	$0.25
Diluted weighted average common shares outstanding	56,603	56,280

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2020	2019
Net (loss) income	$(7,570)	$14,254
Foreign currency translation adjustments, net of tax	5,204	(1,146)
Comprehensive (loss) income	(2,366)	13,108
Less: Comprehensive income attributable to noncontrolling interests	681	266
Comprehensive (loss) income attributable to Hill International, Inc.	$(3,047)	$12,842

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2020 and 2019
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount
Balance - December 31, 2018	62,181	$6	$210,084	$(85,444)	$(2,575)	6,546	$(28,231)	$93,840	$605	$94,445
Net earnings	—	—	—	14,084	—	—	—	14,084	170	14,254
Other comprehensive earnings (loss)	—	—	—	—	(1,242)	—	—	(1,242)	96	(1,146)
Shares issued to Board of Directors	128	—	—	—	—	—	—	—	—	—
Share-based compensation expense	322	—	2,514	—	—	—	—	2,514	—	2,514
Shares issued under employee stock purchase plan	77	—	161	—	—	—	—	161	—	161
Balance - December 31, 2019	62,708	6	212,759	(71,360)	(3,817)	6,546	(28,231)	109,357	871	110,228
Net (loss) earnings	—	—	—	(8,182)	—	—	—	(8,182)	612	(7,570)
Other comprehensive earnings	—	—	—	—	5,135	—	—	5,135	69	5,204
Shares issued to Board of Directors	277	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,006	—	—	—	—	2,006	—	2,006
Shares issued under employee stock purchase plan	196	—	245	—	—	—	—	245	—	245
Transfer of shares pledged as collateral (1)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288

(1) See Note 12 - Stockholders' Equity for more detail.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(7,570)	$14,254
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,038	3,824
Recovery of bad debts	(1,940)	(11,360)
Amortization of deferred loan fees	699	715
Deferred tax expense	782	751
Share-based compensation	2,006	2,514
Lease right-of use assets	4,135	3,899
Loss on liquidation of subsidiary	5,501	—
Foreign currency remeasurement losses (gains)	2,923	(905)
Changes in operating assets and liabilities:
Accounts receivable	13,463	27,315
Accounts receivable - affiliates	(4,509)	485
Prepaid expenses and other current assets	1,149	(3,792)
Income taxes receivable	(419)	(1,504)
Retainage receivable	(337)	200
Other assets	(4,693)	(164)
Accounts payable and accrued expenses	(245)	(14,934)
Deferred payroll tax payments	3,623	—
Income taxes payable	(952)	(5,703)
Deferred revenue	(3,102)	(2,554)
Lease liabilities	(4,622)	(4,630)
Other current liabilities	1,168	124
Retainage payable	(952)	624
Other liabilities	2,132	820
Net cash provided by operating activities	12,278	9,979
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,843)	(3,936)
Acquisition of Grandfathered Engineering Corporation license	(1,050)	—
Net cash used in investing activities	(2,893)	(3,936)
Cash flows from financing activities:
Payments on term loans	(893)	(1,060)
Proceeds from term loan borrowings	1,310	—
Proceeds from revolving loans	53,630	37,296
Repayment of revolving loans	(47,777)	(41,361)
Proceeds from stock issued under employee stock purchase plan	245	194
Net cash provided by (used in) financing activities	6,515	(4,931)
Effect of foreign exchange rate changes on cash	540	763
Deconsolidated cash	9	—
Net increase in cash, cash equivalents and restricted cash	16,431	1,875
Cash, cash equivalents and restricted cash — beginning of year	24,982	23,107
Cash, cash equivalents and restricted cash — end of year	$41,413	$24,982

	Years Ended December 31,
	2020	2019
Supplemental disclosures of cash flow information:
Interest and related financing fees paid	$4,670	$5,347
Income taxes paid	3,748	4,821
Transfer of proceeds from shares pledged as collateral to treasury stock	825	—
Cash paid for amounts included in the measurement of lease liabilities	8,448	8,164
Right-of-use assets obtained in exchange for operating lease liabilities(1)	1,293	21,351
Right-of-use assets obtained in exchange for financing lease liabilities	288	—
Cancellation of PIDC-Local Development Corporation forgivable loan	345	—
(1) Amounts relate to the Company's adoption of the new accounting guidance for leases, as described in Note 3 Summary of Significant Accounting Policies, for the year ended December 31, 2019.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — The Company

Hill International, Inc. (including, as required by its context, its subsidiaries, “Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. The Company had approximately 2,700 professionals in approximately 70 offices worldwide as of December 31, 2020.

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

Note 2 - Liquidity

The Company's principal sources of liquidity consisted of cash and cash equivalents of $34,229 and $15,915 at December 31, 2020 and 2019, respectively; available borrowing capacity of $7,495 and $9,052 under the Company's domestic revolving credit facility with Société Générale at December 31, 2020 and 2019, respectively; available borrowing capacity under the Company's international revolving credit facility with Société Générale of $1,085 and $3,145 at December 31, 2020 and 2019, respectively; and available borrowing capacity under other foreign credit agreements of $3,131 and $2,538 at December 31, 2020 and 2019, respectively. Additional information regarding the Company's credit facilities is set forth in Note 10 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. The effects of this global pandemic on the Company includes anticipated lower gross and operating margins, as well as temporary delays in certain accounts receivable collections. These effects may continue in the foreseeable future. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company has achieved approximately $11,000 in corporate cost reductions in 2020. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from March 16, 2021, the date of this filing.

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

Foreign currency transaction gains and losses that, in previous periods, had been included in selling, general and administrative ("SG&A") expenses line item on the Consolidated Statements of Operations, are presented as a separate line item on the Consolidated Statements of Operations for the twelve months ended December 31, 2020. The related foreign currency transaction gains and losses for the twelve months ended December 31, 2019 have been reclassed to reflect this change. This change has no impact on the total operating profit/(loss) reported.

Certain accrued agency fees that had previously been included in accrued payroll and related expenses in the components of accounts payable and accrued expenses table in Note 9 - Accounts Payable and Accrued Expenses are currently being included within the accrued agency fees line item. The related amounts at December 31, 2019 have been reclassed to reflect this change.

Interest costs and (gains)/losses recognized with the Company's End of Service Benefit plan ("EOSB" plan) had previously been included in SG&A and are now presented in other (loss) income, net in the Company's Consolidated Statements of Operations for the twelve months ended December 31, 2020 and 2019 for $637 and $219, respectively. This change results in an increase on the total operating profit previously reported for the twelve months ended December 31, 2019, but has no impact on the total net income reported.

Certain geographic regions have been combined in tables throughout the document including in Note 4 - Revenue from Contract with Clients, Note 6 - Property and Equipment and Note 17 - Segment and Related Information. In the current year, Americas includes United States and Latin America and Middle East/Asia/Pacific includes Middle East and Asia/Pacific. The related 2019 presentation has been recast to conform to current year presentation.

Other (Loss) Income, net

During the twelve months ended December 31, 2020, a loss of $5,501 was recognized due to the bankruptcy filing and deconsolidation of our subsidiaries in Brazil (see Note 18 - Deconsolidation of Controlling Interest in Subsidiaries). Also, the Company's EOSB plan (see Note 16 Benefit Plans) interest cost and actuarial loss totaling $637 for the twelve months ended December 31, 2020 is included within Other (loss) income, net. An additional $345 of other income was recognized during the twelve months ended December 31, 2020, representing the cancellation of a loan agreement made with the PIDC-Local Development Corporation that was funded to the Company on October 24, 2014 as part of the city of Philadelphia's (the "City") Economic Stimulus Program. In February 2020, the City agreed to cancel this loan due to the Company satisfying all obligations upon which cancellation of such debt was conditioned in the Loan Agreement.

During the twelve months ended December 31, 2019, the Company recognized $394 of income in Other (Loss) Income, net, related to the settlement of a $1,000 grant received from the Pennsylvania Department of Community and Economic Development (the "PADCED") in May 2015 (the "Grant"), net of $606 of expense related to interest costs, net of gains, related to the Company's EOSB plan and other non-operating activity. The Grant was used as part of the relocation of Hill's corporate headquarters to the city of Philadelphia where partial or full repayment of the Grant is required if specific conditions were not met, which included maintaining a minimum number of employees throughout 2018, among other conditions, with the possibility of extension at the PADCED's discretion. In July 2019, the PADCED concluded that the Company is required to repay $351 of the Grant since the Company failed to meet its employment commitment. In July 2020, the PACDED agreed to further reduce the required repayment to $324 payable in four installments of $81, with the last installment due May 1, 2021.

(b)                                 Foreign Currency Translations and Transactions

Assets and liabilities of all foreign operations are translated at year-end rates of exchange while revenues and expenses are translated at the average monthly exchange rates. Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholders’ equity titled accumulated other comprehensive income (loss) until the entity is sold or substantially liquidated. Gains or losses arising from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency), including those resulting from intercompany transactions, are reflected in foreign currency exchange loss in the consolidated statements of operations. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned and permanent equity has been elected, are recorded in accumulated other comprehensive income (loss) on the Company's consolidated balance sheets. There were no such long-term intercompany loans as of December 31, 2020.

(c)                                  Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and the revenue and expenses reported for the periods covered by the financial statements and certain amounts disclosed in the accompanying notes to the consolidated financial statements. Actual results could differ significantly from those estimates and assumptions. The estimates affecting the consolidated financial statements that are particularly significant include revenue calculations, goodwill impairment determination on recoverability of long-lived assets, income taxes, allowance for doubtful accounts, right-of-use assets, operating lease liabilities and commitments and contingencies.

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

(f)                                    Restricted Cash

Restricted cash primarily represents cash collateral required to be maintained in foreign bank accounts to serve as collateral for letters of credit, bonds or guarantees on certain projects. Generally, the cash will remain restricted until the respective project has been completed, which typically is greater than one year.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	2020	2019
Cash and cash equivalents	$34,229	$15,915
Cash - restricted	3,752	4,666
Cash - restricted, net of current portion	3,432	4,401
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$41,413	$24,982

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

No single client contributed 10% or more to revenue for the years ended December 31, 2020 and 2019.

The following table presents the number of clients comprised of 10% or more of the Company's billed accounts receivable:

	December 31,
	2020	2019
Number of 10% clients	1	1
Percentage of billed accounts receivable	16%	14%

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

No such impairment losses were recorded during the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded an impairment loss of $563, which is in SG&A on the consolidated statements of operations and in depreciation and amortization on the consolidated statements of cash flows. The impairment related to the Company's 2015 acquisition of one of its current subsidiaries, IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"), which is based out of the Company's office in Turkey. The Company's consolidated balance sheet included an intangible asset related to IMS for client relationships prior to the impairment. In addition to the decline in the intangible asset's carrying value as a result of the Company's exposure to foreign exchange losses, the Company assessed that the client relationships that were in-place at the time of the intangible asset's initial fair value measurement no longer had any value at December 31, 2019.

Acquired intangible assets also includes the purchase of an engineering license during the year ended December 31, 2020. The transaction was recorded as an asset acquisition, with an indefinite useful life.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. During the three months ended March 31, 2020 the Company determined that the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred. The Company bypassed the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test concluded that the fair value of the Company (reporting unit) exceeded its carrying amount at that time, and therefore, goodwill was not considered impaired. The Company also performed its annual impairment test effective July 1, 2020. Based on the valuation as of July 1, 2020, the fair value of the Company exceeded its carrying value. The Company determined that no impairment existed at December 31, 2020 and December 31, 2019. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

The Company will, in the ordinary course of business, form joint ventures for specific projects. These joint ventures have historically required limited or no investment and simply provide a pass-through for the Company’s billings. Any distributions in excess of the Company’s billings are accounted for as income when received and are accounted for under the equity method of accounting. In addition, the Company may make other investments accounted for at-cost. The Company’s total investments at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
RAMPED Metro Joint Venture (1)(3)	1,493	527
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	1,193	1,096
Other (3)	119	88
	$2,805	$1,711
(1)The Company has a 45.0% interest in this joint venture, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.
(2)The Company has a 5.7% interest in Concessia, Cartera y Gestion de Infrastructuras S.A. ("Concessia"), an entity which invests in the equity of companies that finance, construct and operate various public and private infrastructure projects in Spain. The practicability exception to fair value measurement was elected due to the fact that there is no readily determinable fair value for this investment. Therefore, the investment is measured at-cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. There have been no impairments of and no observable price changes in the investment.
(3)Includes investments accounted for under the equity method of accounting.

(n)    Deferred Financing Costs, Net

Net deferred financing costs include debt discount and debt issuance costs associated with obtaining commitments for financing transactions. Deferred financing costs related to revolving-debt arrangements are reflected in prepaid expenses and other current assets and other assets in the consolidated balance sheets and are amortized on a straight-line basis over the term of the loan. Deferred financing costs related to any term debt that requires scheduled repayments are recorded as a direct deduction from the Company's notes payable and other long-term debt and are amortized over the term of the respective financing agreement using the effective interest method. The amortization of such costs are included in interest and related financing fees, net, on the accompanying consolidated statements of operations.

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

(p)                                 Deferred Rent

The Company adopted Accounting Standards Update ("ASU") 2016-2, Leases (Topic 842) on January 1, 2019, which required the Company to recognize lease assets and operating lease liabilities on the Company's consolidated balance sheet for all leases with estimated lease terms of more than one year. See further detail in Note 15 - Leases.

Leases with estimated lease terms of less than one year or arrangements where the Company subleases real estate to a third party were not accounted for under ASU 2016-2. Such leases remained accounted for under the previous Accounting Standards Codification ("ASC") 840, Leases. The lease expense is recognized on a straight-line basis over the lease term and any differences between the rent paid under the terms of the lease and the straight-line rent expense is recorded as a deferred rent liability. At December 31, 2020 and 2019, deferred rent was $2, and is included in other current liabilities and other liabilities in the consolidated balance sheets.

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

See Note - 11 Share-Based Compensation for more detail.

(t)                                   Advertising Costs

Advertising costs are expensed as incurred and are reflected in SG&A expenses in the Company's consolidated statements of operations. These costs incurred were $253 and $229 for the years ended December 31, 2020 and 2019, respectively.

(u)                                    Income (loss) per Share ("EPS")

Basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per common share includes the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method and any other unvested share-based compensation awards, if dilutive.

Stock options, deferred stock and restricted stock units totaling 2,300 and 2,376 shares of the Company’s common stock were not included in the calculation of diluted common shares outstanding for the years ended December 31, 2020 and 2019, respectively, because they were anti-dilutive.

The following table provides a reconciliation to net income (loss) used in the numerator for net (loss) income per common share attributable to Hill:

	Years Ended December 31,
	2020	2019
Net (loss) income	$(7,570)	$14,254
Less: net earnings - noncontrolling interest	612	170
Net (loss) income attributable to Hill International, Inc.	$(8,182)	$14,084

Basic weighted average common shares outstanding	56,603	56,280
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	—	—
Diluted weighted average shares common outstanding	56,603	56,280

Basic and diluted net income (loss) per common share - Hill International, Inc.	$(0.14)	$0.25

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance on January 1, 2020 on a prospective basis and will begin to capitalize certain implementation costs that may have been previously expensed as incurred. There was no impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments (Topic 326) - Credit Losses: Measurement of Credit Losses on Financial Instruments, which provides guidance regarding the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology in the current guidance with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. This ASU will be effective for the Company commencing January 1, 2023. The Company is in the process of assessing the impact of this ASU on our consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Clients

The Company recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such goods or services.

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contractual terms. Under cost plus a margin contracts, the Company charges its clients for its costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration or contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

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

The components of the Company’s revenue by contract type and geographic region for the twelve months ended December 31, 2020 and 2019:

	Twelve Months Ended December 31, 2020				Twelve Months Ended December 31, 2019
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price		T&M	Total	Percent of Total Revenue
Americas	$21,964	$170,813	$192,777	52.4%	$26,664	(1)	$173,478	$200,142	53.1%
Middle East/Asia/Pacific	16,242	76,397	92,639	25.1%	31,923		73,004	104,927	27.9%
Europe	44,003	9,816	53,819	14.6%	27,645	(2)	15,843	43,488	11.6%
Africa	4,159	25,130	29,289	7.9%	1,492		26,388	27,880	7.4%
Total	$86,368	$282,156	$368,524	100.0%	$87,724		$288,713	$376,437	100.0%
(1) Includes $1,122 of revenue, previously classified as T&M contracts.
(2) Includes $4,109 of revenue, previously classified as T&M contracts.

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

The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the client regarding acknowledgment and/or agreement with the modification, as well as historical experience with the client or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects and T&M with a cap contracts, expected to exceed the cap value, generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the client. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed under the Company’s performance obligations, estimating total revenue and cost at completion on its long term contracts is complex, subject to many variables and requires significant judgment.

For basic and cost plus T&M contracts and T&M with a cap, not expected to exceed the cap, contracts, the Company recognizes revenue over time using the output method which measures progress toward complete satisfaction of the performance obligation based upon actual costs incurred, using the right to invoice practical expedient.

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the twelve months ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of the period was $9,955 and $14,156, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $101,800 and $113,592, respectively. During the following 12 months, approximately 47% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets, are as follows:

	December 31,
Accounts Receivable	2020	2019
Billed (1)	$113,021	$132,339
Unbilled (2)	37,960	30,026
	$150,981	$162,365
Allowance for doubtful accounts (1)(3)	(52,795)	(58,473)
Accounts Receivable, net	$98,186	$103,892

Accounts Receivable - Affiliates
Billed	$15,560	$12,546
Unbilled (2)	8,380	6,888
	$23,940	$19,434
Allowance for doubtful accounts (3)	(655)	(658)
Accounts Receivable - Affiliates, net	$23,285	$18,776
(1) Includes $33,242 and $32,864 related to amounts due from a client in Libya as of December 31, 2020 and 2019, respectively, which were both fully reserved for in the allowance for doubtful accounts.
(2) Amount is net of unbilled reserves.
(3) See Schedule II-Valuation and Qualifying Accounts for breakdown of allowance for doubtful accounts for amounts added/(recovered), net of charge-offs for amounts determined to be uncollectible, for the years ended December 31, 2020 and 2019.

Unbilled receivables primarily represent revenue earned on contracts that the Company is contractually precluded from billing until predetermined future dates.

The Company determines its allowance for doubtful accounts based on the aging of amounts that have been billed to-date, the client's history, credit, concentration and current economic changes. The allowance for doubtful accounts is reviewed, at a minimum, on a quarterly basis and adjustments are recorded as deemed necessary.

During the year ended December 31, 2019 , the Company recovered amounts due from a client in Libya of $9,652. The client's accounts receivable balance had been reserved for in the Company's allowance for doubtful accounts in previous years, which were reversed as a result of the receipt of the payments. No additional amounts were recovered from the Libyan client during the year ended December 31, 2020.

Net bad debt recoveries of $1,936 and $8,426 are included in SG&A expenses in the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively.

Note 6 — Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets based on the type of property and equipment . Upon retirement or other disposition of these assets, the cost and related depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in results of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

The components of property and equipment are as follows:

	December 31,
	2020	2019
Furniture and equipment	$8,416	$10,608
Leasehold improvements	10,197	10,977
Automobiles	1,309	1,334
Computer equipment and software	28,069	29,285
	47,991	52,204
Less accumulated depreciation and amortization	(38,548)	(40,309)
Property and equipment, net	$9,443	$11,895

The Company's depreciation expense for the related balances were recorded as follows to the Company's consolidated statements of operations:

	Years Ended December 31,
	2020	2019

Total depreciation expense	$3,959	$2,810

Portion charged to direct expenses	$397	$856

Portion charged to selling, general and administrative expense	$3,562	$1,954

Note 7 — Intangible Assets

The following table represents acquired intangible assets as a result of the Company's acquisition history and the client contracts that were attained at the time of the acquisition:

	December 31,
	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,100	$—	$—	$—

Client relationships	509	356	1,080	848

Total	$2,609	$356	$1,080	$848

Intangible assets, net	$2,253		$232

During the year ended December 31, 2020, the Company acquired a Grandfathered Engineering Corporation license ("engineering license"), which was determined to have an indefinite useful life. As such, no amortization expense was recorded during the year ended December 31, 2020.

The Company's client relationships intangible assets are amortized over the estimated life of ten years.

Amortization expense related to these intangible assets of $79 and $1,014 for years ended December 31, 2020 and 2019, respectively. The twelve months ended December 31, 2019 included an impairment loss of $563 and was reflected in selling, general and administrative expenses on the Company's consolidated statements of operations. This client relationship intangible asset related to the Company's 2015 acquisition of one of its current subsidiaries, IMS Proje Yonetimi ve Danismanlik A.S. ("IMS"), which is based out of the Company's office in Turkey. The Company's consolidated balance sheets included an intangible asset related to IMS for client relationships prior to the impairment. In addition to the decline in the intangible asset's carrying value as a result of the Company's exposure to foreign exchange losses, the Company assessed that the client relationships that were in-place at the time of the intangible asset's initial fair value measurement no longer had any value at December 31, 2019. The Company did not incur any impairment losses during the year ended December 31, 2020.

The following table presents the estimated amortization expense based on our remaining intangible assets for the next five years:

Estimated
Amortization
Years Ending December 31,	Expense
2021	$51
2022	51
2023	51
2024	—
2025	—

Note 8 — Goodwill

The following table summarizes the changes in the carrying value of goodwill:

Balance, December 31, 2018	$48,869
Translation adjustments (1)	(845)
Balance, December 31, 2019	48,024
Translation adjustments (1)	(1,627)
Balance, December 31, 2020	$46,397
(1) The translation adjustments are calculated based on the foreign currency exchange rates as of December 31, 2020 and 2019.

During the three months ended March 31, 2020 the Company determined that the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred. The Company bypassed the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test concluded that the fair value of the Company (reporting unit) exceeded its carrying amount at that time, and therefore, goodwill was not considered impaired.

The Company performed its annual impairment test effective July 1, 2020 and noted no impairment. Based on the valuation as of July 1, 2020, the fair value of the Company exceeded its carrying value. The Company also determined that no impairment existed at December 31, 2020 and December 31, 2019. In the future, the Company will continue to perform the annual test during its third quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

Note 9 — Accounts Payable and Accrued Expenses

The table below reflects the Company's breakdown of the amounts in accounts payable and other accrued expenses by cost category as of the periods presented below:

	December 31,
	2020	2019
Accounts payable	$20,953	$22,102
Accrued payroll and related expenses	26,691	24,718
Accrued subcontractor fees	8,711	9,405
Accrued agency fees (1)	4,239	4,395
Accrued legal and professional fees	2,894	2,169
Other accrued expenses	4,309	2,383
	$67,797	$65,172
(1) $4,156 in accrued agency fees at December 31, 2019 that were previously included in accrued payroll and related expenses are now reflected in accrued agency fees.

Note 10 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.67%	7.92%	$28,950	$29,250
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.50%	6.27%	14,400	9,400
Hill International N.V. - Société Générale International Revolving Credit Facility (3)(6)	05/04/2022	Variable	4.11%	4.16%	4,035	2,302
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (4)	04/18/2021	Variable	5.65%	5.81%	—	593
Hill International Brasil S.A. - Revolving Credit Facility (5)	06/12/2020	Fixed	3.07%	3.24%	—	498
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A. (6)	12/31/2021	Fixed	2.21%	2.21%	581	1,054
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	421	486
Hill International Spain S.A.-Bankinter S.A.2020 Term Loan (6)(7)	05/04/2024	Variable	2.23%	N/A	357	—
Hill International Spain S.A.-Banco Santander, S.A. Term Loan (6)(7)	05/30/2025	Fixed	3.91%	N/A	367	—
Hill International Spain S.A.-BBVA, S.A. P.P. Term Loan (6)(7)	06/19/2025	Variable	2.28%	N/A	367	—
Hill International Spain S.A.-Bankia, S.A. 2020 Term Loan (6)(7)	06/05/2025	Variable	2.54%	N/A	303	—
Total notes payable and long-term debt, gross					49,781	43,583
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(500)	(641)
Notes payable and long-term debt					$49,281	$42,942
Current portion of notes payable					1,171	1,972
Current portion of unamortized debt discount and deferred financing costs					(184)	(180)
Current maturities of notes payable and long-term debt					$987	$1,792
Notes payable and long-term debt, net of current maturities					48,294	41,150
Footnotes to the Notes Payable and Long-Term Debt Table Above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through December 31, 2020 and 2019 since the loan origination or modification date.

(2) At December 31, 2020 and 2019, the Company had $6,605 and $6,548 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $7,495 and $9,052 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 and $25,000 as of December 31, 2020 and 2019, respectively. See 'Secured Credit Facilities' section below for further information.

(3) As of December 31, 2020 and 2019, the Company had $2,189 and $2,232 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,085 and $3,145 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $7,309 and $7,679 as of December 31, 2020 and 2019, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB overdraft credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of December 31, 2020 and 2019. The Company had $3,131 and $2,538 of availability under the credit facility as of December 31, 2020 and 2019, respectively.

(5) See Note 18 - Deconsolidation of Controlling Interest in Subsidiaries related to the bankruptcy and liquidation of Hill International Brasil S.A. (the "borrower"), which resulted in the deconsolidation of the borrower from the Company's consolidated financial statements. This unsecured revolving credit facility was subject to automatic renewals on a monthly basis. Effective with the November 2019 renewal of the unsecured revolving credit facility, the interest rate was reduced by the credit facility lender from 3.30% to 2.80%. The Company had no availability under the unsecured credit facility as of December 31, 2019. The amounts outstanding are based on conversion rates from Brazilian Real as of December 31, 2019.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of December 31, 2020 and 2019, accordingly.

(7) Includes loan agreements entered into between April and June 2020, where the respective loan agreements require interest-only monthly payments during grace periods that last from six months or one year from the date of the agreements. The variable interest loans are subject to either semi-annual or annual review by the respective lenders thereof and the respective interest rates in respect thereof are determined based on the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus a margin, as set by the respective lender.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2%. The Company was in compliance with this financial covenant calculation as of December 31, 2020.

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

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the LIBOR rate for the relevant interest period, plus 3.75%, per annum or the Base Rate, plus 2.75%, per annum.

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

The unamortized debt issuance costs of $755 and $1,317 are included in prepaid expenses and other current assets and other assets in the Company's consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively.

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

At December 31, 2020, contractually scheduled maturities of current and long-term debt, net of the amortization of the deferred financing costs related to the 2017 Term Loan Facility, were as follows:

Years Ending December 31,	Total Scheduled Maturities (1)
2021	$955
2022	18,958
2023	28,701
2024	380
2025	199
Thereafter	88
Total	$49,281
(1) Amounts are estimated based on the foreign currency exchange rates as of December 31, 2020, where applicable.

Other Financing Arrangements

On May 1, 2020, subsequent to the maturity of the Company's previous commercial premium financing arrangement in April 30, 2020 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,391. The terms of the arrangement include a $509 down payment, followed by monthly payments to be made over an ten month period at a 3.04% interest rate through March 31, 2021.

As of December 31, 2020 and 2019, the balances payable to AFCO for these arrangements were $872 and $768 and is reflected in other current liabilities on the Company's consolidated balance sheets.

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

A portion of the stock options or other equity units outstanding during the year ended December 31, 2020 may include those issued under the Company's previous equity compensation plans (the 2006 Employee Stock Purchase Plan and 2009 Non-Employee Director Stock Grant Plan). Future grants are no longer available under these plans.

The Company records share-based compensation expense based on the fair value of the equity award grants, as described further below. Share-based compensation expense is included in selling, general and administrative expenses in the Company's consolidated statements of operation.

The following table summarizes the total share-based compensation expense as follows:

	Years Ended December 31,
	2020	2019
Restricted stock units	$975	$472
Deferred stock units	622	664
Stock options	366	434
Common stock (1)	—	916
Common stock issued under the 2008 Employee Stock Purchase Plan	43	28
Total	$2,006	$2,514
(1) The year ended December 31, 2019 included common stock issued for the Company's Profit Improvement Plan.

The unrecognized costs related to these equity units, excluding employee stock options (summarized separately below) was $2,498 and $1,183, which are expected to be recognized over a weighted-average period of 1.6 and 2.1 years at December 31, 2020 and 2019, respectively.

The following table summarizes the activity related to the equity units, excluding employee stock options (summarized separately below), issued by the Company for the years ended December 31, 2020 and 2019:

	Number of RSU's	RSU Weighted Average Issue Price	Number of DSU's	DSU Weighted Average Issue Price
Unvested, December 31, 2018	—	$—	20	$3.05
Outstanding, Granted	485	3.22	254	2.74
Forfeited	(21)	3.23	—	—
Vested	—	—	(240)	2.73
Unvested, December 31, 2019	464	3.22	34	3.11
Granted	444	3.28	343	1.69
Forfeited	(51)	3.26	—	—
Vested	(167)	3.23	(356)	1.74
Unvested, December 31, 2020	690	$3.26	21	$3.10

RSU's

RSU's issued entitle each Participant to receive one unit of common stock upon vesting. RSU's awarded by the Company may be subject to vesting conditions that are contingent upon time and performance, depending on the terms of the RSU award.

Time-Vested RSU's

During the twelve months ended December 31, 2020 and 2019, the Company granted certain key employees and executive officers RSU's under the 2017 Plans that will vest and convert to common stock annually over a three-year period on the anniversary date of the grant date, contingent upon their employment with the Company at each vesting date. Any unvested time-based RSU's will be forfeited if the Participant is no longer employed by the Company at any vesting date over the three-year term and the related expense will be adjusted for amounts related to the unvested RSU's. The value of these RSU awards was determined based on the Company's closing stock price at the grant date and is being recorded on a straight-line basis over the three-year term.

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

During the twelve months ended December 31, 2020 and 2019, the Company granted certain key employees and executive officers performance-based RSU's, where vesting is contingent upon the Company's achievement of an earnings-based performance target for at least one of the years included during the three-year term. The number of RSU's that could vest range from 50.0% to 200.0% of the number RSU's included in the grant. Common stock will be issued for each vested RSU on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the Participant is no longer employed by the Company prior to the vesting date in which the performance target is met. The Participant is still entitled to the vested RSU's if they separate from the Company before the three-year anniversary grant date. The fair value of the grants is based on the closing price of the Company's stock at the grant date. As of December 31, 2020, the target for the initial year during the three-year term had not been met and, accordingly, the Company did not record any share-based compensation expense for these RSU's.

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

The Company's non-employee board of directors (the "Board") receive DSU grants for their equity-based portion of their annual service retainer at each annual stockholder meeting during their term of service. At their election, the Board can also receive additional DSU's in lieu of the cash portion of their annual retainer. DSU's issued to the Board are only subject to forfeiture if their departure from the Company is due to termination with cause and, otherwise, will vest. Therefore, the Company recognizes the full fair value of the award at the date of the grant. The fair value of the DSU's are determined based on the Company's stock closing price on the grant date and the number of DSU's awarded in the award agreement.

Employee Stock Option

The Black-Scholes option valuation model is used to estimate the fair value of the options. The following table summarizes the fair value of options granted during 2020 and 2019 and the assumptions used to estimate the fair value:

	December 31,
	2020	2019
Average expected life (years)	N/A *	3.50
Forfeiture range	N/A *	—%
Weighted average forfeiture rate	N/A *	—%
Dividends	N/A *	—%
Volatility range	N/A *	49.4%
Weighted average volatility	N/A *	49.4%
Range of risk-free interest rates	N/A *	1.9%
Weighted average risk-free interest rate	N/A *	1.9%
Weighted average fair value at grant date	N/A *	$0.88
* There were no stock options granted during the year ended December 31, 2020.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2020 and 2019 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	1,943	$4.36
Granted	500	3.13
Exercised	—	—
Expired	(564)	4.53
Forfeited	—	—
Outstanding, December 31, 2019	1,879	3.98
Granted	—	—
Exercised	—	—
Expired	(306)	3.79
Forfeited	(10)	4.46
Outstanding, December 31, 2020	1,563	$4.01	2.40	$3,273
Exercisable, December 31, 2020	1,036	$4.01	1.96	$2,372

The aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2020.  At December 31, 2020, the weighted average exercise price of the outstanding options was $4.01 and the closing stock price was $1.92.

The weighted average characteristics of outstanding stock options by exercise price at December 31, 2020 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2020	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2020	Weighted Average Remaining Contractual Life (in years)
$3.13	500	3.45	167	3.45
4.00	250	2.25	200	2.25
4.03	225	1.08	225	1.08
4.31	13	2.45	10	2.45
4.65	347	3.19	208	3.19
4.90	5	1.59	5	1.59
4.95	211	0.19	211	0.19
5.17	12	2.45	10	2.45
	1,563	2.40	1,036	1.96

At December 31, 2020, total unrecognized compensation cost related to non-vested options was $527 which will be recognized over the remaining weighted-average service period of 2.40 years.

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP") covers 2,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During the years ended December 31, 2020 and 2019, the Company received aggregate ESPP proceeds of $245 for 196 of the Company's shares and $161 for 77 of the Company's shares, respectively.

Note 12 — Stockholders’ Equity

In April 2020, the Company exercised its right to retain 261 common shares that were pledged as collateral under the terms of a secured promissory note payable to the Company. Upon the terms of the secured promissory note, the note holder agreed to relinquish these shares upon the maturity date. As a result, these shares have been transferred from common stock to treasury stock, as reflected on the Company's Statements of Stockholders' Equity.

Note 13 - Income Taxes

The effective tax rates for the years ended December 31, 2020 and 2019 were (1636.2)% and (8.4)%, respectively. For the year ended December 31, 2020, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly Brazil. For the year ended December 31, 2019, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to benefits recognized from provision to return adjustments and the reversal of an outstanding tax accrual related to the Claims Construction Group sale. This is partially offset by additional uncertain tax position accruals, as well as additional increases in the Company's valuation allowances.

The components of (loss) earnings before income taxes on the Company's consolidated statements of operations by the United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2020	2019
United States	$(1,839)	$(3,948)
Foreign jurisdictions	1,403	17,093
	$(436)	$13,145

Income tax expense (benefit), as reflected in the Company's consolidated statements of operations, consists of the following:

	Current	Deferred	Total
Year ended December 31, 2020:
U.S. federal	$—	$26	$26
State and local	217	(15)	202
Foreign jurisdictions	6,100	806	6,906
	$6,317	$817	$7,134

Year ended December 31, 2019:
U.S. federal	$65	$23	$88
State and local	(27)	(5)	(32)
Foreign jurisdictions	(1,934)	769	(1,165)
	$(1,896)	$787	$(1,109)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes broad and complex changes to the U.S. tax code and includes significant provisions impacting the Company's 2018 and 2019 effective tax rate. The changes include, but are not limited to, a reduction in the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time deemed repatriation (“Transition Tax”) on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes that may apply on certain foreign sourced earnings. The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. For the year ended December 31, 2020, there was no tax incurred as a result of the period inclusion. For the year ended December 31, 2019, there was an immaterial amount of tax incurred as a result of the period inclusion.

On December 27, 2020, the Consolidated Appropriations Act 2021 (the “Appropriations Act”) was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things, temporarily extends certain expiring tax provisions through December 31, 2025. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020. The Company is currently evaluating the provisions of the Appropriations Act as well as the CARES Act, but at present time, does not expect that the CARES Act or the Appropriations Act will result in a material tax or cash benefit.

Income tax expense (benefit) was $7,134 and $(1,109) for the twelve months ended December 31, 2020 and 2019, respectively. The following table summarizes the difference between the income tax expense/(benefit) at the United States statutory rate of 21.0% for both years ended December 31, 2020 and 2019 and the income tax expense at effective worldwide tax rates for the respective periods:

	Years Ended December 31,
	2020	2019
Statutory federal income tax (benefit)	$(92)	$2,760
Foreign tax expense	4,415	50
Change in the valuation allowance	(766)	1,968
Net liability additions for uncertain tax positions	1,713	1,183
Excess compensation	129	—
State and local income taxes, net of federal income tax benefit	202	(32)
Stock options	122	94
Foreign intercompany loan adjustments	764	185
Prior period adjustments	499	(1,821)
Global intangible low-taxed income	—	369
Non-deductible loss on bond	—	(1,667)
Reversal of Construction Claims Group liability	—	(4,056)
Other	148	(142)
Total	$7,134	$(1,109)

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$9,442	$9,807
Net operating loss carry forward - foreign operations	6,673	10,295
Compensated absences	1,559	944
Foreign income taxes on currency translation	3,315	5,543
Share-based compensation	581	465
Allowance for doubtful accounts	2,840	3,440
Labor contingencies	6	261
Interest limitations	1,144	1,659
Foreign tax credit	115	292
Accrued expenses	1,369	1,164
Other	279	375
Total gross deferred tax assets	27,323	34,245
Valuation allowances	(20,103)	(28,821)
Net deferred tax assets	7,220	5,424

Deferred tax liabilities:
Intangible assets	(1,627)	(1,364)
Depreciation	(317)	(86)
Prepaid expenses	(465)	(434)
Change in tax method	(570)	(284)
Deferred income	(1,753)	125
Total gross deferred tax liabilities	(4,732)	(2,043)
Net deferred tax assets	$2,488	$3,381
The deferred taxes have been reflected in the Company's consolidated balance sheets based on tax jurisdiction as follows:

	December 31,
	2020	2019
Deferred tax asset	$3,698	$3,800
Deferred tax liability	(1,210)	(419)
Net deferred tax assets	$2,488	$3,381

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance. See Schedule II - Valuation and Qualifying Accounts for breakdown of valuation allowance for amounts added, net of deductions, for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2018, the Company generated net operating losses in the U.S., which, under the Act, now have an unlimited life. The Company recorded an additional valuation allowance to materially offset this loss, as the Company had determined that it was more likely than not that the they would not be able to utilize a significant portion of its United States deferred tax assets. The gross cumulative federal net operating loss as of December 31, 2020 and 2019 was $9,351 and $9,553, respectively, with no expiration. The cumulative state net operating losses at December 31, 2020 and 2019 were $115,291 and $113,945, which will begin to expire in 2025.

At December 31, 2020 and 2019, there were approximately $32,014 and $46,630, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $8,541 and $16,073 were recorded at December 31, 2020 and 2019, respectively, primarily related to the foreign net operating loss carry forwards.

The Company continues to evaluate its worldwide cash needs, and as of December 31, 2020, the Company has a partial reinvestment assertion on certain of its unremitted foreign earnings. Generally, the foreign earnings previously subject to the Transition Tax in the U.S. can be distributed without additional U.S. federal tax, however, any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes, if applicable, as well as certain U.S. state taxes when remitted in any given year. At December 31, 2020, the Company has made no provision for federal, state, withholding or other foreign taxes related to these earnings as these taxes are either not applicable or not material. Additionally, the Company's Netherlands subsidiary has a partial reinvestment assertion regarding certain unremitted foreign earnings as well. The Company has made no provision for foreign taxes related to these earnings because the Netherlands entity continues to qualify for the participation exemption whereby certain foreign earnings can be repatriated without any additional tax at December 31, 2020.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2020 and 2019, including interest and penalties:

	Years Ended December 31,
	2020	2019
Balance, beginning of year	$4,615	$2,988
Reductions based on tax positions related to prior years	(162)	(702)
Reduction due to settlements with taxing authorities	—	(960)
Additions based on tax positions related to prior years	1,875	3,289
Balance, end of year	$6,328	$4,615

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

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2020 and 2019, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $757 and $616, respectively, related to potential interest and penalties.

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”). The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. The Company is evaluating the impact of the judgment of the Court. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The arbitration was concluded in August 2020 in Knowles' favor. Celtic has appealed the arbitrator's decision.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that the Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a performance guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued. The Company filed a pleading before the Kuwait Cassation Court in August 2020 and is awaiting a decision.

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds and letters of guarantee to clients, potential clients and other third parties, mainly for the purposes as follows:

(1)The Company has entered into contracts for the performance of construction management services that provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases, these clients also require a parent company guarantee. The average term the Company entered into such arrangements was 2.1 years at December 31, 2020.

(2)The Company may also enter into certain contracts that require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services. The weighted average term the Company entered into such arrangements was 1.1 years at December 31, 2020, which excludes performance bonds that contain open-ended expiration dates.

(3)Certain clients may require bonds as part of the bidding process for new work. Bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected, the bond is canceled and if the bid is accepted, the Company may be required to provide a performance bond. The weighted average term of these arrangements was 0.3 years at December 31, 2020, which excludes bid bonds with open-ended expiration dates.

The maximum potential future payment under these arrangements at December 31, 2020 and 2019 was $67,382 and $74,597, respectively, which primarily includes credit facility arrangements that are denominated in foreign currencies. These balances partially reduced the Company's available borrowing capacity on the Domestic and International Revolving Credit Facilities by a total of $8,794 and $8,780 at December 31, 2020 and 2019, respectively, as reflected in Note 10 - Notes Payable and Long-Term Debt.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow at December 31, 2020 and 2019 was $7,184 and $9,067, respectively.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,323 which is reflected in other liabilities in the consolidated balance sheet, $402 of which was expensed in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2020.

Note 15 — Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal or early termination options is made by the Company at lease inception when establishing the term of the lease. On January 1, 2019, the Company adopted ASU-2016-2, Leases (Topic 842), which required the Company to recognize right-of use lease ("ROU") assets and lease liabilities on its consolidated balance sheet for all leases in excess of one year in duration. The lease liability represents the present value of the remaining lease payments, which only includes payments that are fixed and determinable at the time of commencement, over the lease term. The lease term may be adjusted for renewal or early termination options provided in the leases only if it is reasonably certain that the Company will exercise such options. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Rent expense for leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date for rent payments that are determined to be fixed, or are determinable at the lease commencement date. Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities. Typically, these amounts for such payments cannot be determined at the lease commencement date, and are identified as variable lease payment, which are expensed as incurred.

Total rent expense for the twelve months ended December 31, 2020 and 2019 included $2,374 and $2,138, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $8,294 and $9,079 for the twelve months ended December 31, 2020 and 2019, respectively, is included in either selling, general and administrative expenses or direct expenses, as appropriate, in the consolidated statements of operations.

During the three months ended June 30, 2020, as a result of the COVID-19 pandemic, the Company received rent concessions from certain lessors primarily in the form of rent payment deferrals, where rents that were originally scheduled to be paid to such lessors during the three months ended June 30, 2020, per the terms of the leases, were agreed to not become due and payable until 2021, with the option to pay the amounts deferred in monthly installments, plus interest. In April 2020, the FASB issued a Q&A in order to simplify how ASC-842 should be applied to rent concessions received as a result of the pandemic, and provided an optional practical expedient that permits an entity to make an election to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications, under certain conditions. Entities that make this election can then apply the lease modification guidance in ASC-842 or account for the concession as if it were contemplated as part of the existing contract. The Company elected to apply the practical expedient and not apply the lease modification guidance and has accordingly continued to recognize the rent expense as if no deferral had been provided. The Company recorded a payable for these amounts reflected in accounts payable and accrued expenses in the Company's consolidated balance sheets of $586 for such rent deferrals, which are required to be paid over monthly installments through December 2021.

The Company subleases certain real estate to third parties (the "sublessee"). The sublease income recognized for the twelve months ended December 31, 2020 and 2019 was $1,338 and $569, respectively, and was recorded as a reduction to selling, general and administrative expenses in the Company's consolidated statements of operations. These subleases may require the sublessee to reimburse the Company if they are required to pay property taxes, utilities and other costs related to the leased office facility. These reimbursements are identified as variable lease payments since these amounts cannot be determined at the lease commencement date and are recognized as reduction in expense as incurred.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

Years Ending December 31,	Total Operating Lease Payments	Total Financing Lease Payments
2021	$5,772	$75
2022	4,491	75
2023	3,679	75
2024	2,735	40
2025	1,963	—
Thereafter	2,958	—
Total minimum lease payments (1)(2)	21,598	265
Less amount representing imputed interest	3,260	9
Present value of lease obligations	$18,338	$256
Weighted average remaining lease term (years)	4.63	3.54
Weighted average discount rate	7.0%	2.1%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange rate as of December 31, 2020, where applicable.
(2) Includes lease amendments executed as of December 31, 2020, but not yet commenced.

Note 16 - Benefit Plans

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age who have completed at least thirty days of service. Generally, the Company matched $0.50 on the dollar of employee contributions up to a maximum of 6.0% of the employee's salary. Beginning with the May 1, 2020 pay period, the Company suspended the Company match through December 31, 2020 as part of the Company's corporate cost reductions related to COVID-19 (see Note 2 - Liquidity). The Company resumed the match on January 1, 2021. For the years ended December 31, 2020 and 2019, the Company recognized expense of $706 and $2,151, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) that provide lump sum termination benefits to certain employees in the United Arab Emirates, Saudi Arabia, Qatar, Oman, and Bahrain. The EOSB Plans are calculated based on tenure of service and may vary depending on the circumstances surrounding the separation. Generally, the plans provide for a lump sum benefit that is based on the employee's salary, years of service and statutory requirements that exist within the employee's office location. The Company calculated the present value of the expected future payments using the Projected Unit Credit Method, which estimates the fair value of the projected benefits that current plan participants will earn and was used to assess the Company's liabilities as of December 31, 2020 and 2019. The baseline assumptions used for the calculation included a discount rate of 0.9%, a salary increase of 2.0% per annum and an employee turnover rate of 25% per annum. The Company recorded liabilities of $10,090 and $10,440 for the EOSB Plans as of December 31, 2020 and 2019, respectively, which are included in accrued payroll and related expenses. For the years ended December 31, 2020 and 2019, the Company recognized expense for the EOSB Plans of $2,456 and $2,269, respectively, of which $1,819 and $1,962, respectively, related to service costs is included in direct expense and selling, general and administrative expense in the consolidated statements of operations. The remaining expense is included in other (loss) income, net, in the consolidated statements of operations.

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

The following tables present certain information for the Company's operations:

Total Revenue by Geographic Region:

	2020		2019
Americas	$192,777	52.4%	$200,142	53.1%
Middle East/Asia/Pacific	92,639	25.1%	104,927	27.9%
Europe	53,819	14.6%	43,488	11.6%
Africa	29,289	7.9%	27,880	7.4%
Total	$368,524	100.0%	$376,437	100.0%
For the twelve months ended December 31, 2020 and 2019, total revenue for the United Arab Emirates amounted to $39,353 or 10.7%, and $37,904 or 10.1%, of the Company's total revenue, respectively. No other country except for the United States and the United Arab Emirates accounted for over 10% of total revenue.

Operating Profit (Loss):

	2020	2019
Americas	$31,959	$27,834
Middle East/Asia/Pacific	9,287	13,782
Europe	5,558	4,955
Africa	5,401	11,235
Corporate	(41,706)	(39,260)
Total	$10,499	$18,546

Depreciation and Amortization Expense:

	2020	2019
Project Management	$1,385	$3,791
Corporate	2,653	33
Total	$4,038	$3,824

Revenue By Client Type:

	2020		2019
U.S. federal government	$17,942	4.9%	$18,967	5.0%
U.S. state, regional and local governments	118,845	32.2%	124,504	33.1%
Foreign governments	99,906	27.1%	91,683	24.4%
Private sector	131,831	35.8%	141,283	37.5%
Total	$368,524	100.0%	$376,437	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2020	2019
Americas	$7,741	$10,401
Middle East/Asia/Pacific	917	882
Europe	544	473
Africa	241	139
Total	$9,443	$11,895

Note 18 - Deconsolidation of Controlling Interest in Subsidiaries

On June 12, 2020, Hill International Brasil S.A ("Hill Brazil") filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo Brazil. Hill Brazil was a consolidated operating subsidiary of Hill International Brasil Participacoes LTDA ("Brazil Consolidated"). A trustee was appointed by the court on June 15, 2020 to oversee the settlement of liabilities and close the entity. The Company lost control of Hill Brazil on the date of the bankruptcy filing and, as a result, deconsolidated Hill Brazil at that time.

At June 12, 2020, Hill Brazil's assets totaled $1,901, and consisted of Cash $9, Accounts receivable $1,380, Property, Plant & Equipment $295 and other assets $217. At June 12, 2020, Hill Brazil's liabilities totaled $3,538 and consisted of accounts payable and accrued expenses $1,800, debt $365, deferred revenue $132 and other liabilities $1,242. Therefore, Hill Brazil's liabilities exceeded assets by $1,638. The write-off of the investment in Hill Brazil by Brazil Consolidated resulted in a $1,201 loss. The write-off of the balance sheet and write-off of the investment in Hill Brazil resulted in a $437 gain on the deconsolidation before consideration of foreign currency adjustments and intercompany items.

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

On December 29, 2020, Brazil Consolidated filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo Brazil. Brazil Consolidated was a consolidated subsidiary of Hill International, N.V. The Company lost control of Brazil Consolidated on the date of the bankruptcy filing and as a result deconsolidated Brazil Consolidated at that time which resulted in an additional net loss of $1,437 being recorded on the consolidated statements of operations under other loss (income), net. The balance sheet of Brazil Consolidated primarily consisted of intercompany payables. The corresponding intercompany receivables were written off on the respective entity's balance sheets in conjunction with the liquidation and deconsolidation of Brazil Consolidated resulting in no net consolidated income/loss impact. The net loss is primarily comprised of the deconsolidation of $1,350 of net assets, and $313 of accumulated other comprehensive losses related to foreign currency adjustments taken into expense which were offset by $226 of eliminated capital.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based upon its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in the Exchange Act. Our internal control system was designed under the supervision of our Chief Executive Officer (the "CEO") and our Senior Vice President and Chief Financial Officer (the "CFO") and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management, under the supervision of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO (2013), determined that the Company had not maintained effective internal control over financial reporting as of December 31, 2020 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, a copy of which is included in Item 8 of this Annual Report on Form 10-K.

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

Remediated Material Weaknesses

Control Environment

Financial Reporting - Policies Procedures and Controls

The material weakness that the Company did not design, establish, and maintain effective documented U.S. GAAP compliant financial accounting policies and procedures, nor a formalized process for determining, documenting, communicating, implementing, monitoring, and updating accounting policies and procedures has been remediated. The Company has implemented new accounting and finance policies which are reviewed and updated periodically. This matter was first reported in the Company's December 31, 2016 Form 10-K/A.

Control Activities

Foreign Currency Transactions

The material weakness that the Company did not maintain effective controls over the accurate preparation, recording, and review of foreign currency related transactions in accordance with ASC 830, Foreign Currency Matters has been remediated.

This matter resulted in a restatement of the Company’s 2016, 2015, and 2014 consolidated financial statements and specifically related to the Company’s accounting for its foreign currency gains and losses on intercompany transactions. The Company has implemented controls and processes over foreign currency transactions and analysis of the corresponding general ledger accounts to mitigate this matter.

This matter was first reported in the Company's December 31, 2016 Form 10-K/A Amendment 2. This matter was self-reported by the Company to the SEC.

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

Cash Flow

The material weakness that the Company did not maintain effective controls to ensure the accurate preparation and review of the cash flow statement in accordance with ASC 230, Statement of Cash Flows has been remediated. This matter was first reported in the Company's December 31, 2016 10-K/A Amendment 2. These deficiencies resulted in material line item adjustments to the Company's consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

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

Journal Entries - Policies, Procedures and Controls

The material weakness that the Company did not design and operate policies, procedures and controls to ensure that journal entries were properly approved has been remediated, including a segregation of duties between the preparer and approver of the journal entries. This matter was first reported in the Company's December 31, 2019 10-K.

The Company has implemented controls and processes over the review and approval of journal entries and the segregation of the preparation and approval functions to mitigate this matter. The company has implement new accounting and finance policies which are reviewed and updated periodically.

Aggregation of Deficiencies

Multiple deficiencies were aggregated to create a material weakness.

Intercompany Balances

The material weakness that intercompany balances were not appropriately recorded and paired within the system, nor were the intercompany accounts appropriately reconciled on a timely and continuing basis has been remediated. The company has implemented controls and oversight of the intercompany process mitigating this matter. This matter was first reported in the December 31, 2016 10-K/A Amendment 2.

Joint Ventures

The material weakness that the Company did not properly account for its investments in joint ventures, as required under ASC 323, Equity Method and Joint Ventures has been remediated. The Company has implemented a white paper process for joint ventures to ensure the proper accounting treatment is followed; additional controls provide for the oversight of the accounting for each joint venture agreement. This matter was first reported in the December 31, 2016 10-K/A Amendment 2.

Information & Communication

Access & Segregation of Duties

The material weakness that the Company did not maintain effective controls over certain information technology ("IT") systems and processes that are relevant to the preparation of our consolidated financial statements has been remediated Specifically, the Company did not maintain effective monitoring controls for the periodic review of access to financial systems and data, for user access to segregated duties within financial applications and for decommissioning of access privileges following changes in employment status.

The Company has completed system access reviews and a comprehensive segregation of duties ("SOD") review. The Company will continue to monitor and execute access and SOD reviews periodically. Additional updates to system roles, access and compensating controls will be performed to further mitigate SOD conflicts.

The Company has and will continue to address the coordination and communication of personnel changes between the finance, human resources and IT departments to ensure timely modification or decommissioning of access. This matter was first reported in the Company's December 31, 2018 Form 10-K.

Monitoring & Review

The material weakness that the Company did not maintain effective monitoring and review activities including the timely assessment of control design gaps and their impact to the control environment has been remediated. This matter was the result of the Company not completing Sarbanes Oxley (“SOX”) testing for fiscal year 2018 and was first reported in the Company's December 31, 2018 Form 10-K. Due to the volume of material weaknesses and control deficiencies previously outstanding, additional oversight was required to mitigate the weaknesses identified in the control environment.

The Company has implemented remediation plans that have addressed multiple material weaknesses. The Company will continue to monitor and review the control environment.

Risk Assessment

Income Tax & Uncertain Tax Positions

The material weakness that the Company did not maintain effective controls over its income tax provision and related balance sheet accounts has been remediated. This matter was specific to the reversal of tax accruals established for uncertain tax positions.

The Company has implemented multiple controls to ensure the proper recognition and de-recognition of tax liabilities is performed. The Tax Director analyzes all uncertain tax provisions quarterly which is reviewed with the Company CFO. This matter was first reported in the Company's December 31, 2016 Form 10-K/A Amendment 2.

Outstanding Material Weaknesses

We continue implementing various changes in our internal control over financial reporting to remediate the material weaknesses described. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to these material weaknesses throughout the remainder of 2021. Management believes that the new people, processes, third party partners and control design provide the foundation for remediation of the remaining material weaknesses. The material weaknesses will be deemed fully remediated when the control processes have been operating effectively for a sufficient period of time and when management testing has reached a successful conclusion. We will continue to review, optimize and enhance our financial reporting controls and procedures, as we continue to evaluate and work to improve our internal control over financial reporting.

Control Activities

Vendor Approval - Policies, Procedures and Controls

The Company did not properly design policies, procedures and controls to ensure vendors were properly reviewed, approved and set-up within the system.

There is insufficient review and approval of vendor set-up in the accounting system to ensure accuracy and completeness of vendor information, as well as compliance with Company policy.

The Company will institute a policy during 2021 that all new vendor set-ups and changes will be reviewed for accuracy, completeness and compliance with Company policy by an individual other than the individual entering the information, with such review documented at an appropriate level of precision.

Revenue Recognition - Policies, Procedures and Controls

The Company’s revenue recognition policies, procedures, and controls were not designed effectively. More specifically:

The Company failed to consistently ensure there were effective and documented review controls over the set-up and monitoring of its estimates at completion calculations for long-term fixed fee contracts.

Consulting fee revenue (“CFR”) from long-term fixed fee contracts comprised of approximately 16% of the Company’s total CFR during 2020. The Company formalized the preparation of estimates at completion during 2020 for substantially all long-term fixed fee contracts. Accordingly, the Company prepared estimates at completion for substantially all long-term fixed fee contracts during 2020.

These estimates at completion were not independently reviewed for accuracy, which is a failure in control design for long-term fixed fee contracts. The Company had in place during 2020 certain other controls, including comparing actual costs incurred to costs expected according to the estimate at completion, with investigation of significant variances, as well as margin analysis comparing actual gross margin on projects to expected gross margin, with significant variances investigated. However, the performance of these other controls was not consistently documented and/or not consistently at a level of precision to be considered effective.

The Company will institute a policy in 2021 requiring independent review of estimates at completion, with such review documented at an appropriate level of precision. The Company will also institute a policy in 2021 to formally document the actual vs. expected costs and gross margin analysis.

The Company failed to design controls to ensure the proper set-up of contract information in the system and over the review and approval of manual billings. This contract information and manual billing is used in the revenue recognition process.

The Company developed a contract checklist during 2020 to ensure contract data was entered properly into the accounting system. The checklist did not require independent verification of billing rates contained in the contract or supplemental documentation, which is a failure in control design for revenue recognition. The Company had in place during 2020 certain other controls, including the margin analysis mentioned above and project manager review of substantially all client invoices. However, the performance of these other controls was not consistently documented and/or not consistently at a level of precision to be considered effective.

A majority of the Company’s client invoices are generated automatically from the accounting system. Certain client invoices are prepared manually in Excel based on information from the accounting system. These manual invoices are reviewed and approved by the project manager. However, this review was not consistently documented and/or not consistently at a level of precision to be considered effective.

The Company will add to the contract checklist during 2021 a requirement to verify billing rates to the contract or supplemental documentation. The Company will also institute a policy in 2021 to formally document the gross margin analysis, as well for project managers to formally document their review of client invoices. Additionally, the Company is in the process of configuring its accounting system to enhance invoicing capabilities, which we believe will substantially decrease the amount of manual invoicing.

Changes in Internal Control over Financial Reporting

Except for the continued improvements resulting from progress made on the above noted remediation plans, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information in our 2021 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2021 Proxy Statement is incorporated by reference in this section.

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

Item 11.  Executive Compensation

The information appearing in our 2021 Proxy Statement under the headings "Executive Compensation" and "Director Compensation" is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2021 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 for common shares of the Company that may be issued under our 2008 Employee Stock Purchase Plan and our 2017 Equity Compensation Plan. See Note 11 Share-Based Compensation to the consolidated financial statements for further information related to these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	4,015	$3.52	2,242
Equity compensation plans not approved by security holders	—	—	—
Total	4,015	$3.52	2,242

(1)As of December 31, 2020, the Company had 922 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 1,320 shares remaining available for future issuance under our 2017 Equity Compensation Plan. Future grants are no longer available under our 2006 Employee Stock Option Plan or our 2009 Non-Employee Director Stock Grant Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2021 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

Item 14.  Principal Accounting Fees and Services

The table below reflects the fees and expenses for services rendered by Grant Thornton for the years ended December 31, 2020 and 2019. The Audit Committee pre-approved all of these services.

	Years Ended December 31,
Type of Fees	2020	2019
Audit Fees (1)	$1,825	$2,001
Audit - Related Fees (2)	39	37
Total Fees	$1,864	$2,038
(1) Audit fees consist of fees billed and an estimate of fees to be billed for services for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

(2) Audit-related fees consist of fees incurred for the audit of the Company's 401(k) plan.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2020, and 2019, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, the footnotes thereto, and the report of Grant Thornton, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020 and 2019.

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

10.19	Form of Restricted Stock Unit Award Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.20	Form of Deferred Stock Unit Award Agreement (Officers) (Included as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.21	Form of Deferred Stock Unit Award Agreement (Directors) (Included as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.22	Reduction in Cash Compensation of Board of Directors (disclosed in the Registrant’s Report on Form 8-K filed on April 28, 2020).

21	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Constitutes a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
Date:	March 16, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ David D. Sgro	By:	/s/ Arnaud Ajdler
	David Sgro		Arnaud Ajdler
	Chairman and Director		Director
Date:	March 16, 2021	Date:	March 16, 2021

By:	/s/ Raouf S. Ghali	By:	/s/ Susan Steele
	Raouf S. Ghali		Susan Steele
	Chief Executive Officer and Director		Director
Date:	March 16, 2021	Date:	March 16, 2021

By:	/s/ Todd Weintraub	By:	/s/ Grant McCullagh
	Todd Weintraub		Grant McCullagh
	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director
Date:	March 16, 2021	Date:	March 16, 2021

By:	/s/ Paul Evans	By:	/s/ James Renacci
	Paul Evans		James Renacci
	Director		Director
Date:	March 16, 2021	Date:	March 16, 2021

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts
(in thousands)

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Recoveries of Previously Reserved Receivables	Additions (Adjustments) to Allowance for Uncollectible Receivables	Write-Off of Receviables	Other	Balance at End of Fiscal Year

Fiscal year ended December 31, 2020	$59,131	(1,152)	(274)	(4,905)	650	$53,450

Fiscal year ended December 31, 2019	$71,277	(18,143)	7,422	(1,813)	388	$59,131

(Valuation Allowance for Deferred Tax Asset)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Deductions and Other Adjustments	Balance at End of Fiscal Year

Fiscal year ended December 31, 2020	$28,821	1,801	(10,519)	$20,103

Fiscal year ended December 31, 2019	$37,591	5,258	(14,028)	$28,821