Form 10-Q
period 2021-03-31
Hill International, Inc.
filed 2021-05-10
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

There were 56,626,168 shares of the Registrant’s Common Stock outstanding at April 30, 2021.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$18,935	$34,229
Cash - restricted	4,460	3,752
Accounts receivable, net	106,786	98,186
Current portion of retainage receivable	12,189	11,775
Accounts receivable - affiliates	25,888	23,285
Prepaid expenses and other current assets	11,343	9,378
Income tax receivable	644	2,298
Total current assets	180,245	182,903
Property and equipment, net	9,593	9,443
Cash - restricted, net of current portion	3,321	3,432
Operating lease right-of-use assets	19,575	13,116
Financing lease right-of-use assets	354	288
Retainage receivable	5,835	6,044
Acquired intangibles, net	2,793	2,253
Goodwill	45,178	46,397
Investments	3,352	2,805
Deferred income tax assets	3,612	3,698
Other assets	2,358	1,620
Total assets	$276,216	$271,999
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$2,165	$987
Accounts payable and accrued expenses	63,350	67,797
Income taxes payable	2,253	2,219
Current portion of deferred revenue	3,436	3,305
Current portion of operating lease liabilities	5,111	4,797
Current portion of financing lease liabilities	101	70
Other current liabilities	7,723	5,796
Total current liabilities	84,139	84,971
Notes payable and long-term debt, net of current maturities	50,348	48,294
Retainage payable	69	600
Deferred income taxes	1,309	1,210
Deferred revenue	8,194	7,488
Non-current operating lease liabilities	19,542	13,184
Non-current financing lease liabilities	258	186
Other liabilities	6,794	6,778
Total liabilities	170,653	162,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,204 shares and 62,920 shares issued at March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	215,502	215,010
Accumulated deficit	(82,233)	(79,542)
Accumulated other comprehensive income	840	1,318
Less treasury stock of 6,807 at March 31, 2021 and December 31, 2020	(29,056)	(29,056)
Hill International, Inc. share of equity	105,059	107,736
Noncontrolling interests	504	1,552
Total equity	105,563	109,288
Total liabilities and stockholders’ equity	$276,216	$271,999
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Consulting fee revenue	$72,409	$77,150
Reimbursable expenses	14,677	16,158
Total revenue	$87,086	$93,308
Direct expenses	59,855	65,048
Gross profit	$27,231	$28,260
Selling, general and administrative expenses	27,686	28,098
Foreign currency exchange loss	287	4,051
Plus: Share of profit of equity method affiliates	588	24
Operating loss	$(154)	$(3,865)
Less: Interest and related financing fees, net	1,347	1,299
Plus: Other income, net	2	345
Loss before income taxes	$(1,499)	$(4,819)
Income tax expense	1,076	1,603
Net loss	$(2,575)	$(6,422)
Less: net earnings - noncontrolling interests	116	159
Net loss attributable to Hill International, Inc.	$(2,691)	$(6,581)

Basic loss per common share - Hill International, Inc.	$(0.05)	$(0.12)
Basic weighted average common shares outstanding	56,978	56,543

Diluted loss per common share - Hill International, Inc.	$(0.05)	$(0.12)
Diluted weighted average common shares outstanding	56,978	56,543

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,575)	$(6,422)
Foreign currency translation adjustment, net of tax	(1,642)	(255)
Comprehensive loss	(4,217)	(6,677)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(1,048)	—
Comprehensive loss attributable to Hill International, Inc.	$(3,169)	$(6,677)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net income (loss)	—	—	—	(2,691)	—	—	—	(2,691)	116	(2,575)
Other comprehensive income (loss)	—	—	—	—	(478)	—	—	(478)	(1,164)	(1,642)
Share-based compensation expense	270	—	449	—	—	—	—	449	—	449
Shares issued under employee stock purchase plan (1)	14	—	43	—	—	—	—	43	—	43
Balance - March 31, 2021	63,204	$6	$215,502	$(82,233)	$840	6,807	$(29,056)	$105,059	$504	$105,563

Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net income (loss)	—	—	—	(6,581)	—	—	—	(6,581)	159	(6,422)
Other comprehensive income (loss)	—	—	—	—	(96)	—	—	(96)	(159)	(255)
Share-based compensation expense	—	—	399	—	—	—	—	399	—	399
Shares issued under employee stock purchase plan (1)	83	—	105	—	—	—	—	105	—	105
Transfer of shares pledged as collateral (2)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - March 31, 2020	62,530	$6	$213,263	$(77,941)	$(3,913)	6,807	$(29,056)	$102,359	$871	$103,230

(1) Included $32 and $55 of proceeds related to shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2021 and March 31, 2020, respectively, that were received in the subsequent period, but were excluded in Hill International, Inc.'s (the "Company") consolidated statements of cash flows.
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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,575)	$(6,422)
Adjustments to reconcile net loss to net cash used in:
Depreciation and amortization	694	2,424
Recovery of bad debts	(231)	(479)
Amortization of deferred loan fees	220	175
Deferred tax expense	170	490
Share-based compensation	449	399
Operating lease right-of-use assets	1,319	1,575
Foreign currency remeasurement losses	287	4,376
Changes in operating assets and liabilities:
Accounts receivable	(9,835)	(4,203)
Accounts receivable - affiliate	(2,602)	(6,143)
Prepaid expenses and other current assets	(1,772)	(2,608)
Income taxes receivable	1,651	(45)
Retainage receivable	203	(755)
Other assets	(2,346)	1,231
Accounts payable and accrued expenses	(3,919)	1,964
Income taxes payable	46	431
Deferred revenue	1,195	(2,994)
Operating lease liabilities	(1,063)	(1,323)
Other current liabilities	1,914	696
Retainage payable	(530)	29
Other liabilities	(1)	250
Net cash used in operating activities	(16,726)	(10,932)
Cash flows from investing activities:
Purchase of property and equipment	(812)	(833)
Net cash used in investing activities	(812)	(833)
Cash flows from financing activities:
Repayment of term loans	(257)	(217)
Proceeds from revolving loans	5,405	18,792
Repayment of revolving loans	(1,777)	(7,836)
Proceeds from stock issued under employee stock purchase plan	11	50
Net cash provided by financing activities	3,382	10,789
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	(513)
Net decrease in cash, cash equivalents and restricted cash	(14,697)	(1,489)
Cash, cash equivalents and restricted cash — beginning of period	41,413	24,982
Cash, cash equivalents and restricted cash — end of period	$26,716	$23,493

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2021	2020
Interest and related financing fees paid	$1,140	$1,150
Income taxes paid	133	87
Transfer of proceeds from shares pledged as collateral to treasury stock	—	825
Cash paid for amounts included in the measurement of lease liabilities	1,535	1,910
Right-of-use assets obtained in exchange for operating lease liabilities	7,906	—
Right-of-use assets obtained in exchange for finance lease liabilities	125	—

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

Note 2 — Liquidity

At March 31, 2021 and December 31, 2020, the Company's principal sources of liquidity consisted of $18,935 and $34,229 of cash and cash equivalents, respectively, $4,590 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $1,926 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $1,840 and $3,131 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. The effects of this global pandemic on the Company include anticipated lower gross and operating margins, as well as temporary delays in certain accounts receivable collections. These effects may continue in the foreseeable future. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from May 10, 2021, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company is included in Item 2 Management's Discussion and Analysis within the Overview section of this Form 10-Q.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Foreign currency transaction gains and losses that in previously periods had been included in selling, general and administrative expenses line item on the Consolidated Statements of Operations are presented as a separate line item on the Consolidated Statements of Operations for the three months ended March 31, 2021. The related foreign currency transaction gains and losses for the three months ended March 31, 2020 have been recast to reflect this change. This change has no impact on the total operating loss reported.

Certain geographic regions have been combined in tables throughout the document including in Note 4 - Revenue from Contract with Clients and Note 12 - Segment and Related Information. In the current year, Americas includes United States and Latin America and Middle East/Asia/Pacific includes Middle East and Asia/Pacific. The related presentation for the three months ended March 31, 2020 has been recast to conform to current year presentation.

Other Income, net

During the three months ended March 31, 2020, $345 of other income was recognized, representing the cancellation of a loan agreement made with the PIDC-Local Development Corporation that was funded to the Company on October 24, 2014 as part of the city of Philadelphia's (the "City") Economic Stimulus Program. In February 2020, the City agreed to cancel this loan as a result of the Company satisfying all obligations upon which cancellation of such debt was conditioned in such loan agreement.

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

No single client accounted for 10% or more of total revenue for the three months ended March 31, 2021 or 2020.

There was one client in Africa who represents 10% or more to gross accounts receivable at March 31, 2021 and December 31, 2020, respectively, which represents 12% and 16% of the gross accounts receivable balance at March 31, 2021 and December 31, 2020, respectively. These amounts were fully reserved for at March 31, 2021 and December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$18,935	$34,229
Cash - restricted	4,460	3,752
Cash - restricted, net of current portion	3,321	3,432
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$26,716	$41,413

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

The Company has outstanding options to purchase approximately 1,353 shares and 1,616 shares at March 31, 2021 and 2020, respectively. In addition, the Company had 1,050 and 789 restricted and deferred stock units outstanding at March 31, 2021 and 2020, respectively. These awards were excluded from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,575)	$(6,422)
Less: net earnings - noncontrolling interests	116	159
Net loss attributable to Hill International, Inc.	$(2,691)	$(6,581)

Basic weighted average common shares outstanding	56,978	56,543
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	—	—
Diluted weighted average common shares outstanding	56,978	56,543

Basic and diluted loss per common share - Hill International, Inc.	$(0.05)	$(0.12)

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

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 of Form 10-K for the year ended December 31, 2020 filed with the SEC on March 16, 2021. See update below.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC 740 and improves how certain income tax-related guidance is applied. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption was permitted. The amendments in this update were applied prospectively. The Company adopted the new standard as of January 1, 2021. The standard did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.

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

The components of the Company’s revenue by contract type and geographic region for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$4,274	$40,295	$44,569	51.1%	$6,194	$40,997	$47,191	50.6%
Middle East/Asia/Pacific	2,365	17,710	20,075	23.1%	4,883	22,400	27,283	29.2%
Europe	7,204	5,416	12,620	14.5%	6,429	5,108	11,537	12.4%
Africa	564	9,258	9,822	11.3%	206	7,091	7,297	7.8%
Total	$14,407	$72,679	$87,086	100.0%	$17,712	$75,596	$93,308	100.0%

The Company recognizes revenue as it transfers promised goods or services to clients in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company exercises judgment in determining if the contractual criteria are met to determine if a contract with a client exists, specifically in the earlier stages of a project when a formally executed contract may not yet exist. The Company typically has one performance obligation under a contract to provide fully-integrated project management services, and, occasionally, a separate performance obligation to provide facilities management services. Performance obligations are delivered over time as the client receives the service.
The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the client regarding acknowledgment and/or agreement with the modification, as well as historical experience with the client or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects and T&M with a cap contracts,expected to exceed the cap value, generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the client. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed under the Company’s performance obligations, estimating total revenue and cost at completion on its long term contracts is complex, subject to many variables and requires significant judgment.

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $2,737 and $7,861, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $75,776 and $101,800, respectively. During the following 12 months, approximately 52.0% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	March 31, 2021	December 31, 2020
Billed (1)	$111,499	$113,021
Unbilled (2)	38,171	37,960
	149,670	150,981
Allowance for doubtful accounts (1)	(42,884)	(52,795)
Accounts receivable, net	$106,786	$98,186

Accounts Receivable - Affiliates
Billed (3)	$14,617	$15,560
Unbilled (2)	11,930	8,380
	$26,547	$23,940
Allowance for doubtful accounts	(659)	(655)
Accounts receivable - affiliates, net	$25,888	$23,285
(1) Includes $23,926 and $33,242 related to amounts due from a client in Libya as of March 31, 2021 and December 31, 2020, respectively, which where both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at March 31, 2021 from December 31, 2020 is due to the devaluation of the Libyan Dinar.
(2) Amounts are net of unbilled reserves.
(3) Includes $1,411 and $1,303 of retainage receivables due from affiliates as of March 31, 2021 and December 31, 2020, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,653	$—	$2,100	$—
Client relationships	509	369	509	356
Total	$3,162	$369	$2,609	$356

Intangible assets, net	$2,793		$2,253

During the year ended December 31, 2020, the Company acquired a Grandfathered Engineering Corporation license ("engineering license"), which was determined to have an indefinite useful life and therefore it is not amortized.

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 and $27 for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2021 (remaining 9 months)	$38
2022	51
2023	51
2024	—
2025	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the three months ended March 31, 2021:

Balance, December 31, 2020	$46,397
Translation adjustments (1)	(1,219)
Balance, March 31, 2021	$45,178
(1) The translation adjustment was calculated based on the foreign currency exchange rates as of March 31, 2021.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2021	December 31, 2020

Accounts payable	$18,791	$20,953
Accrued payroll and related expenses*	28,626	28,508
Accrued subcontractor fees	8,238	8,711
Accrued agency fees	4,141	4,239
Accrued legal and professional fees	1,934	2,894
Other accrued expenses*	1,620	2,492
	$63,350	$67,797
 * $1,818 in costs related to the Company's end of service benefit plan at December 31, 2020 that were previously included in other accrued expenses and are now reflected in accrued payroll and related expenses.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.62%	7.67%	$28,875	$28,950
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.39%	5.50%	17,400	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.09%	4.11%	3,229	4,035
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2022	Variable	5.73%	5.65%	1,291	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain S.A.-Bankia S.A. & Bankinter S.A.(5)	12/31/2021	Fixed	2.21%	2.21%	420	581
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	405	421
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.23%	2.23%	320	357
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.91%	3.91%	352	367
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.28%	2.28%	352	367
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.54%	2.54%	291	303
Total notes payable and long-term debt, gross					$52,935	$49,781
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(422)	(500)
Notes payable and long-term debt					$52,513	$49,281
Current portion of notes payable					$2,351	$1,171
Current portion of unamortized debt discount and deferred financing costs					$(186)	$(184)
Current maturities of notes payable and long-term debt					$2,165	$987
Notes payable and long-term debt, net of current maturities					$50,348	$48,294

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through March 31, 2021 since the loan origination or modification date.

(2) As of March 31, 2021 and December 31, 2020, the Company had $6,510 and $6,605 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $4,590 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 as of March 31, 2021 and December 31, 2020. See 'Secured Credit Facilities' section below for further information.

(3) As of March 31, 2021 and December 31, 2020, the Company had $682 and $2,189 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,926 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $5,837 and $7,309 as of March 31, 2021 and December 31, 2020, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of March 31, 2021 and December 31, 2020. The Company had $1,840 and $3,131 of availability under the credit facility as of March 31, 2021 and December 31, 2020, respectively.

(5) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of March 31, 2021 and December 31, 2020.

(6) Includes loan agreements, through a subsidiary of the Company, entered into between April and June 2020, where the respective loan agreements require interest-only monthly payments during grace periods that last from six months or one year from the date of the agreements. The variable interest loans are subject to either semi-annual or annual review by the respective lenders thereof and the respective interest rates in respect thereof are determined based on the European Inter-Bank Offered Rate, or “EURIBOR,” for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus a margin, as set by the respective lender.

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at March 31, 2021.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $615 and $755 at March 31, 2021 and December 31, 2020, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

Commitment fees are paid quarterly and are calculated at 0.50% annually on the average daily unused portion of the Domestic Revolving Credit Facility, and are calculated at 0.75% annually on the average daily unused portion of the International Revolving Credit Facility.

Generally, the obligations of the Company under the Domestic Revolving Credit Facility are secured by a first-priority security interest in the Eligible Domestic Receivables (as defined in the Domestic Revolving Credit Facility), cash proceeds and bank accounts of the Company and certain of the Company’s U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and such subsidiaries. The obligations of the Subsidiary (as defined in the International Revolving Credit Facility) under the International Revolving Credit Facility are generally secured by a first-priority security interest in substantially all accounts receivable and cash proceeds thereof, certain bank accounts of the Subsidiary and certain of the Company’s non-U.S. subsidiaries, and a second-priority security interest in substantially all other assets of the Company and certain of the Company’s U.S. and non-U.S. subsidiaries.

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

At March 31, 2021 there was no balance payable to AFCO in other current liabilities on the Company's consolidated balance sheets. As of December 31, 2020, there was $872 to AFCO reflected in other current liabilities on the Company's consolidated balance sheets.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $449 and $399 for the three months ended March 31, 2021 and 2020, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the three months ended March 31, 2021 and 2020, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 414 and 723 RSUs, respectively. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2021 and 2020, the related compensation expense was recorded based on a weighted average price per share of $2.36 and $3.28, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the three months ended March 31, 2021 and for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during three months ended March 31, 2020. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2021 and 2020, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

Deferred Stock Units ("DSU") issued under the 2017 Plan entitle participants to receive one share of the Company's common stock for each DSU and they will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSUs.

During the three months ended March 31, 2021 and 2020, 591 and 8 DSUs were granted at a weighted average price of $2.36 and $3.18, respectively, which included 585 DSUs granted to executive officers during the three months ended March 31, 2021 that are subject to a combination of time and performance-based conditions that vest over a three-year period. Unvested DSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. In addition, the Company granted 6 and 8 DSUs to the Company's board of directors (the "Board") as part of their annual service retainer during the three months ended March 31, 2021 and 2020, respectively.

Stock Options

At March 31, 2021 and 2020, the Company had approximately 1,353 and 1,616 stock options outstanding, respectively, with a weighted average exercise price of $3.87 and $4.03, respectively. No stock options were granted during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, options lapsed for approximately 211 and 263 shares, respectively, with a weighted average exercise price of $4.95 and $3.67, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were (71.8)% and (33.3)% for the three months ended March 31, 2021 and 2020, respectively.

The change in the Company’s effective tax rate for the three months ended March 31, 2021 from the three months ended March 31, 2020 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as not having the ability to benefit from losses in jurisdictions that have a history of negative earnings.

The reserve for uncertain tax positions amounted to $6,425 and $6,328 at March 31, 2021 and December 31, 2020, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense for any tax-related interest and penalties of $27 and $3 for the three months ended March 31, 2021 and 2020, respectively.

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

On March 11, 2021 the American Rescue Plan Act was signed into law. The Company is currently evaluating the impact this legislation may have on the consolidated financial results, however the Company does not feel there will be a significant impact.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended March 31,
	2021		2020

Americas	$44,569	51.1%	$47,191	50.6%
Middle East/Asia/Pacific	20,075	23.1%	27,283	29.2%
Europe	12,620	14.5%	11,537	12.4%
Africa	9,822	11.3%	7,297	7.8%
Total	$87,086	100.0%	$93,308	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,
	2021		2020

Americas	$31,910	44.0%	$35,215	45.6%
Middle East/Asia/Pacific	19,774	27.3%	24,752	32.1%
Europe	11,550	16.0%	10,581	13.7%
Africa	9,175	12.7%	6,602	8.6%
Total	$72,409	100.0%	$77,150	100.0%

For the three months ended March 31, 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three months ended March 31, 2020, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended March 31,
	2021	2020

Americas (1)	$4,940	$7,145
Middle East/Asia/Pacific (1)	1,533	1,281
Europe (1)	1,790	1,697
Africa	1,055	863
Corporate (2)	(9,472)	(14,851)
Total	$(154)	$(3,865)
    (1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses of $287 and $4,051 for the three months ended March 31, 2021 and 2020, respectively.

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2021	2020

Project Management	$423	$364
Corporate (1)	271	2,060
Total	$694	$2,424
(1) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party for the three months ended March 31, 2020.

Total Revenue by Client Type:

	Three Months Ended March 31,
	2021		2020

U.S. federal government	$3,418	3.9%	$4,610	4.9%
U.S. state, regional and local governments	27,729	31.8%	30,551	32.7%
Foreign governments	22,860	26.2%	25,364	27.2%
Private sector	33,079	38.1%	32,783	35.2%
Total	$87,086	100.0%	$93,308	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2021	December 31, 2020

Americas	$7,909	$7,741
Middle East/Asia/Pacific	824	917
Europe	547	544
Africa	313	241
Total	$9,593	$9,443

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

Knowles Limited (“Knowles”), a subsidiary of the Company, is a party to an arbitration proceeding instituted on July 8, 2014 in which Knowles claimed that it was entitled to payment for services rendered to Celtic Bioenergy Limited (“Celtic”).  The arbitrator decided in favor of Knowles. The arbitrator’s award was appealed by Celtic to the U.K. High Court of Justice, Queen’s Bench Division, Technology and Construction Court (“Court”). On March 16, 2017, the Court (1) determined that certain relevant facts had been deliberately withheld from the arbitrator by an employee of Knowles and (2) remitted the challenged parts of the arbitrator’s award back to the arbitrator to consider the award in possession of the full facts. In May 2019, Celtic issued a claim against Knowles for negligent application and a hearing was held in December 2019. The arbitration was concluded in August 2020 in Knowles' favor, however, an immaterial cost claim is still under appeal and the Company is still waiting to hear the Court's final decision.

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued. In June 2020, the Kuwait Court of Appeal issued judgement confirming the Kuwait First Instance Court's decision. The Company filed a pleading before the Kuwait Cassation Court in August 2020. Hill's challenges are still pending before the Kuwait Cassation Court and a hearing has not yet been scheduled.
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,314, which is included in other liabilities in the consolidated balance sheet at March 31, 2021.

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

Total rent expense of $2,138 and $2,307 for the three months ended March 31, 2021 and 2020, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the three months ended March 31, 2021 and 2020 included $489 and $389, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended March 31, 2021 and 2020 was $368 and $176, respectively.

The following is a schedule of maturities of lease liabilities by year as of March 31, 2021:

	Total Operating Lease Payments	Total Finance Lease Payments
2021 (excluding the three months ended March 31, 2021)	$4,994	$82
2022	5,989	107
2023	5,208	107
2024	4,273	72
2025	3,471	5
Thereafter	7,552	—
Total minimum lease payments (1)	31,487	373
Less amount representing imputed interest	5,743	—
Present value of lease obligations (2)	$25,744	$373
Weighted average remaining lease term (years)	5.55	3.49
Weighted average discount rate	7.09%	2.16%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of March 31, 2021, where applicable.
(2) Includes $1,091 in operating new lease and lease extensions to lease agreements that have been executed, but has not yet commenced, as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the "SEC") on March 16, 2021, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management, facilities management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including payroll and benefits, except for paid time-off, which is recorded in selling, general and administrative expenses ("SG&A") on our consolidated statements of operations. We also provide services under fixed price contracts and T&M contracts with a cap.

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

We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees were already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities have not materially impaired our ability to continue to perform services for our clients. Employees are returning to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.

Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. The majority of our billable employees have continued to provide billable services to our clients, either on-site or remotely at the same or at a slightly reduced volume as in effect prior to the pandemic. We estimate that COVID-19 resulted in loss of CFR of approximately $5.7 million for the three months ended March 31, 2021, exclusive of delayed projects awards and cancellations brought on by the virus.

Nearly all our employees had company laptop computers and the ability to work remotely prior to the institution of our work-at-home policy. The work-at-home policy did not have a significant impact on our employees’ ability to perform their job requirements. Our internal control structure does not generally require physical access to our office locations, and has not to date and is not expected in the future, to be adversely impacted by the pandemic and the corresponding response by certain governmental authorities. Processes that require physical access to our offices, such as receiving mail (including collections) and processing and mailing manual checks, are being performed by designated individuals at a reduced frequency while certain of our offices continue to operate on a limited basis.

The main impacts on our business observed to date other than those discussed above are delays in the procurement processes of a number of our current and potential clients. We expect these delays in the procurement process to adversely impact the timing of our new bookings, resulting in lower bookings, CFR and backlog for the duration of the economic slowdown caused by the pandemic.

Management implemented various actions and policies that resulted in approximately $11,000 in cost reductions to partially offset the reduction in CFR for the year ended December 31, 2020. We expect costs in 2021 to increase modestly in line with an anticipated rebound in activity, as the effects of the COVID-19 pandemic subside and the Company's activity increases. We will continue to manage costs and their association with CFR relative to the continuing effects of the pandemic on our activities.

The full extent and duration of the impact of the pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the institution of new lockdowns by certain government authorities, the duration and spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others.

We will continue to evaluate the potential short-term and long-term implications of the COVID-19 pandemic on our consolidated financial statements and operations. The potential additional future impacts to our consolidated financial statements of operations include, but are not limited to: decreased CFR, lower gross and operating margins, impairment of goodwill and indefinite-lived intangible assets and fair value and collectability of receivables.

Any of these outcomes could have a material adverse impact on our business, financial condition, results of operations and cash flows. Management currently believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the continuing risks associated with the COVID-19 pandemic for at least the next 12 months from the date of this report.

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended March 31,		Change
	2021	2020	$	%
Income Statement Data:
Consulting fee revenue	$72,409	$77,150	$(4,741)	(6.1)%
Reimbursable expenses	14,677	16,158	(1,481)	(9.2)%
Total revenue	$87,086	93,308	$(6,222)	(6.7)%
Direct expenses	59,855	65,048	(5,193)	(8.0)%
Gross profit	$27,231	$28,260	$(1,029)	(3.6)%
Selling, general and administrative expenses	27,686	28,098	(412)	(1.5)%
Foreign currency exchange loss	287	4,051	(3,764)	(92.9)%
Plus: Share of profit of equity method affiliates	588	24	564	2,350.0%
Operating loss	$(154)	$(3,865)	$3,711	(96.0)%
Interest and related financing fees, net	1,347	1,299	48	3.7%
Plus: Other income, net	2	345	(343)	(99.4)%
Loss before income taxes	$(1,499)	$(4,819)	$3,320	(68.9)%
Income tax expense	1,076	1,603	(527)	(32.9)%
Net loss	$(2,575)	$(6,422)	$3,847	(59.9)%
Less: net earnings - noncontrolling interests	116	159	(43)	(27.0)%
Net loss attributable to Hill International, Inc.	$(2,691)	$(6,581)	$3,890	(59.1)%

Three Months Ended March 31, 2021 Compared to the
Three Months Ended March 31, 2020

Total Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2021		2020		$	%

Americas	$44,569	51.1%	$47,191	50.6%	$(2,622)	(5.6)%
Middle East/Asia/Pacific	20,075	23.1%	27,283	29.2%	(7,208)	(26.4)%
Europe	12,620	14.5%	11,537	12.4%	1,083	9.4%
Africa	9,822	11.3%	7,297	7.8%	2,525	34.6%
Total	$87,086	100.0%	$93,308	100.0%	$(6,222)	(6.7)%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2021		2020		$	%

Americas	$31,910	44.0%	$35,215	45.6%	$(3,305)	(9.4)%
Middle East/Asia/Pacific	19,774	27.3%	24,752	32.1%	(4,978)	(20.1)%
Europe	11,550	16.0%	10,581	13.7%	969	9.2%
Africa	9,175	12.7%	6,602	8.6%	2,573	39.0%
Total	$72,409	100.0%	$77,150	100.0%	$(4,741)	(6.1)%

CFR was $72,409 and $77,150 for the three months ended March 31, 2021 and 2020, respectively, which comprised 83.1% and 82.7% of total revenues, respectively.

The decrease in total revenue and the corresponding decrease in CFR for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to delayed project starts and project suspensions due to the COVID-19 pandemic.

Gross Profit by Geographic Region:

	Three Months Ended March 31,						Change
	2021			2020			$	%

			% of CFR			% of CFR
Americas	$13,081	48.0%	41.0%	$14,276	50.5%	40.5%	$(1,195)	(8.4)%
Middle East/Asia/Pacific	6,123	22.5%	31.0%	7,233	25.6%	29.2%	(1,110)	(15.3)%
Europe	4,345	16.0%	37.6%	3,961	14.0%	37.4%	384	9.7%
Africa	3,682	13.5%	40.1%	2,790	9.9%	42.3%	892	32.0%
Total	$27,231	100.0%	37.6%	$28,260	100.0%	36.6%	$(1,029)	(3.6)%

Gross profit as a percentage of CFR increased 1% for the three months ended March 31, 2021 compared to the same period in the 2020. In the Americas, gross profit as a percentage of CFR increased as a result of a reduction in direct expenses, primarily labor costs. In the Middle East/Asia/Pacific region, gross profit as a percentage of CFR increased due to a reduction in direct expenses, primarily agency fees and bond charges on certain projects, as well as the liquidation of a bond in 2020 ($350) that did not recur in 2021. These increases were partially off-set by a decrease in gross profit as a percentage of CFR in Africa as a result of the start of a large project with a lower margin.

SG&A Expenses

SG&A expenses for the three months ended March 31, 2021 decreased approximately $412 when compared to the same period in 2020. The decrease was primarily due to a $1,700 decrease in depreciation expense as a result of an additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party recorded in 2020 which did not recur in 2021. In addition, travel expenses decreased $500 and business development expenses decreased $300 as a result of continued COVID-19 restrictions. Also, audit related fees decreased $500. These decreases were partially offset by a $1,100 increase in indirect labor costs, a $800 increase in legal expense as a result of the settlement and return of previously incurred legal expenses in 2020 which did not recur in 2021, and a $350 increase in insurance expense due to insurance rate increases. SG&A expenses represented approximately 38.2% and 36.4% of CFR for the three months ended March 31, 2021 and 2020, respectively.

Foreign Currency Exchange Loss (Benefit)

There was a foreign currency exchange loss of $287 for the three months ended March 31, 2021 compared to a foreign currency loss of $4,051 for the same period in 2020. The currency exchange loss for three months ended March 31, 2021 was primarily the result of 9% strengthening of the Euro against the U.S. Dollar and currencies pegged to the U.S. Dollar partially offset by a weakening of the Libyan Dinar (68%) and Egyptian Pound (8%) against the Euro. The currency exchange losses for the three months ended March 31, 2020 were primarily caused by a weakening of the Brazilian Real (12%) against the Euro and a weakening of the Turkish Lira (9%) against the Euro, partially offset against the strengthening of the Egyptian pound (15%), during the period.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended March 31, 2021 were $1,347, net of $21 of interest income, which was consistent with interest and related financing fees for the three months ended March 31, 2020 of $1,299, net of $46 of interest income.

Other (Loss) Income, net

During the three months ended March 31, 2021 and 2020, the Company recognized other non-operating income of $2 and $345, respectively. The $345 in 2020 represented the cancellation of a loan agreement made with the PIDC-Local Development Corporation that was funded to the Company on October 24, 2014 as part of the city of Philadelphia's (the "City") Economic Stimulus Program. In February 2020, the City agreed to cancel this loan as a result of the Company satisfying all obligations upon which cancellation of such debt was conditioned in such loan agreement.

Income Taxes

The effective income tax rate for the three months ended March 31, 2021 and 2020 were (71.8)% and (33.3)%, respectively. The change in our effective tax rate for the three months ended March 31, 2021 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from May 10, 2021, the date of this report.

A number of our public sector clients fund their projects through annual calendar-year budget allocations. The budget approval, allocation and funding process results in delayed collections from certain of these clients negatively impacting our cash flow for the first quarter. This negative cash flow is generally reversed during subsequent quarters during the year.

At March 31, 2021, our primary sources of liquidity consisted of $18,935 of cash and cash equivalents, of which $15,951 was on deposit in foreign locations, and $8,356 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2021, we had approximately $51,480 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

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

Cash Flows

	Three Months Ended March 31,
	2021	Change	2020

Net cash used in operating activities	$(16,726)	$(5,794)	$(10,932)
Net cash used in investing activities	(812)	21	(833)
Net cash provided by financing activities	3,382	(7,407)	10,789
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	(28)	(513)
Net decrease in cash, cash equivalents and restricted cash	$(14,697)		$(1,489)

Operating activities

During the three months ended March 31, 2021, cash used in operating activities was primarily due to increases in accounts receivable related to normal first quarter lower collections as many of our public sector clients await new funding to become available in the new year as well as the timing of payments to vendors and subcontractors. Additionally, the continuing effect of COVID-19 delayed the execution of documentation required for certain clients to remit payments totaling approximately $10 million, the majority of which has been subsequently collected with the remainder expected to be collected during the three months ending June 30, 2021. For the three months ended March 31, 2020, cash used in operating activities was primarily due to increases in accounts receivable related to normal first quarter lower collections as many of our public sector clients await new funding to become available in the new year. We believe we also experienced a slowing of collections towards the end of the three months ended March 31, 2020 due to the impact of COVID-19 discussed above under the Impact of COVID-19 on our business.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash increased from $7,184 at December 31, 2020 to $7,781 at March 31, 2021, primarily due to the issuance of new collateral.

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

Investing activities

During the three months ended March 31, 2021 and 2020, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the three months ended March 31, 2021 and 2020, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the three months ended March 31, 2021, the effects of exchange rate changes on cash was primarily driven by the weakening of the Libyan Dinar (69.3%) against the Euro and the weakening of the Euro (4%) against the U.S. Dollar.

For the three months ended March 31, 2020 the effects of exchange rate changes on cash was primarily driven by the weakening of the Turkish Lira (9.4%), Brazilian Real (22.5%) and Polish Zloty (8.25%) against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
March 31, 2021
Americas	$291,693	42.9%	$108,260	43.9%
Middle East/Asia/Pacific	157,002	23.0%	68,768	27.8%
Europe	97,716	14.3%	36,390	14.7%
Africa	134,914	19.8%	33,590	13.6%
Total	$681,325	100.0%	$247,008	100.0%

December 31, 2020
Americas	$276,752	41.6%	$105,721	45.2%
Middle East/Asia/Pacific	160,211	24.0%	66,407	28.3%
Europe	105,478	15.8%	37,062	15.8%
Africa	124,273	18.6%	25,187	10.7%
Total	$666,714	100.0%	$234,377	100.0%

At March 31, 2021, our backlog was $681,325 compared to $666,714 at December 31, 2020. The March 31, 2021 increase in backlog was primarily related to contract extensions in Africa and the Americas. We estimate that approximately $247,008 or 36.3% of the backlog at March 31, 2021, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $91,506 and equates to a book-to-burn ratio of 126.4% for the three months ended March 31, 2021. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $75,776 and the backlog of $681,325 at March 31, 2021 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in the Company’s 2020 Annual Report on Form 10-K.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2020 Annual Report on Form 10-K (“2020 Form 10-K"), our disclosure controls and procedures were ineffective as of March 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting previously identified by management as of December 31, 2020 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2020 Form 10-K.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended March 31, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 10, 2021

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 10, 2021