Form 10-Q
period 2021-06-30
Hill International, Inc.
filed 2021-08-09
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

There were 56,654,114 shares of the Registrant’s Common Stock outstanding at July 30, 2021.

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

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$20,978	$34,229
Cash - restricted	4,644	3,752
Accounts receivable, net	106,594	98,186
Current portion of retainage receivable	12,080	11,775
Accounts receivable - affiliates	33,522	23,285
Prepaid expenses and other current assets	14,732	9,378
Income tax receivable	1,077	2,298
Total current assets	193,627	182,903
Property and equipment, net	9,248	9,443
Cash - restricted, net of current portion	3,077	3,432
Operating lease right-of-use assets	18,812	13,116
Financing lease right-of-use assets	405	288
Retainage receivable	6,459	6,044
Acquired intangibles, net	2,780	2,253
Goodwill	45,629	46,397
Investments	3,104	2,805
Deferred income tax assets	3,672	3,698
Other assets	2,081	1,620
Total assets	$288,894	$271,999
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$23,817	$987
Accounts payable and accrued expenses	71,335	67,797
Income taxes payable	1,827	2,219
Current portion of deferred revenue	3,180	3,305
Current portion of operating lease liabilities	5,163	4,797
Current portion of financing lease liabilities	121	70
Other current liabilities	10,906	5,796
Total current liabilities	116,349	84,971
Notes payable and long-term debt, net of current maturities	29,602	48,294
Retainage payable	277	600
Deferred income taxes	1,316	1,210
Deferred revenue	7,798	7,488
Non-current operating lease liabilities	19,329	13,184
Non-current financing lease liabilities	291	186
Other liabilities	7,711	6,778
Total liabilities	182,673	162,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,234 shares and 62,920 shares issued at June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	216,476	215,010
Accumulated deficit	(82,726)	(79,542)
Accumulated other comprehensive income	1,021	1,318
Less treasury stock of 6,807 at June 30, 2021 and December 31, 2020	(29,056)	(29,056)
Hill International, Inc. share of equity	105,721	107,736
Noncontrolling interests	500	1,552
Total equity	106,221	109,288
Total liabilities and stockholders’ equity	$288,894	$271,999
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consulting fee revenue	$77,688	$75,760	$150,097	$152,910
Reimbursable expenses	23,858	18,689	38,535	34,847
Total revenue	$101,546	$94,449	$188,632	$187,757
Direct expenses	70,263	65,032	130,118	130,080
Gross profit	$31,283	$29,417	$58,514	$57,677
Selling, general and administrative expenses	27,098	26,857	54,784	54,955
Foreign currency exchange loss	1,953	265	2,240	4,316
Plus: Share of profit of equity method affiliates	665	1,014	1,253	1,038
Operating profit (loss)	$2,897	$3,309	$2,743	$(556)
Less: Interest and related financing fees, net	1,504	1,296	2,851	2,595
Less: Other loss, net	2	3,847	—	3,502
Earnings (loss) before income taxes	$1,391	$(1,834)	$(108)	$(6,653)
Income tax expense	1,793	102	2,869	1,705
Net loss	$(402)	$(1,936)	$(2,977)	$(8,358)
Less: net earnings - noncontrolling interests	91	18	207	177
Net loss attributable to Hill International, Inc.	$(493)	$(1,954)	$(3,184)	$(8,535)

Basic loss per common share - Hill International, Inc.	$(0.01)	$(0.03)	$(0.06)	$(0.15)
Basic weighted average common shares outstanding	57,079	56,409	57,029	56,476

Diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.03)	$(0.06)	$(0.15)
Diluted weighted average common shares outstanding	57,079	56,409	57,029	56,476

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(402)	$(1,936)	$(2,977)	$(8,358)
Foreign currency translation adjustment, net of tax	86	5,001	(1,556)	4,746
Comprehensive (loss) earnings	(316)	3,065	(4,533)	(3,612)
Less: Comprehensive loss attributable to noncontrolling interests	(4)	(173)	(1,052)	(173)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(312)	$3,238	$(3,481)	$(3,439)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net earnings (loss)	—	—	—	(2,691)	—	—	—	(2,691)	116	(2,575)
Other comprehensive loss	—	—	—	—	(478)	—	—	(478)	(1,164)	(1,642)
Share-based compensation expense	270	—	449	—	—	—	—	449	—	449
Shares issued under employee stock purchase plan (1)	14	—	43	—	—	—	—	43	—	43
Balance - March 31, 2021	63,204	$6	$215,502	$(82,233)	$840	6,807	$(29,056)	$105,059	$504	$105,563
Net income (loss)	—	—	—	(493)	—	—	—	(493)	91	(402)
Other comprehensive income (loss)	—	—	—	—	181	—	—	181	(95)	86
Share-based compensation expense	—	—	922	—	—	—	—	922	—	922
Shares issued under employee stock purchase plan	30	—	52	—	—	—	—	52	—	52
Balance - June 30, 2021	63,234	$6	$216,476	$(82,726)	$1,021	6,807	$(29,056)	$105,721	$500	$106,221

Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net income (loss)	—	—	—	(6,581)	—	—	—	(6,581)	159	(6,422)
Other comprehensive income (loss)	—	—	—	—	(96)	—	—	(96)	(159)	(255)
Share-based compensation expense	—	—	399	—	—	—	—	399	—	399
Shares issued under employee stock purchase plan (1)	83	—	105	—	—	—	—	105	—	105
Transfer of shares pledged as collateral (2)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - March 31, 2020	62,530	$6	$213,263	$(77,941)	$(3,913)	6,807	$(29,056)	$102,359	$871	$103,230
Net income (loss)	—	—	—	(1,954)	—	—	—	(1,954)	18	(1,936)
Other comprehensive income (loss)	—	—	—	—	5,192	—	—	5,192	(191)	5,001
Share-based compensation expense	—	—	802	—	—	—	—	802	—	802
Shares issued under employee stock purchase plan	79	—	96	—	—	—	—	96	—	96
Balance - June 30, 2020	62,609	$6	$214,161	$(79,895)	$1,279	6,807	$(29,056)	$106,495	$698	$107,193

(1) Includes $32 and $55 of proceeds related to shares issued under the Employee Stock Purchase Plan during the three months ended March 31, 2021 and March 31, 2020, respectively, that were received in the subsequent quarterly period.
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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,977)	$(8,358)
Adjustments to reconcile net loss to net cash used in:
Depreciation and amortization	1,289	2,675
Recovery of bad debts	(2,457)	(1,010)
Amortization of deferred loan fees	394	348
Deferred tax expense	143	674
Share-based compensation	1,371	1,201
Operating lease right-of-use assets	2,844	1,956
Loss on liquidation of subsidiary	—	4,064
Foreign currency remeasurement losses	2,240	3,390
Changes in operating assets and liabilities:
Accounts receivable	(7,095)	(1,624)
Accounts receivable - affiliate	(10,237)	(4,462)
Prepaid expenses and other current assets	(5,160)	(3,585)
Income taxes receivable	1,189	305
Retainage receivable	(419)	255
Other assets	(2,142)	(1,346)
Accounts payable and accrued expenses	4,037	4,801
Income taxes payable	(376)	(1,250)
Deferred revenue	472	(4,516)
Operating lease liabilities	(1,987)	(2,166)
Other current liabilities	5,124	3,662
Retainage payable	(322)	465
Other liabilities	910	(33)
Net cash used in operating activities	(13,159)	(4,554)
Cash flows from investing activities:
Purchase of NEYO Group	(683)	—
Purchase of property and equipment	(1,087)	(972)
Net cash used in investing activities	(1,770)	(972)
Cash flows from financing activities:
Proceeds from term loans	—	1,265
Repayment of term loans	(522)	(434)
Proceeds from revolving loans	15,973	28,196
Repayment of revolving loans	(11,226)	(16,168)
Proceeds from stock issued under employee stock purchase plan	95	201
Net cash provided by financing activities	4,320	13,060
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,105)	(846)
Deconsolidated cash	—	9
Net decrease in cash, cash equivalents and restricted cash	(12,714)	6,679
Cash, cash equivalents and restricted cash — beginning of period	41,413	24,982
Cash, cash equivalents and restricted cash — end of period	$28,699	$31,661

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2021	2020
Interest and related financing fees paid	$2,289	$2,141
Income taxes paid	1,649	1,425
Transfer of proceeds from shares pledged as collateral to treasury stock	—	825
Cash paid for amounts included in the measurement of lease liabilities	3,148	3,831
Right-of-use assets obtained in exchange for operating lease liabilities	8,698	347
Right-of-use assets obtained in exchange for finance lease liabilities	205	96

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

Note 2 — Liquidity

At June 30, 2021 and December 31, 2020, the Company's principal sources of liquidity consisted of $20,978 and $34,229 of cash and cash equivalents, respectively, $3,458 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $1,181 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $2,649 and $3,131 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. Variants of the virus continue to emerge in various region and countries worldwide. The effects of this global pandemic on the Company include anticipated lower gross and operating margins, as well as temporary delays in certain accounts receivable collections. These effects may continue in the foreseeable future. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from August 9, 2021, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company is included in Item 2 Management's Discussion and Analysis within the Overview section of this Form 10-Q.

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

NEYO Group Acquisition

On June 30, 2021, the Company acquired all of the equity interests of NEYO Group, a 120-person firm specializing in cost management and estimating support and also providing project management, project monitoring, and other services. NEYO maintains offices in Bangalore, Chennai, Delhi, and Mumbai, as well as project offices in Hyderabad, Pune, and Kolkata.

Reclassification

Certain geographic regions have been combined in tables throughout the document including in Note 4 - Revenue from Contract with Clients and Note 12 - Segment and Related Information. In the current year, Americas includes United States and Latin America and Middle East/Asia/Pacific includes Middle East and Asia/Pacific. The related presentation for the three and six months ended June 30, 2020 has been recast to conform to current year presentation.

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

No single client accounted for 10% or more of total revenue for the three and six months ended June 30, 2021 or 2020.

There was one client in Africa who represents 10% or more to gross accounts receivable at June 30, 2021 and December 31, 2020, respectively, which represents 14% and 16% of the gross accounts receivable balance at June 30, 2021 and December 31, 2020, respectively. These amounts were fully reserved for at June 30, 2021 and December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$20,978	$34,229
Cash - restricted	4,644	3,752
Cash - restricted, net of current portion	3,077	3,432
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$28,699	$41,413

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

The Company has outstanding options to purchase approximately 1,353 shares and 1,616 shares at June 30, 2021 and 2020, respectively. In addition, the Company had 1,050 and 780 restricted and deferred stock units outstanding at June 30, 2021 and 2020, respectively. These awards were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(402)	$(1,936)	$(2,977)	$(8,358)
Less: net earnings - noncontrolling interests	91	18	207	177
Net loss attributable to Hill International, Inc.	$(493)	$(1,954)	$(3,184)	$(8,535)

Basic weighted average common shares outstanding	57,079	56,409	57,029	56,476
Effect of dilutive securities:
Stock options	—	—	—	—
Unvested share-based compensation units	—	—	—	—
Diluted weighted average common shares outstanding	57,079	56,409	57,029	56,476

Basic and diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.03)	$(0.06)	$(0.15)

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

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus a margin contracts, the Company charges its clients for its costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated, or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration for contract renegotiation's to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

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

The components of the Company’s revenue by contract type and geographic region for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$5,106	$46,663	$51,769	51.0%	$4,496	$45,948	$50,444	53.4%
Middle East/Asia/Pacific	3,862	17,762	21,624	21.3%	3,943	18,372	22,315	23.6%
Europe	7,144	11,281	18,425	18.1%	11,750	2,682	14,432	15.3%
Africa	338	9,390	9,728	9.6%	70	7,188	7,258	7.7%
Total	$16,450	$85,096	$101,546	100.0%	$20,259	$74,190	$94,449	100.0%

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$9,380	$86,958	$96,338	51.0%	$10,690	$86,945	$97,635	52.0%
Middle East/Asia/Pacific	6,226	35,473	41,699	22.1%	8,826	40,772	49,598	26.4%
Europe	14,349	16,696	31,045	16.5%	18,179	7,790	25,969	13.8%
Africa	902	18,648	19,550	10.4%	276	14,279	14,555	7.8%
Total	$30,857	$157,775	$188,632	100.0%	$37,971	$149,786	$187,757	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $858 and $719, respectively. The amount of revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $3,595 and $8,580, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $82,052 and $101,800, respectively. During the following 12 months, approximately 54.0% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 6 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	June 30, 2021	December 31, 2020
Billed (1)	$103,840	$113,021
Unbilled (2)	44,337	37,960
	148,177	150,981
Allowance for doubtful accounts (1)	(41,583)	(52,795)
Accounts receivable, net	$106,594	$98,186

Accounts Receivable - Affiliates
Billed (3)	$19,926	$15,560
Unbilled (2)	14,298	8,380
	$34,224	$23,940
Allowance for doubtful accounts	(702)	(655)
Accounts receivable - affiliates, net	$33,522	$23,285
(1) Includes $24,260 and $33,242 related to amounts due from a client in Libya as of June 30, 2021 and December 31, 2020, respectively, which where both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at June 30, 2021 from December 31, 2020 is primarily due to the devaluation of the Libyan Dinar.
(2) Amounts are net of unbilled reserves.

(3) Includes $1,581 and $1,303 of retainage receivables due from affiliates as of June 30, 2021 and December 31, 2020, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,653	$—	$2,100	$—
Client relationships	509	382	509	356
Total	$3,162	$382	$2,609	$356

Intangible assets, net	$2,780		$2,253

During the year ended December 31, 2020, the Company acquired a Grandfathered Engineering Corporation license ("engineering license"), which was determined to have an indefinite useful life and therefore it is not amortized.

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 and $27 for the three months ended June 30, 2021 and 2020, respectively, and $25 and $54 for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2021 (remaining 6 months)	$25
2022	51
2023	51
2024	—
2025	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the six months ended June 30, 2021:

Balance, December 31, 2020	$46,397
Additions (1)	162
Translation adjustments (2)	(930)
Balance, June 30, 2021	$45,629
(1) Refer to Note 3 - Basis of Presentation, NEYO Group Acquisition subsection.
(2) The translation adjustment was calculated based on the foreign currency exchange rates as of June 30, 2021.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2021	December 31, 2020

Accounts payable	$21,766	$20,953
Accrued payroll and related expenses*	29,800	28,508
Accrued subcontractor fees	11,856	8,711
Accrued agency fees	4,799	4,239
Accrued legal and professional fees	1,311	2,894
Other accrued expenses*	1,803	2,492
	$71,335	$67,797
 * $1,818 in costs related to the Company's end of service benefit plan at December 31, 2020 that were previously included in other accrued expenses and are now reflected in accrued payroll and related expenses.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.58%	7.67%	$28,800	$28,950
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.26%	5.50%	17,400	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.08%	4.11%	5,155	4,035
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2022	Variable	5.73%	5.65%	482	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain S.A.-Bankia S.A. & Bankinter S.A.(5)	12/31/2021	Fixed	2.21%	2.21%	284	581
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	390	421
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.23%	2.23%	298	357
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.91%	3.91%	349	367
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.28%	2.28%	356	367
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.54%	2.54%	294	303
Total notes payable and long-term debt, gross					$53,808	$49,781
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(389)	(500)
Notes payable and long-term debt					$53,419	$49,281
Current portion of notes payable					$24,019	$1,171
Current portion of unamortized debt discount and deferred financing costs					$(202)	$(184)
Current maturities of notes payable and long-term debt					$23,817	$987
Notes payable and long-term debt, net of current maturities					$29,602	$48,294

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through June 30, 2021 since the loan origination or modification date.

(2) As of June 30, 2021 and December 31, 2020, the Company had $6,542 and $6,605 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $3,458 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $27,400 and $28,500 as of June 30, 2021 and December 31, 2020, respectively. See 'Secured Credit Facilities' section below for further information.

(3) As of June 30, 2021 and December 31, 2020, the Company had $534 and $2,189 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,181 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $6,870 and $7,309 as of June 30, 2021 and December 31, 2020, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of June 30, 2021 and December 31, 2020. The Company had $2,649 and $3,131 of availability under the credit facility as of June 30, 2021 and December 31, 2020, respectively.

(5) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of June 30, 2021 and December 31, 2020.

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

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at June 30, 2021.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $474 and $755 at June 30, 2021 and December 31, 2020, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

The Company has received a commitment letter from a bank to enter into a new credit facility which will include a term loan and a revolving credit facility. The proceeds from the term loan and an initial draw on the revolving credit facility will be used to pay off the Secured Credit Facilities and for general working capital purposes. The Company expects to enter into the new credit facility by September 30, 2021.

Other Financing Arrangements

On May 1, 2021, subsequent to the maturity of the Company's previous commercial premium financing arrangement in April 30, 2021 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,350. The terms of the arrangement include a $503 down payment, followed by monthly payments to be made over a ten-month period at a 2.88% interest rate through March 31, 2022.

At June 30, 2021 there was $2,566 balance payable to AFCO in other current liabilities on the Company's consolidated balance sheets. As of December 31, 2020, there was $872 to AFCO reflected in other current liabilities on the Company's consolidated balance sheets.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $922 and $802 for the three months ended June 30, 2021 and 2020, respectively, and $1,371 and $1,201 for the six months ended June 30, 2021 and 2020, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the six months ended June 30, 2021 and 2020, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 414 and 723 RSUs, respectively. No RSU's were granted during the three months ended June 30, 2021 and 2020. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2021 and 2020, the related compensation expense was recorded based on a weighted average price per share of $2.36 and $3.28, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the six months ended June 30, 2021 and for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during three months ended June 30, 2020. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2021 and 2020, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

Deferred Stock Units ("DSU") issued under the 2017 Plan entitle participants to receive one share of the Company's common stock for each DSU and they will vest immediately upon separation from the Company. The compensation expense related to these units was determined based on the stock price of the Company's common stock on the grant date of the DSUs.

During the three months ended June 30, 2021 and 2020, 184 and 287 DSUs were granted at a weighted average price of $2.61 and $1.67, respectively. Unvested DSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2021 and 2020, 775 and 295 DSUs were granted at a weighted average price of $2.45 and $1.71, respectively. Of these awards, the Company granted 184 and 287 DSUs to the Company's board of directors (the "Board") as part of their annual service retainer during the three months ended June 30, 2021 and 2020, respectively. The Company granted 190 and 295 DSUs to the Company's board of directors (the "Board") as part of their annual service retainer during the six months ended June 30, 2021 and 2020, respectively.

Stock Options

At June 30, 2021 and 2020, the Company had approximately 1,353 and 1,616 stock options outstanding, respectively, with a weighted average exercise price of $3.87 and $4.03, respectively. No stock options were granted during the six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, options lapsed for approximately 211 and 263 shares, respectively, with a weighted average exercise price of $4.95 and $3.67, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were 128.9% and (5.6)% for the three months ended June 30, 2021 and 2020, respectively, and (2,656.5)% and (25.6)% for the six months ended June 30, 2021 and 2020, respectively. The interim tax calculation prescribed under ASC 740-270 can yield unconventional results as seen in the effective tax rate for the six months ended June 30, 2021, which is impacted by discrete tax items such as uncertain tax positions and certain withholding taxes in relation to the mix of pretax earnings in certain jurisdictions in which no loss benefit is recognized.

The change in the Company’s effective tax rate for the six months ended June 30, 2021 from the six months ended June 30, 2020 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

The reserve for uncertain tax positions amounted to $7,289 and $6,328 at June 30, 2021 and December 31, 2020, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense (recovery) for any tax-related interest and penalties of $434 and $(5) for the three months ended June 30, 2021 and 2020, respectively, and $461 and $(2) for the six months ended June 30, 2021 and 2020, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

Americas	$51,769	51.0%	$50,444	53.4%	$96,338	51.0%	$97,635	52.0%
Middle East/Asia/Pacific	21,624	21.3%	22,315	23.6%	41,699	22.1%	49,598	26.4%
Europe	18,425	18.1%	14,432	15.3%	31,045	16.5%	25,969	13.8%
Africa	9,728	9.6%	7,258	7.7%	19,550	10.4%	14,555	7.8%
Total	$101,546	100.0%	$94,449	100.0%	$188,632	100.0%	$187,757	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

Americas	$34,576	44.6%	$35,349	46.6%	$66,486	44.3%	$70,564	46.1%
Middle East/Asia/Pacific	20,981	27.0%	22,780	30.1%	40,755	27.2%	47,532	31.1%
Europe	13,090	16.8%	11,067	14.6%	24,640	16.4%	21,648	14.2%
Africa	9,041	11.6%	6,564	8.7%	18,216	12.1%	13,166	8.6%
Total	$77,688	100.0%	$75,760	100.0%	$150,097	100.0%	$152,910	100.0%

For the three months ended June 30, 2021, the United States was the only country to account for 10% or more of total revenue. For the six months ended June 30, 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three and six months ended June 30, 2020, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020(3)	2021	2020

Americas (1)	$7,431	$9,181	$12,738	$16,326
Middle East/Asia/Pacific (1)	2,015	1,202	3,182	2,482
Europe (1)	2,104	1,138	3,894	2,835
Africa	3,030	415	4,085	1,278
Corporate (2)	(11,683)	(8,627)	(21,156)	(23,477)
Total	$2,897	$3,309	$2,743	$(556)
    (1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses of $1,953 and $265 for the three months ended June 30, 2021 and 2020, respectively and $2,240 and $4,316 for the six months ended June 30, 2021 and 2020, respectively.

Depreciation and Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Project Management	$340	$304	$763	$668
Corporate (1) (2)	255	(53)	526	2,007
Total	$595	$251	$1,289	$2,675
(1) the three months ended June 30, 2020 includes a $278 true up of depreciation expense for the six months ended June 30, 2020.
(2) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party for the six months ended June 30, 2020.

Total Revenue by Client Type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

U.S. federal government	$4,712	4.6%	$3,922	4.2%	$8,130	4.3%	$8,532	4.6%
U.S. state, regional and local governments	32,557	32.1%	30,349	32.1%	60,286	32.0%	60,900	32.4%
Foreign governments	28,876	28.4%	25,605	27.1%	51,736	27.4%	50,969	27.1%
Private sector	35,401	34.9%	34,573	36.6%	68,480	36.3%	67,356	35.9%
Total	$101,546	100.0%	$94,449	100.0%	$188,632	100.0%	$187,757	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	June 30, 2021	December 31, 2020

Americas	$7,552	$7,741
Middle East/Asia/Pacific	776	917
Europe	548	544
Africa	372	241
Total	$9,248	$9,443

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
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $1,355, which is included in other liabilities in the consolidated balance sheet at June 30, 2021.

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

Total rent expense of $2,105 and $1,856 for the three months ended June 30, 2021 and 2020, respectively, and $4,243 and $4,163 for the six months ended June 30, 2021 and 2020 is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the six months ended June 30, 2021 and 2020 included $1,115 and $907, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended June 30, 2021 and 2020, was $426 and $380, respectively. The sublease income recognized for the six months ended June 30, 2021 and 2020 was $794 and $556, respectively.

The following is a schedule of maturities of lease liabilities by year as of June 30, 2021:

	Total Operating Lease Payments	Total Finance Lease Payments
2021 (excluding the six months ended June 30, 2021)	$3,588	$64
2022	6,000	129
2023	5,214	129
2024	4,274	94
2025	3,471	11
Thereafter	7,271	—
Total minimum lease payments (1)	29,818	427
Less amount representing imputed interest	5,326	—
Present value of lease obligations	$24,492	$427
Weighted average remaining lease term (years)	5.71	3.36
Weighted average discount rate	6.94%	2.23%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of June 30, 2021, where applicable.

Note 15 - Deconsolidation of Controlling Interest in Subsidiary

On June 12, 2020, Hill International Brasil S.A ("Hill Brazil") filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo, Brazil. Hill Brazil was a consolidated operating subsidiary of Hill International Brasil Participacoes LTDA ("Brazil Consolidated"). A trustee was appointed by the court on June 15, 2020 to oversee the settlement of liabilities and close the entity. The Company lost control of Hill Brazil on the date of the bankruptcy filing and as a result deconsolidated Hill Brazil at that time.

At June 12, 2020, Hill Brazil's assets totaled $1,901, and consisted of Cash of $9, Accounts receivable of $1,380, Property, Plant & Equipment of $295 and other assets of $217. At June 12, 2020, Hill Brazil's liabilities totaled $3,538 and consisted of Accounts payable and accrued expenses of $1,800, debt of $365, deferred revenue of $132 and other liabilities of $1,242. Therefore, Hill Brazil's liabilities exceeded assets by $1,638. The write-off of the investment in Hill Brazil by Brazil Consolidated resulted in a $1,201 loss. The write-off of the balance sheet and write-off of the investment in Hill Brazil resulted in a $437 gain on the deconsolidation before consideration of foreign currency adjustments and intercompany items.

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

On December 29, 2020, Brazil Consolidated filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo Brazil. Brazil Consolidated was a consolidated subsidiary of Hill International, N.V. The Company lost control of Brazil Consolidated on the date of the bankruptcy filing and as a result deconsolidated Brazil Consolidated at that time which resulted in an additional net loss of $1,437 being recorded on the consolidated statements of operations under other loss (income), net for the year ended December 31, 2020. The balance sheet of Brazil Consolidated primarily consisted of intercompany payables. The corresponding intercompany receivables were written off on the respective entity's balance sheets in conjunction with the liquidation and deconsolidation of Brazil Consolidated resulting in no net consolidated income/loss impact. The net loss is primarily comprised of the deconsolidation of $1,350 of net assets, and $313 of accumulated other comprehensive losses related to foreign currency adjustments taken into expense which were offset by $226 of eliminated capital.

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

Impact of COVID-19 on our Business

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where our primary operations occur. Variants of the virus continue to emerge in various regions and countries worldwide.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income Statement Data:
Consulting fee revenue	$77,688	$75,760	$1,928	2.5%	$150,097	$152,910	$(2,813)	(1.8)%
Reimbursable expenses	23,858	18,689	5,169	27.7%	38,535	34,847	3,688	10.6%
Total revenue	$101,546	$94,449	$7,097	7.5%	$188,632	$187,757	$875	0.5%
Direct expenses	70,263	65,032	5,231	8.0%	130,118	130,080	38	—%
Gross profit	$31,283	$29,417	$1,866	6.3%	$58,514	$57,677	$837	1.5%
Selling, general and administrative expenses	27,098	26,857	241	0.9%	54,784	54,955	(171)	(0.3)%
Foreign currency exchange loss	1,953	265	1,688	637.0%	2,240	4,316	(2,076)	(48.1)%
Plus: Share of profit of equity method affiliates	665	1,014	(349)	(34.4)%	1,253	1,038	215	20.7%
Operating profit (loss)	$2,897	$3,309	$(412)	(12.5)%	$2,743	$(556)	$3,299	(593.3)%
Interest and related financing fees, net	1,504	1,296	208	16.0%	2,851	2,595	256	9.9%
Less: Other loss, net	2	3,847	(3,845)	(99.9)%	—	3,502	(3,502)	(100.0)%
Earnings (loss) before income taxes	$1,391	$(1,834)	$3,225	(175.8)%	$(108)	$(6,653)	$6,545	(98.4)%
Income tax expense	1,793	102	1,691	1,657.8%	2,869	1,705	1,164	68.3%
Net loss	$(402)	$(1,936)	$1,534	(79.2)%	$(2,977)	$(8,358)	$5,381	(64.4)%
Less: net earnings - noncontrolling interests	91	18	73	405.6%	207	177	30	16.9%
Net loss attributable to Hill International, Inc.	$(493)	$(1,954)	$1,461	(74.8)%	$(3,184)	$(8,535)	$5,351	(62.7)%

Three Months Ended June 30, 2021 Compared to the
Three Months Ended June 30, 2020

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2021		2020		$	%

Americas	$51,769	51.0%	$50,444	53.4%	$1,325	2.6%
Middle East/Asia/Pacific	21,624	21.3%	22,315	23.6%	(691)	(3.1)%
Europe	18,425	18.1%	14,432	15.3%	3,993	27.7%
Africa	9,728	9.6%	7,258	7.7%	2,470	34.0%
Total	$101,546	100.0%	$94,449	100.0%	$7,097	7.5%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2021		2020		$	%

Americas	$34,576	44.6%	$35,349	46.6%	$(773)	(2.2)%
Middle East/Asia/Pacific	20,981	27.0%	22,780	30.1%	(1,799)	(7.9)%
Europe	13,090	16.8%	11,067	14.6%	2,023	18.3%
Africa	9,041	11.6%	6,564	8.7%	2,477	37.7%
Total	$77,688	100.0%	$75,760	100.0%	$1,928	2.5%

CFR was $77,688 and $75,760 for the three months ended June 30, 2021 and 2020, respectively, which comprised 76.5% and 80.2% of total revenues, respectively. The increase in CFR in 2021 compared to the prior year period is primarily driven by activity continuing to return to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects.

The increase in total revenue for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to revenue during 2020 being reduced as a result of delayed project starts and project suspensions due to the COVID-19 pandemic, as well as increases in CFR as described above.

Gross Profit by Geographic Region:

	Three Months Ended June 30,						Change
	2021			2020			$	%

			% of CFR			% of CFR
Americas	$15,179	48.5%	43.9%	$15,464	52.6%	43.7%	$(285)	(1.8)%
Middle East/Asia/Pacific	7,575	24.2%	36.1%	6,821	23.2%	29.9%	754	11.1%
Europe	5,099	16.3%	39.0%	4,268	14.5%	38.6%	831	19.5%
Africa	3,430	11.0%	37.9%	2,864	9.7%	43.6%	566	19.8%
Total	$31,283	100.0%	40.3%	$29,417	100.0%	38.8%	$1,866	6.3%

Gross profit (margin) as a percentage of CFR increased 1.5% for the three months ended June 30, 2021 compared to the same period in the 2020. In the Americas, gross profit as a percentage of CFR increased as a result of a reduction in direct expenses, primarily labor costs. In the Middle East/Asia/Pacific region, gross profit as a percentage of CFR increased due to a reduction in direct expenses, primarily direct labor, as well as the liquidation of a bond in 2020 ($350) that did not recur in 2021. These increases were partially off-set by a decrease in gross profit as a percentage of CFR in Africa as a result of the start of a large project with a lower margin.

SG&A Expenses

SG&A expenses for the three months ended June 30, 2021 increased approximately $241 when compared to the same period in 2020. The increase was primarily due to higher labor costs as business activity returns to normal levels and the reinstatement of the company 401(k) match and increased travel costs due to the lifting of COVID-19 stay-at-home orders that were in place during the period in 2020. These increases were partially offset by an increase in bad debt recoveries associated with the receipt of payments against previously reserved receivables, primarily on a Libya-based project. SG&A expenses represented approximately 34.9% and 35.5% of CFR for the three months ended June 30, 2021 and 2020, respectively.

Foreign Currency Exchange Loss

There were foreign currency exchange losses of $1,953 and $265 for the three months ended June 30, 2021 and 2020, respectively. The currency exchange loss for three months ended June 30, 2021 was primarily the result of the weakening of the Libyan Dinar (10.3%) against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended June 30, 2021 were $1,504, compared to interest and related financing fees for the three months ended June 30, 2020 of $1,296, net of $32 of interest income.

Other Loss, net

During the three months ended June 30, 2021 and 2020, the Company recognized other non-operating loss of $2 and $3,847, respectively. In 2020, the Company recognized $4,064 in losses related to the bankruptcy and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), offset by other non-operating income of $217.

Income Taxes

The effective income tax rate for the three months ended June 30, 2021 and 2020 were 128.9% and (5.6)%, respectively. The change in our effective tax rate for the three months ended June 30, 2021 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

Six Months Ended June 30, 2021 Compared to the
Six Months Ended June 30, 2020

Total Revenue by Geographic Region:

	Six Months Ended June 30,				Change
	2021		2020		$	%

Americas	$96,338	51.0%	$97,635	52.0%	$(1,297)	(1.3)%
Middle East/Asia/Pacific	41,699	22.1%	49,598	26.4%	(7,899)	(15.9)%
Europe	31,045	16.5%	25,969	13.8%	5,076	19.5%
Africa	19,550	10.4%	14,555	7.8%	4,995	34.3%
Total	$188,632	100.0%	$187,757	100.0%	$875	0.5%

Consulting Fee Revenue:

	Six Months Ended June 30,				Change
	2021		2020		$	%

Americas	$66,486	44.3%	$70,564	46.1%	$(4,078)	(5.8)%
Middle East/Asia/Pacific	40,755	27.2%	47,532	31.1%	(6,777)	(14.3)%
Europe	24,640	16.4%	21,648	14.2%	2,992	13.8%
Africa	18,216	12.1%	13,166	8.6%	5,050	38.4%
Total	$150,097	100.0%	$152,910	100.0%	$(2,813)	(1.8)%

CFR was $150,097 and $152,910 for the six months ended June 30, 2021 and 2020, respectively, which comprised 79.6% and 81.4% of total revenues, respectively. The decrease in CFR is primarily driven by continued impact of COVID-19 during the first quarter of 2021, which did not impact the first quarter of 2020, partially offset by a return to more normal business activity levels during the second quarter of 2021.

The increase in total revenue for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to revenue during 2020 being reduced as a result of delayed project starts and project suspensions due to the COVID-19 pandemic. The current year increase includes a higher mix of sub-contractor work.

Gross Profit by Geographic Region:

	Six Months Ended June 30,						Change
	2021			2020			$	%

			% of CFR			% of CFR
Americas	$28,263	48.3%	42.5%	$29,741	51.5%	42.1%	$(1,478)	(5.0)%
Middle East/Asia/Pacific	13,695	23.4%	33.6%	14,053	24.4%	29.6%	(358)	(2.5)%
Europe	9,444	16.1%	38.3%	8,229	14.3%	38.0%	1,215	14.8%
Africa	7,112	12.2%	39.0%	5,654	9.8%	42.9%	1,458	25.8%
Total	$58,514	100.0%	39.0%	$57,677	100.0%	37.7%	$837	1.5%

Gross profit (margin) as a percentage of CFR increased 1.3% for the six months ended June 30, 2021 compared to the same period in the 2020. In the Americas, gross profit as a percentage of CFR increased as a result of a reduction in direct expenses, primarily labor costs. In the Middle East/Asia/Pacific region, gross profit as a percentage of CFR increased due to a reduction in direct expenses, primarily direct labor, agency fees and bond charges on certain projects, as well as the liquidation of a bond in 2020 ($350) that did not recur in 2021.
The increases above were partially off-set by a decrease in gross profit as a percentage of CFR in Africa as a result of the start of a large project with a lower margin.

SG&A Expenses

SG&A expenses for the six months ended June 30, 2021 decreased slightly by approximately $171 when compared to the same period in prior year. The decrease was primarily due to a $1,400 decrease in bad debt expense as a result of the Company receiving payments against previously reserved receivables. In addition, there was a $1,600 additional depreciation charge in the first quarter of 2020 for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party, which did not reoccur in 2021 Also, during the period in 2020 computer equipment and software costs were approximately $100 higher than the current year period primarily related to remote working. Offsetting these decreases was a $3,000 increase in labor costs due to the lifting of COVID-19 stay at home orders and the ramping up of projects. SG&A expenses represented approximately 36.5% and 35.9% of CFR for the six months ended June 30, 2021 and 2020, respectively.

Foreign Currency Exchange Loss

There were foreign currency exchange losses of $2,240 and $4,316 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, the foreign currency exchange losses were primarily caused by the strengthening of the Euro against the US Dollar and currencies pegged to the US Dollar, partially offset by a 70% weakening of the Libyan Dinar against the Euro and an 8% weakening of the Egyptian pound against the Euro. For the six months ended June 30, 2020, the foreign currency exchange losses were primarily caused by a 28.6% weakening of the Brazilian Real against the Euro prior to declaring bankruptcy of our Brazilian subsidiary.

Interest and Related Financing Fees, net

Interest and related financing fees increased $256 to $2,851 for the six months ended June 30, 2021 as compared with $2,595 for six months ended June 30, 2020, which includes $78 of interest income.

Other Loss, net

During the six months ended June 30, 2020, the Company recognized other non-operating loss of $3,502. In 2020 the Company recognized $4,064 in losses due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), net of other non-operating income of $217. An additional $345 of income was recognized during the first quarter of 2020 related to the cancellation of a PDIC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

Income Taxes

For the six months ended June 30, 2021 and 2020, we recognized an income tax expense of $2,869 and $1,705, respectively.

The effective income tax rate for the six-month periods ended June 30, 2021 and 2020 was (2,656.5)% and (25.6)%, respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2021 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from August 9, 2021, the date of this report.

At June 30, 2021, our primary sources of liquidity consisted of $20,978 of cash and cash equivalents, of which $18,455 was on deposit in foreign locations, and $7,288 of available borrowing capacity under our various credit facilities. The Company has received a commitment letter from a bank to enter into a new credit facility which will include a term loan and a revolving credit facility. The proceeds from the term loan and an initial draw on the revolving credit facility will be used to pay off the Secured Credit Facilities and for general working capital purposes. The Company expects to enter into the new credit facility by September 30, 2021.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2021, we had approximately $52,165 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

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

Cash Flows

	Six Months Ended June 30,
	2021	Change	2020

Net cash used in operating activities	$(13,159)	$(8,605)	$(4,554)
Net cash used in investing activities	(1,770)	(798)	(972)
Net cash provided by financing activities	4,320	(8,740)	13,060
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,105)	(1,259)	(846)
Deconsolidated cash	—	(9)	9
Net decrease in cash, cash equivalents and restricted cash	$(12,714)		$6,679

Operating activities

During the six months ended June 30, 2021, cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable related to the timing of payments to vendors and subcontractors and an increase in other current liabilities. During the six months ended June 30, 2020, cash used in operating activities was primarily due to increases in accounts receivable - affiliates related to slower collections as discussed above under Impact of COVID-19 on our business.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash increased from $7,184 at December 31, 2020 to $7,721 at June 30, 2021, primarily due to the issuance of new collateral.

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

Investing activities

During the six months ended June 30, 2021 cash was used in investing activities for the purchase of a business and for fixed asset purchases. During the six months ended June 30, 2020, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the six months ended June 30, 2021 and 2020, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the six months ended June 30, 2021, the effects of exchange rate changes on cash was primarily driven by the weakening of the Libyan Dinar (70.3%) and Euro (3.1%) against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
June 30, 2021
Americas	$282,332	41.9%	$107,896	42.8%
Middle East/Asia/Pacific	165,739	24.7%	72,226	28.6%
Europe	100,613	15.0%	37,852	15.0%
Africa	123,590	18.4%	34,240	13.6%
Total	$672,274	100.0%	$252,214	100.0%

December 31, 2020
Americas	$276,752	41.6%	$105,721	45.2%
Middle East/Asia/Pacific	160,211	24.0%	66,407	28.3%
Europe	105,478	15.8%	37,062	15.8%
Africa	124,273	18.6%	25,187	10.7%
Total	$666,714	100.0%	$234,377	100.0%

At June 30, 2021, our backlog was $672,274 compared to $666,714 at December 31, 2020. We estimate that approximately $252,214 or 37.5% of the backlog at June 30, 2021, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $181,867 and equates to a book-to-burn ratio of 121.2% for the six months ended June 30, 2021. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $82,052 and the backlog of $672,274 at June 30, 2021 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2020 Annual Report on Form 10-K (“2020 Form 10-K"), our disclosure controls and procedures were ineffective as of June 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the six months ended June 30, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 9, 2021

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 9, 2021