Form 10-Q
period 2021-09-30
Hill International, Inc.
filed 2021-11-08
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from                                          to
Commission File Number: 001-33961
HILL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0953973
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Commerce Square
2005 Market Street, 17th Floor
Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (215) 309-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	HIL	New York Stock Exchange ("NYSE")

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

There were 56,677,873 shares of the Registrant’s Common Stock outstanding at October 28, 2021.

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

The Company does not intend, and undertakes no obligation to, update any forward-looking statement other than as required by law. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Cash and cash equivalents	$26,293	$34,229
Cash - restricted	3,811	3,752
Accounts receivable, net	115,049	98,186
Current portion of retainage receivable	11,813	11,775
Accounts receivable - affiliates	29,013	23,285
Prepaid expenses and other current assets	13,494	9,378
Income tax receivable	1,026	2,298
Total current assets	200,499	182,903
Property and equipment, net	8,816	9,443
Cash - restricted, net of current portion	3,069	3,432
Operating lease right-of-use assets	17,908	13,116
Financing lease right-of-use assets	692	288
Retainage receivable	6,988	6,044
Acquired intangibles, net	2,767	2,253
Goodwill	44,903	46,397
Investments	2,511	2,805
Deferred income tax assets	3,880	3,698
Other assets	2,268	1,620
Total assets	$294,301	$271,999
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$22,780	$987
Accounts payable and accrued expenses	80,230	67,797
Income taxes payable	1,021	2,219
Current portion of deferred revenue	4,339	3,305
Current portion of operating lease liabilities	4,937	4,797
Current portion of financing lease liabilities	202	70
Other current liabilities	9,264	5,796
Total current liabilities	122,773	84,971
Notes payable and long-term debt, net of current maturities	29,442	48,294
Retainage payable	285	600
Deferred income taxes	1,299	1,210
Deferred revenue	7,527	7,488
Non-current operating lease liabilities	18,393	13,184
Non-current financing lease liabilities	502	186
Other liabilities	7,253	6,778
Total liabilities	187,474	162,711
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,249 shares and 62,920 shares issued at September 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	216,942	215,010
Accumulated deficit	(81,467)	(79,542)
Accumulated other comprehensive (loss) income	(66)	1,318
Less treasury stock of 6,807 at September 30, 2021 and December 31, 2020	(29,056)	(29,056)
Hill International, Inc. share of equity	106,359	107,736
Noncontrolling interests	468	1,552
Total equity	106,827	109,288
Total liabilities and stockholders’ equity	$294,301	$271,999
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consulting fee revenue	$77,061	$71,543	$227,158	$224,453
Reimbursable expenses	19,543	17,109	58,079	51,956
Total revenue	$96,604	$88,652	$285,237	$276,409
Direct expenses	64,196	59,998	194,314	190,078
Gross profit	$32,408	$28,654	$90,923	$86,331
Selling, general and administrative expenses	28,121	25,588	82,906	80,543
Foreign currency exchange loss (benefit)	511	(694)	2,751	3,622
Plus: Share of profit of equity method affiliates	551	983	1,805	2,021
Operating profit	$4,327	$4,743	$7,071	$4,187
Less: Interest and related financing fees, net	1,226	1,275	4,077	3,870
Less: Other loss, net	—	152	—	3,654
Earnings (loss) before income taxes	$3,101	$3,316	$2,994	$(3,337)
Income tax expense	1,784	1,071	4,653	2,776
Net earnings (loss)	$1,317	$2,245	$(1,659)	$(6,113)
Less: net earnings - noncontrolling interests	58	131	265	308
Net earnings (loss) attributable to Hill International, Inc.	$1,259	$2,114	$(1,924)	$(6,421)

Basic earnings (loss) per common share - Hill International, Inc.	$0.02	$0.04	$(0.03)	$(0.11)
Basic weighted average common shares outstanding	57,245	56,702	57,102	56,551

Diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$0.04	$(0.03)	$(0.11)
Diluted weighted average common shares outstanding	57,245	56,702	57,102	56,551

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$1,317	$2,245	$(1,659)	$(6,113)
Foreign currency translation adjustment, net of tax	(1,177)	639	(2,733)	5,385
Comprehensive earnings (loss)	140	2,884	(4,392)	(728)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(32)	376	(1,084)	203
Comprehensive earnings (loss) attributable to Hill International, Inc.	$172	$2,508	$(3,308)	$(931)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net earnings (loss)	—	—	—	(3,184)	—	—	—	(3,184)	207	(2,977)
Other comprehensive loss	—	—	—	—	(297)	—	—	(297)	(1,259)	(1,556)
Share-based compensation expense	270	—	1,371	—	—	—	—	1,371	—	1,371
Shares issued under employee stock purchase plan	44	—	95	—	—	—	—	95	—	95
Balance - June 30, 2021	63,234	$6	$216,476	$(82,726)	$1,021	6,807	$(29,056)	$105,721	$500	$106,221
Net earnings	—	—	—	1,259	—	—	—	1,259	58	1,317
Other comprehensive loss	—	—	—	—	(1,087)	—	—	(1,087)	(90)	(1,177)
Share-based compensation expense	3	—	443	—	—	—	—	443	—	443
Shares issued under employee stock purchase plan	12	—	23	—	—	—	—	23	—	23
Balance - September 30, 2021	63,249	$6	$216,942	$(81,467)	$(66)	6,807	$(29,056)	$106,359	$468	$106,827

Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net earnings (loss)	—	—	—	(8,535)	—	—	—	(8,535)	177	(8,358)
Other comprehensive income (loss)	—	—	—	—	5,096	—	—	5,096	(350)	4,746
Share-based compensation expense	—	—	1,201	—	—	—	—	1,201	—	1,201
Shares issued under employee stock purchase plan	162	—	201	—	—	—	—	201	—	201
Transfer of shares pledged as collateral (1)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - June 30, 2020	62,609	$6	$214,161	$(79,895)	$1,279	6,807	$(29,056)	$106,495	$698	$107,193
Net earnings	—	—	—	2,114	—	—	—	2,114	131	2,245
Other comprehensive income	—	—	—	—	394	—	—	394	245	639
Share-based compensation expense	—	—	415	—	—	—	—	415	—	415
Shares issued under employee stock purchase plan	16	—	20	—	—	—	—	20	—	20
Balance - September 30, 2020	62,916	$6	$214,596	$(77,781)	$1,673	6,807	$(29,056)	$109,438	$1,074	$110,512

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

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,659)	$(6,113)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	1,856	3,380
Recovery of bad debts	(2,794)	(1,306)
Amortization of deferred loan fees	568	521
Deferred tax expense	(120)	500
Share-based compensation	1,814	1,616
Operating lease right-of-use assets	3,306	3,163
Loss on liquidation of subsidiary	—	4,064
Foreign currency remeasurement losses	2,510	3,622
Deferred payroll tax payments	—	2,711
Changes in operating assets and liabilities:
Accounts receivable	(15,521)	4,686
Accounts receivable - affiliate	(5,728)	(6,294)
Prepaid expenses and other current assets	(3,951)	(2,418)
Income taxes receivable	1,232	39
Retainage receivable	(953)	(416)
Other assets	(1,926)	(2,643)
Accounts payable and accrued expenses	13,181	1,641
Income taxes payable	(1,202)	(1,161)
Deferred revenue	1,482	(2,451)
Operating lease liabilities	(2,698)	(3,259)
Other current liabilities	3,432	3,426
Retainage payable	(314)	(730)
Other liabilities	492	688
Net cash (used in) provided by operating activities	(6,993)	3,266
Cash flows from investing activities:
Purchase of NEYO Group	(681)	—
Purchase of property and equipment	(1,197)	(1,101)
Net cash used in investing activities	(1,878)	(1,101)
Cash flows from financing activities:
Proceeds from term loans	—	1,291
Repayment of term loans	(802)	(666)
Proceeds from revolving loans	29,785	38,486
Repayment of revolving loans	(25,816)	(24,268)
Proceeds from stock issued under employee stock purchase plan	118	221
Net cash provided by financing activities	3,285	15,064
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,654)	(97)
Deconsolidated cash	—	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,240)	17,123
Cash, cash equivalents and restricted cash — beginning of period	41,413	24,982
Cash, cash equivalents and restricted cash — end of period	$33,173	$42,105

	Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2021	2020
Interest and related financing fees paid	$3,520	$2,722
Income taxes paid	3,830	2,018
Transfer of proceeds from shares pledged as collateral to treasury stock	—	825
Cash paid for amounts included in the measurement of lease liabilities	4,897	5,914
Right-of-use assets obtained in exchange for operating lease liabilities	8,568	288
Right-of-use assets obtained in exchange for finance lease liabilities	538	475

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

Note 2 — Liquidity

At September 30, 2021 and December 31, 2020, the Company's principal sources of liquidity consisted of $26,293 and $34,229 of cash and cash equivalents, respectively, $4,591 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $1,614 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $6,131 and $3,131 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where the Company's primary operations occur. Variants of the virus continue to emerge in various region and countries worldwide. The Company is focused on preserving its principal sources of liquidity and managing its cash flow and will continue to evaluate the potential short-term and long-term implications of COVID-19 on its consolidated statements of operations. The Company believes that it has adequate liquidity and business plans to continue to operate the business and mitigate the risks associated with COVID-19 for the next 12 months from November 8, 2021, the date of this filing. Additional disclosure on the impact of COVID-19 on the Company is included in Part I. Item 2 Management's Discussion and Analysis section of this Form 10-Q.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Accordingly, the accompanying unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain geographic regions have been combined in tables throughout the document including in Note 4 - Revenue from Contract with Clients and Note 12 - Segment and Related Information. In the current year, Americas includes United States and Latin America and Middle East/Asia/Pacific includes Middle East and Asia/Pacific. The related presentation for the three and nine months ended September 30, 2020 has been recast to conform to current year presentation.

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

No single client accounted for 10% or more of total revenue for the three and nine months ended September 30, 2021 or 2020.

There was one client in Africa who represents 10% or more to gross accounts receivable at September 30, 2021 and December 31, 2020, respectively, which represents 14% and 16% of the gross accounts receivable balance at September 30, 2021 and December 31, 2020, respectively. These amounts were fully reserved for at September 30, 2021 and December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$26,293	$34,229
Cash - restricted	3,811	3,752
Cash - restricted, net of current portion	3,069	3,432
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$33,173	$41,413

(h)                                    Earnings (loss) per Share

Basic earnings (loss) per common share have been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and the assumed vesting of stock and deferred and restricted stock unit awards using the treasury stock method, if dilutive.

The Company has outstanding options to purchase approximately 1,353 shares and 1,589 shares at September 30, 2021 and 2020, respectively. In addition, the Company had 1,038 and 715 restricted and deferred stock units outstanding at September 30, 2021 and 2020, respectively. These awards were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2021 and 2020 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss)	$1,317	$2,245	$(1,659)	$(6,113)
Less: net earnings - noncontrolling interests	58	131	265	308
Net earnings (loss) attributable to Hill International, Inc.	$1,259	$2,114	$(1,924)	$(6,421)

Basic weighted average common shares outstanding	57,245	56,702	57,102	56,551
Effect of dilutive securities:
Stock options	—	—	—	—
Unvested share-based compensation units	—	—	—	—
Diluted weighted average common shares outstanding	57,245	56,702	57,102	56,551

Basic and diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$0.04	$(0.03)	$(0.11)

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

The components of the Company’s revenue by contract type and geographic region for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$5,398	$45,964	$51,362	53.1%	$5,046	$43,149	$48,195	54.4%
Middle East/Asia/Pacific	773	20,848	21,621	22.4%	7,655	15,074	22,729	25.6%
Europe	10,898	2,999	13,897	14.4%	7,387	4,078	11,465	12.9%
Africa	1,125	8,599	9,724	10.1%	(75)	6,338	6,263	7.1%
Total	$18,194	$78,410	$96,604	100.0%	$20,013	$68,639	$88,652	100.0%

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$14,778	$132,923	$147,701	51.7%	$15,736	$130,094	$145,830	52.8%
Middle East/Asia/Pacific	7,000	56,320	63,320	22.2%	16,481	55,846	72,327	26.2%
Europe	25,247	19,695	44,942	15.8%	25,566	11,868	37,434	13.5%
Africa	2,027	27,247	29,274	10.3%	201	20,617	20,818	7.5%
Total	$49,052	$236,185	$285,237	100.0%	$57,984	$218,425	$276,409	100.0%

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
The consideration promised within a contract may include fixed amounts, variable amounts, or both. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the client regarding acknowledgment and/or agreement with the modification, as well as historical experience with the client or similar contractual circumstances. The Company transfers control of its service over time and, therefore, satisfies a performance obligation and recognizes revenue over time by measuring the progress toward complete satisfaction of that performance obligation. The Company’s fixed price projects and T&M with a cap contracts expected to exceed the cap value generally use a cost-based input method to measure its progress towards complete satisfaction of the performance obligation as the Company believes this best depicts the transfer of control to the client. Under the cost-based measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Due to the nature of the work required to be performed under the Company’s performance obligations, estimating total revenue and cost at completion on its long-term contracts is complex, subject to many variables and requires significant judgment.

For basic and cost-plus T&M contracts and T&M with a cap, not expected to exceed the cap, contracts, the Company recognizes revenue over time using the output method which measures progress toward complete satisfaction of the performance obligation based upon actual costs incurred, using the right to invoice practical expedient.

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $456 and $579, respectively. The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the periods was $4,051 and $571, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed or not started as of the end of the reporting period. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the variable consideration optional exemption. As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $92,155 and $101,800, respectively. During the following 12 months, approximately 58.8% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 1 to 6 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	September 30, 2021	December 31, 2020
Billed (1)	$104,228	$113,021
Unbilled (2)	51,719	37,960
	155,947	150,981
Allowance for doubtful accounts (1)	(40,898)	(52,795)
Accounts receivable, net	$115,049	$98,186

Accounts Receivable - Affiliates
Billed (3)	$14,776	$15,560
Unbilled (2)	14,938	8,380
	$29,714	$23,940
Allowance for doubtful accounts	(701)	(655)
Accounts receivable - affiliates, net	$29,013	$23,285
(1) Includes $24,025 and $33,242 related to amounts due from a client in Libya as of September 30, 2021 and December 31, 2020, respectively, which where both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at September 30, 2021 from December 31, 2020 is primarily due to the devaluation of the Libyan Dinar.
(2) Amounts are net of unbilled reserves.

(3) Includes $1,568 and $1,303 of retainage receivables due from affiliates as of September 30, 2021 and December 31, 2020, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,653	$—	$2,100	$—
Client relationships	509	395	509	356
Total	$3,162	$395	$2,609	$356

Intangible assets, net	$2,767		$2,253

During the year ended December 31, 2020, the Company acquired a Grandfathered Engineering Corporation license which was determined to have an indefinite useful life and therefore it is not amortized.

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 for the three months ended September 30, 2021 and 2020 and $38 and $67 for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2021 (remaining 3 months)	$13
2022	51
2023	51
2024	—
2025	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the nine months ended September 30, 2021:

Balance, December 31, 2020	$46,397
Additions (1)	162
Translation adjustments (2)	(1,656)
Balance, September 30, 2021	$44,903
(1) Refer to Note 3 - Basis of Presentation, NEYO Group Acquisition subsection.
(2) The translation adjustment was calculated based on the foreign currency exchange rates as of September 30, 2021.

The Company performed its 2021 annual impairment test effective July 1, 2021 and noted no impairment. Based on the valuation as of July 1, 2021, the fair value of the Company exceeded its carrying value. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2021	December 31, 2020

Accounts payable	$33,852	$20,953
Accrued payroll and related expenses*	24,824	28,508
Accrued subcontractor fees	11,669	8,711
Accrued agency fees	4,450	4,239
Accrued legal and professional fees	1,435	2,894
Other accrued expenses*	4,000	2,492
	$80,230	$67,797
 * $1,818 in costs related to the Company's end of service benefit plan at December 31, 2020 that were previously included in other accrued expenses and are now reflected in accrued payroll and related expenses.

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.54%	7.67%	$28,725	$28,950
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.16%	5.50%	17,400	14,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/04/2022	Variable	4.07%	4.11%	4,747	4,035
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2022	Variable	5.71%	5.65%	—	—
Hill International (North Africa) Ltd - Arab Bank PLC ("Arab Bank") Payroll Overdraft Facility (5)	07/16/2022	Variable	N/A	N/A	—	N/A
Hill International (North Africa) Ltd - Arab Bank General Simple Assignment of Contracts Overdraft Facility (5)	07/16/2022	Variable	N/A	N/A	—	N/A
Unsecured Notes Payable and Long-Term Debt
Hill International Spain S.A.-Bankia S.A. & Bankinter S.A.(6)	12/31/2021	Fixed	2.21%	2.21%	139	581
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	373	421
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.23%	2.23%	267	357
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.91%	3.91%	320	367
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.28%	2.28%	327	367
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.54%	2.54%	270	303
Total notes payable and long-term debt, gross					$52,568	$49,781
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(346)	(500)
Notes payable and long-term debt					$52,222	$49,281
Current portion of notes payable					22,979	1,171
Current portion of unamortized debt discount and deferred financing costs					(199)	(184)
Current maturities of notes payable and long-term debt					$22,780	$987
Notes payable and long-term debt, net of current maturities					$29,442	$48,294

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through September 30, 2021 since the loan origination or modification date.

(2) As of September 30, 2021 and December 31, 2020, the Company had $6,509 and $6,605 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $4,591 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 as of September 30, 2021 and December 31, 2020. See 'Secured Credit Facilities' section below for further information.

(3) As of September 30, 2021 and December 31, 2020, the Company had $558 and $2,189 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $1,614 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $6,919 and $7,309 as of September 30, 2021 and December 31, 2020, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date; however, the facility is subject to be reviewed annually in April by FAB, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of September 30, 2021 and December 31, 2020. The Company had $3,131 of availability under the credit facility as of September 30, 2021 and December 31, 2020.

(5) In July 2021, the Company, through one of its subsidiaries, entered into two overdraft facilities with Arab Bank. There is no stated maturity date however, the facilities are subject to be reviewed annually in July by Arab Bank. Amounts may be drawn in either Egyptian Pounds or in the U.S. Dollar. Interest rates are equal to 1.0%, plus the Central Bank of Egypt ("CBE") corridor rate. No amounts have been drawn on as of September 30, 2021. The Company had $3,000 of availability under the credit facilities as of September 30, 2021.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of September 30, 2021 and December 31, 2020.

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

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at September 30, 2021.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $403 and $755 at September 30, 2021 and December 31, 2020, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

The Company is in discussions with both existing lenders and potential new lenders to refinance the Secured Credit Facilities prior to their maturity in May 2022 for the Domestic and International Revolving Credit Facilities and June 2023 for the 2017 Term Loan Facility.

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

At September 30, 2021 and December 31, 2020, balances payable to AFCO of $1,717 and $872 were reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $443 and $415 for the three months ended September 30, 2021 and 2020, respectively, and $1,814 and $1,616 for the nine months ended September 30, 2021 and 2020, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the nine months ended September 30, 2021 and 2020, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 414 and 723 RSUs, respectively. No RSUs were granted during the three months ended September 30, 2021 and 2020. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2021 and 2020, the related compensation expense was recorded based on a weighted average price per share of $2.36 and $3.28, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2021 and 2022 for the RSUs granted during the nine months ended September 30, 2020. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2021 and 2020, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

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

During the three months ended September 30, 2021 and 2020, 5 and 39 DSUs were granted at a weighted average price of $2.57 and $1.58, respectively. During the nine months ended September 30, 2021 and 2020, 780 and 334 DSUs were granted at a weighted average price of $2.42 and $1.70, respectively. DSUs granted partially include units awarded to the Company's board of directors (the "Board") as part of their annual service retainer. DSUs were also granted to executive officers that are subject to a combination of time and performance based conditions that vest over a three-year period.

Stock Options

At September 30, 2021 and 2020, the Company had approximately 1,353 and 1,589 stock options outstanding, respectively, with a weighted average exercise price of $3.87 and $4.02, respectively. No stock options were granted during the nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021 and 2020, options lapsed for approximately 211 and 281 shares, respectively, with a weighted average exercise price of $4.95 and $3.71, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were 57.5% and 32.3% for the three months ended September 30, 2021 and 2020, respectively, and 155.4% and (83.2)% for the nine months ended September 30, 2021 and 2020, respectively. The interim tax calculation prescribed under ASC 740-270 can yield unconventional results as seen in the effective tax rate for the nine months ended September 30, 2021, which is impacted by discrete tax items such as uncertain tax positions and certain withholding taxes in relation to the mix of pretax earnings in certain jurisdictions in which no loss benefit is recognized.

The change in the Company’s effective tax rate for the nine months ended September 30, 2021 from the nine months ended September 30, 2020 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

The reserve for uncertain tax positions amounted to $7,740 and $6,328 at September 30, 2021 and December 31, 2020, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense for any tax-related interest and penalties of $39 and $70 for the three months ended September 30, 2021 and 2020, respectively, and $500 and $68 for the nine months ended September 30, 2021 and 2020, respectively.

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

On March 11, 2021 the American Rescue Plan Act was signed into law. The Company is currently evaluating the impact this legislation may have on its consolidated financial results, however the Company does not feel there will be a significant impact.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Americas	$51,362	53.1%	$48,195	54.4%	$147,701	51.7%	$145,830	52.8%
Middle East/Asia/Pacific	21,621	22.4%	22,729	25.6%	63,320	22.2%	72,327	26.2%
Europe	13,897	14.4%	11,465	12.9%	44,942	15.8%	37,434	13.5%
Africa	9,724	10.1%	6,263	7.1%	29,274	10.3%	20,818	7.5%
Total	$96,604	100.0%	$88,652	100.0%	$285,237	100.0%	$276,409	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

Americas	$34,510	44.8%	$33,697	47.2%	$100,996	44.5%	$104,261	46.5%
Middle East/Asia/Pacific	21,345	27.7%	21,709	30.3%	62,100	27.3%	69,241	30.8%
Europe	12,328	16.0%	10,549	14.7%	36,968	16.3%	32,197	14.3%
Africa	8,878	11.5%	5,588	7.8%	27,094	11.9%	18,754	8.4%
Total	$77,061	100.0%	$71,543	100.0%	$227,158	100.0%	$224,453	100.0%

For the three months ended September 30, 2021, the United States was the only country to account for 10% or more of total revenue. For the nine months ended September 30, 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three and nine months ended September 30, 2020, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Americas (1)	$8,139	$8,884	$20,879	$25,210
Middle East/Asia/Pacific (1)	2,872	1,457	6,054	3,939
Europe (1)	2,623	1,520	6,517	4,355
Africa	1,032	485	5,117	1,763
Corporate (2)	(10,339)	(7,603)	(31,496)	(31,080)
Total	$4,327	$4,743	$7,071	$4,187
    (1) includes Hill's share of loss (profit) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses (benefit) of $511 and $(694) for the three months ended September 30, 2021 and 2020, respectively and $2,751 and $3,622 for the nine months ended September 30, 2021 and 2020, respectively.

Depreciation and Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Project Management	$6	$341	$769	$1,009
Corporate (1)	561	364	1,087	2,371
Total	$567	$705	$1,856	$3,380
(1) includes $1,582 additional depreciation charge for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party for the nine months ended September 30, 2020.

Total Revenue by Client Type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

U.S. federal government	$3,506	3.6%	$4,552	5.1%	$11,636	4.1%	$13,084	4.7%
U.S. state, regional and local governments	30,648	31.7%	29,652	33.4%	90,934	31.9%	90,552	32.8%
Foreign governments	23,401	24.2%	23,149	26.1%	75,137	26.3%	74,118	26.8%
Private sector	39,049	40.5%	31,299	35.4%	107,530	37.7%	98,655	35.7%
Total	$96,604	100.0%	$88,652	100.0%	$285,237	100.0%	$276,409	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	September 30, 2021	December 31, 2020

Americas	$7,250	$7,741
Middle East/Asia/Pacific	704	917
Europe	492	544
Africa	370	241
Total	$8,816	$9,443

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
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $334, which is included in other liabilities in the consolidated balance sheet at September 30, 2021.

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

Total rent expense of $1,950 and $1,875 for the three months ended September 30, 2021 and 2020, respectively, and $6,193 and $6,038 for the nine months ended September 30, 2021 and 2020 is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the nine months ended September 30, 2021 and 2020 included $1,631 and $1,488, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended September 30, 2021 and 2020, was $396 and $390, respectively. The sublease income recognized for the nine months ended September 30, 2021 and 2020 was $1,190 and $946, respectively.

The following is a schedule of maturities of lease liabilities by year as of September 30, 2021:

	Total Operating Lease Payments	Total Finance Lease Payments
2021 (excluding the nine months ended September 30, 2021)	$1,923	$56
2022	5,988	216
2023	5,212	216
2024	4,271	181
2025	3,471	65
Thereafter	7,194	—
Total minimum lease payments (1)	28,059	734
Less amount representing imputed interest	4,729	30
Present value of lease obligations	$23,330	$704
Weighted average remaining lease term (years)	5.62	3.46
Weighted average discount rate	6.71%	2.40%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of September 30, 2021, where applicable.

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

On December 29, 2020, Brazil Consolidated filed for bankruptcy and liquidation with the Bankruptcy Court of Sao Paulo Brazil. Brazil Consolidated was a consolidated subsidiary of Hill International, N.V. The Company lost control of Brazil Consolidated on the date of the bankruptcy filing and, as a result, deconsolidated Brazil Consolidated at that time which resulted in an additional net loss of $1,437 being recorded on the consolidated statements of operations under other loss (income), net for the year ended December 31, 2020. The balance sheet of Brazil Consolidated primarily consisted of intercompany payables. The corresponding intercompany receivables were written off on the respective entity's balance sheets in conjunction with the liquidation and deconsolidation of Brazil Consolidated resulting in no net consolidated income/loss impact. The net loss is primarily comprised of the deconsolidation of $1,350 of net assets, and $313 of accumulated other comprehensive losses related to foreign currency adjustments taken into expense which were offset by $226 of eliminated capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the "SEC") on March 16, 2021, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements other than as required by law.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income Statement Data:
Consulting fee revenue	$77,061	$71,543	$5,518	7.7%	$227,158	$224,453	$2,705	1.2%
Reimbursable expenses	19,543	17,109	2,434	14.2%	58,079	51,956	6,123	11.8%
Total revenue	$96,604	$88,652	$7,952	9.0%	$285,237	$276,409	$8,828	3.2%
Direct expenses	64,196	59,998	4,198	7.0%	194,314	190,078	4,236	2.2%
Gross profit	$32,408	$28,654	$3,754	13.1%	$90,923	$86,331	$4,592	5.3%
Selling, general and administrative expenses	28,121	25,588	2,533	9.9%	82,906	80,543	2,363	2.9%
Foreign currency exchange loss (benefit)	511	(694)	1,205	(173.6)%	2,751	3,622	(871)	(24.0)%
Plus: Share of profit of equity method affiliates	551	983	(432)	(43.9)%	1,805	2,021	(216)	(10.7)%
Operating profit	$4,327	$4,743	$(416)	(8.8)%	$7,071	$4,187	$2,884	68.9%
Interest and related financing fees, net	1,226	1,275	(49)	(3.8)%	4,077	3,870	207	5.3%
Less: Other loss, net	—	152	(152)	(100.0)%	—	3,654	(3,654)	(100.0)%
Earnings (loss) before income taxes	$3,101	$3,316	$(215)	(6.5)%	$2,994	$(3,337)	$6,331	(189.7)%
Income tax expense	1,784	1,071	713	66.6%	4,653	2,776	1,877	67.6%
Net earnings (loss)	$1,317	$2,245	$(928)	(41.3)%	$(1,659)	$(6,113)	$4,454	(72.9)%
Less: net earnings - noncontrolling interests	58	131	(73)	(55.7)%	265	308	(43)	(14.0)%
Net earnings (loss) attributable to Hill International, Inc.	$1,259	$2,114	$(855)	(40.4)%	$(1,924)	$(6,421)	$4,497	(70.0)%

Three Months Ended September 30, 2021 Compared to the
Three Months Ended September 30, 2020

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2021		2020		$	%

Americas	$51,362	53.1%	$48,195	54.4%	$3,167	6.6%
Middle East/Asia/Pacific	21,621	22.4%	22,729	25.6%	(1,108)	(4.9)%
Europe	13,897	14.4%	11,465	12.9%	2,432	21.2%
Africa	9,724	10.1%	6,263	7.1%	3,461	55.3%
Total	$96,604	100.0%	$88,652	100.0%	$7,952	9.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2021		2020		$	%

Americas	$34,510	44.8%	$33,697	47.2%	$813	2.4%
Middle East/Asia/Pacific	21,345	27.7%	21,709	30.3%	(364)	(1.7)%
Europe	12,328	16.0%	10,549	14.7%	1,779	16.9%
Africa	8,878	11.5%	5,588	7.8%	3,290	58.9%
Total	$77,061	100.0%	$71,543	100.0%	$5,518	7.7%

CFR was $77,061 and $71,543 for the three months ended September 30, 2021 and 2020, respectively, which comprised 79.8% and 80.7% of total revenues, respectively. The increase in CFR and total revenue in 2021 compared to the prior year period is primarily driven by activity continuing to return to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects.

Gross Profit by Geographic Region:

	Three Months Ended September 30,						Change
	2021			2020			$	%

			% of CFR			% of CFR
Americas	$15,358	47.3%	44.5%	$14,204	49.6%	42.2%	$1,154	8.1%
Middle East/Asia/Pacific	8,086	25.0%	37.9%	7,559	26.4%	34.8%	527	7.0%
Europe	5,299	16.4%	43.0%	4,196	14.6%	39.8%	1,103	26.3%
Africa	3,665	11.3%	41.3%	2,695	9.4%	48.2%	970	36.0%
Total	$32,408	100.0%	42.1%	$28,654	100.0%	40.1%	$3,754	13.1%

Gross profit (margin) as a percentage of CFR increased 2.0% for the three months ended September 30, 2021 compared to the same period in the 2020. In all regions except Africa, gross profit as a percentage of CFR increased as a percentage of CFR due to generally higher project margins. These increases were partially off-set by a decrease in gross profit as a percentage of CFR in Africa as a result of the start of a large project with a lower margin.

SG&A Expenses

SG&A expenses for the three months ended September 30, 2021 increased approximately $2,533 when compared to the same period in 2020. The increase was primarily due to the reinstatement of the Company's 401(k) match, higher labor costs associated with the expected achievement of certain bonus metrics in the current year and increased travel costs due to the lifting of COVID-19 stay-at-home orders that were in place during the same period in 2020. SG&A expenses represented approximately 36.5% and 35.8% of CFR for the three months ended September 30, 2021 and 2020, respectively.

Foreign Currency Exchange Loss

There was a foreign currency exchange loss (benefit) of $511 and $(694) for the three months ended September 30, 2021 and 2020, respectively. The currency exchange loss for three months ended September 30, 2021 was primarily the result of a 2% weakening of the Euro against the US Dollar and currencies pegged to the US Dollar. The foreign currency exchange benefit in 2020 was primarily the result of a 6% strengthening of the Euro against the US Dollar and currencies pegged to the US Dollar, partially offset by a 3% change in the Libyan Dinar.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended September 30, 2021 were $1,226, compared to interest and related financing fees for the three months ended September 30, 2020 of $1,275, net of $17 of interest income.

Other Loss, net

During the three months ended September 30, 2020, the Company recognized other non-operating loss of $152. There was no such loss for the three months ended September 30, 2021.

Income Taxes

For the three months ended September 30, 2021 and 2020, we recognized income tax expense of $1,784 and $1,071, respectively.

The effective income tax rate for the three months ended September 30, 2021 and 2020 were 57.5% and 32.3%, respectively. The change in our effective tax rate for the three months ended September 30, 2021 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

Nine Months Ended September 30, 2021 Compared to the
Nine Months Ended September 30, 2020

Total Revenue by Geographic Region:

	Nine Months Ended September 30,				Change
	2021		2020		$	%

Americas	$147,701	51.7%	$145,830	52.8%	$1,871	1.3%
Middle East/Asia/Pacific	63,320	22.2%	72,327	26.2%	(9,007)	(12.5)%
Europe	44,942	15.8%	37,434	13.5%	7,508	20.1%
Africa	29,274	10.3%	20,818	7.5%	8,456	40.6%
Total	$285,237	100.0%	$276,409	100.0%	$8,828	3.2%

Consulting Fee Revenue:

	Nine Months Ended September 30,				Change
	2021		2020		$	%

Americas	$100,996	44.5%	$104,261	46.5%	$(3,265)	(3.1)%
Middle East/Asia/Pacific	62,100	27.3%	69,241	30.8%	(7,141)	(10.3)%
Europe	36,968	16.3%	32,197	14.3%	4,771	14.8%
Africa	27,094	11.9%	18,754	8.4%	8,340	44.5%
Total	$227,158	100.0%	$224,453	100.0%	$2,705	1.2%

CFR was $227,158 and $224,453 for the nine months ended September 30, 2021 and 2020, respectively, which comprised 79.6% and 81.2% of total revenues, respectively. The increase in CFR in 2021 compared to the prior year period is primarily driven by activity continuing to return to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects.

The increase in total revenue for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to revenue during 2020 being reduced as a result of delayed project starts and project suspensions due to the COVID-19 pandemic. The current year increase includes a higher mix of sub-contractor work.

Gross Profit by Geographic Region:

	Nine Months Ended September 30,						Change
	2021			2020			$	%

			% of CFR			% of CFR
Americas	$43,622	47.9%	43.2%	$43,946	50.9%	42.1%	$(324)	(0.7)%
Middle East/Asia/Pacific	21,781	24.0%	35.1%	21,611	25.0%	31.2%	170	0.8%
Europe	14,743	16.2%	39.9%	12,425	14.4%	38.6%	2,318	18.7%
Africa	10,777	11.9%	39.8%	8,349	9.7%	44.5%	2,428	29.1%
Total	$90,923	100.0%	40.0%	$86,331	100.0%	38.5%	$4,592	5.3%

Gross profit (margin) as a percentage of CFR increased 1.5% for the nine months ended September 30, 2021 compared to the same period in the 2020. In the Americas, gross profit as a percentage of CFR increased as a result of generally higher project margins. In the Middle East/Asia/Pacific region, gross profit as a percentage of CFR increased primarily due to increased billing rates on projects in Asia. In Europe, gross profit as a percentage of CFR increased due to higher margin mix of projects.
The increases above were partially off-set by a decrease in gross profit as a percentage of CFR in Africa as a result of the start of a large project with a lower margin.

SG&A Expenses

SG&A expenses for the nine months ended September 30, 2021 increased by approximately $2,363 when compared to the same period in the prior year. The increase was primarily due to a $5,900 increase in labor costs due to the lifting of COVID-19 stay at home orders and the ramping up of projects, the expected achievement of certain bonuses in the current year and the reinstatement of the company 401(k) match. In addition, legal fees increased by $700 due to a settlement of previously incurred legal expenses in the prior year which did not reoccur in 2021. Partially offsetting these increases was a $1,500 decrease in bad debt expense as a result of the Company receiving payments against previously reserved receivables. In addition, there was a $1,600 additional depreciation charge in the first quarter of 2020 for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party, which did not reoccur in 2021. SG&A expenses represented approximately 36.5% and 35.9% of CFR for the nine months ended September 30, 2021 and 2020, respectively.

Foreign Currency Exchange Loss

There were foreign currency exchange losses of $2,751 and $3,622 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, the foreign currency exchange losses were primarily caused by the strengthening of the Euro against the US Dollar and currencies pegged to the US Dollar by 5%, partially offset by a 70% weakening of the Libyan Dinar against the Euro and an 4% weakening of the Egyptian pound against the Euro. For the nine months ended September 30, 2020, the foreign currency exchange losses were primarily caused by a 21.6% weakening of the Brazilian Real against the Euro prior to declaring bankruptcy of our Brazilian subsidiary.

Interest and Related Financing Fees, net

Interest and related financing fees increased $207 to $4,077 for the nine months ended September 30, 2021 as compared with $3,870 for nine months ended September 30, 2020, which includes $94 of interest income.

Other Loss, net

During the nine months ended September 30, 2020 a loss of $4,064 was recognized due to the bankruptcy filing and deconsolidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein), net of other non-operating income of $65. An additional $345 of income was recognized during the first quarter of 2020 related to the cancellation of a PDIC Economic Stimulus Program Loan Agreement that the Company made on October 24, 2014 as a result of the Company satisfying all obligations in regard to the Loan Agreement.

There was no such loss for the nine months ended September 30, 2021.

Income Taxes

For the nine months ended September 30, 2021 and 2020, we recognized income tax expense of $4,653 and $2,776, respectively.

The effective income tax rate for the nine-month periods ended September 30, 2021 and 2020 was 155.4% and (83.2)%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2021 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from November 8, 2021, the date of this report.

At September 30, 2021, our primary sources of liquidity consisted of $26,293 of cash and cash equivalents, of which $26,111 was on deposit in foreign locations, and $12,336 of available borrowing capacity under our various credit facilities. The Company is in discussion with both existing lenders and potential new lenders to refinance our secured credit facilities with Société Générale prior to their maturities in May 2022 for the Domestic and International Revolving Credit Facilities and June 2023 for the 2017 Term Loan Facility.

We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2021, we had approximately $63,573 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

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

Cash Flows

	Nine Months Ended September 30,
	2021	Change	2020

Net cash (used in) provided by operating activities	$(6,993)	$(10,259)	$3,266
Net cash used in investing activities	(1,878)	(777)	(1,101)
Net cash provided by financing activities	3,285	(11,779)	15,064
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,654)	(2,557)	(97)
Deconsolidated cash	—	(9)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,240)		$17,123

Operating activities

During the nine months ended September 30, 2021, cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable related to the timing of payments to vendors and subcontractors and an increase in other current liabilities. During the nine months ended September 30, 2020, cash provided by operating activities was primarily due to the deferral of payroll tax payments as part of the US government's COVID relief program, rent concessions from certain lessors primarily in the form of rent payment deferrals, and the timing of payments to vendors. The rent payment deferrals and half of the payroll tax deferrals are being paid during 2021. The remainder of the payroll tax deferral will be paid during 2022.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $7,184 at December 31, 2020 to $6,880 at September 30, 2021.

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

Investing activities

During the nine months ended September 30, 2021 cash was used in investing activities for the purchase of a business and for fixed asset purchases. During the nine months ended September 30, 2020, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the nine months ended September 30, 2021 and 2020, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of exchange rate changes on cash

For the nine months ended September 30, 2021, the effects of exchange rate changes on cash was primarily driven by the weakening of the Libyan Dinar (70.5%) and Euro (5.3%) against the U.S. Dollar.

For the nine months ended September 30, 2020, the effects of exchange rate changes on cash was primarily driven by the recognition of balances previously included in accumulated other comprehensive losses into expense due to the bankruptcy and liquidation of our operating subsidiary in Brazil (see Note 15 to the consolidated financial statements filed herein) and a 31.7% weakening of the Brazilian Real against the Euro and a 4% weakening of the Euro against the U.S. dollar in 2020.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
September 30, 2021
Americas	$283,317	42.8%	$103,197	41.7%
Middle East/Asia/Pacific	156,600	23.7%	72,961	29.5%
Europe	106,823	16.2%	38,664	15.6%
Africa	113,980	17.3%	32,738	13.2%
Total	$660,720	100.0%	$247,560	100.0%

December 31, 2020
Americas	$276,752	41.6%	$105,721	45.2%
Middle East/Asia/Pacific	160,211	24.0%	66,407	28.3%
Europe	105,478	15.8%	37,062	15.8%
Africa	124,273	18.6%	25,187	10.7%
Total	$666,714	100.0%	$234,377	100.0%

At September 30, 2021, our backlog was $660,720 compared to $666,714 at December 31, 2020. We estimate that approximately $247,560 or 37.5% of the backlog at September 30, 2021, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $274,500 and equates to a book-to-burn ratio of 120.8% for the nine months ended September 30, 2021. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $92,155 and the backlog of $660,720 at September 30, 2021 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2020 Annual Report on Form 10-K (“2020 Form 10-K"), our disclosure controls and procedures were ineffective as of September 30, 2021 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the nine months ended September 30, 2021, as described in Item 9A of our 2020 Annual Report on Form 10-K. There were no other material changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 8, 2021

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 8, 2021