Form 10-K
period 2021-12-31
Hill International, Inc.
filed 2022-03-31
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of shares of common stock held by non-affiliates on June 30, 2021 was approximately $120,074,446. As of March 8, 2022, there were 57,142,744 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2022 Annual Meeting of Stockholders ("2022 Proxy Statement") are incorporated by reference in Part III.

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
•Risks related to international operations, including uncertain political and economic environments, acts of terrorism or war and other forms of geo-political unrest or conflict (including the ongoing conflict in Ukraine), potential incompatibilities with foreign joint venture partners, foreign currency fluctuations, civil disturbances and labor issues; and
•Risks related to contracts with governmental entities, including the failure of applicable governing authorities to take necessary actions to secure or maintain funding for particular projects with us, the unilateral termination of contracts by the government and reimbursement obligations to the government for funds previously received.

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

Item 1. Business

General

Hill International, Inc., a Delaware corporation organized in 2006, with more than 3,000 professionals in 100 offices worldwide, provides project management, construction management, facilities management and other consulting services primarily to the building, transportation, environmental, energy and industrial markets.

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

Clients

Our clients consist primarily of the United States federal, state and local governments, other national governments, and the private sector. The following table sets forth our breakdown of revenue attributable to these categories of clients for the years ended December 31, 2021 and 2020:

Revenue By Client Type

	2021		2020
U.S. federal government	$15,173	4.0%	$17,942	4.9%
U.S. state, regional and local governments	120,069	31.8%	118,845	32.2%
Foreign governments	95,107	25.2%	99,906	27.1%
Private sector	147,089	39.0%	131,831	35.8%
Total	$377,438	100.0%	$368,524	100.0%
For the years ended December 31, 2021 and 2020, revenue from U.S. and foreign government contracts represented 61.0% and 64.2% of our total revenue, respectively.

The following table sets forth the percentage of our revenue contributed by each of our five largest clients for the years ended December 31, 2021 and 2020:

	2021	2020
Largest client	5.0%	4.9%
2nd largest client	3.7%	3.8%
3rd largest client	3.5%	3.1%
4th largest client	3.2%	3.1%
5th largest client	3.1%	3.0%
Top 5 largest clients	18.5%	17.9%

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

The following tables show our backlog by geographic region as of December 31, 2021 and 2020:

	Total Backlog		12-Month Backlog
As of December 31, 2021
Americas	$347,489	47.7%	$112,122	43.1%
Middle East/Asia/Pacific	164,268	22.5%	78,080	30.0%
Europe	100,868	13.8%	36,531	14.1%
Africa	116,761	16.0%	33,219	12.8%
Total	$729,386	100.0%	$259,952	100.0%

	Total Backlog		12-Month Backlog
As of December 31, 2020
Americas	$276,752	41.6%	105,721	45.2%
Middle East/Asia/Pacific	160,211	24.0%	66,407	28.3%
Europe	105,478	15.8%	37,062	15.8%
Africa	124,273	18.6%	25,187	10.7%
Total	$666,714	100.0%	$234,377	100.0%

At December 31, 2021, our backlog was $729,386, compared to $666,714 at December 31, 2020. The December 31, 2021 increase in backlog from the prior year is primarily due to new work in the United States . Of the total backlog at December 31, 2021, we estimate that 35.6% will be recognized as CFR over the next twelve months based on the backlog table above.

The amount of our new bookings, before any cancellations or other reductions, was $436,900 and equates to a book-to-burn ratio of 143.2% for the year ended December 31, 2021. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time, and management believes that this measure is useful to investors for the same reason.

Our remaining performance obligations represent the aggregate transaction price of executed contracts for projects partially completed or not yet started as of the end of the reporting period. The difference between the remaining performance obligations of $114,165, as described further in Note 4 - Revenue from Contracts with Clients in our consolidated financial statements, and the backlog of $729,386 at December 31, 2021 is due to the backlog including the full value of client contracts billed on a T&M basis, which are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

Competition

The project management industry is highly competitive. We compete for contracts, primarily on the basis of technical capability, with numerous entities, including other construction management companies, design or engineering firms, general contractors, management consulting firms and other entities. Compared to us, many of these competitors are larger companies that have broader geographic scope and greater financial and other resources. During 2021, some of our largest project management competitors included: AECOM, ARCADIS N.V., Jacobs Engineering Group, Inc., WSP, Parsons, CBRE, HDR, Burns & McDonnel and Dar Group.

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

Executive Officers

Name	Age	Position
Raouf S. Ghali	60	Chief Executive Officer
William H. Dengler, Jr.	55	Executive Vice President and Chief Administrative Officer
Todd Weintraub	58	Chief Financial Officer
Abdo E. Kardous	62	Regional President, Middle East

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

Employees

At December 31, 2021, we had (in ones) 3,043 professionals. Of these professionals, 2,938 worked in our Project Management Group and 105 worked in our Corporate offices. Our personnel included 2,578 full-time employees, 136 part-time employees258 independent external contractors and 71 external contractors provided by third-party agencies. We are not a party to any collective bargaining agreements.

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

Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our securities to decline.

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

Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Previous drops in oil and gas prices had led to slowdowns in construction in oil and gas producing regions, which had a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Additionally, the Federal Reserve announced the increase of the Federal Funds Rate in March 2022. These developments, along with the United States government's credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets and capital markets on favorable terms.

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
•Market uncertainties and fluctuations due to the rising conflict between Russia and Ukraine.

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

We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. These laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukraine territories.

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

Our business and results of operations could be materially and adversely affected by the effects of a widespread outbreak of a contagious disease, including the outbreak of the respiratory illness caused by a coronavirus strain first identified in Wuhan, Hubei Province, China, or any other outbreak of contagious diseases, and other adverse public health developments. These effects could include disruptions or restrictions on our employees’ and subcontractors’ ability to travel, as well as temporary closures of the facilities and areas where we perform our work. Any disruption of current projects, including effects on the supply chain on which our projects depend, could adversely impact our business and results of operations which could also lead to a loss of clients, as well as competitive or business harm. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our services, including the award of future projects, and could impact our results of operations.

Risks Related to Ownership of Our Common Stock

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a-15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934, as amended. As disclosed in Item 9A of this Annual Report on Form 10-K, management has identified several material weaknesses in our internal control over financial reporting and has determined that our disclosure controls and procedures were not effective. A material weakness is defined as a deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that the Company did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2021.

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

As of March 8, 2022, there were 57,143 shares of our common stock outstanding. An additional 1,352 shares of our common stock may be issued upon the exercise of options held by employees, management and directors and an additional 3,133 shares of our common stock may be issued upon the vesting of restricted and deferred stock units. We also have the authority, as determined by our Board of Directors, to issue up to 1,000 shares of preferred stock and additional options to purchase 1,441 shares of our common stock without stockholder approval. Future issuances or sales of our preferred stock or common stock could have an adverse effect on the market price of our common stock.

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

Item 1B.          Unresolved Staff Comments

None.

Item 2.                   Properties

Our executive office is an operating lease currently located at One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103. We lease all of our office space and do not own any real property. The telephone number at our executive office is (215) 309-7700. We have approximately 70 operating leases for office facilities throughout the world, including our executive offices, and excluding offices being used for project purposes.

Our principal worldwide office locations and the geographic regions in which we reflect their operations are as follows:

Americas	Europe	Middle East/Asia/Pacific
Austin, TX	Amsterdam, Netherlands	Abu Dhabi, UAE
Boston, MA	Athens, Greece	Baghdad, Iraq
Cleveland, OH	Barcelona, Spain	Doha, Qatar
Columbus, OH	Belgrade, Serbia	Dubai, UAE
Denver, CO	Bucharest, Romania	Jeddah, Saudi Arabia
East Hartford, CT	Frankfurt, Germany	Manama, Bahrain
Fords, NJ	Istanbul, Turkey	Muscat, Oman
Houston, TX	Lisbon, Portugal	Riyadh, Saudi Arabia
Irvine, CA	Madrid, Spain	Beijing, China
Irving, TX	Nicosia, Cyprus	Bengaluru, India
Jacksonville, FL	Nur-Sultan, Kazakhstan	Chennai, India
Miami, FL	Pristina, Kosovo	Delhi, India
New Orleans, LA	Rome, Italy	Gurugram, India
New York, NY	Skopje, North Macedonia	Hong Kong, China
Oakland, CA	Tbilisi, Georgia	Islamabad, Pakistan
Ontario, CA	Tirana, Albania	Mumbai, India
Orlando, FL	Warsaw, Poland	Singapore
Philadelphia, PA (Headquarters)	Wroclaw, Poland
Phoenix, AZ		Africa
Pittsburgh, PA		Algiers, Algeria
Plantation, FL		Cairo, Egypt
San Diego, CA		Casablanca, Morocco
San Francisco, CA		Tripoli, Libya
San Jose, CA		Tunis, Tunisia
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

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a Performance Guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, such payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018 and it is presented as "Loss on Performance Bond" on the consolidated statements of operations. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report from the panel of experts was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgement to be issued. We filed a pleading before the Kuwait Cassation Court in August 2020 and we are awaiting a decision. Our challenges are still pending before the Kuwait Cassation Court and a hearing has not yet been scheduled.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the trading symbol “HIL.”

Stockholders

As of March 8, 2022, there were approximately 65 holders of record of our common stock. However, a single record stockholder account may represent multiple beneficial owners, including owners of shares in street name accounts. As of March 8, 2022, there were approximately 3,031 beneficial owners of our common stock.

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

Item 6.      [Reserved]

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion should be read in conjunction with the other sections of this report, including the Financial Statements and Supplementary Data, contained in Part II, Item 8 of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in Part I, “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A.“Risk Factors.” We assume no obligation to update any of these forward-looking statements, other than as required by law.

Overview

We earn revenue by deploying professionals to provide services to our clients, including project management, construction management, facilities management and related consulting. These services are primarily delivered on a “cost plus” or “time and materials” ("T&M") basis in which we bill negotiated hourly or monthly rates or a negotiated multiple of the direct cost of these professionals, plus actual out-of-pocket expenses. Our direct expenses are the actual cost of these professionals, including most payroll and benefits, except for paid time-off, which is recorded in selling, general and administrative expenses ("SG&A") on our consolidated statements of operations. We also provide services under fixed price contracts.

Our revenue consists of two components: CFR and reimbursable expenses. The professionals we deploy are occasionally subcontractors. We generally bill the actual cost of these subcontractors and recognize this cost as both revenue (reimbursable expenses) and direct expense. CFR refers to our revenue excluding amounts paid or due to subcontractors. We believe CFR is an important measure because it represents the revenue on which we earn gross profit, whereas total revenue includes the costs for subcontractors on which we generally pass through the cost and earn minimal or no gross profit.

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

The Company operates as a single reporting segment, known as the Project Management Group which provides fee-based project management, construction management, facilities management and other consulting services to our clients, leveraging our construction expertise to identify potential trouble, difficulties and sources of delay on a construction project before they develop into costly problems. Our experienced professionals are capable of managing all phases of the construction process from concept through completion, including cost and budget controls, scheduling, estimating, expediting, inspection, contract administration and management of contractors, subcontractors and suppliers.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where our primary operations occur. Variants of the virus continue to emerge in various regions and countries worldwide.
We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees comply with our respective clients’ policies. The majority of our field employees were already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities have not materially impaired our ability to continue to perform services for our clients. As of December 31, 2021, most of our employees have returned to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.
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

Nearly all our employees had company laptop computers and the ability to work remotely prior to the institution of our work-at-home policy. The work-at-home policy did not have a significant impact on our employees’ ability to perform their job requirements. Our internal control structure does not generally require physical access to our office locations, and has not to date and is not expected in the future to be adversely impacted the pandemic and the corresponding response by certain governmental authorities. Processes that require physical access to our offices, such as receiving mail (including collections) and processing and mailing manual checks, are being performed by designated individuals at a reduced frequency while certain of our offices continue to operate on a limited basis.
The main impacts on our business, other than those discussed above, were delays in the procurement processes of a number of our current and potential clients and a temporary slowing of certain collections.
Management implemented various actions and policies that resulted in approximately $11,000 in cost reductions to partially offset the expected reduction in CFR for the year ended December 31, 2020. Costs in 2021 have increased modestly in line with an anticipated rebound in activity, as the effects of the COVID-19 pandemic subside and the Company's activity increases. The Company will continue to manage costs and its association with CFR relative to the evolving effects of COVID-19.

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

Under T&M contracts with a cap value, we charge our clients for time and materials based upon the work performed, however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, we will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration we expect to receive from the client. When we expect to reach the cap value, the contract will be renegotiated or we will cease work when the maximum contract value is reached. We continue to work if it is probable that the contract will be extended. We will only include consideration on contract negotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If we continue to work and are uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. We are only entitled to consideration for the work we have performed, and the cap value is not a guaranteed contract value.

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

Claims are amounts in excess of the agreed contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes of unanticipated additional contract costs. Costs related to change orders and claims are recognized when they are incurred. We evaluate claims on an individual basis and will recognize revenue based on what we believe is probable to collect.

 Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our clients to make required payments.  Estimates used in determining accounts receivable allowances are based on our evaluation of specific client accounts and contracts involved and the financial condition of our clients. The factors we consider in our evaluations include, but are not limited to, client type (U.S. federal and other national governments, state and local governments or private sector), historical contract performance, historical collection and delinquency trends, client credit worthiness, and general economic and political conditions. At December 31, 2021 and 2020, the allowance for doubtful accounts was $39,670 and $53,450, respectively. The allowance for doubtful accounts balance included approximately $24,031 and $33,242 related to our receivables in Libya at December 31, 2021 and 2020, respectively.

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

2021 Business Overview

Consolidated Results
(In thousands)

	Years Ended December 31,
	2021	2020
Income Statement Data:
Consulting fee revenue	$305,093	$296,615
Reimbursable expenses	72,345	71,909
Total revenue	377,438	368,524
Direct expenses	253,760	249,173
Gross profit	123,678	119,351
Selling, general and administrative expenses	113,590	109,215
Foreign currency exchange loss	3,127	2,923
Plus: Share of profit of equity method affiliates	2,299	3,286
Operating profit	9,260	10,499
Less: Interest and related financing fees, net	5,427	5,224
Less: Other loss	86	5,711
Income (loss) before income taxes	3,747	(436)
Income tax expense	7,689	7,134
Net loss	(3,942)	(7,570)
Less: net income - noncontrolling interests	329	612
Net loss attributable to Hill International, Inc.	$(4,271)	$(8,182)

Results of Operations

Year Ended December 31, 2021 Compared to
Year Ended December 31, 2020

Total Revenue:

	2021		2020		Change
Americas	$196,933	52.1%	$192,777	52.4%	$4,156	2.2%
Middle East/Asia/Pacific	85,541	22.7%	92,639	25.1%	(7,098)	(7.7)%
Europe	55,505	14.7%	53,819	14.6%	1,686	3.1%
Africa	39,459	10.5%	29,289	7.9%	10,170	34.7%
Total	$377,438	100.0%	$368,524	100.0%	$8,914	2.4%

Consulting Fee Revenue:

	2021		2020		Change
Americas	$134,852	44.2%	$137,247	46.2%	$(2,395)	(1.7)%
Middle East/Asia/Pacific	83,861	27.5%	89,037	30.0%	(5,176)	(5.8)%
Europe	50,100	16.4%	43,769	14.8%	6,331	14.5%
Africa	36,280	11.9%	26,562	9.0%	9,718	36.6%
Total	$305,093	100.0%	$296,615	100.0%	$8,478	2.9%

Total revenue increased approximately $8,914 for the twelve months ended December 31, 2021 when compared to the same time period in the prior year. CFR was $305,093 and $296,615 of the total revenue for the twelve months ended December 31, 2021 and 2020, respectively, which was approximately 80.8% and 80.5% of total revenues, respectively.

The increase in total revenue for the twelve months ended December 31, 2021 compared to the same period in 2020 was primarily due to revenue during 2020 being reduced as a result of delayed project starts and project suspensions due to the COVID-19 pandemic.

The increase in CFR for the twelve months ended December 31, 2021, compared to the same period in 2020, was primarily driven by activity continuing to return to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects.

Gross Profit:

	2021			2020			Change
			% of Total Revenue			% of Total Revenue
Americas	$59,171	47.9%	30.0%	$61,228	51.3%	31.8%	$(2,057)	(3.4)%
Middle East/Asia/Pacific	30,144	24.4%	35.2%	28,553	23.9%	30.8%	1,591	5.6%
Europe	20,085	16.2%	36.2%	16,795	14.1%	31.2%	3,290	19.6%
Africa	14,278	11.5%	36.2%	12,775	10.7%	43.6%	1,503	11.8%
Total	$123,678	100.0%	32.8%	$119,351	100.0%	32.4%	$4,327	3.6%

Gross profit (margin) as a percentage of total revenue for the twelve months ended December 31, 2021, compared to the same period in 2020, was general consistent. In the Americas, the decrease in margin as a percentage of total revenue was primarily due to an increase in direct benefit expense as a result of the reinstatement of the company 401(k) match in 2021. In Africa, the decrease in margin as a percentage of total revenue was due to the start of a large project with a lower margin. Partially offsetting these decreases was an increase in margin as a percentage of total revenue in the Middle East/Asia/Pacific due to the liquidation of a bond and a settlement on a project in Qatar during 2020 that did not recur during 2021.

Selling, General and Administrative Expenses:

Our total selling, general and administrative expenses ("SG&A") increased $4,462 for the twelve months ended December 31, 2021 compared to the same period in 2020.

During 2021, the increase was primarily due to a $5,900 increase in labor expenses and $500 increase in travel expenses due to the lifting of COVID-19 stay at home orders and the ramping up of projects, and the reinstatement of the company 401(k) match. In addition, consultants and temporary office support increased $400 due to vacancies and additional work needed to address internal control deficiencies, a $359 increase in computer related costs, a $200 increase in insurance expense, a $250 increase in legal expenses, and a $350 increase in global auditing fees, Partially offsetting these increases was a $2,100 decrease in bad debt expense as a result of the Company receiving payments against previously reserved receivables. In addition, there was a $1,600 additional depreciation charge in the first quarter of 2020 for the write-off of leasehold improvements related to the Company subletting office space in Philadelphia to a third party, which did not reoccur in 2021.

SG&A expenses represented 30.1% and 29.6% of total revenue for the twelve months ended December 31, 2021 and 2020, respectively.

Foreign Currency Exchange Loss

Foreign currency exchange losses were approximately $204 greater for the twelve months ended December 31, 2021 compared to the same period in 2020. The currency exchange losses were primarily caused by a 7.7% weakening of the Euro against the U.S. dollar and currencies pegged to the U.S. dollar, partially offset by a 7.5% strengthening of the Egyptian pound against the Euro.

Interest and related financing fees, net

Interest and related financing fees, net, included interest expense of $5,431, net of $4 in interest income, and interest expense of $5,357, net of $133 in interest income for the years ended December 31, 2021 and 2020, respectively..

Income Taxes

The effective income tax rates for 2021, and 2020 were 205.2% and (1636.2)% respectively. The Company’s effective tax rate differs from the U.S. federal statutory rate, for the year ended December 31, 2021, primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly the United States.

The Company’s effective tax rate for the year ended December 31, 2020 differs from the U.S. federal statutory rate primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly Brazil.

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

At December 31, 2021 and 2020, our primary sources of liquidity consisted of $21,821 and $34,229 in cash and cash equivalents, respectively, of which $19,365 and $28,842 was on deposit in foreign locations, respectively, and $9,143 and $11,711 of available borrowing capacity under our various credit facilities, respectively. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At December 31, 2021 and 2020, we had approximately $63,331 and $52,236 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us with some restrictions and tax implications.

On March 31, 2022, we entered into an amendment of our main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on these facilities will increase by 1.0% and the Company will pay an amendment fee of 1.0% or less, contingent on the timing of refinancing the revolving credit facilities. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

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

Cash Flows

	Years ended December 31,
	2021	2020	Change

Net cash (used in) provided by operating activities	$(12,663)	$12,310	$(24,973)
Net cash used in investing activities	(2,375)	(2,893)	518
Net cash provided by financing activities	6,182	6,483	(301)
Effect of foreign exchange rate changes on cash	(2,111)	540	(2,651)
Less: Deconsolidated cash	—	9	(9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,967)	$16,431	$(27,398)

Operating Activities

The decrease in cash from operations during 2021 was primarily due to the increase in our outstanding accounts receivable balances related to increases in revenue during the year partially offset by increases in accounts payable due to the timing of vendor payments.

Cash held in restricted accounts is primarily collateral for the issuance of performance and advance payment bonds, letters of credit and escrow and was $8,625 and $7,184 at December 31, 2021 and 2020, respectively. The increase is primarily due to a large cash receipt at the end of the current year that was partially payable to our partners on a large project.

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

Investing Activities

During 2021 and 2020, cash was used in investing activities primarily for the purchase of fixed assets. In 2020, cash was also used to purchase an engineering license in New York.

Financing Activities

Net cash provided by financing activities during 2021 were from net borrowings on revolving debt of $7,300 and $700 in principal payments for finance leases, which was insignificant in 2020, partially offset by $1,200 in repayments of term loans. Net cash provided by financing activities during 2020 was from net borrowings on revolving debt of $5,800 and $1,300 of term loans.

Effect of exchange rate changes on cash

For the twelve months ended December 31, 2021, the effects of exchange rate changes on cash was primarily driven by the weakening of the Libyan Dinar (70.9%) and Euro (7.0%) against the U.S. Dollar.

For the twelve months ended December 31, 2020, the effects of exchange rate changes on cash was primarily driven by the strengthening of the Euro by 8.9% against the U.S. Dollar.

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

Off-Balance Sheet Arrangements

The following table provides information with respect to off-balance sheet arrangements with domestic and foreign banks for the issuance of performance bonds, advance payment guarantees and other letters of credit that are scheduled to expire in 2022 and beyond. The total amount of these arrangements in the following table includes amounts issued in various foreign currencies and are based on the foreign currency exchange rates as of December 31, 2021, where applicable.

	Total (1)	2022	2023-2024	2025-2026	2027 and later
Performance bonds (2)(4)	$47,415	$31,826	$10,883	$4,706	$—
Advance payment guarantee (2)	12,231	8,321	1,370	2,540	—
Bid or tender bonds (3)(4)	1,882	1,815	67	—	—
Other (4)	2,565	2,565	—	—	—
	$64,093	$44,527	$12,320	$7,246	$—

(1)At December 31, 2021, the Company had provided cash collateral amounting to $8,625 for certain of these items. That collateral is reflected in restricted cash on the Company's consolidated balance sheets. See Note 14 - Commitments and Contingencies to our consolidated financial statements for further information regarding these arrangements.
(2)Represents guarantee of service performance bonds and advance payments through domestic and international banks required under certain client contracts.
(3)Represents tender and bid bonds issued through international banks as part of the bidding process for new work to assure our client that we will enter into the service contract.
(4)Includes off-balance sheet arrangements with open-ended expiration dates or are subject to automatic renewals.

Contractual Obligations

The following table reflects contractual debt obligations under our notes payable and credit facilities, fees paid on our off-balance sheet arrangements and minimum cash rental payments due for our operating and finance lease obligations over the next five years and thereafter as of December 31, 2021:

	Total	2022	2023-2024	2025-2026	2027 and thereafter
Principal and repayment of notes payable and credit facilities (1)(5)	$55,143	$25,841	$29,022	$262	$18
Interest expense on notes payable and credit facilities (2) (5)	4,149	3,026	1,031	92	—
Fees paid on off-balance sheet arrangements (3) (5)	1,558	780	569	209	—
Operating lease obligations (4) (5)	27,696	6,065	10,041	7,044	4,546
Finance lease obligations (4) (5)	853	263	491	99	—
	$89,399	$35,975	$41,154	$7,706	$4,564

(1)    Reduced by the amortization of deferred financing costs related to our term loan debt.
(2)Estimated using the weighted average effective interest rates as of December 31, 2021 on our notes payable and credit facilities. Includes the amortization of deferred financing costs related to our term loan and revolving credit facilities.
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
(5)Amounts presented are partially payable in various foreign currencies and are based on the foreign currency rates at December 31, 2021.

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

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Hill International, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hill International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2022 expressed an adverse opinion.

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

Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The principal considerations for our determination that the development and updating of estimates-at-completion in recognizing revenue is a critical audit matter are management judgments involved in the initial creation and subsequent updates to the Company’s estimates-at-completion and related profit recognized, which required subjective management and auditor judgment in the development and execution of such estimates. Inputs and assumptions requiring management judgment included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations.

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

•To assess the Company’s ability to develop reliable estimates, we performed the following:

•We evaluated gross margin fluctuations on a contract-by-contract basis to corroborate cumulative catch-up adjustments.

•We performed a look-back analysis on a contract-by-contract basis comparing actual costs incurred during the year to prior year estimated costs.

We have served as the Company’s auditor since 2019.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
Hill International, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hill International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management Oversight - During the period, there was lack of management oversight resulting in ineffective operation of various controls, including consistent operation of certain controls for a sufficient period of time. More specifically, the ineffective operation of controls during the periods related to:

•Journal Entries – Manual journal entries were not consistently reviewed and approved

•Account Reconciliations – Certain account reconciliations were not reviewed and approved in a timely manner

•Revenue Recognition – Controls over the review and approval of contract checklists were not operating effectively

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 31, 2022 which expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2022

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$21,821	$34,229
Cash - restricted	5,562	3,752
Accounts receivable, net	119,516	98,186
Accounts receivable - affiliates, net	21,741	23,285
Current portion of retainage receivable	9,743	11,775
Prepaid expenses and other current assets	9,937	9,378
Income taxes receivable	2,163	2,298
Total current assets	190,483	182,903
Property and equipment, net	8,895	9,443
Cash - restricted, net of current portion	3,063	3,432
Operating lease right-of-use assets	18,347	13,116
Financing lease right-of-use assets	801	288
Retainage receivable	7,491	6,044
Acquired intangibles, net	3,002	2,253
Goodwill	44,127	46,397
Investments	2,038	2,805
Deferred income tax assets	2,165	3,698
Other assets	2,645	1,620
Total assets	$283,057	$271,999
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$25,841	$987
Accounts payable and accrued expenses	63,856	62,401
Income taxes payable	2,610	2,219
Current portion of deferred revenue	4,088	3,305
Current portion of operating lease liabilities	4,777	4,797
Current portion of financing lease liabilities	246	70
Other current liabilities	6,006	5,796
Total current liabilities	107,424	79,575
Notes payable and long-term debt, net of current maturities	29,302	48,294
Retainage payable	279	600
Deferred income tax liabilities	959	1,210
Deferred revenue	9,541	7,488
Non-current operating lease liabilities	18,565	13,184
Non-current financing lease liabilities	573	186
Other liabilities	13,175	12,174
Total liabilities	179,818	162,711
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,291 and 62,920 shares issued at December 31, 2021 and 2020, respectively	6	6
Additional paid-in capital	217,471	215,010
Accumulated deficit	(83,813)	(79,542)
Accumulated other comprehensive (loss) income	(1,813)	1,318
Treasury stock of 6,807 at December 31, 2021 and 2020	(29,056)	(29,056)
Hill International, Inc. share of equity	102,795	107,736
Noncontrolling interests	444	1,552
Total equity	103,239	109,288
Total liabilities and stockholders’ equity	$283,057	$271,999
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Consulting fee revenue	$305,093	$296,615
Reimbursable expenses	72,345	71,909
Total revenue	377,438	368,524
Direct expenses	253,760	249,173
Gross profit	123,678	119,351
Selling, general and administrative expenses	113,590	109,215
Foreign currency exchange loss	3,127	2,923
Plus: Share of profit of equity method affiliates	2,299	3,286
Operating profit	9,260	10,499
Less: Interest and related financing fees, net	5,427	5,224
Less: Other loss	86	5,711
Income (loss) before income taxes	3,747	(436)
Income tax expense	7,689	7,134
Net loss	(3,942)	(7,570)
Less: net income - noncontrolling interests	329	612
Net loss attributable to Hill International, Inc.	$(4,271)	$(8,182)

Basic loss per common share - Hill International, Inc.	$(0.07)	$(0.14)
Basic weighted average common shares outstanding	57,149	56,603

Diluted loss per common share - Hill International, Inc.	$(0.07)	$(0.14)
Diluted weighted average common shares outstanding	57,149	56,603

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(3,942)	$(7,570)
Foreign currency translation adjustments, net of tax	(3,374)	5,204
Actuarial losses from end of service benefit plan, net of tax	(1,194)	—
Comprehensive loss	(8,510)	(2,366)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,108)	681
Comprehensive loss attributable to Hill International, Inc.	$(7,402)	$(3,047)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2021 and 2020
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount
Balance - December 31, 2019	62,708	$6	$212,759	$(71,360)	$(3,817)	6,546	$(28,231)	$109,357	$871	$110,228
Net (loss) earnings	—	—	—	(8,182)	—	—	—	(8,182)	612	(7,570)
Other comprehensive earnings	—	—	—	—	5,135	—	—	5,135	69	5,204
Shares issued to Board of Directors	277	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,006	—	—	—	—	2,006	—	2,006
Shares issued under employee stock purchase plan	196	—	245	—	—	—	—	245	—	245
Transfer of shares pledged as collateral (1)	(261)	—	—	—	—	261	(825)	(825)	—	(825)
Balance - December 31, 2020	62,920	6	215,010	(79,542)	1,318	6,807	(29,056)	107,736	1,552	109,288
Net (loss) earnings	—	—	—	(4,271)	—	—	—	(4,271)	329	(3,942)
Other comprehensive loss	—	—	—	—	(3,131)	—	—	(3,131)	(1,437)	(4,568)
Shares issued to Board of Directors	273	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	2,270	—	—	—	—	2,270	—	2,270
Shares issued under employee stock purchase plan	98	—	191	—	—	—	—	191	—	191
Balance - December 31, 2021	63,291	$6	$217,471	$(83,813)	$(1,813)	6,807	$(29,056)	$102,795	$444	$103,239

(1) See Note 12 - Stockholders' Equity for more detail.

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,942)	$(7,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,441	4,038
Recovery of bad debts	(4,196)	(1,940)
Amortization of deferred loan fees	743	699
Deferred tax expense	1,275	782
Share-based compensation	2,270	2,006
Lease right-of use assets	3,913	4,135
Loss on liquidation of subsidiary	—	5,501
Foreign currency remeasurement losses	2,817	2,923
Changes in operating assets and liabilities:
Accounts receivable	(21,634)	13,463
Accounts receivable - affiliates	1,544	(4,509)
Prepaid expenses and other current assets	(18)	1,149
Income taxes receivable	77	(419)
Retainage receivable	452	(337)
Other assets	(1,345)	(4,693)
Accounts payable and accrued expenses	(1,441)	(245)
Deferred payroll tax payments	(1,542)	3,623
Income taxes payable	415	(952)
Deferred revenue	3,429	(3,102)
Operating lease liabilities	(3,558)	(4,587)
Finance lease liabilities	(13)	(3)
Other current liabilities	(507)	1,168
Retainage payable	(320)	(952)
Other liabilities	6,477	2,132
Net cash (used in) provided by operating activities	(12,663)	12,310
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,697)	(1,843)
Acquisition of Grandfathered Engineering Corporation license	—	(1,050)
Purchase of NEYO Group	(678)	—
Net cash used in investing activities	(2,375)	(2,893)
Cash flows from financing activities:
Principal payments on finance leases	(153)	(32)
Payments on term loans	(1,149)	(893)
Proceeds from term loan borrowings	—	1,310
Proceeds from revolving loans	44,257	53,630
Repayment of revolving loans	(36,966)	(47,777)
Proceeds from stock issued under employee stock purchase plan	193	245
Net cash provided by financing activities	6,182	6,483
Effect of foreign exchange rate changes on cash	(2,111)	540
Less: Deconsolidated cash	—	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,967)	16,431
Cash, cash equivalents and restricted cash — beginning of year	41,413	24,982
Cash, cash equivalents and restricted cash — end of year	$30,446	$41,413

	Years Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:
Interest and related financing fees paid	$4,685	$4,670
Income taxes paid	4,393	3,748
Transfer of proceeds from shares pledged as collateral to treasury stock	—	825
Cash paid for amounts included in the measurement of lease liabilities	6,813	8,448
Right-of-use assets obtained in exchange for operating lease liabilities	9,765	1,293
Right-of-use assets obtained in exchange for financing lease liabilities	714	288
Cancellation of PIDC-Local Development Corporation forgivable loan	—	345

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — The Company

Hill International, Inc. (including, as required by its context, its subsidiaries, “Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management and other consulting services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector. The Company had approximately 3,000 professionals in approximately 100 offices worldwide as of December 31, 2021.

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

Note 2 - Liquidity

The Company's principal sources of liquidity consisted of cash and cash equivalents of $21,821 and $34,229 at December 31, 2021 and 2020, respectively; available borrowing capacity of $2,643 and $7,495 under the Company's domestic revolving credit facility with Société Générale at December 31, 2021 and 2020, respectively; available borrowing capacity under the Company's international revolving credit facility with Société Générale of $520 and $1,085 at December 31, 2021 and 2020, respectively; and available borrowing capacity under other foreign credit agreements of $5,980 and $3,131 at December 31, 2021 and 2020, respectively. Additional information regarding the Company's credit facilities is set forth in Note 10 - Notes Payable and Long-Term Debt.

At December 31, 2021, the Company had $19,400 of borrowings and $6,457 of outstanding letters of credit under the Hill International, Inc. - Société Générale Domestic Revolving Credit Facility and $5,802 of borrowings and $478 of outstanding letters of credit under the Hill International N.V. - Société Générale International Revolving Credit Facility. These facilities were originally set to mature on May 4, 2022. On March 31, 2022, the Company entered into an amendment of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on these facilities will increase by 1.0% and the Company will pay an amendment fee of 1.0% or less, contingent on the timing of refinancing the revolving credit facilities. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

The Company believes that it has adequate liquidity and business plans to continue to operate the business for the next 12 months from March 31, 2022, the date of this filing.

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

Reclassification

Cash payments for the interest and principal portion of finance lease liabilities that were previously included within lease liabilities on the Company's Consolidated Statements of Cash Flows during the twelve months ended December 31, 2020 are now presented separately from operating lease liabilities. Cash payments for the interest portion of finance leases of $3 is included within net cash from operating activities on a separate line, however, the principal portion of finance lease liabilities of $32 is included within net cash provided by financing activities. These changes result in an increase to net cash from operating activities, with the offsetting decrease to net cash from financing activities.

An amount related to the Company's End of Service Benefit plan ("EOSB") liability, net of the current portion, was previously included within accounts payable and accrued expenses on the Company's Consolidated Balance Sheets at December 31, 2020 and is now included in other liabilities in order to conform to current year presentation. This change had no impact to the Company's total liabilities.

Other (Loss) Income, net

During the twelve months ended December 31, 2021, Other (loss) income, net was comprised of interest cost from the Company's EOSB.

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

Non-financial assets and liabilities, such as goodwill and long-lived assets that are initially recorded at fair value, will be assessed for impairment, if deemed necessary. Additional information related to the Company's impairment assessment of these assets are included in paragraphs (k) Long-Lived Assets and (l) Goodwill below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	2021	2020
Cash and cash equivalents	$21,821	$34,229
Cash - restricted	5,562	3,752
Cash - restricted, net of current portion	3,063	3,432
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$30,446	$41,413

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

No single client contributed 10% or more to revenue for the years ended December 31, 2021 and 2020.

The following table presents the number of clients comprised of 10% or more of the Company's billed accounts receivable:

	December 31,
	2021	2020
Number of 10% clients (1)	1	1
Percentage of billed accounts receivable	14%	16%
(1) Related to a client in Libya whose accounts receivable balance was fully reserved for in the allowance for doubtful accounts at December 31, 2021 and 2020.

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

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flow discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No such impairment losses were recorded during the years ended December 31, 2021 and 2020.

There were no acquired intangible assets during the year ended December 31, 2021. Acquired intangible assets included the purchase of an engineering license during the year ended December 31, 2020. The transaction was recorded as an asset acquisition, with an indefinite useful life.

Intangible assets with an indefinite useful life are assessed for impairment at least annually, or more frequently if triggering events indicate that a possible impairment may exist. An impairment assessment can be performed utilizing either a qualitative or quantitative analysis. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test by assessing qualitative factors to determine whether there is a likelihood of more than 50% that an asset is impaired. The quantitative impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds the fair value, the Company will recognize an impairment loss equal to this difference. No such impairment loss was recorded during the years ended December 31, 2021 and 2020.

(l)                                    Goodwill

Goodwill represents the excess of the consideration paid over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value may be below its carrying amount. The Company tests goodwill annually for impairment during the third quarter. To determine the fair value of our reporting unit, the Company used the discounted cash flow, the public company and the quoted price methods, weighting the results of each method.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. The Company’s changes in estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment. During the three months ended March 31, 2020 the Company determined that the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred. The Company bypassed the qualitative assessment and proceeded directly to performing the quantitative goodwill impairment test. The quantitative goodwill impairment test concluded that the fair value of the Company (reporting unit) exceeded its carrying amount at that time, and therefore, goodwill was not considered impaired. The Company also performed its annual impairment test effective July 1, 2021. Based on the valuation as of July 1, 2021, the fair value of the Company exceeded its carrying value. The Company determined that no impairment existed at December 31, 2021 and December 31, 2020. In the future, the Company will continue to perform the annual test during its fiscal third quarter unless events or circumstances indicate an impairment may have occurred before that time.

(m)                              Investments

The Company will, in the ordinary course of business, form joint ventures for specific projects. These joint ventures ("JVs") have historically required limited or no investment and essentially serve as pass-through entities for the Company's normal business operations in certain cases where the Company partners with another company, unaffiliated with Hill, to provide professional services to clients. These JVs generally have no employees and no operations, other than a professional services contract with a single client, in which the contract is fulfilled through vendor contracts between the Company and its JV partners. These JVs do not contain unusual risk, fees or margins, compared to the Company's other existing projects. Any distributions in excess of the Company’s billings are accounted for as income when received and are accounted for under the equity method of accounting.

In addition, the Company may make other investments accounted for at-cost.

The Company’s total investments at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
RAMPED Metro JV (1)(3)	779	1,493
Concessia, Cartera y Gestion de Infrastructuras S.A. (2)	1,110	1,193
Other (3)	149	119
	$2,038	$2,805
(1)The Company has a 45.0% interest in this JV, which was formed for construction management of the Riyadh Metro system in Saudi Arabia.
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

The accounting for leases with estimated lease terms of less than one year or arrangements where the Company subleases real estate to a third party has not changed from the previous codification. For leases with estimated lease terms of less than one year, the lease expense is recognized on a straight-line basis over the lease term and any differences between the rent paid under the terms of the lease and the straight-line rent expense is recorded as a deferred rent liability. At December 31, 2021 and 2020, deferred rent was $18 and $2, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheets.

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

See Note - 11 Share-Based Compensation for more detail.

(t)                                   Advertising Costs

Advertising costs are expensed as incurred and are reflected in selling, general and administrative expenses ("SG&A") in the Company's consolidated statements of operations. These costs incurred were $410 and $253 for the years ended December 31, 2021 and 2020, respectively.

(u)                                    Earnings (loss) per Share ("EPS")

Basic income (loss) per common share has been computed using the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per common share includes the incremental shares issuable upon the assumed exercise of stock options using the treasury stock method and any other unvested share-based compensation awards, if dilutive.

Stock options, deferred stock and restricted stock units totaling 2,402 and 2,300 shares of the Company’s common stock were not included in the calculation of diluted common shares outstanding for the years ended December 31, 2021 and 2020, respectively, because they were anti-dilutive.

The following table provides a reconciliation to net income (loss) used in the numerator for net (loss) income per common share attributable to Hill:

	Years Ended December 31,
	2021	2020
Net loss	$(3,942)	$(7,570)
Less: net income - noncontrolling interests	329	612
Net loss attributable to Hill International, Inc.	$(4,271)	$(8,182)

Basic weighted average common shares outstanding	57,149	56,603
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	—	—
Diluted weighted average shares common outstanding	57,149	56,603

Basic and diluted net income (loss) per common share - Hill International, Inc.	$(0.07)	$(0.14)

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

Below is a description of the basic types of contracts from which the Company may earn revenue:

Time and Materials Contracts

Under the time and materials (“T&M”) arrangements, contract fees are based upon time and materials incurred. The contracts may be structured as basic time and materials, cost plus a margin or time and materials subject to a maximum contract value (the "cap value"). Due to the potential limitation of the cap value, the economic factors of the contracts subject to a cap value differ from the economic factors of basic T&M and cost plus contracts. The majority of the Company’s contracts are for consulting projects where it bills the client monthly at hourly billing rates. The hourly billing rates are determined by contract terms. Under cost plus a margin contracts, the Company charges its clients for its costs, plus a fixed fee or rate. Under time and materials contracts with a cap value, the Company charges the clients for time and materials based upon the work performed, however there is a cap or a not to exceed value. There are often instances that a contract is modified to extend the contract value past the cap. As the consideration is variable depending on the outcome of the contract renegotiation, the Company will estimate the total contract price in accordance with the variable consideration guidelines and will only include consideration that it expects to receive from the client. When the Company is reaching the cap value, the contract will be renegotiated or Hill ceases work when the maximum contract value is reached. The Company will continue to work if it is probable that the contract will be extended. The Company will only include consideration for contract renegotiations to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. If the Company continues to work and is uncertain that a contract change order will be processed, the variable consideration will be constrained to the cap until it is probable that the contract will be renegotiated. The Company is only entitled to consideration for the work it has performed, and the cap value is not a guaranteed contract value.

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

The components of the Company’s revenue by contract type and geographic region for the twelve months ended December 31, 2021 and 2020:

	Twelve Months Ended December 31, 2021				Twelve Months Ended December 31, 2020
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$21,685	$175,248	$196,933	52.1%	$21,964	$170,813	$192,777	52.4%
Middle East/Asia/Pacific	10,013	75,528	85,541	22.7%	16,242	76,397	92,639	25.1%
Europe	33,665	21,840	55,505	14.7%	44,003	9,816	53,819	14.6%
Africa	6,273	33,186	39,459	10.5%	4,159	25,130	29,289	7.9%
Total	$71,636	$305,802	$377,438	100.0%	$86,368	$282,156	$368,524	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the twelve months ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of the period was $5,446 and $9,955, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed as of the end of the reporting period. The Company’s remaining performance obligations include fixed fee projects that have an executed contract, a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact the value or expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope, foreign currency exchange fluctuations and project deferrals, as appropriate. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the invoice practical expedient. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $114,165 and $101,800, respectively. During the following 12 months, approximately 58% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 5 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets, are as follows:

	December 31,
Accounts Receivable	2021	2020
Billed (1)	$112,441	$113,021
Unbilled (2)	46,014	37,960
	$158,455	$150,981
Allowance for doubtful accounts (1)(3)	(38,939)	(52,795)
Accounts Receivable, net	$119,516	$98,186

Accounts Receivable - Affiliates
Billed (4)	$10,229	$15,560
Unbilled (2)	12,243	8,380
	$22,472	$23,940
Allowance for doubtful accounts (3)	(731)	(655)
Accounts Receivable - Affiliates, net	$21,741	$23,285
(1) Includes $24,031 and $33,242 related to amounts due from a client in Libya as of December 31, 2021 and 2020, respectively, which were both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at December 31, 2021 from 2020 is due to the devaluation of the Libyan Dinar, in addition to the accounts receivable collection detailed below.
(2) Amount is net of unbilled reserves.
(3) See Schedule II-Valuation and Qualifying Accounts for breakdown of allowance for doubtful accounts for amounts added/(recovered), net of charge-offs for amounts determined to be uncollectible, for the years ended December 31, 2021 and 2020.
(4) Includes $2,179 and $1,303 of retainage receivables due from affiliates as of December 31, 2021 and 2020, respectively.

Unbilled receivables primarily represent revenue earned on contracts that the Company has not yet billed for.

The Company determines its allowance for doubtful accounts based on the aging of amounts that have been billed to-date, the client's history, credit, concentration and current economic changes. The allowance for doubtful accounts is reviewed, at a minimum, on a quarterly basis and adjustments are recorded as deemed necessary.

During the year ended December 31, 2021, the Company received amounts due from a client in Libya of $2,511, which the Company recorded as a recovery of bad debt expense, since the amount had been fully reserved for in the Company's allowance for doubtful accounts in previous years. No additional amounts were recovered from the Libyan client during the year ended December 31, 2020.

Net bad debt recoveries of $4,196 and $1,936 are included in SG&A expenses in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively.

Note 6 — Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets based on the type of property and equipment. Upon retirement or other disposition of these assets, the cost and related depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in direct expense and SG&A on the Company's consolidated statements of operations. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred. Major renewals and improvements are capitalized.

The components of property and equipment are as follows:

	December 31,
	2021	2020
Furniture and equipment	$8,071	$8,416
Leasehold improvements	9,652	10,197
Automobiles	1,294	1,309
Computer equipment and software	28,526	28,069
Other	86	—
	47,629	47,991
Less accumulated depreciation and amortization	(38,734)	(38,548)
Property and equipment, net	$8,895	$9,443

The Company's depreciation expense for the related balances were recorded as follows to the Company's consolidated statements of operations:

	Years Ended December 31,
	2021	2020

Total depreciation expense	$2,390	$3,959

Portion charged to direct expenses	$408	$397

Portion charged to SG&A	$1,982	$3,562

Note 7 — Intangible Assets

The following table represents acquired intangible assets as a result of the Company's acquisition history and the client contracts that were attained at the time of the acquisition:

	December 31,
	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,900	$—	$2,100	$—

Client relationships	509	407	509	356

Total	$3,409	$407	$2,609	$356

Intangible assets, net	$3,002		$2,253

During the year ended December 31, 2021, the Company acquired a Grandfathered Engineering Corporation license ("engineering license"), which was determined to have an indefinite useful life. As such, no amortization expense was recorded during the years ended December 31, 2021 and 2020.

The Company's client relationships intangible assets are amortized over the estimated life of ten years.

Amortization expense related to these intangible assets of $51 and $79 for years ended December 31, 2021 and 2020, respectively, and is reflected in SG&A in the Company's consolidated statements of operations.

The following table presents the estimated amortization expense based on our remaining intangible assets for the next five years:

Estimated
Amortization
Years Ending December 31,	Expense
2022	$51
2023	51
2024	—
2025	—
2026	—

Note 8 — Goodwill

The following table summarizes the changes in the carrying value of goodwill:

Balance, December 31, 2019	$48,024
Translation adjustments (2)	(1,627)
Balance, December 31, 2020	46,397
Additions (1)	162
Translation adjustments (2)	(2,432)
Balance, December 31, 2021	$44,127
(1) See NEYO Group Acquisition paragraph in Note 3- Summary of Significant Accounting Policies.
(2) The translation adjustments are calculated based on the foreign currency exchange rates as of December 31, 2021 and 2020.

The Company performed its annual impairment test effective July 1, 2021 and noted no impairment. Based on the valuation as of July 1, 2021, the fair value of the Company exceeded its carrying value. The Company also determined that no impairment existed at December 31, 2021 and December 31, 2020. In the future, the Company will continue to perform the annual test during its third quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

Note 9 — Accounts Payable and Accrued Expenses

The table below reflects the Company's breakdown of the amounts in accounts payable and other accrued expenses by cost category as of the periods presented below:

	December 31,
	2021	2020
Accounts payable	$23,573	$20,953
Accrued payroll and related expenses (1)(2)	19,699	23,112
Accrued subcontractor fees	12,203	8,711
Accrued agency fees	5,048	4,239
Accrued legal and professional fees	1,833	2,894
Other accrued expenses (1)	1,500	2,492
	$63,856	$62,401
(1) Includes $1,818 in costs related to the Company's end of service benefit plan at December 31, 2020 that were previously included in other accrued expenses and are now reflected in accrued payroll and related expenses.
(2) Includes $5,397 that was reclassified out of accounts payable and accrued expenses to other liabilities related to the EOSB liability, net of the current portion.

Note 10 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	06/20/2023	Variable	7.51%	7.67%	$28,650	$28,950
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/04/2022	Variable	5.06%	5.50%	19,400	14,400
Hill International N.V. - Société Générale International Revolving Credit Facility (3)(6)	05/04/2022	Variable	4.06%	4.11%	5,802	4,035
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank PJSC Overdraft Credit Facility (4)	04/18/2022	Variable	5.71%	5.65%	151	—
Hill International (North Africa) Ltd - Arab Bank PLC ("Arab Bank") Payroll Overdraft Facility (5)	07/16/2022	Variable	N/A	N/A	—	—
Hill International (North Africa) Ltd - Arab Bank PLC ("Arab Bank") Payroll Overdraft Facility (5)	07/16/2022	Variable	N/A	N/A	—	—
Unsecured Notes Payable and Long-Term Debt
Hill International Spain SA-Bankia S.A. & Bankinter S.A. (6)	12/31/2021	Fixed	2.21%	2.21%	—	581
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	358	421
Hill International Spain S.A.-Bankinter S.A.2020 Term Loan (6)(7)	05/04/2024	Variable	2.23%	2.23%	239	357
Hill International Spain S.A.-Banco Santander, S.A. Term Loan (6)(7)	05/30/2025	Fixed	3.91%	3.91%	295	367
Hill International Spain S.A.-BBVA, S.A. P.P. Term Loan (6)(7)	06/19/2025	Variable	2.28%	2.28%	300	367
Hill International Spain S.A.-Bankia, S.A. 2020 Term Loan (6)(7)	06/05/2025	Variable	2.54%	2.54%	248	303
Total notes payable and long-term debt, gross					55,443	49,781
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(300)	(500)
Notes payable and long-term debt					$55,143	$49,281
Current portion of notes payable					26,043	1,171
Current portion of unamortized debt discount and deferred financing costs					(202)	(184)
Current maturities of notes payable and long-term debt					$25,841	$987
Notes payable and long-term debt, net of current maturities					29,302	48,294
Footnotes to the Notes Payable and Long-Term Debt Table Above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through December 31, 2021 and 2020 since the loan origination or modification date.

(2) At December 31, 2021 and 2020, the Company had $6,457 and $6,605 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $2,643 and $7,495 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 as of December 31, 2021 and 2020. See 'Secured Credit Facilities' section below for further information.

(3) As of December 31, 2021 and 2020, the Company had $478 and $2,189 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $520 and $1,085 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $6,800 and $7,309 as of December 31, 2021 and 2020, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB overdraft credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date, however, the loan is subject to annual review in April of each year, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of December 31, 2021 and 2020. The Company had $2,980 and $3,131 of availability under the credit facility as of December 31, 2021 and 2020, respectively.

(5) In July 2021, the Company, through one of its subsidiaries, entered into two overdraft facilities with Arab Bank. There is no stated maturity date however, the facilities are subject to be reviewed annually in July by Arab Bank. Amounts may be drawn in either Egyptian Pounds or in the U.S. Dollar. Interest rates are equal to 1.0%, plus the Central Bank of Egypt ("CBE") corridor rate. No amounts have been drawn on as of December 31, 2021. The Company had 3,000 of availability under the credit facilities as of December 31, 2021.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of December 31, 2021 and 2020, accordingly.

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

The Secured Credit Facilities contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2%. The Company was in compliance with this financial covenant calculation as of December 31, 2021.

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

The unamortized debt issuance costs of $314 and $755 are included in prepaid expenses and other current assets and other assets in the Company's consolidated balance sheets at December 31, 2021 and December 31, 2020, respectively.

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

The amounts available under the Domestic Revolving Credit Facility is subject to a borrowing base that is equal to 85.0% of the difference between (x) the aggregate amount of Eligible Domestic Receivables as of the immediately preceding calendar month and (y) the Dilution Reserve (the "Reserve"), which is equal to 1.0% of (x), not to exceed the $28,500 maximum capacity. The Reserve may be adjusted from time to time based on the most recently delivered collateral audit performed by the Agent and such percentage shall be in effect for the next succeeding twelve months and thereafter under the percentage is reset, however, the Reserve may not be reset more frequently than once a year. The amounts under the International Revolving Credit Facility is also subject to a borrowing base equal to (i) 85.0% of the aggregate amount of the Eligible International Receivables as of the last day of the fiscal quarter, plus 10.0% of the aggregate amount of the Eligible International Receivables as of the last day of the fiscal quarter.

At December 31, 2021, contractually scheduled maturities of current and long-term debt, net of the amortization of the deferred financing costs related to the 2017 Term Loan Facility, were as follows:

Years Ending December 31,	Total Scheduled Maturities (1)
2022	$25,841
2023	28,663
2024	359
2025	190
2026	72
Thereafter	18
Total	$55,143
(1) Amounts are estimated based on the foreign currency exchange rates as of December 31, 2021, where applicable.

Other Financing Arrangements

On May 1, 2021, subsequent to the maturity of the Company's previous commercial premium financing arrangement in April 30, 2021 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,350. The terms of the arrangement include a $503 down payment, followed by monthly payments to be made over a ten month period at a 2.88% interest rate through March 31, 2022.

As of December 31, 2021 and 2020, the balances payable to AFCO for these arrangements were $862 and $872 and is reflected in other current liabilities on the Company's consolidated balance sheets.

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

A portion of the stock options or other equity units outstanding during the year ended December 31, 2021 may include those issued under the Company's previous equity compensation plans (the 2006 Employee Stock Purchase Plan and 2009 Non-Employee Director Stock Grant Plan). Future grants are no longer available under these plans.

The Company records share-based compensation expense based on the fair value of the equity award grants, as described further below. Share-based compensation expense is included in selling, general and administrative expenses in the Company's consolidated statements of operation.

The following table summarizes the total share-based compensation expense as follows:

	Years Ended December 31,
	2021	2020
Restricted stock units	$1,142	$975
Deferred stock units	784	622
Stock options	311	366
Common stock issued under the 2008 Employee Stock Purchase Plan	33	43
Total	$2,270	$2,006

The unrecognized costs related to these equity units, excluding employee stock options (summarized separately below) was $2,496 and $2,498, which are expected to be recognized over a weighted-average period of 1.5 and 1.6 years at December 31, 2021 and 2020, respectively.

The following table summarizes the activity related to the equity units, excluding employee stock options (summarized separately below), issued by the Company for the years ended December 31, 2021 and 2020:

	Number of RSU's	RSU Weighted Average Issue Price	Number of DSU's	DSU Weighted Average Issue Price
Unvested, December 31, 2019	464	$3.22	34	$3.11
Outstanding, Granted	444	3.28	343	1.69
Forfeited	(51)	3.26	—	—
Vested	(167)	3.23	(356)	1.74
Unvested, December 31, 2020	690	3.26	21	3.10
Granted	330	2.35	498	2.45
Forfeited	—	—	—	—
Vested	(276)	3.25	(214)	2.62
Unvested, December 31, 2021	744	$2.86	305	$2.38

RSU's

RSU's issued entitle each Participant to receive one unit of common stock upon vesting. RSU's awarded by the Company may be subject to vesting conditions that are contingent upon time and performance, depending on the terms of the RSU award.

Time-Vested RSU's

During the twelve months ended December 31, 2021 and 2020, the Company granted certain key employees and executive officers RSU's under the 2017 Plans that will vest and convert to common stock annually over a three-year period on the anniversary date of the grant date, contingent upon their employment with the Company at each vesting date. Any unvested time-based RSU's will be forfeited if the Participant is no longer employed by the Company at any vesting date over the three-year term and the related expense will be adjusted for amounts related to the unvested RSU's. The value of these RSU awards was determined based on the Company's closing stock price at the grant date and is being recorded on a straight-line basis over the three-year term.

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

During the twelve months ended December 31, 2021 and 2020, the Company granted certain key employees and executive officers performance-based RSU's, where vesting is contingent upon the Company's achievement of an earnings-based performance target for at least one of the years included during the three-year term. The number of RSU's that could vest range from 50.0% to 200.0% of the number RSU's included in the grant. Common stock will be issued for each vested RSU on the third anniversary of the grant date. Any unvested RSU's are subject to forfeiture if the Participant is no longer employed by the Company prior to the vesting date in which the performance target is met. The Participant is still entitled to the vested RSU's if they separate from the Company before the three-year anniversary grant date. The fair value of the grants is based on the closing price of the Company's stock at the grant date. As of December 31, 2021, the target for the initial year during the three-year term had not been met and, accordingly, the Company did not record any share-based compensation expense for these RSU's.

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

Employee Stock Option

A summary of the Company’s stock option activity and related information for the years ended December 31, 2021 and 2020 is as follows (in thousands, except exercise price and remaining life data):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	1,879	$3.98
Granted	—	—
Exercised	—	—
Expired	(306)	3.79
Forfeited	(10)	4.46
Outstanding, December 31, 2020	1,563	4.01
Granted	—	—
Exercised	—	—
Expired	(211)	4.95
Forfeited	—	—
Outstanding, December 31, 2021	1,352	$3.87	1.74	$2,593
Exercisable, December 31, 2021	1,116	$3.93	1.61	$2,209

The aggregate intrinsic value represents the difference between the exercise prices and the closing stock price on December 31, 2021.  At December 31, 2021, the weighted average exercise price of the outstanding options was $3.87 and the closing stock price was $1.95.

The weighted average characteristics of outstanding stock options by exercise price at December 31, 2021 are as follows:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2021	Weighted Average Remaining Contractual Life (in years)	Number Exercisable at December 31, 2021	Weighted Average Remaining Contractual Life (in years)
$3.13	500	2.45	333	2.45
4.00	250	1.25	250	1.25
4.03	225	0.08	225	0.08
4.31	13	1.45	13	1.45
4.65	347	2.19	278	2.19
4.90	5	0.59	5	0.59
5.17	12	1.45	12	1.45
	1,352	1.74	1,116	1.61

At December 31, 2021, total unrecognized compensation cost related to non-vested options was $91 which will be recognized over the remaining weighted-average service period of 0.37 years.

2008 Employee Stock Purchase Plan

The Employee Stock Purchase Plan ("ESPP") covers 2,000 shares of the Company’s common stock. Eligible employees may purchase shares at 85% of the fair market value on the date of purchase. During the years ended December 31, 2021 and 2020, the Company received aggregate ESPP proceeds of $191 for 98 of the Company's shares and $245 for 196 of the Company's shares, respectively.

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

Note 13 - Income Taxes

The effective tax rates for the years ended December 31, 2021 and 2020 were 205.2% and (1,636.2)%, respectively. For the year ended December 31, 2021, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly the United States. For the year ended December 31, 2020, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to additional uncertain tax position accruals, as well as the inability to recognize any tax benefit for losses in certain jurisdictions, particularly Brazil.

The components of earnings (loss) before income taxes on the Company's consolidated statements of operations by the United States and foreign jurisdictions were as follows:

	Years Ended December 31,
	2021	2020
United States	$(5,768)	$(1,839)
Foreign jurisdictions	9,515	1,403
	$3,747	$(436)

Income tax expense, as reflected in the Company's consolidated statements of operations, consists of the following:

	Current	Deferred	Total
Year ended December 31, 2021:
U.S. federal	$—	$(506)	$(506)
State and local	39	(51)	(12)
Foreign jurisdictions	6,309	1,898	8,207
	$6,348	$1,341	$7,689

Year ended December 31, 2020:
U.S. federal	$—	$26	$26
State and local	217	(15)	202
Foreign jurisdictions	6,100	806	6,906
	$6,317	$817	$7,134
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

Income tax expense was $7,689 and $7,134 for the twelve months ended December 31, 2021 and 2020, respectively. The following table summarizes the difference between the income tax expense/(benefit) at the United States statutory rate of 21.0% for both years ended December 31, 2021 and 2020 and the income tax expense at effective worldwide tax rates for the respective periods:

	Years Ended December 31,
	2021	2020
Statutory federal income tax (benefit)	$787	$(92)
Foreign tax expense	1,552	4,415
Change in the valuation allowance	2,850	(766)
Net liability additions for uncertain tax positions	2,850	1,713
Excess compensation	8	129
State and local income taxes, net of federal income tax benefit	(67)	202
Stock options	123	122
Foreign intercompany loan adjustments	22	764
Prior period adjustments	(485)	499
Other	49	148
Total	$7,689	$7,134

The tax effect of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forward - U.S. operations	$11,104	$9,442
Net operating loss carry forward - foreign operations	5,776	6,673
Compensated absences	1,366	1,559
Foreign income taxes on currency translation	202	3,315
Share-based compensation	772	581
Allowance for doubtful accounts	2,359	2,840
Labor contingencies	39	6
Interest limitations	1,666	1,144
Foreign tax credit	—	115
Accrued expenses	1,930	1,369
Other	313	279
Total gross deferred tax assets	25,527	27,323
Valuation allowances	(20,433)	(20,103)
Net deferred tax assets	5,094	7,220

Deferred tax liabilities:
Intangible assets	(2,545)	(1,627)
Depreciation	(369)	(317)
Prepaid expenses	(384)	(465)
Change in tax method	(205)	(570)
Deferred income	(385)	(1,753)
Total gross deferred tax liabilities	(3,888)	(4,732)
Net deferred tax assets	$1,206	$2,488

The deferred taxes have been reflected in the Company's consolidated balance sheets based on tax jurisdiction as follows:

	December 31,
	2021	2020
Deferred tax asset	$2,165	$3,698
Deferred tax liability	(959)	(1,210)
Net deferred tax assets	$1,206	$2,488

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Management evaluates the need for valuation allowances on the deferred tax assets according to the provisions of ASC 740, Income Taxes. They consider both positive and negative evidence. In making this determination, management assesses all of the evidence available at the time including recent earnings, internally-prepared income projections, and historical financial performance. See Schedule II - Valuation and Qualifying Accounts for breakdown of valuation allowance for amounts added, net of deductions, for the years ended December 31, 2021 and 2020.

The Company has generated losses in the US since the year ended December 31, 2018. The Company recorded an additional valuation allowance to materially offset these losses, as the Company has determined that it is more likely than not that they will not be able to utilize a significant portion of its United States deferred tax assets. The gross cumulative federal net operating loss as of December 31, 2021 and 2020 was $16,886 and $9,351, respectively, with no expiration. The cumulative state net operating losses at December 31, 2021 and 2020 were $121,046 and $115,291, which will begin to expire in 2025.

At December 31, 2021 and 2020, there were approximately $32,193 and $32,014, respectively, of gross foreign net operating loss carry forwards. The majority of these net operating loss carry forwards have an unlimited carry forward period. It is anticipated that these losses will not be utilized due to continuing losses in these jurisdictions. Foreign valuation allowances of $7,335 and $8,541 were recorded at December 31, 2021 and 2020, respectively, primarily related to the foreign net operating loss carry forwards.

The Company continues to evaluate its worldwide cash needs, and as of December 31, 2021, the Company has a partial reinvestment assertion on certain of its unremitted foreign earnings. Generally, the foreign earnings previously subject to the Transition Tax in the U.S. can be distributed without additional U.S. federal tax, however, any such repatriation of previously unremitted foreign earnings could incur withholding and other foreign taxes, if applicable, as well as certain U.S. state taxes when remitted in any given year. At December 31, 2021, the Company has made no provision for federal, state, withholding or other foreign taxes related to these earnings as these taxes are either not applicable or not material. Additionally, the Company's Netherlands subsidiary has a partial reinvestment assertion regarding certain unremitted foreign earnings as well. The Company has made no provision for foreign taxes related to these earnings because the Netherlands entity continues to qualify for the participation exemption whereby certain foreign earnings can be repatriated without any additional tax at December 31, 2020.

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

The following table indicates the changes to the Company’s uncertain tax positions for the years ended December 31, 2021 and 2020, including interest and penalties:

	Years Ended December 31,
	2021	2020
Balance, beginning of year	$6,328	$4,615
Reductions based on tax positions related to prior years	(284)	(162)
Reduction due to settlements with taxing authorities	(318)	—
Additions based on tax positions related to prior years	3,129	1,875
Balance, end of year	$8,855	$6,328

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

The Company’s policy is to record estimated interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2021 and 2020, the Company’s consolidated balance sheet reflects cumulative provisions for interest and penalties of $1,504 and $757, respectively, related to potential interest and penalties. These interest and penalty amounts are included in the table above.

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

Loss on Performance Bond

On February 8, 2018, the Company received notice from the First Abu Dhabi Bank ("FAB", formerly known as the National Bank of Abu Dhabi) that the Public Authority of Housing Welfare of Kuwait submitted a claim for payment on a performance guarantee issued by the Company for approximately $7,938 for a project located in Kuwait. FAB subsequently issued, on behalf of the Company, a payment on February 15, 2018. The Company is taking legal action to recover the full Performance Guarantee amount. On September 20, 2018 the Kuwait First Instance Court dismissed the Company's case. As a result, the Company fully reserved the performance guarantee payment above in the first quarter of 2018. The Company filed an appeal before the Kuwait Court of Appeals seeking referral of the matter to a panel of experts for determination. On April 21, 2019, the Court of Appeals ruled to refer the matter to the Kuwait Experts Department. Hearings with the Kuwait Experts Department were held during July and September 2019. A final report was issued by the panel of experts in October 2019 for the held hearings on January 7, 2020 and February 4, 2020 and reserved the case for judgment to be issued. The Company filed a pleading before the Kuwait Cassation Court in August 2020. Hill's challenges are still pending before the Kuwait Cassation Court and a hearing has not been scheduled yet.

Off-Balance Sheet Arrangements

The Company enters into agreements with banks for the banks to issue bonds and letters of guarantee to clients, potential clients and other third parties, mainly for the purposes as follows:

(1)The Company has entered into contracts for the performance of construction management services that provide that the Company receive advance payment of some of the management fee from the client prior to commencement of the construction project. However, the clients require a guarantee of service performance in the form of an advance payment bond. These bonds are evidenced by Letters of Guarantee issued by the subsidiaries’ banks in favor of the clients. In some cases, these clients also require a parent company guarantee. The average term the Company entered into such arrangements was 1.4 years at December 31, 2021.

(2)The Company may also enter into certain contracts that require a performance bond to be issued by a bank in favor of the client for a portion of the value of the contract. These bonds may be exercised by the client in instances where the Company fails to provide the contracted services. The weighted average term the Company entered into such arrangements was 0.9 years at December 31, 2021, which excludes performance bonds that contain open-ended expiration dates.

(3)Certain clients may require bonds as part of the bidding process for new work. Bid bonds are provided to demonstrate the financial strength of the companies seeking the work and are usually outstanding for short periods. If the bid is rejected, the bond is canceled and if the bid is accepted, the Company may be required to provide a performance bond. The weighted average term of these arrangements was 0.3 years at December 31, 2021, which excludes bid bonds with open-ended expiration dates.

The maximum potential future payment under these arrangements at December 31, 2021 and 2020 was $64,093 and $67,382, respectively, which primarily includes credit facility arrangements that are denominated in foreign currencies. These balances partially reduced the Company's available borrowing capacity on the Domestic and International Revolving Credit Facilities by a total of $6,935 and $8,794 at December 31, 2021 and 2020, respectively, as reflected in Note 10 - Notes Payable and Long-Term Debt.

Cash held in restricted accounts as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow at December 31, 2021 and 2020 was $8,625 and $7,184, respectively.

Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $184 which is reflected in other liabilities in the consolidated balance sheet, $27 of which was expensed in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.

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

Rent expense for leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date for rent payments that are determined to be fixed or are determinable at the lease commencement date. Some of the Company's lease arrangements require periodic increases in the Company's base rent that may be subject to certain economic indexes, among other items. In addition, these leases may require the Company to pay property taxes, utilities and other costs related to several of its leased office facilities. Typically, these amounts for such payments cannot be determined at the lease commencement date, and are identified as variable lease payment, which are expensed as incurred.

Total rent expense for the twelve months ended December 31, 2021 and 2020 included $2,325 and $2,374, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense of approximately $8,348 and $8,294 for the twelve months ended December 31, 2021 and 2020, respectively, is included in either selling, general and administrative expenses or direct expenses, as appropriate, in the consolidated statements of operations.

During the three months ended June 30, 2020, as a result of the COVID-19 pandemic, the Company received rent concessions from certain lessors primarily in the form of rent payment deferrals, where rents that were originally scheduled to be paid to such lessors during the three months ended June 30, 2020, per the terms of the leases, were agreed to not become due and payable until 2021, with the option to pay the amounts deferred in monthly installments, plus interest. In April 2020, the FASB issued a Q&A in order to simplify how ASC-842 should be applied to rent concessions received as a result of the pandemic and provided an optional practical expedient that permits an entity to make an election to not evaluate whether concessions granted by lessors related to COVID-19 are lease modifications, under certain conditions. Entities that make this election can then apply the lease modification guidance in ASC-842 or account for the concession as if it were contemplated as part of the existing contract. The Company elected to apply the practical expedient and not apply the lease modification guidance and has accordingly continued to recognize the rent expense as if no deferral had been provided. The Company recorded a payable for these amounts reflected in accounts payable and accrued expenses in the Company's consolidated balance sheets of $586 for such rent deferrals at December 31, 2020, which was paid in full during the year ended December 31, 2021.

The Company subleases certain real estate to third parties (the "sublessee"). The sublease income recognized for the twelve months ended December 31, 2021 and 2020 was $1,569 and $1,338, respectively, and was recorded as a reduction to SG&A in the Company's consolidated statements of operations. These subleases may require the sublessee to reimburse the Company if they are required to pay property taxes, utilities and other costs related to the leased office facility. These reimbursements are identified as variable lease payments since these amounts cannot be determined at the lease commencement date and are recognized as reduction in expense as incurred.

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

Years Ending December 31,	Total Operating Lease Payments	Total Financing Lease Payments
2022	$6,065	$263
2023	5,465	263
2024	4,576	228
2025	3,780	99
2026	3,264	—
Thereafter	4,546	—
Total minimum lease payments (1)	27,696	853
Less: amount representing imputed interest	4,618	34
Present value of lease obligations	$23,078	$819
Weighted average remaining lease term (years)	5.60	3.32
Weighted average discount rate	6.7%	2.5%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange rate as of December 31, 2021, where applicable.

Note 16 - Benefit Plans

401(k) Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “401(k) Plan”) for qualified employees. The terms of the 401(k) Plan define qualified employees as those over 21 years of age who have completed at least thirty days of service. Generally, the Company matched $0.50 on the dollar of employee contributions up to a maximum of 6.0% of the employee's salary. Beginning with the May 1, 2020 pay period, the Company suspended the Company match through December 31, 2020 as part of the Company's corporate cost reductions related to COVID-19 (see Note 2 - Liquidity). The Company resumed the match on January 1, 2021. For the years ended December 31, 2021 and 2020, the Company recognized expense of $2,459 and $706, respectively, which is included in SG&A in the consolidated statements of operations.

End of Service Benefits

The Company maintains several End of Service Benefit plans (the “EOSB Plans”) that provide lump sum termination benefits to certain employees in the United Arab Emirates, Saudi Arabia, Qatar, Oman, and Bahrain. The EOSB Plans are calculated based on tenure of service and may vary depending on the circumstances surrounding the separation. Generally, the plans provide for a lump sum benefit that is based on the employee's salary, years of service and statutory requirements that exist within the employee's office location. The Company calculated the present value of the expected future payments using the Projected Unit Credit Method, which estimates the fair value of the projected benefits that current plan participants will earn and was used to assess the Company's liabilities as of December 31, 2021 and 2020. The baseline assumptions used for the calculation included a discount rate of 2.0%, a salary increase of 2.0% per annum and an employee turnover rate of 25% per annum. The Company recorded liabilities of $9,457 and $10,090 for the EOSB Plans as of December 31, 2021 and 2020, respectively, which are included in accounts payable and accrued expenses and other liabilities. For the years ended December 31, 2021 and 2020, the Company recognized expense for the EOSB Plans of $1,869 and $2,456, respectively, of which $1,724 and $1,819, respectively, related to service costs is included in direct expense and SG&A in the consolidated statements of operations. The remaining expenses are included in other loss income, net, in the consolidated statements of operations. At December 31, 2021, the actuarial loss of $1,194, net of tax, was included in accumulated other comprehensive (loss) income on the Company's consolidated balance sheets.

During the year ended December 31, 2021, in order to more accurately recognize the benefit expense associated with the EOSB plan, the Company began deferring the actuarial gains and losses arising during the year into accumulated other comprehensive income (loss). These deferred gains and losses will be amortized over the average remaining service period of the participants, which was 3.1 years as of December 31, 2021. The Company adopted this change prospectively. During the year ended December 31, 2020, an actuarial loss of $405 was recognized into other loss, net, on the Company's consolidated statements of operations.

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

The following tables present certain information for the Company's operations:

Total Revenue by Geographic Region:

	2021		2020
Americas	$196,933	52.1%	$192,777	52.4%
Middle East/Asia/Pacific	85,541	22.7%	92,639	25.1%
Europe	55,505	14.7%	53,819	14.6%
Africa	39,459	10.5%	29,289	7.9%
Total	$377,438	100.0%	$368,524	100.0%

For the twelve months ended December 31, 2021 and 2020, total revenue for the United States amounted to $195,832, or 51.9%, and $190,028, or 51.6%, of the Company's total revenue, respectively. For the twelve months ended December 31, 2021 and 2020, total revenue for the United Arab Emirates amounted to $35,728 or 9.5%, and $39,353 or 10.7%, of the Company's total revenue, respectively. No other country except for the United States and the United Arab Emirates accounted for over 10% of total revenue.

Operating Profit (Loss):

	2021	2020
Americas	$27,119	$31,959
Middle East/Asia/Pacific	8,642	9,287
Europe	8,636	5,558
Africa	5,652	5,401
Corporate	(40,789)	(41,706)
Total	$9,260	$10,499

Depreciation and Amortization Expense:

	2021	2020
Project Management	$1,423	$1,385
Corporate	1,018	2,653
Total	$2,441	$4,038

Revenue By Client Type:

	2021		2020
U.S. federal government	$15,173	4.0%	$17,942	4.9%
U.S. state, regional and local governments	120,069	31.8%	118,845	32.2%
Foreign governments	95,107	25.2%	99,906	27.1%
Private sector	147,089	39.0%	131,831	35.8%
Total	$377,438	100.0%	$368,524	100.0%

Property, Plant and Equipment, Net by Geographic Location:

	December 31,
	2021	2020
Americas	$7,146	$7,741
Middle East/Asia/Pacific	745	917
Europe	586	544
Africa	418	241
Total	$8,895	$9,443

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

Note 19 - Subsequent Event

On March 31, 2022, the Company entered into an amendment of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on these facilities will increase by 1.0% and the Company will pay an amendment fee of 1.0% or less, contingent on the timing of refinancing the revolving credit facilities. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

In March 2022, the Company had a significant favorable ruling related to an ongoing audit in South Africa. The impact of the ruling will result in a decrease to the uncertain tax position accrual, with an offset to income tax benefit for roughly $800. This will be recorded in the first quarter of 2022.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based upon its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal controls over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

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

As a result of the material weakness identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, the Company's management believes that the consolidated financial statements and related notes hereto included in this Annual Report on Form 10-K fairly presents in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

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

Management, under the supervision of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting and, based on the criteria established in the applicable “Internal Control-Integrated Framework” issued by the COSO (2013), determined that the Company had not maintained effective internal control over financial reporting as of December 31, 2021 due to the material weakness described below.

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

Material Weakness
The Company has had multiple material weaknesses that have been remediated. There is currently one material weakness outstanding that was identified as lack of management oversight resulting ineffective operation of various controls, including consistent operation of certain controls for a sufficient period of time. The Company continues to make further substantive improvements to the design of the internal control structure to remediate the underlying causes of the control deficiencies that have led to the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing and analysis, that these controls are operating effectively.

Remediated Material Weaknesses

Control Activities

Vendor Approval - Policies, Procedures and Controls

The material weakness that the Company did not properly design policies, procedures and controls to ensure vendors were properly reviewed, approved and set-up within the system has been remediated. Previously, there was insufficient review and approval of vendor set-up in the accounting system to ensure accuracy and completeness of vendor information, as well as compliance with Company policy.

The Company has instituted enhanced policies and procedures addressing the set-up of all new vendors and changes to existing vendors. System controls have been implemented to ensure segregation of duties between data entry and approval of the new vendor or vendor changes. Controls implemented to address this matter included documentation and verification procedures to ensure the accuracy and validity of vendor information recorded in the accounting system.

Revenue Recognition - Policies, Procedures and Controls

The material weakness that the Company’s revenue recognition policies, procedures, and controls were not designed effectively has been remediated. However, as described below, there was an material weakness identified related to management oversight that resulted in the ineffective operation of controls over the review and approval of contract checklists that impact revenue recognition.

More specifically, the deficiencies included:

•a failure to design controls to ensure the proper set-up of contract information in the system and over the review and approval of manual billings. This contract information and manual billing is used in the revenue recognition process.

•a lack of effective oversight and documented review controls over the set-up and monitoring of its estimates at completion calculations for long-term fixed fee contracts.

The Company has instituted enhanced policies and procedures addressing revenue recognition. Controls implemented to address this matter include:

•deployment of an enhanced contract checklist to ensure contract data was properly documented and entered correctly into the accounting system. The checklist process requires independent verification of billing rates contained in the contract or supplemental documentation.

•deployment of an enhanced Estimate at Completion schedule to improve consistency and accuracy in accounting for long-term fixed fee contracts. These schedules are reviewed by both operations and finance personnel to ensure accuracy.

•deployment of a client invoice review and validation procedure to ensure both operations and finance personnel verify and validate client invoices.

Material Weakness

We continue implementing various changes in our internal control over financial reporting to remediate the material weakness and deficiencies described. We continue to make progress on our remediation and our goal is to implement the remaining control improvements related to this material weakness throughout the remainder of 2022. The material weakness will be deemed fully remediated when the control processes have been operating effectively for a sufficient period of time and when management testing has reached a successful conclusion. We will continue to review, optimize and enhance our financial reporting controls and procedures, as we continue to evaluate and work to improve our internal control over financial reporting.

Control Environment

Management Oversight

During the period, there was lack of management oversight resulting in ineffective operation of various controls, including consistent operation of certain controls for a sufficient period of time. This was primarily due to the Company having personnel turnover during the year in multiple financial management positions within the region. Actions were taken throughout the course of the year to address certain of these deficiencies and improvements were noted at year end; however, additional time is required for the controls to operate effectively for management to conclude these matters have been remediated. More specifically, the ineffective operation of controls during the periods related to:

•Journal Entries

Manual journal entries were not consistently reviewed and approved.

•Account Reconciliations

Certain account reconciliations were not reviewed and approved in a timely manner.

•Revenue Recognition

Controls over the review and approval of contract checklists were not operating effectively

Changes in Internal Control over Financial Reporting

Except for the continued improvements resulting from progress made on the above noted remediation plans, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the close of our fiscal year, regarding directors and executive officers appearing under the headings "Proposal 1: Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in this section. The information under the heading "Executive Officers" in Part I, Item 1 of this Form 10-K is also incorporated by reference in this section. In addition, the information under the heading "Corporate Governance" in our 2022 Proxy Statement is incorporated by reference in this section.

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

Item 11.  Executive Compensation

The information appearing in our 2022 Proxy Statement under the headings "Executive Compensation" and "Director Compensation" is incorporated by reference in this section.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in our 2022 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference in this section.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 for common shares of the Company that may be issued under our 2008 Employee Stock Purchase Plan and our 2017 Equity Compensation Plan. See Note 11 Share-Based Compensation to the consolidated financial statements for further information related to these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	4,507	$3.06	1,441
Equity compensation plans not approved by security holders	—	—	—
Total	4,507	$3.06	1,441

(1)As of December 31, 2021, the Company had 824 shares remaining available for future issuance under our 2008 Employee Stock Purchase Plan and 617 shares remaining available for future issuance under our 2017 Equity Compensation Plan. Future grants are no longer available under our 2006 Employee Stock Option Plan or our 2009 Non-Employee Director Stock Grant Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information appearing in our 2022 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section.

Item 14.  Principal Accounting Fees and Services

The table below reflects the fees and expenses for services rendered by Grant Thornton for the years ended December 31, 2021 and 2020. The Audit Committee pre-approved all of these services.

	Years Ended December 31,
Type of Fees	2021	2020
Audit Fees (1)	$1,738	$1,825
Audit - Related Fees (2)	39	39
Total Fees	$1,777	$1,864
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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Documents filed as part of this report:

Financial statements:

The consolidated balance sheets of the Registrant as of December 31, 2021, and 2020, the related consolidated statements of operations, comprehensive (loss) earnings, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, the footnotes thereto, and the report of Grant Thornton, independent auditors, are filed herewith.

Financial statement schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021 and 2020.

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

10.13*	Hill International, Inc. 2017 Equity Compensation Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2017 and incorporated herein by reference.)

10.14	Second Amendment to Credit Agreement (Included as Exhibits 10.1 and Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 11, 2017 and incorporated herein by reference.)

10.15	Increased Commitment Agreement (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference.)

10.16	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2018.)

10.17	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 13, 2018.)

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
Date:	March 31, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ David D. Sgro	By:	/s/ Arnaud Ajdler
	David Sgro		Arnaud Ajdler
	Chairman and Director		Director
Date:	March 31, 2022	Date:	March 31, 2022

By:	/s/ Raouf S. Ghali	By:	/s/ Susan Steele
	Raouf S. Ghali		Susan Steele
	Chief Executive Officer and Director		Director
Date:	March 31, 2022	Date:	March 31, 2022

By:	/s/ Todd Weintraub	By:	/s/ Grant McCullagh
	Todd Weintraub		Grant McCullagh
	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)		Director
Date:	March 31, 2022	Date:	March 31, 2022

By:	/s/ Paul Evans	By:	/s/ James Renacci
	Paul Evans		James Renacci
	Director		Director
Date:	March 31, 2022	Date:	March 31, 2022

Schedule II

Hill International, Inc. and Subsidiaries

Valuation and Qualifying Accounts
(in thousands)

(Allowance for Uncollectible Receivables)

	Balance at Beginning of Fiscal Year	Recoveries of Previously Reserved Receivables	Additions (Adjustments) to Allowance for Uncollectible Receivables	Write-Off of Receviables	Other (1)	Balance at End of Fiscal Year

Fiscal year ended December 31, 2021	$53,450	(5,466)	564	(1,127)	(7,770)	$39,651

Fiscal year ended December 31, 2020	$59,131	(1,152)	(274)	(4,905)	650	$53,450
(1) The year ended December 31, 2021 includes adjustments primarily related to the devaluation of the Libyan Dinar on the amounts due from a client in Libya that have been fully reserved. An offsetting adjustment is included in the billed portion of accounts receivable.

(Valuation Allowance for Deferred Tax Asset)

	Balance at Beginning of Fiscal Year	Additions (Recoveries) Charged (Credited) to Earnings	Deductions and Other Adjustments	Balance at End of Fiscal Year

Fiscal year ended December 31, 2021	$20,103	4,049	(3,719)	$20,433

Fiscal year ended December 31, 2020	$28,821	1,801	(10,519)	$20,103