Form 10-K/A
period 2021-12-31
Hill International, Inc.
filed 2022-05-02
CIK 1287808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to ___________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Grant Thornton LLP

Auditor Firm	ID 248

Auditor Location	Philadelphia, PA

HILL INTERNATIONAL, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Hill International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “Original Form 10-K”), to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 30, 2022 (i.e., within 120 days after the end of the Company’s 2021 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. In addition, the reference on the cover of the Original Form 10-K to the incorporation by reference to portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

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

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The information under the heading “Executive Officers” in Part I, Item 1 of the Original Form 10-K, other than with respect to Mr. Ghali, is incorporated by reference into this Item 10.

Our Directors are as follows:

ARNAUD AJDLER has been a director since October 2018. Mr. Ajdler has served as the managing partner for Engine Capital L.P., a value-oriented investment firm, since 2013. Mr. Ajdler, who was a member of the Company’s Board of Directors from June 2006 to June 2009, currently sits on the boards of Stewart Information Services Corporation (NYSE:STC) and StarTek, Inc. (NYSE:SRT). He earned a BS in Mechanical Engineering from the Free University of Brussels, Belgium, an MS in Aeronautics from the Massachusetts Institute of Technology (MIT), and an MBA from Harvard Business School. Age: 46

PAUL J. EVANS has been a director since August 2016 and served as our Interim Chief Executive Officer from May 2017 to September 2018. From 2012-2015 Mr. Evans served as Vice President, Chief Financial Officer and Treasurer of MYR Group, and President of MYR Real Estate Company. From 2010-2011, Mr. Evans was Chief Executive Officer of Conex Energy Corporation, a privately-held company that developed renewable energy projects. From 2002-2009 he served as Treasurer and Corporate Officer of NorthWestern Energy, a multi-state utility that provides electricity and natural gas. Prior to NorthWestern Energy, Mr. Evans held corporate operational finance positions at Duke Energy North America, NRG Energy, and McLane Company, Inc. Mr. Evans is a Certified Public Accountant and holds a B.B.A. in Accounting from Stephen F. Austin State University and Masters of International Management from Thunderbird School of Global Management. Age: 54

RAOUF S. GHALI has been a member of our Board of Directors since August 2016 and our Chief Executive Officer since October 2018. Prior to that, he was our Chief Operating Officer from January 2015 to October 2018, President of our Project Management Group (International) from January 2005 to January 2015, Senior Vice President in charge of project management operations in Europe, North Africa and the Middle East from 2001 to 2004, and Vice President from 1993 to 2001. Prior to joining us, he worked for Walt Disney Imagineering from 1988 to 1993. Mr. Ghali earned both a B.S. in business administration and economics and an M.S. in business organizational management from the University of LaVerne. Age: 60

GRANT G. McCULLAGH has served as the Executive Chairman of BEK Building Group since 2015, an Executive Vice President of Pernix Group, Inc. since 2014 and as Managing Director of TTWiiN, LLC since 2018. Mr. McCullagh has served in numerous management roles within the engineering and construction industry including as Chairman and CEO of LTC Corporation from 2012 to 2014, former Chairman and Chief Executive Officer of Global Integrated Business Solutions, LLC from 2005 to 2012, and previously co-founding McClier Corporation and serving as its CEO and Chairman. McClier was acquired by AECOM in 1996, where Mr. McCullagh served as an Executive Vice President and later Vice Chairman until 2004. Mr. McCullagh has a Master of Business Administration from the University of Chicago, a Master of Architecture from the University of Pennsylvania, and a Bachelor of Science in Architecture from the University of Illinois at Champaign-Urbana. Age: 71

JAMES B. RENACCI represented the 16th District of the State of Ohio in the United States House of Representatives from January 3, 2011 until January 3, 2019. Prior to serving in Congress, in 2003 Mr. Renacci formed LTC Management Services, Inc., a management and financial consulting service that had partial ownership of more than 60 businesses, including multiple auto dealerships. Mr. Renacci served as a managing board member of the Arena Football League. Mr. Renacci is a current board member at Alithya Group, Inc. (NASDAQ: ALYA), Custom Glass, Inc. and the Franklin Center for Global Policy Exchange. Mr. Renacci is a Certified Public Accountant and holds a B.S.B.A. from Indiana University of Pennsylvania. Age: 63

DAVID SGRO has been our Chairman since October 2018 and a director since August 2016. Mr. Sgro is a Senior Managing Director of Crescendo Partners, L.P. and has held various positions at Crescendo Partners since May 2005. He is also a Managing Member and Head of Research for Jamarant Capital, a private investment fund. Mr. Sgro also serves as an officer and the Chairman of Allegro Merger Corp. (NASDAQ:ALGRU). Mr. Sgro has been a director and a former chairman of the audit committee of and Pangaea Logistics Solutions Ltd. (NASDAQ:PANL), since October 2014, and a director and chairman of the audit committee of BSM Technologies Inc., since June 2016. He was previously a director of NextDecade Corporation and Imvescor Restaurant Group Inc., a director, and chairman of the audit committee, of ComDev International, a director, and chairman of the audit committee of SAExploration Holdings, Inc. (NASDAQ:SAEX), a director of Bridgewater Systems, Inc., and a director of Primoris Services Corporation (NASDAQ:PRIM). Mr. Sgro also served as an officer and director of Harmony Merger Corp., from March 2015 until its merger with NextDecade in July 2017; Quartet Merger Corp., from October 2013 until its merger with Pangaea Logistics Solutions Ltd. in October 2014; and as an officer and director of Trio Merger Corp., from March 2011 until its merger with SAExploration Holdings in June 2013. Prior to joining Crescendo Partners, Mr. Sgro held analyst positions with Management Planning, Inc. and MPI Securities, Inc. Mr. Sgro is a Chartered Financial Analyst (CFA) Charterholder and holds a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. Age: 45

SUE STEELE has been the Chief Executive Officer of Steele & Partners, a global management consulting firm, since January 2020. Ms. Steele served as the Chief Executive Officer of JMJ Associates from April 2017 to December 2019. From May 2010 to April 2017, Ms. Steele served as Senior Vice President Global Supply Management of Jacobs Engineering Group, Inc. Previously, she worked with several other major engineering and construction firms including CH2MHill as Vice President Operations and BE&K as Vice President-Industrial Services (which is now part of Pernix). Ms. Steele began her career at Florida Power & Light, after receiving her MBA from the University of Miami and BS from Auburn University. Age: 69

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to the Company and on written representations made by such persons, all of the Company’s directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to 2021, except Forms 4 on behalf of Messrs. Ghali (3 transactions), Kardous (3 transactions), Weintraub (3 transactions) and Dengler (3 transactions) related to equity grants made in 2019, 2020 and 2021 were not reported.

CODE OF ETHICS

All directors, officers and employees of the Company are expected to act ethically at all times and in accordance with the policies comprising the Company’s Code of Ethics and Business Conduct (the “Code”) which is available on our website at www.hillintl.com, in the “Investor Relations” section, and is available in print to any stockholder upon request. Any waiver or any implicit waiver from a provision of the Code applicable to the Company’s chief executive officer, chief financial officer, controller, or any amendment to the Code must be approved by the Company’s Board of Directors (the “Board”). We will disclose on our website amendments to, and, if any are granted, any such waiver of, the Code. The Company’s Audit Committee is responsible for applying the Code to specific situations in which questions are presented to it and has the authority to interpret the Code in any particular situation. If, after investigating any potential breach of the Code reported to it, the Audit Committee determines (by majority decision) that a breach has occurred, it will inform the Board. Upon being notified that a breach has occurred, the Board (by majority decision) will take or authorize such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee and/or the Company’s General Counsel, up to and including dismissal or, in the event of criminal or other serious violations of law, notification of the SEC or other appropriate law enforcement authorities.

CORPORATE GOVERNANCE

Pursuant to the Delaware General Corporation Law and the Company’s Amended and Restated Bylaws, the Company’s business, property and affairs are managed by or under the direction of the Board. Members of the Board are kept informed of the Company’s business through discussions with the Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Board and its committees. We currently have seven members serving on the Board.

During 2021, the Board held 11 meetings and the committees held a total of 9 meetings. Each director attended more than 75% of the total number of meetings of the Board and the Board committees of which he or she was a member during the period he or she served as a director in 2021. Although we do not have a policy requiring all directors to attend annual meetings of stockholders, we expect all directors to attend, absent extenuating circumstances. All of our directors attended our 2021 Annual Meeting of Stockholders.

Board Leadership Structure

Our Amended and Restated Bylaws provide that we will have a Chairman who will chair Board meetings and perform such other duties as set forth in our Amended and Restated Bylaws or as otherwise assigned to him by the Board. The Chairman and Chief Executive Officer may be the same person; however, the Board may separate these two positions if it deems it to be in the best interests of our Company and our stockholders to do so. Presently, the Chairman and Chief Executive Officer positions are held by two different individuals.

Role of the Board in Risk Oversight

The Board as a whole has responsibility for risk oversight, with reviews of certain areas conducted by relevant Board committees that report on their findings to the Board. The Board performs its risk oversight in several ways, including through the Board’s Risk Committee. The Risk Committee is responsible for, among other matters, periodically reviewing and monitoring the Company’ enterprise risks, periodically reviewing the Company’s approach to project risk management, periodically reviewing the risk management infrastructure and any material risk management policies adopted by the Company, conducting an annual assessment regarding the Committee’s purpose, duties, and responsibilities, monitoring best practices with respect to risk management and making recommendations as appropriate to management and/or the Board and reading and providing input regarding risk disclosures in financial statements and other public statements regarding risk. The oversight responsibility of the Board and the Board committees is also facilitated by management reporting processes designed to provide information to the Board concerning the identification, assessment and management of critical risks and management’s risk mitigation strategies and practices. These areas of focus include operational, economic, competitive, financial (including accounting, reporting, credit, liquidity and tax), legal, regulatory, compliance, environmental, political and strategic risks. The full Board (or the appropriate Board committee), in concert with the appropriate management within the Company, reviews management reports to formulate risk identification, risk management and risk mitigation strategies. When a Board committee initially reviews management reports, the Chairman of the relevant Board committee briefs the full Board on the specifics of the matter at the next Board meeting. This process enables the Board to coordinate the risk oversight role, particularly with respect to risks spanning more than one operational area. The Compensation Committee reviews compensation policies to ensure that they do not, among other things, encourage unnecessary or excessive risk-taking.

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

Committees of the Board of Directors

During 2021, the Board had standing Audit, Compensation, Risk and Governance and Nominating Committees. All members of each committee have been determined by the Board to be “independent” under applicable NYSE rules. In addition, the Board has determined that each member of the Audit Committee meets SEC independence requirements which require that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. The charter of each committee is available on our website at www.hillintl.com, in the “Investors” section.

Audit Committee

The Audit Committee currently consists of Paul Evans (Chair), Grant McCullagh, James Renacci and Sue Steele. The Board has determined that each member of the Audit Committee is financially literate. The Board has also determined that Paul Evans possesses accounting or related financial management expertise within the meaning of the NYSE listing standards and qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

The Audit Committee assists the Board in fulfilling its oversight responsibilities by (a) reviewing the financial reports and other financial information provided by the Company to its stockholders, the SEC and others, (b) monitoring the Company’s financial reporting processes and internal control systems, including the remediation of material weaknesses in internal control, (c) retaining the Company’s independent registered public accounting firm, (d) overseeing the Company’s independent registered public accounting firm and internal auditors and (e) monitoring the Company’s compliance with its ethics policies and with applicable legal and regulatory requirements. The Audit Committee also reviews and approves any transactions between the Company and any related parties. During 2021, the Audit Committee met 7 times. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

The Compensation Committee consists of Arnaud Ajdler (Chair), James Renacci and Grant McCullagh. Each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The Compensation Committee oversees the Company’s executive compensation programs. The Compensation Committee reviews and recommends to the Board for approval the compensation arrangements for all of the Company’s executive officers. During 2021, the Compensation Committee met 1 time. The processes of the Compensation Committee are described below in “Executive Compensation.”

Governance and Nominating Committee

The Governance and Nominating Committee consists of Sue Steele (Chair), Arnaud Ajdler and Paul Evans. The Governance and Nominating Committee oversees matters relating to the evaluation and recommendation to the Board of the persons to be nominated for election as directors at any meeting of stockholders, and the persons to be appointed by the Board to fill any vacancy on the Board.

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

The Governance and Nominating Committee carefully considers all director candidates recommended by our stockholders, and the Governance and Nominating Committee does not and will not evaluate such candidate recommendations any differently from the way it evaluates other candidates. The Company’s Amended and Restated Bylaws set forth minimum qualifications for an individual to serve as a director of the Company. These minimum qualifications provide that no person shall qualify for service or serve as a director of the Company: (a) unless such person is in compliance with all applicable laws and regulatory requirements to which the Company’s directors may be subject in connection with such person’s service as a director, (b) if such person has been convicted in, or entered a plea of nolo contendere with respect to, a criminal proceeding involving fraud, misappropriation or other similar charge during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for fraud, misappropriation or other similar charge in any governmental investigation or proceeding or other civil judicial proceeding during the ten years preceding the date of election, or if such person has been found responsible for or admitted responsibility for any material violation of any foreign, federal or state securities law or federal commodities law during the ten years preceding the date of election, (c) if such person has been convicted of, or entered a plea of nolo contendere with respect to, any felony, (d) if such person serves on the board of directors of more than three other public companies, (e) if such person is a director, officer or holder of more than a five percent (5%) equity interest, directly or indirectly, in a business that competes, directly or indirectly, with the Company, (f) if such person has made or makes any contribution or expenditure in connection with the election of any candidate for political office, including any contribution to any committee supporting such a candidate or to a political party, in any jurisdiction which results in the Company becoming ineligible to conduct its business or any portion thereof, or (g) if such person has ever been the subject of a filing of personal bankruptcy in any jurisdiction, either voluntarily or involuntarily (and in the case of an involuntary filing, if such filing was not dismissed within 60 days) during the ten years preceding the applicable date of election.

Any stockholder who wishes to recommend an individual as a potential nominee for election to the Board should submit such recommendation in writing by mail to Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103, Attn: Chair of Governance and Nominating Committee, together with information regarding the experience, education and general background of the individual and a statement as to why the stockholder believes such individual to be an appropriate candidate for the Board. Such recommendation should be provided to the Company no later than the close of business on the 120th day prior to the one-year anniversary of the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting. During 2021, the Governance and Nominating Committee held 2 meetings.

Risk Committee

The Risk Committee consists of Paul Evans (Chair), David Sgro and Grant McCullagh. The Risk Committee oversees matters regarding significant enterprise risks and other risks that may impact the Company’s business and stockholder value as well as the processes that the Company uses to surface, understand and mitigate such risks. During 2021, the Risk Committee met 1 time.

Majority Voting in Uncontested Elections of Directors

Our Bylaws provide for majority voting in uncontested elections of directors. Plurality voting applies in contested elections. A contested election is one in which the number of nominees exceeds the number of directors to be elected and other conditions are met. In an uncontested election, nominees will be elected directors if they receive a majority of the votes cast (i.e., the number of shares voted “for” a director must exceed the number of votes cast “withheld” from that director, without counting abstentions or broker non-votes); if a nominee is an incumbent director but is not elected, such director is required to tender his or her resignation to the Board promptly following the date of the certification of the election results. The Nominating and Governance Committee shall make a recommendation to the Board as to whether to accept or reject the tendered resignation, or whether other action should be taken. The Board shall act on the tendered resignation, taking into account the Nominating and Governance Committee’s recommendation, and publicly disclose (by press release, filing with the SEC or other manner reasonably calculated to inform stockholders) its decision regarding the tendered resignation and the rationale behind the decision within 90 days from the date of the certification of the election results. In a contested election, the nominees who receive a plurality of the votes cast (i.e., more votes in favor of their election than other nominees) will be elected directors.

Communicating Concerns to Directors

The Company encourages all interested persons to communicate any concern that an officer, employee, director or representative of the Company may have engaged in illegal, dishonest or fraudulent activity, or may have violated the Company’s Code of Ethics and Business Conduct. Such persons may report their concerns or other communications including suggestions or comments to the Board in one of the following ways: by mail sent to William H. Dengler, Jr., Corporate Secretary, at the Company’s principal executive office: One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, Pennsylvania 19103; by telephone at (866) 352-2792; or by email addressed to hil@openboard.info. All such communications will be referred to Mr. Dengler who will circulate them to the members of the Board, or in the case of potential violations of the Company’s Code of Ethics and Business Conduct, to the Chairman of the Audit Committee. If the communication is directed to a particular director, Mr. Dengler will forward the communication to that director. The Board does not screen stockholder communications.

Involvement in Certain Legal Proceedings

In October 2012, Gridiron Capital hired Grant G. McCullagh to serve as Chief Executive Officer of LTC, a general contractor, headquartered in Detroit, Michigan. In May 2014, LTC and its related companies filed for bankruptcy in the State of Delaware. All matters involving management, the board and Gridiron, including Mr. McCullagh were resolved by mediation in 2016.

Item 11. Executive Compensation.

As a “smaller reporting company,” the Company has elected to follow the scaled disclosure requirements for smaller reporting companies with respect to the disclosures required by Item 402 of Regulation S-K. Under such scaled disclosure, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report or certain other tabular and narrative disclosures relating to executive compensation.

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

Named Executive Officers for 2021

The information under the heading “Executive Officers” in Part I, Item 1 of the Original Form 10-K with respect to each of our named executive officers is incorporated by reference into this Item 10.

•	Raouf S. Ghali, President and Chief Executive Officer.

•	Abdo E. Kardous, Regional President (Middle East).

•	Todd Weintraub, Chief Financial Officer.

2021 Performance-Based Bonuses (Cash)

In 2021 we adopted Annual Incentive Awards for Messrs. Ghali, Kardous and Weintraub that are tied to achieving a balance of metrics aligned with our 2021 financial and strategic priorities: (i) Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) performance; (ii) sales; and (iii) gross collections and days outstanding.

No sales and gross collections and days outstanding bonuses are achieved unless the 2021 EBITDA exceeds $18 million.

Bonus payout thresholds were as set forth below:

	EBITDA
Level	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	<79.9%	0%
Threshold	79.9%	20%
Target	100.0%	100%
High Target	114.9%	200%
Maximum	129.9%	300%

	Sales
Level	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	<91.5%	0%
Threshold	91.5%	50%
Target	100.0%	100%
Maximum	115.9%	200%

	Gross Collections / Days Outstanding - Company-wide
Level	Average Number of Days Outstanding	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	>195	>102.6%	0%
Threshold	195	102.6%	50%
Target	190	100.0	100%
Maximum	185	97.4	200%

	Gross Collections / Days Outstanding - ME/APAC
Level	Average Number of Days Outstanding	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	>200	>104.7%	0%
Threshold	220	104.7%	50%
Target	210	100.0%	100%
Maximum	200	95.2%	200%

Note: Payouts will be calculated linearly for achieving between the threshold and the maximum percentage of the Target Performance.

For 2021, we set a target EBITDA of $25.734 million, with a threshold of $20.587 million, a target sales amount of $395 million, with a threshold of $355 million, and a target of gross collections / days outstanding within the geographic area where each NEO has responsibility (“DSO”), with such amounts set forth in the tables above. The target DSO applicable to Mr. Kardous is based on the ME/APAC DSO. The target DSO applicable to each of Messrs. Ghali and Weintraub was the 2021 Company-wide DSO, as each such NEO is not assigned to a specific geographic area. The Annual Incentive Awards for Messrs. Ghali, Kardous and Weintraub are based 70% on EBITDA, 20% on sales and 10% on DSOs.

2021 Performance-Based Bonuses: Metrics, Weight and Achievement

		Financial Objectives
Metric	Metric Weight	Threshold	Target	High Target	Maximum	2021 Metric	Bonus Factor Payout(2)
EBITDA	70%	(1)	(1)	(1)	(1)	$16.4 million	0%
Sales Performance	20%	$355.0 million	$395.0 million	n/a	$435.0 million	$435.0 million	0%
DSOs
Raouf S. Ghali	10%	143	138	n/a	133	118	0%
Abdo E. Kardous	10%	192	185	n/a	178	164	0%
Todd Weintraub	10%	143	138	n/a	133	118	0%

(1)	If EBITDA for 2021 exceeded the threshold but did not exceed $21.75 million, then 75% of the difference between the EBITDA threshold and $21.75 million would have been contributed to the bonus pool. In addition, if EBITDA for 2021 exceeded $21.75 million, then 50% of the amount of EBITDA in excess of $21.75 million would have been contributed to the bonus pool.

(2)	0% bonus factor payout for the sales performance and DSO-based bonuses since the Company did not achieve the $18 million minimum EBITDA required.

2021 Performance-Based Bonuses: Threshold, Target, Maximum and Actual Payouts

Name	2021 Target Award	2021 Threshold Award	2021 Maximum Award	Total Weighted Bonus Payout Factor	2021 Actual Award
Raouf S. Ghali	$675,000	$195,750	(1)	0%	$0
Abdo E. Kardous	100,000	29,000	(1)	0%	0
Todd Weintraub	205,000	59,450	(1)	0%	0

(1)        If EBITDA for 2021 exceeded the threshold but did not exceed $21.75 million, then 75% of the difference between the EBITDA threshold and $21.75 million would have been contributed to the bonus pool. In addition, if EBITDA for 2021 exceeded $21.75 million, then 50% of the amount of EBITDA in excess of $21.75 million would have been contributed to the bonus pool. Messrs. Ghali, Kardous and Weintraub would have been entitled to 33.27%, 4.92% and 10.09%, respectively, of the amount of the bonus pool.

2021 Long-Term Incentive Awards (Equity)

The Long-Term Incentive Awards granted to Messrs. Ghali, Kardous and Weintraub in 2021 were comprised of deferred stock and restricted stock units in an amount equal to a fixed cash value based upon the closing trade price on the date such restricted stock units are granted. These Long-Term Incentive Awards will vest in two tranches. The first tranche will vest over time in three equal portions on the first, second and third anniversaries of the grant date, provided the officer is then an employee of the Company. The second tranche of the restricted stock units is performance based and will vest if the Company achieves certain target EBITDA amounts (as set forth in the second table below) in each of fiscal years 2021, 2022 or 2023; once the Company achieves the specified EBITDA amount, the number of deferred stock units ("DSUs"; according to the payout column in the second table below) vest and will be issued when the NEO leaves the Company and the number of restricted stock units ("RSUs"; according to the payout column in the second table below) vest and will be issued on the third anniversary of the grant date, regardless of whether the NEO remains an employee of the Company.

2021 Long-Term Incentive Award Opportunity Value

Name	Long-Term Incentive Award Amount Fixed Cash Value	Target Number of Shares to be Issued Upon Settlement of DSUs/RSUs	Aggregate Grant Date Fair Value of Time- Based DSUs/RSUs	Total Number of Shares to be Issued Upon Settlement of Time- Based DSUs/RSUs	Aggregate Grant Date Fair Value of Performance- Based DSUs/RSUs (1)	Total Number of Shares to be Issued Upon Settlement of Performance- Based DSUs/RSUs
Raouf S. Ghali	$451,914	382,978	$451,914	191,489	$—	191,489
Abdo E. Kardous	112,976	63,829	112,976	47,871	—	15,958
Todd Weintraub	110,467	93,616	110,467	46,809	—	46,808

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the performance-based DSUs/RSUs calculated in accordance with ASC 718.

Level		Performance (EBITDA over Vesting Period)	Payout (% of Restricted Stock Opportunity)
Below Threshold	$	<33,000,000	0%
Threshold		33,000,000	50%
Target		38,000,000	100%
Maximum		43,000,000	200%

Note: Payouts will be calculated linearly for achieving an EBITDA between $33 million and $43 million.

2020 Performance-Based Bonuses (Cash)

In 2020 we adopted Annual Incentive Awards for Messrs. Ghali, Kardous and Weintraub that are tied to achieving a balance of metrics aligned with our 2020 financial and strategic priorities: (i) Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) performance; (ii) sales; and (iii) gross collections and days outstanding. Bonus payout thresholds were as set forth below:

	EBITDA
Level	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	<79.9%	0%
Threshold	79.9%	20%
Target	100.0%	100%
High Target	114.9%	200%
Maximum	129.9%	300%

	Sales
Level	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	<91.5%	0%
Threshold	91.5%	50%
Target	100.0%	100%
Maximum	115.9%	200%

	Gross Collections / Days Outstanding - Company-wide
Level	Average Number of Days Outstanding	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	>195	>102.6%	0%
Threshold	195	102.6%	50%
Target	190	100.0	100%
Maximum	185	97.4	200%

	Gross Collections / Days Outstanding - ME/APAC
Level	Average Number of Days Outstanding	Performance (% of "Target Performance")	Payout (% of Target Pay Opportunity)
Below Threshold	>200	>104.7%	0%
Threshold	220	104.7%	50%
Target	210	100.0%	100%
Maximum	200	95.2%	200%

Note: Payouts will be calculated linearly for achieving between the threshold and the maximum percentage of the Target Performance.

For 2020, we set a target EBITDA of $25.734 million, with a threshold of $20.587 million, a target sales amount of $410 million, with a threshold of $375 million, and a target of gross collections / days outstanding within the geographic area where each NEO has responsibility (“DSO”), with such amounts set forth in the tables above. The target DSOs applicable to Mr. Kardous is based on the ME/APAC DSO. The target DSOs applicable to each of Messrs. Ghali and Weintraub was the 2020 Company-wide DSO, as each such NEO is not assigned to a specific geographic area. The Annual Incentive Awards for Messrs. Ghali, Kardous and Weintraub are based 55% on EBITDA, 35% on sales and 10% on DSOs.

2020 Performance-Based Bonuses: Metrics, Weight and Achievement

		Financial Objectives
Metric	Metric Weight	Threshold	Target	High Target	Maximum	2020 Metric	Bonus Factor Payout
EBITDA	55%	$20.587 million	$25.734 million	$29.594 million	$33.454 million	$19.0 million	0%
Sales Performance	35%	$375.0 million	$410.0 million	n/a	$475.0 million	$370.0 million	0%
DSOs
Raouf S. Ghali	10%	195	190	n/a	185	143	200%
Abdo E. Kardous	10%	220	210	n/a	200	201	190%
Todd Weintraub	10%	195	190	n/a	185	143	200%

2020 Performance-Based Bonuses: Threshold, Target, Maximum and Actual Payouts

Name	2020 Target Award	2020 Threshold Award	2020 Maximum Award	Total Weighted Bonus Payout Factor	2020 Actual Award
Raouf S. Ghali	$675,000	$226,125	$1,721,250	20%	$135,000
Abdo E. Kardous	100,000	33,500	255,000	19%	19,000
Todd Weintraub	205,000	68,675	522,750	20%	41,000

2020 Long-Term Incentive Awards (Equity)

The Long-Term Incentive Awards granted to Messrs. Ghali, Kardous and Weintraub in 2020 were comprised of restricted stock units in an amount equal to a fixed cash value based upon the closing trade price on the date such restricted stock units are granted. These Long-Term Incentive Awards will vest in two tranches. The first tranche will vest over time in three equal portions on the first, second and third anniversaries of the grant date, provided the officer is then an employee of the Company. The second tranche of the restricted stock units is performance based and will vest if the Company achieves certain target EBITDA amounts (as set forth in the second table below) in each of fiscal years 2020, 2021 or 2022; once the Company achieves the specified EBITDA amount, the number of restricted stock units (according to the payout column in the second table below) vest and will be issued on the third anniversary of the grant date, regardless of whether the NEO remains an employee of the Company.

Name	Long-Term Incentive Award Amount Fixed Cash Value	Target Number of Shares to be Issued Upon Settlement of DSUs/RSUs	Aggregate Grant Date Fair Value of Time- Based DSUs/RSUs	Total Number of Shares to be Issued Upon Settlement of Time- Based DSUs/RSUs	Aggregate Grant Date Fair Value of Performance- Based DSUs/RSUs (1)	Total Number of Shares to be Issued Upon Settlement of Performance- Based DSUs/RSUs
Raouf S. Ghali	$900,000	274,390	$450,000	137,915	$—	137,195
Abdo E. Kardous	150,000	45,731	112,500	34,298	—	11,432
Todd Weintraub	220,000	67,073	110,000	33,537	—	33,536

(1)	The amounts reported in this column reflect the aggregate grant date fair value of the performance-based RSUs calculated in accordance with ASC 718.

Level		Performance (EBITDA over Vesting Period)	Payout (% of Restricted Stock Opportunity)
Below Threshold	$	<33,000,000	0%
Threshold		33,000,000	50%
Target		38,000,000	100%
Maximum		43,000,000	200%

Note: Payouts will be calculated linearly for achieving an EBITDA between $33 million and $43 million.

2021 Compensation Governance Practices

We are committed to executive compensation practices that drive performance and that align the interests of our leadership team with the interests of our stockholders. We have implemented many best practices with respect to the compensation of our NEOs including:

1.	A significant portion of our executives’ target compensation opportunity is related to short- and longer-term performance based upon and tied to pre-established performance goals and the performance of our share price;

2.	Total direct compensation opportunity for all of our NEOs is targeted at or below the market median;

3.	Double-trigger” severance payments for executive officers requiring both a change of control and termination of employment;

4.	Limited use of employment agreements;

5.	Shifted the compensation for the majority of our executive officers by reducing salary by 15% and granting Annual Incentive Award opportunities as well as Long-Term Incentive Award opportunities which are each equal to 15% of the respective pre-reduction salary;

6.	Other than our CEO, continued awarding long-term incentive awards in the form of restricted stock units, rather than stock options; and

7.	Robust stock ownership guidelines (CEO at 6x salary).

Practices we avoid with respect to the compensation of our NEOs include:

1.	Limited perquisites provided to our executive officers;

2.	No excise tax gross-ups related to change-in-control severance benefits;

3.	No speculative trading of Company stock;

4.	No hedging transactions;

5.	No repricing of stock options; and

6.	No unapproved pledging of Company stock.

Summary Compensation Table

The following table contains information concerning the annual compensation for our NEOs during 2021 and 2020.

Name and Principal Position	Year	Salary $	Stock Awards $ (1)	Non-Equity Incentive Plan Compensation $ (2)	All Other Compensation $ (3)	Total $
Raouf S. Ghali,	2021	725,000	450,000	—	23,508.00	1,198,508
President and Chief Executive Officer	2020	725,000	450,000	135,000	33,855	1,343,855

Abdo E. Kardous,	2021	525,000	112,500	—	7,149.78	644,649.78
Regional President (Middle East)	2020	525,000	112,500	19,000	20,733	677,233

Todd Weintraub,	2021	410,000	110,000	—	26,285.52	546,285.52
Chief Financial Officer	2020	410,000	110,000	41,000	17,100	578,100

(1)	The amounts reported in this column reflect the aggregate grant date fair value of grants of Long-Term Incentive Awards calculated in accordance with ASC 718. In 2021, Messrs. Ghali, Kardous and Weintraub were granted time-vested deferred and restricted stock units with a value of $450,000, $112,500 and $110,000, respectively. These units will vest one-third annually over a three-year period following the grant date. Messrs. Ghali, Kardous and Weintraub were also granted performance-based deferred and restricted stock units with a fixed cash value on the grant date of $450,000, $112,500 and $110,000, respectively. In 2020, Messrs. Ghali, Kardous and Weintraub were granted time-vested restricted stock units with a value of $450,000, $112,500 and $110,000, respectively. These units will vest one-third annually over the three-year period following the grant date. Messrs. Ghali, Kardous and Weintraub were also granted performance-based restricted stock units with a fixed cash value on the grant date of $450,000, $37,500 and $110,000, respectively.

(2)	The amounts reported in this column for 2020 reflect the payment of Annual Incentive Awards, paid in 2021 related to 2020 performance. Please refer to the sections above entitled “2020 Performance-Based Bonuses (Cash)” for additional information on the Annual Incentive Awards.

(3)	This amount includes Company-paid contributions to a 401(k) Plan, health insurance premiums, life insurance premiums and vehicle and parking benefits that are available to all employees of similar employment status, if elected.

Outstanding Equity Awards at Fiscal Year End

The following table presents information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

Name	Number of Security Underlying Unexercised Options (#) Exercisable	Number of Security Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Plan: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan: Market Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Raouf S. Ghali	200,000	—	(1)	4.03	1/27/2022
	250,000	—	(2)	4.00	4/2/2023
	200,000	50,000	(3)	4.65	3/8/2024
	333,333	166,667	(4)	3.13	6/11/2024
						139,319	(5)	450,000
						46,440	(6)	150,000
						137,195	(7)	450,000
						91,463	(8)	300,000
						191,489	(9)	451,914
						191,489	(10)	451,914

Abdo E. Kardous						6,821	(5)	22,174
						6,821	(6)	22,174
						11,432	(7)	37,497
						22,864	(8)	74,994
						47,871	(9)	112,976
						15,958	(10)	37,661

Todd Weintraub						31,734	(5)	102,501
						10,578	(6)	34,167
						33,537	(7)	110,001
						22,358	(8)	73,333
						46,808	(9)	110,467
						46,808	(10)	110,467

(1)	These options were granted on January 27, 2015 and vested at the rate of 20% per year with vesting dates of January 27, 2016, 2017, 2018, 2019 and 2020.
(2)	These options were granted on April 2, 2016 and vested at the rate of 20% per year with vesting dates of April 2, 2017, 2018, 2019, 2020 and 2021.
(3)	These options were granted on March 8, 2017 and vested at the rate of 20% per year with vesting dates of March 8, 2018, 2019, 2020, 2021 and 2022.

(4)	These options were granted on June 11, 2019 and have vested and will continue to vest at the rate of 33.3% per year with vesting dates of June 11, 2020, 2021 and 2022.
(5)	Represents RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of restricted stock each. On January 10, 2019, Messrs. Ghali, Kardous and Weintraub were awarded units of restricted stock that are subject to cliff vesting on the three year anniversary of the date the units were awarded, or January 10, 2022 (the “2022 Cliff Vesting Date”). Such portion of the awards will vest on the conditions that each employee remain with the Company during the three-year period until the 2022 Cliff Vesting Date and that specified performance goals are achieved. Because the Company did not estimate that the conditions under any of the performance level ranges would be met, there was no such compensation expense recorded for the year ended December 31, 2019. Please refer to the section entitled “2019 Long-Term Incentive Awards (Equity)” for additional information.
(6)	Represents RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of restricted stock each. On January 10, 2019, Messrs. Ghali, Kardous and Weintraub were awarded units of restricted stock that will vest over time in three equal portions on the first, second and third anniversaries of the grant date, provided the officer is then an employee of the Company.

(7)	Represents RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of restricted stock each. On January 13, 2020, Messrs. Ghali, Kardous and Weintraub were awarded units of restricted stock that are subject to cliff vesting on the three year anniversary of the date the units were awarded, or January 13, 2023 (the “2023 Cliff Vesting Date”). Such awards will vest on the conditions that each employee remain with the Company during the three-year period until the 2023 Cliff Vesting Date and that specified performance goals are achieved. Because the Company did not estimate that the conditions under any of the performance level ranges would be met, there was no such compensation expense recorded for the year ended December 31, 2020. Please refer to the section entitled “2020 Long-Term Incentive Awards (Equity)” for additional information.
(8)	Represents RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of restricted stock each. On January 13, 2020, Messrs. Ghali, Kardous and Weintraub were awarded units of restricted stock that will vest over time in three equal portions on the first, second and third anniversaries of the grant date, provided the officer is then an employee of the Company.
(9)	Represents DSUs and RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of deferred stock or restricted stock each. On January 14, 2021, Messrs. Ghali, Kardous and Weintraub were awarded units of either deferred or restricted stock that are subject to cliff vesting on the three year anniversary of the date the units were awarded, or January 14, 2024 (the “2024 Cliff Vesting Date”). Such awards will vest on the conditions that each employee remain with the Company during the three-year period until the 2024 Cliff Vesting Date and that specified performance goals are achieved. Because the Company did not estimate that the conditions under any of the performance level ranges would be met, there was no such compensation expense recorded for the year ended December 31, 2021. Please refer to the section entitled “2021 Long-Term Incentive Awards (Equity)” for additional information.
(10)	Represents DSUs and RSUs issued under the Hill International Inc. 2017 Equity Incentive Plan which entitle each participant to receive one unit of either deferred stock or restricted stock each. On January 13, 2020, Messrs. Ghali, Kardous and Weintraub were awarded units of either deferred stock or restricted stock that will vest over time in three equal portions on the first, second and third anniversaries of the grant date, provided the officer is then an employee of the Company.

2016 Executive Retention Plan

Effective November 3, 2016, the Board adopted the Company’s 2016 Executive Retention Plan (the “2016 Retention Plan”) which provides for the payment of severance benefits by the Company to certain designated employees (each a “Participant”) whose employment is permanently terminated due to an Involuntary Termination (as defined in the 2016 Retention Plan). Upon termination of a Participant’s employment by the Company without “Cause” (as set forth in the 2016 Retention Plan) or by the Participant for “Good Reason” (as defined in the 2016 Retention Plan), the Company will be required to pay to the Participant a lump sum cash payment in an amount equal to one times the Participant’s base salary at such time; notwithstanding the foregoing, if the termination is within one year following a Change in Control (as defined in the 2016 Retention Plan), the Company will be required to pay to the Participant a lump sum cash payment in an amount equal to two times the Participant’s base salary at such time and any and all unvested stock options, stock grants or other stock based compensation granted to the Participant shall then immediately vest.

As of December 31, 2021, Messrs. Ghali and Kardous were designated as participants under the 2016 Retention Plan. For Mr. Ghali, he is entitled to a lump sum cash payment in an amount equal to two times his base salary upon termination of his employment by the Company without “Cause” (as set forth in the 2016 Retention Plan) or by him for “Good Reason” (as defined in the 2016 Retention Plan).

Director Compensation

Other than our President and CEO, whose compensation as such is reflected on the Summary Compensation Table above, the table below details the compensation paid to our directors for their service as a director in 2021. The Board pays each non-employee director $120,000 for his or her service, of which $48,000 is payable in cash and $72,000 is payable in deferred stock units. Also, the Chairman of the Board receives an additional annual retainer of $40,000, payable in cash. The Chairman of the Compensation Committee and the Chairman of the Governance and Nominating Committee each continue to receive an additional annual committee chairman’s fee of $5,000 payable in cash, and the Chairman of the Audit Committee continues to receive an additional annual committee chairman’s fee of $10,000 payable in cash. Directors may elect to receive deferred stock units in lieu of a cash payment.

	Fees Earned or Paid in Cash $	Stock Awards $(1)	Total $
David Sgro	64,000	96,000	160,000
Arnaud Ajdler(2)	—	124,994	124,994
Paul J. Evans	52,000	78,000	130,000
Grant McCullagh	48,000	71,999	119,999
Sue Steele	50,000	75,000	125,000
James B. Renacci	48,000	71,999	119,999

(1)	The amounts reported in these columns reflect the aggregate grant date fair value of stock awards, grants of stock options and grants of DSUs calculated in accordance with ASC 718. The amounts for options and DSUs do not reflect compensation actually received by the director. The actual value, if any, that a director may realize from an option award is contingent upon the excess of the stock price over the exercise price, if any, on the date the option is exercised; the actual value that a director may realize from a DSU is contingent upon the stock price on the date the DSU is settled following the termination of a director’s service on the Board. Thus, there is no assurance that the value eventually realized by the director will correspond to the amount shown.
(2)	Mr. Ajdler elected to receive DSUs in lieu of his respective cash payments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information regarding the beneficial ownership of our common stock, which is our only class of stock outstanding, as of April 27, 2022, unless otherwise stated in a footnote to the table below, by each person or entity known by us to beneficially own more than five percent (5%) of our common stock, by our directors, by our named executive officers and by all our directors and executive officers as a group. For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of employee stock options granted by the Company) within 60 days. Unless otherwise indicated, the address of each of the beneficial owners is c/o Hill International, Inc., One Commerce Square, 2005 Market Street, 17th Floor, Philadelphia, PA 19103. As of April 27, 2022, there were 57,145,744 shares of our common stock outstanding.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares		Percent
Arnaud Ajdler and Engine Capital Management 1370 Broadway, 5 Floor New York, NY 10016	5,771,251	(1)	10.1%

Wellington Management Company LLP 280 Congress Street Boston, MA 02210	4,485,050	(2)	7.8%

Ancora Advisors, LLC 6060 Parkland Boulevard, Suite 200 Cleveland, OH 44124	4,273,778	(3)	7.5%

David E. Richter and Richter Capital LLC 274 Carter Road Princeton, NJ 08540	2,904,105	(4)	5.1%

Rutabaga Capital Management 64 Broad Street, 3rd Floor, Boston, MA 02109	2,,890,714	(5)	5.1%

NAMED EXECUTIVE OFFICERS AND DIRECTORS:
Raouf S. Ghali	1,531,846	(6)	2.6%
Abdo E. Kardous	152,939	(7)	*
Todd Weintraub	192,549	(8)	*
David Sgro	565,044	(9)	1.0%
Paul J. Evans	425,000	(10)	*
Grant G. McCullagh	121,821	(11)	*
James B. Renacci	120,805	(12)	*
Sue Steele	100,621	(13)	*
All directors and executive officers as a group (10 persons)	9,280,815		16.2%

(1)	Includes (i) 193,995 shares issuable upon settlement of deferred stock units held by Mr. Ajdler and (ii) an aggregate of 5,555,256 shares held by Engine Airflow Capital, L.P. (“Engine Airflow”), Engine Capital, L.P. (“Engine Capital”), and Engine Jet Capital, L.P. (“Engine Jet”). Mr. Ajdler is the managing member of Engine Capital Management, LLC (“Engine Management”), Engine Investments, LLC (“Engine Investments”) and Engine Investments II, LLC (“Engine Investments II”). Engine Management is the investment manager of each of Engine Airflow, Engine Capital and Engine Jet. Engine Investments is the general partner of each of Engine Capital and Engine Jet, and Engine Investments II is the general partner of Engine Airflow. Engine Airflow owns 465,064 shares, Engine Capital owns 2,779,054 shares and Engine Jet owns 2,201,138 shares of the Company’s common stock. Mr. Ajdler disclaims beneficial ownership in such securities except to the extent of his pecuniary interest therein. The beneficial ownership information is based upon Forms 4 filed by Mr. Ajdler with the SEC and other information available to the Company.
(2)	Information is based on a Schedule 13G filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP (collectively, the “Welling Group Entities”) with the SEC on February 4, 2022 (the “Wellington Group 13G”). According to the Wellington Group 13G, Wellington Management Group LLP is an investment advisor and each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings is a parent holding company or control person. The Wellington Group 13G states that each of the Wellington Group Entities has shared voting power and shared dispositive power with respect to 4,485,050 shares. According to the Wellington Group 13G, such shares are owned of record by clients of Wellington Management Company LLP and such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares. Further, the Wellington Group 13G states that, of such clients, only Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio and Wellington Trust Company, NA have such right or power with respect to more than 5% of the shares. Based on a Schedule 13G/A filed by Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio with the SEC on February 4, 2022, Wellington Trust Company, National Association Multiple Common Trust Funds Trust, Micro Cap Equity Portfolio has shared voting power and shared dispositive power with respect to 3,872,932 shares. Based on a Schedule 13G filed by Wellington Trust Company, NA with the SEC on February 4, 2022, Wellington Trust Company, NA has shared voting power and shared dispositive power with respect to 4,485,050 shares.
(3)	Information is based solely upon the Schedule 13D/A filed by Ancora Advisors, LLC with the SEC on June 11, 2019 (the “Ancora 13D/A”). According to the Ancora 13D/A, Acora Advisors, LLC has sole voting power and sole dispositive power with respect to 4,273,778 shares.
(4)	Based upon information available to the Company.
(5)	Information is based solely upon the Schedule 13G/A filed by Rutabaga Capital Management with the SEC on February 8, 2022 (the “Rutabaga 13G/A”). According to the Rutabaga 13G/A, Rutabaga Capital Management has sole voting power and sole dispositive power with respect to 2,890,714 shares.
(6)	Includes (i) 1,000,000 shares issuable upon the exercise of options held by Mr. Ghali, which include 833,333 shares that have vested with respect to such options and 166,667 shares which will vest with respect to such options within 60 days, (ii) 230,782 shares that have vested with respect to restricted stock units held by Mr. Ghali, (iii) 63,830 shares issuable upon settlement of deferred stock units held by Mr. Ghali that have vested and (iv) 26,553 shares held in the Company’s 401(k) Plan.
(7)	Includes 59,284 shares that have vested with respect to restricted stock units held by Mr. Kardous.
(8)	Includes (i) 54,092 shares that have vested with respect to restricted stock units held by Mr. Weintraub and (ii) 20,659 shares issuable upon settlement of deferred stock units held by Mr. Weintraub that have vested.
(9)	Includes (i) 189,394 shares issuable upon the settlement of deferred stock units held by Mr. Sgro and (ii) 360,150 shares held by Jamarant Capital, L.P., of which Mr. Sgro is a Managing Member. Mr. Sgro disclaims beneficial ownership of the shares held by Jamarant Capital, L.P. Information is based solely upon a Form 4/A filed with the SEC on June 9, 2021.
(10)	Includes 137,981 shares issuable upon the settlement of deferred stock units held by Mr. Evans. Information is based solely upon a Form 4/A filed by Mr. Evans with the SEC on November 16, 2021.
(11)	Includes 121,821 shares issuable upon settlement of deferred stock units held by Mr. McCullagh. Information is based solely upon a Form 4/A filed by Mr. Renacci with the SEC on June 9, 2021.
(12)	Includes 70,805 shares of common stock to be issued upon settlement of deferred stock units held by Mr. Renacci. Information is based solely upon a Form 4/A filed by Mr. Renacci with the SEC on June 9, 2021.
(13)	Includes 100,621 shares of common stock to be issued upon settlement of deferred stock units held by Ms. Steele. Information is based solely upon a Form 4/A filed by Ms. Steele with the SEC on June 9, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the year ended December 31, 2021, there were no transactions, or series of similar transactions, to which the Company was or is to be a party in which the amount exceeded $120,000, and in which any of our directors or executive officers, any holders of more than 5% of our common stock or any members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” and “Director Compensation.”

It is the policy and practice of the Board to review and assess information concerning transactions involving related persons. Related persons include our directors and executive officers and their immediate family members. If the determination is made that a related person has a material interest in a transaction involving us, then the disinterested members of the Board would review and, if appropriate, approve or ratify it, and we would disclose the transaction in accordance with SEC rules and regulations. If the related person is a member of the Board, or a family member of a director, then that director would not participate in any determination involving the transaction at issue.

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

In addition to these objective standards, the Board has adopted a general standard, also in compliance with NYSE rules, to the effect that no director qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us. In making this determination, the Board considers all relevant facts and circumstances regarding any transactions, relationships and arrangements between the Company and the director, and also between the Company and any company or organization with which the director is affiliated. The Board has determined that our current independent directors are Arnaud Ajdler, David Sgro, Paul J. Evans, Grant G. McCullagh, Sue Steele and James B. Renacci.

Item 14. Principal Accounting Fees and Services.

Grant Thornton LLP (“Grant Thornton”, Philadelphia, PA, PCAOB ID: 248) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2010, respectively. The fees and expenses for services rendered in the past two fiscal years are set forth in the table below. The Audit Committee pre-approved all of these services.

Type of Fees (in thousands)	2021	2020
Audit Fees(1)	1,738	1,825
Audit-Related Fees(2)	39	39
Total Fees	1,822	1,864

(1)	Audit fees consist of fees billed and an estimate of fees to be billed for services for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consist of fees incurred for the audit of the Company’s 401(k) plan.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(b) Exhibits

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated December 5, 2005, by and among Arpeggio Acquisition Corporation, Hill International, Inc. and certain stockholders of Hill International, Inc., as amended. (Included as Annex A of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Arpeggio Acquisition Corporation. (Included as Annex B of the Definitive Proxy Statement (No. 000-50781) filed on June 6, 2006 and incorporated herein by reference.)

3.2	Amended and Restated By-laws of Hill International, Inc. (Included as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 31, 2017 and incorporated herein by reference.)

3.3	Certificate of First Amendment of Amended and Restated Certificate of Incorporation of Hill International, Inc. (Included as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and incorporated herein by reference.)

4.1	Specimen Common Stock Certificate. (Included as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-114816) filed on April 23, 2004 and incorporated herein by reference.)

4.2 ++	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Hill International, Inc. 2006 Employee Stock Option Plan (as amended through June 11, 2012). (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012 and incorporated herein by reference.)

10.2	U.S. Credit Agreement, dated as of September 26, 2014, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.3	U.S. Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.4	International Credit Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto (Included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.5	International Guaranty and Security Agreement, dated as of September 26, 2014, among Hill International N.V., as borrower, Hill International, Inc., and the lenders party thereto in favor of Société Générale, as administrative agent. (Included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.6	Intercreditor Agreement, dated as of September 26, 2014, by and among Société Générale, as collateral agent, and the loan parties thereto. (Included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 2, 2014 and incorporated herein by reference.)

10.7*	Hill International, Inc. 2007 Restricted Stock Grant Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-141814), filed on April 2, 2007 and incorporated herein by reference.)

10.8*	Hill International, Inc. 2008 Employee Stock Purchase Plan. (Included as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-152145), filed on July 3, 2008 and incorporated herein by reference.)

10.9*	Hill International, Inc. 2015 Senior Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2015 and incorporated herein by reference.)

10.10	Hill International, Inc. 2010 Senior Executive Bonus Plan. (Included as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2010 and incorporated herein by reference.)

10.11*	Hill International, Inc. 2016 Executive Retention Plan. (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.12*	Form of Hill International, Inc. 2016 Executive Retention Plan Participation Agreement. (Included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2016 and incorporated herein by reference.)

10.13*	Hill International, Inc. 2017 Equity Compensation Plan (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 20, 2017 and incorporated herein by reference.)

10.14	Second Amendment to Credit Agreement (Included as Exhibits 10.1 and Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 11, 2017 and incorporated herein by reference.)

10.15	Increased Commitment Agreement (Included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference.)

10.16	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 9, 2018.)

10.17	Nomination and Standstill Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 13, 2018.)

10.18	Hill International, Inc. 2017 Equity Compensation Plan (amended and restated through March 26, 2018) (Included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 28, 2018.)

10.19	Form of Restricted Stock Unit Award Agreement (Included as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.20	Form of Deferred Stock Unit Award Agreement (Officers) (Included as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.21	Form of Deferred Stock Unit Award Agreement (Directors) (Included as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on December 3, 2018.)

10.22	Reduction in Cash Compensation of Board of Directors (disclosed in the Registrant’s Report on Form 8-K filed on April 28, 2020).

21++	Subsidiaries of the Registrant

23.1++	Consent of Grant Thornton, Independent Registered Public Accounting Firm

31.1++	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.PRE++	XBRL Taxonomy Presentation Linkbase Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Taxonomy Label Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Constitutes a management contract or compensatory plan.

+ Filed herewith

++ Filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer

Date:	May 2, 2022

