Form 10-Q
period 2022-03-31
Hill International, Inc.
filed 2022-05-10
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

There were 57,145,744 shares of the Registrant’s Common Stock outstanding at April 27, 2022.

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

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•The risks set forth in Item 1A, “Risk Factors,” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on March 31, 2022 (as amended by Amendment No. 1 thereto filed with the SEC on Form 10-K/A on May 2, 2022, (the "2021 Annual Report");
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
•Risks related to the Company's ability to obtain debt financing or otherwise raise capital to meet required working capital needs and to support potential future acquisition activities;
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

The Company does not intend, and undertakes no obligation to, update any forward-looking statement other than as required by law. In accordance with the Reform Act, Item 1A of our 2021 Annual Report entitled "Risk Factors" contains cautionary statements that accompany those forward looking statements. You should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this Form 10-Q, in our other filings with the SEC or in materials incorporated therein by reference.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$23,935	$21,821
Cash - restricted	3,455	5,562
Accounts receivable, net	123,300	119,516
Current portion of retainage receivable	5,965	9,743
Accounts receivable - affiliates	20,780	21,741
Prepaid expenses and other current assets	10,735	9,937
Income tax receivable	2,115	2,163
Total current assets	190,285	190,483
Property and equipment, net	8,946	8,895
Cash - restricted, net of current portion	2,992	3,063
Operating lease right-of-use assets	18,140	18,347
Financing lease right-of-use assets	738	801
Retainage receivable	7,596	7,491
Acquired intangibles, net	2,989	3,002
Goodwill	43,366	44,127
Investments	1,535	2,038
Deferred income tax assets	2,099	2,165
Other assets	3,286	2,645
Total assets	$281,972	$283,057
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$9,282	$25,841
Accounts payable and accrued expenses	66,109	63,856
Income taxes payable	3,476	2,610
Current portion of deferred revenue	3,610	4,088
Current portion of operating lease liabilities	4,809	4,777
Current portion of financing lease liabilities	247	246
Other current liabilities	4,833	6,006
Total current liabilities	92,366	107,424
Notes payable and long-term debt, net of current maturities	51,089	29,302
Retainage payable	283	279
Deferred income taxes	952	959
Deferred revenue	5,341	9,541
Non-current operating lease liabilities	18,694	18,565
Non-current financing lease liabilities	510	573
Other liabilities	12,183	13,175
Total liabilities	181,418	179,818
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,634 shares and 62,920 shares issued at March 31, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	217,879	217,471
Accumulated deficit	(84,357)	(83,813)
Accumulated other comprehensive (loss) income	(4,451)	(1,813)
Less treasury stock of 6,807 at March 31, 2022 and December 31, 2021	(29,056)	(29,056)
Hill International, Inc. share of equity	100,021	102,795
Noncontrolling interests	533	444
Total equity	100,554	103,239
Total liabilities and stockholders’ equity	$281,972	$283,057
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Consulting fee revenue	$81,431	$72,409
Reimbursable expenses	20,807	14,677
Total revenue	$102,238	$87,086
Direct expenses	70,402	59,855
Gross profit	$31,836	$27,231
Selling, general and administrative expenses	29,543	27,686
Foreign currency exchange loss	1,736	287
Plus: Share of profit of equity method affiliates	457	588
Operating profit (loss)	$1,014	$(154)
Less: Interest and related financing fees, net	1,326	1,347
Other income, net	150	2
Loss before income taxes	$(162)	$(1,499)
Income tax expense	438	1,076
Net loss	$(600)	$(2,575)
Less: net (loss) earnings - noncontrolling interests	(56)	116
Net loss attributable to Hill International, Inc.	$(544)	$(2,691)

Basic loss per common share - Hill International, Inc.	$(0.01)	$(0.05)
Basic weighted average common shares outstanding	57,706	56,978

Diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.05)
Diluted weighted average common shares outstanding	57,706	56,978

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(600)	$(2,575)
Foreign currency translation adjustment, net of tax	(2,559)	(1,642)
Actuarial losses from end of service benefit plan, net of tax	66	—
Comprehensive loss	(3,093)	(4,217)
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	89	(1,048)
Comprehensive loss attributable to Hill International, Inc.	$(3,182)	$(3,169)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2021	63,291	$6	$217,471	$(83,813)	$(1,813)	6,807	$(29,056)	$102,795	$444	$103,239
Net earnings	—	—	—	(544)	—	—	—	(544)	(56)	(600)
Other comprehensive loss	—	—	—	—	(2,638)	—	—	(2,638)	145	(2,493)
Share-based compensation expense	331	—	387	—	—	—	—	387	—	387
Shares issued under employee stock purchase plan	12	—	21	—	—	—	—	21	—	21
Balance - March 31, 2022	63,634	$6	$217,879	$(84,357)	$(4,451)	6,807	$(29,056)	$100,021	$533	$100,554

Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net earnings	—	—	—	(2,691)	—	—	—	(2,691)	116	(2,575)
Other comprehensive income	—	—	—	—	(478)	—	—	(478)	(1,164)	(1,642)
Share-based compensation expense	270	—	449	—	—	—	—	449	—	449
Shares issued under employee stock purchase plan	14	—	43	—	—	—	—	43	—	43
Balance - March 31, 2021	63,204	$6	$215,502	$(82,233)	$840	6,807	$(29,056)	$105,059	$504	$105,563

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(600)	$(2,575)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	589	694
Provision for bad debt	(379)	(231)
Amortization of deferred loan fees	163	220
Deferred tax expense	77	170
Share-based compensation	387	449
Operating lease right-of-use assets	710	1,319
Foreign currency remeasurement losses	239	287
Accounts receivable	(7,232)	(9,835)
Accounts receivable - affiliate	2,596	(2,602)
Prepaid expenses and other current assets	(1,039)	(1,772)
Income taxes receivable	(123)	1,651
Retainage receivable	3,074	203
Other assets	(263)	(2,346)
Accounts payable and accrued expenses	3,560	(3,919)
Income taxes payable	959	46
Deferred revenue	(4,220)	1,195
Operating lease liabilities	(243)	(1,063)
Other current liabilities	(1,115)	1,914
Retainage payable	4	(530)
Finance lease liabilities	(5)	—
Other liabilities	(482)	(1)
Net cash used in operating activities	(3,343)	(16,726)
Cash flows from investing activities:
Purchase of property and equipment	(732)	(812)
Net cash used in investing activities	(732)	(812)
Cash flows from financing activities:
Principal payments on finance leases	(61)	—
Repayment of term loans	(172)	(257)
Proceeds from revolving loans	14,081	5,405
Repayment of revolving loans	(8,553)	(1,777)
Proceeds from stock issued under employee stock purchase plan	21	11
Net cash provided by financing activities	5,316	3,382
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,306)	(541)
Net decrease in cash, cash equivalents and restricted cash	(65)	(14,697)
Cash, cash equivalents and restricted cash — beginning of period	30,447	41,413
Cash, cash equivalents and restricted cash — end of period	$30,382	$26,716

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2022	2021
Interest and related financing fees paid	$1,196	$1,140
Income taxes paid	257	133
Cash paid for amounts included in the measurement of lease liabilities	2,087	1,535
Right-of-use assets obtained in exchange for operating lease liabilities	697	7,906
Right-of-use assets obtained in exchange for finance lease liabilities	—	125

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

Note 2 — Liquidity

At March 31, 2022 and December 31, 2021, the Company's principal sources of liquidity consisted of $23,935 and $21,821 of cash and cash equivalents, respectively, $124 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $490 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $3,329 and $5,980 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

At March 31, 2022, the Company had $22,400 of borrowings and $5,976 of outstanding letters of credit under the Hill International, Inc. - Société Générale Domestic Revolving Credit Facility and $5,537 of borrowings and $605 of outstanding letters of credit under the Hill International N.V. - Société Générale International Revolving Credit Facility. These facilities were originally set to mature on May 4, 2022. On March 31, 2022, the Company entered into an amendment of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on these facilities will increase by 1.0% and the Company will pay an amendment fee of 1.0% or less, contingent on the timing of refinancing the revolving credit facilities. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

The Company believes that it has adequate liquidity and business plans to continue to operate the business for the next 12 months from May 10, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities.

Note 3 — Basis of Presentation

Summary

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pertaining to reports on Form 10-Q and should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended. Accordingly, the accompanying unaudited interim consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, these statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial statements. The consolidated financial statements include the accounts of Hill and its wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Other Income, net

Other Income, net is not significant. During the three months ended March 31, 2022 and 2021, the Company had other non-operating income of $150 and $2, respectively.

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

No single client accounted for 10% or more of total revenue for the three months ended March 31, 2022 or 2021.

There was one client in Africa who represents 10% or more to gross accounts receivable at March 31, 2022 and December 31, 2021, respectively, which represents 13% and 14% of the gross accounts receivable balance at March 31, 2022 and December 31, 2021, respectively. These amounts were fully reserved for at March 31, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$23,935	$21,821
Cash - restricted	3,455	5,562
Cash - restricted, net of current portion	2,992	3,063
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$30,382	$30,446

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

The Company has outstanding options to purchase approximately 1,128 shares and 1,353 shares at March 31, 2022 and 2021, respectively. In addition, the Company had 1,176 and 1,050 restricted and deferred stock units outstanding at March 31, 2022 and 2021, respectively. These awards were excluded from the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021 because they were anti-dilutive.

The following table provides a reconciliation to net loss used in the numerator for loss per share attributable to Hill:

	Three Months Ended March 31,
	2022	2021
Net loss	$(600)	$(2,575)
Less: net (loss) earnings - noncontrolling interests	(56)	116
Net loss attributable to Hill International, Inc.	$(544)	$(2,691)

Basic weighted average common shares outstanding	57,706	56,978
Effect of dilutive securities:
Stock options	—	—
Unvested share-based compensation units	—	—
Diluted weighted average common shares outstanding	57,706	56,978

Basic and diluted loss per common share - Hill International, Inc.	$(0.01)	$(0.05)

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

For additional information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Item 8 of Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, as amended. See update below.

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

The components of the Company’s revenue by contract type and geographic region for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$5,625	$45,024	$50,649	49.6%	$4,274	$40,295	$44,569	51.1%
Middle East/Asia/Pacific	3,024	21,247	24,271	23.7%	2,365	17,710	20,075	23.1%
Europe	7,021	10,438	17,459	17.1%	7,204	5,416	12,620	14.5%
Africa	2,206	7,653	9,859	9.6%	564	9,258	9,822	11.3%
Total	$17,876	$84,362	$102,238	100.0%	$14,407	$72,679	$87,086	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the periods was $3,722 and $2,737, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed as of the end of the reporting period. The Company’s remaining performance obligations include fixed fee projects that have an executed contract, a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact the value or expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope, foreign currency exchange fluctuations and project deferrals, as appropriate. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the right to invoice practical expedient. As of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $125,818 and $114,165, respectively. During the following 12 months, approximately 48.7% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 6 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	March 31, 2022	December 31, 2021
Billed (1)	$112,465	$112,441
Unbilled (2)	49,916	46,014
	162,381	158,455
Allowance for doubtful accounts (1)	(39,081)	(38,939)
Accounts receivable, net	$123,300	$119,516

Accounts Receivable - Affiliates
Billed (3)	$8,927	$10,229
Unbilled (2)	12,581	12,243
	$21,508	$22,472
Allowance for doubtful accounts	(728)	(731)
Accounts receivable - affiliates, net	$20,780	$21,741
(1) Includes $23,647 and $24,031 related to amounts due from a client in Libya as of March 31, 2022 and December 31, 2021, respectively, which where both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at March 31, 2022 from December 31, 2021 is primarily due to the devaluation of the Libyan Dinar.
(2) Amounts are net of unbilled reserves.
(3) Includes $2,358 and $2,179 of retainage receivables due from affiliates as of March 31, 2022 and December 31, 2021, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,900	$—	$2,900	$—
Client relationships	509	420	509	407
Total	$3,409	$420	$3,409	$407

Intangible assets, net	$2,989		$3,002

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 for the three months ended March 31, 2022 and 2021.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2022 (remaining 9 months)	$38
2023	51
2024	—
2025	—
2026	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the three months ended March 31, 2022:

Balance, December 31, 2021	$44,127
Translation adjustments (1)	(761)
Balance, March 31, 2022	$43,366

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of March 31, 2022.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	March 31, 2022	December 31, 2021

Accounts payable	$26,261	$23,573
Accrued payroll and related expenses	21,027	19,699
Accrued subcontractor fees	11,103	12,203
Accrued agency fees	4,790	5,048
Accrued legal and professional fees	1,524	1,833
Other accrued expenses	1,404	1,500
	$66,109	$63,856

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	11/05/2023	Variable	7.47%	7.51%	$28,575	$28,650
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/05/2023	Variable	4.97%	5.06%	22,400	19,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/05/2023	Variable	4.05%	4.06%	5,537	5,802
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2023	Variable	5.70%	5.71%	2,802	151
Unsecured Notes Payable and Long-Term Debt
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.79%	2.79%	345	358
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.23%	2.23%	209	239
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.91%	3.91%	268	295
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.28%	2.28%	273	300
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.54%	2.54%	226	248
Total notes payable and long-term debt, gross					$60,635	$55,443
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(264)	(300)
Notes payable and long-term debt					$60,371	$55,143
Current portion of notes payable					9,486	26,043
Current portion of unamortized debt discount and deferred financing costs					(204)	(202)
Current maturities of notes payable and long-term debt					$9,282	$25,841
Notes payable and long-term debt, net of current maturities					$51,089	$29,302

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through March 31, 2022 since the loan origination or modification date.

(2) As of March 31, 2022 and December 31, 2021, the Company had $5,976 and $6,457 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $124 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 as of March 31, 2022 and December 31, 2021. See 'Secured Credit Facilities' section below for further information.

(3) As of March 31, 2022 and December 31, 2021, the Company had $605 and $478 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $490 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $6,632 and $6,800 as of March 31, 2022 and December 31, 2021, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date; however, the facility is subject to be reviewed annually in April by FAB, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of March 31, 2022 and December 31, 2021. The Company had $329 of availability under the credit facility as of March 31, 2022 and $2,980 as of December 31, 2021.

(5) In July 2021, the Company, through one of its subsidiaries, entered into two overdraft facilities with Arab Bank. There is no stated maturity date however, the facilities are subject to be reviewed annually in July by Arab Bank. Amounts may be drawn in either Egyptian Pounds or in the U.S. Dollar. Interest rates are equal to 1.0%, plus the Central Bank of Egypt ("CBE") corridor rate. No amounts have been drawn on as of March 31, 2022. The Company had $3,000 of availability under the credit facilities as of March 31, 2022.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of March 31, 2022 and December 31, 2021.

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

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at March 31, 2022.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $797 and $314 at March 31, 2022 and December 31, 2021, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

At March 31, 2022, there was no balance payable to AFCO. At December 31, 2021, the balance payable to AFCO of $862 were reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $387 and $449 for the three months ended March 31, 2022 and 2021, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the three months ended March 31, 2022 and 2021, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 463 and 414 RSUs, respectively. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2022 and 2021, the related compensation expense was recorded based on a weighted average price per share of $1.91 and $2.36, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2022, 2023 and 2024 for the RSUs granted during the three months ended March 31, 2022 and for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the three months ended March 31, 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the three months ended March 31, 2022 and 2021, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

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

During the three months ended March 31, 2022 and 2021, 748 and 591 DSUs were granted at a weighted average price of $1.91 and $2.36, respectively. DSUs granted partially include units awarded to the Company's board of directors (the "Board") as part of their annual service retainer. DSUs were also granted to executive officers that are subject to a combination of time and performance based conditions that vest over a three-year period.

Stock Options

At March 31, 2022 and 2021, the Company had approximately 1,128 and 1,353 stock options outstanding, respectively, with a weighted average exercise price of $3.83 and $3.87, respectively. No stock options were granted during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, options lapsed for approximately 225 and 211 shares, respectively, with a weighted average exercise price of $4.03 and $4.95, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were (270.4)% and (71.8)% for the three months ended March 31, 2022 and 2021, respectively. The interim tax calculation prescribed under ASC 740-270 can yield unconventional results as seen in the effective tax rate for the three months ended March 31, 2022, which is impacted by the mix of pretax earnings in certain jurisdictions in which no loss benefit is recognized, as well as a benefit recorded in 2022 for a reduction of certain uncertain tax positions.

The change in the Company’s effective tax rate for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates. Additionally, the Company recognized a benefit for the three months ended March 31, 2022 related to an uncertain tax position, compared to the three months ended March 31, 2021 in which we recognized additional discreet expense for prior period adjustments and changes to certain valuation allowances.

The reserve for uncertain tax positions amounted to $7,663 and $8,855 at March 31, 2022 and December 31, 2021, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense. The Company recorded expense for any tax-related interest and penalties of $(339) and $27 for the three months ended March 31, 2022 and 2021, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended March 31,
	2022		2021

Americas	$50,649	49.6%	$44,569	51.1%
Middle East/Asia/Pacific	24,271	23.7%	20,075	23.1%
Europe	17,459	17.1%	12,620	14.5%
Africa	9,859	9.6%	9,822	11.3%
Total	$102,238	100.0%	$87,086	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,
	2022		2021

Americas	$36,005	44.2%	$31,910	44.0%
Middle East/Asia/Pacific	23,071	28.3%	19,774	27.3%
Europe	13,324	16.4%	11,550	16.0%
Africa	9,031	11.1%	9,175	12.7%
Total	$81,431	100.0%	$72,409	100.0%

For the three months ended March 31, 2022 and March 31, 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended March 31,
	2022	2021

Americas (1)	$6,509	$4,940
Middle East/Asia/Pacific (1)	4,176	1,533
Europe (1)	2,761	1,790
Africa	3,170	1,055
Corporate (2)	(15,602)	(9,472)
Total	$1,014	$(154)
    (1) includes Hill's share of profit (loss) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses of $1,736 and $287 for the three months ended March 31, 2022 and 2021, respectively.

Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2022	2021

Project Management	$343	$423
Corporate	247	271
Total	$590	$694

Total Revenue by Client Type:

	Three Months Ended March 31,
	2022		2021

U.S. federal government	$3,462	3.3%	$3,418	3.9%
U.S. state, regional and local governments	29,955	29.3%	27,729	31.8%
Foreign governments	25,720	25.2%	22,860	26.2%
Private sector	43,101	42.2%	33,079	38.1%
Total	$102,238	100.0%	$87,086	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	March 31, 2022	December 31, 2021

Americas	$6,937	$7,146
Middle East/Asia/Pacific	767	745
Europe	774	586
Africa	468	418
Total	$8,946	$8,895

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
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $210, which is included in other liabilities in the consolidated balance sheet at March 31, 2022.

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

Total rent expense of $2,310 and $2,138 for the three months ended March 31, 2022 and 2021, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the three months ended March 31, 2022 and 2021 included $535 and $489, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended March 31, 2022 and 2021, was $327 and $368, respectively.

The following is a schedule of maturities of lease liabilities by year as of March 31, 2022:

	Total Operating Lease Payments	Total Finance Lease Payments
2022 (excluding the three months ended March 31, 2022)	$4,584	$197
2023	6,135	263
2024	4,925	228
2025	4,038	99
2026	3,534	—
Thereafter	4,731	—
Total minimum lease payments (1)	27,947	787
Less amount representing imputed interest	4,444	30
Present value of lease obligations	$23,503	$757
Weighted average remaining lease term (years)	5.44	3.07
Weighted average discount rate	6.59%	2.46%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of March 31, 2022, where applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

Introduction

The following discussion should be read in conjunction with the information contained in Hill International, Inc.’s (collectively referred to as “Hill”, “we”, “us”, “our” and “the Company”) unaudited consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management's plans and objectives and any statements concerning assumptions related to the foregoing contained in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our 2021 Annual Report, including the factors disclosed therein, as well as "Disclosure Regarding Forward-looking Statements" for certain factors that may cause actual results to vary materially from these forward-looking statements. We assume no obligation to update any of these forward-looking statements other than as required by law.

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

We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees were already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities have not materially impaired our ability to continue to perform services for our clients. As of March 31, 2022, most of our employees returned to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended March 31,		Change
	2022	2021	$	%
Income Statement Data:
Consulting fee revenue	$81,431	$72,409	$9,022	12.5%
Reimbursable expenses	20,807	14,677	6,130	41.8%
Total revenue	$102,238	$87,086	$15,152	17.4%
Direct expenses	70,402	59,855	10,547	17.6%
Gross profit	$31,836	$27,231	$4,605	16.9%
Selling, general and administrative expenses	29,543	27,686	1,857	6.7%
Foreign currency exchange loss	1,736	287	1,449	504.9%
Plus: Share of profit of equity method affiliates	457	588	(131)	(22.3)%
Operating profit (loss)	$1,014	$(154)	$1,168	(758.4)%
Interest and related financing fees, net	1,326	1,347	(21)	(1.6)%
Other income, net	150	2	148	7,400.0%
Loss before income taxes	$(162)	$(1,499)	$1,337	(89.2)%
Income tax expense	438	1,076	(638)	(59.3)%
Net loss	$(600)	$(2,575)	$1,975	(76.7)%
Less: net (loss) earnings - noncontrolling interests	(56)	116	(172)	(148.3)%
Net loss attributable to Hill International, Inc.	$(544)	$(2,691)	$2,147	(79.8)%

Three Months Ended March 31, 2022 Compared to the
Three Months Ended March 31, 2021

Total Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2022		2021		$	%

Americas	$50,649	49.6%	$44,569	51.1%	$6,080	13.6%
Middle East/Asia/Pacific	24,271	23.7%	20,075	23.1%	4,196	20.9%
Europe	17,459	17.1%	12,620	14.5%	4,839	38.3%
Africa	9,859	9.6%	9,822	11.3%	37	0.4%
Total	$102,238	100.0%	$87,086	100.0%	$15,152	17.4%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended March 31,				Change
	2022		2021		$	%

Americas	$36,005	44.2%	$31,910	44.0%	$4,095	12.8%
Middle East/Asia/Pacific	23,071	28.3%	19,774	27.3%	3,297	16.7%
Europe	13,324	16.4%	11,550	16.0%	1,774	15.4%
Africa	9,031	11.1%	9,175	12.7%	(144)	(1.6)%
Total	$81,431	100.0%	$72,409	100.0%	$9,022	12.5%

Total revenue increased approximately $15,152 for the three months ended March 31, 2022 when compared to the same period in 2021. CFR was $81,431 and $72,409 of the total revenue for the three months ended March 31, 2022 and 2021, respectively, which was 79.6% and 83.1% of total revenues, respectively.

The increase in total revenue and CFR in 2022 compared to the prior year period is primarily driven by activity returning to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects. Additionally, the purchase of the NEYO group at the end of the second quarter of 2021 is providing additional revenue during the current year.

Gross Profit by Geographic Region:

	Three Months Ended March 31,						Change
	2022			2021			$	%

			% of Total Revenue			% of Total Revenue
Americas	$14,901	46.8%	29.4%	$13,081	48.0%	29.3%	$1,820	13.9%
Middle East/Asia/Pacific	8,218	25.8%	33.9%	6,123	22.5%	30.5%	2,095	34.2%
Europe	5,259	16.5%	30.1%	4,345	16.0%	34.4%	914	21.0%
Africa	3,458	10.9%	35.1%	3,682	13.5%	37.5%	(224)	(6.1)%
Total	$31,836	100.0%	31.1%	$27,231	100.0%	31.3%	$4,605	16.9%

Gross profit (margin) as a percentage of total revenue for the three months ended March 31, 2022 compared to the same period in 2021, was generally consistent. In the Middle East/Asia/Pacific margin increased as a percentage of total revenue due to new projects with lower labor costs. In Africa, the decrease in margin as a percentage of total revenue was due to the start of a large project with a lower margin. The decrease in margin as a percentage of total revenue in Europe is due to higher subcontractors costs in the current year compared to the same period in 2021, due to subcontractors providing primarily pass through revenue with little to no margin.

SG&A Expenses

Our SG&A expenses increased $1,857 for the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to investments in the business development team and additional expenses associated with the NEYO business purchased during 2021. Also, travel expenses continue to increase towards a pre-COVID level. In addition, consultants and temporary office support increased due to vacancies and additional work needed to address internal control deficiencies. SG&A expenses represented approximately 28.9% and 31.8% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

Foreign Currency Exchange Loss

There was a foreign currency exchange loss of $1,736 and $287 for the three months ended March 31, 2022 and 2021, respectively. The currency exchange loss for three months ended March 31, 2022 was primarily the result of a 15% weakening of the Egyptian Pound against the Euro.

The foreign currency exchange losses for the three months ended March 31, 2021 were primarily the result of a 9% strengthening of the EURO against the US Dollar and currencies pegged to the US Dollar, partially offset by a 68% weakening of the Libyan Dinar against Euro and 8% weakening of the Egyptian pound against Euro.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended March 31, 2022 were $1,326, net of $11 of interest income, compared to interest and related financing fees for the three months ended March 31, 2021 of $1,347, net of $21 of interest income.

Other Income, net

During the three months ended March 31, 2022 and 2021, the Company had other non-operating income of $150 and $2, respectively.

Income Taxes

For the three months ended March 31, 2022 and 2021, we recognized income tax expense of $438 and $1,076, respectively.

The effective income tax rate for the three months ended March 31, 2022 and 2021 were (270.4)% and (71.8)%, respectively. The change in our effective tax rate for the three months ended March 31, 2022 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from May 10, 2022, the date of this report.

At March 31, 2022, our primary sources of liquidity consisted of $23,935 of cash and cash equivalents, of which $19,272 was on deposit in foreign locations, and $3,943 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At March 31, 2022, we had approximately $66,239 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

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

We believe that the Company has adequate liquidity and business plans to continue to operate the business for the next 12 months from May 10, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities.

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

Cash Flows

	Three Months Ended March 31,
	2022	Change	2021

Net cash used in operating activities	$(3,343)	$13,383	$(16,726)
Net cash used in investing activities	(732)	80	(812)
Net cash provided by financing activities	5,316	1,934	3,382
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,306)	(765)	(541)
Net decrease in cash, cash equivalents and restricted cash	$(65)		$(14,697)

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses, partially offset by an increase in accounts payable related to the timing of payments to vendors and subcontractors and an increase in other current liabilities. During the three months ended March 31, 2021, cash used in operating activities was primarily due to increases in accounts receivable related to normal first quarter lower collections as many of our public sector clients await new funding to become available in the new year as well as the timing of payments to vendors and subcontractors. Additionally, the continuing effect of COVID-19 delayed the execution of documentation required for certain clients to remit payments totaling approximately $10 million, the majority of which has been subsequently collected.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $8,625 at December 31, 2021 to $6,447 at March 31, 2022.

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

Investing Activities

During the three months ended March 31, 2022 and 2021, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the three months ended March 31, 2022 and 2021, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2022, the effects of exchange rate changes on cash was primarily driven by the weakening of the Egyptian Pound (13.9%) and Euro (2.5%) against the U.S. Dollar.

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

Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, substantially all of our contracts with our clients may be terminated at will, in which case the client would only be obligated to pay us for services provided through the termination date.

We adjust backlog to reflect project cancellations, deferrals and revisions in scope and cost (both upward and downward) known at the reporting date. Future contract modifications or cancellations, however, may increase or reduce backlog and future CFR.

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
March 31, 2022
Americas	$352,245	47.8%	$120,767	45.7%
Middle East/Asia/Pacific	164,576	22.4%	68,368	25.9%
Europe	104,671	14.2%	39,920	15.1%
Africa	114,578	15.6%	35,272	13.3%
Total	$736,070	100.0%	$264,327	100.0%

December 31, 2021
Americas	$347,489	47.7%	$112,122	43.1%
Middle East/Asia/Pacific	164,268	22.5%	78,080	30.0%
Europe	100,868	13.8%	36,531	14.1%
Africa	116,761	16.0%	33,219	12.8%
Total	$729,386	100.0%	$259,952	100.0%

At March 31, 2022, our backlog was $736,070 compared to $729,386 at December 31, 2021. We estimate that approximately $264,327 or 35.9% of the backlog at March 31, 2022, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $88,006 and equates to a book-to-burn ratio of 108.1% for the three months ended March 31, 2022. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $125,818 and the backlog of $736,070 at March 31, 2022 is due to the backlog including the full value of client contracts billed on a time and materials basis, which contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Critical Accounting Policies

The Company’s interim financial statements were prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"), which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting these judgments increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different than estimated. The critical accounting estimates and assumptions have not materially changed from those identified in our 2021 Annual Report.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2021 Annual Report, our disclosure controls and procedures were ineffective as of March 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting previously identified by management as of December 31, 2021 and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Disclosure Controls and Procedures, of our 2021 Annual Report.

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the three months ended March 31, 2022, as described in Item 9A of our 2021 Annual Report. There were no other material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Third Amendment Agreement and Waiver to Hill International, Inc. Credit Agreement, dated as of March 31, 2022, among Hill International, Inc., as borrower, Société Générale, as administrative agent, collateral agent and lender, the other lenders party thereto, and certain subsidiaries of the Company.

10.2
Third Amendment Agreement and Waiver to Hill International N.V. Credit Agreement, dated as of March 31, 2022, among Hill International N.V., as borrower, Hill International, Inc., certain of its subsidiaries party thereto, and Société Générale, as administrative agent, collateral agent and letter of credit issuer, and the lenders party thereto.

10.3
Guaranty and Security Agreement, dated as of March 31, 2022, among Hill International, N.V., Hill International, Inc., Société Générale, as administrative agent and collateral agent and certain subsidiaries of the Company.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	May 10, 2022

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	May 10, 2022