Form 10-Q
period 2022-06-30
Hill International, Inc.
filed 2022-08-09
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

There were 57,172,994 shares of the Registrant’s Common Stock outstanding at August 1, 2022.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$20,333	$21,821
Cash - restricted	3,897	5,562
Accounts receivable, net	131,117	119,516
Current portion of retainage receivable	6,123	9,743
Accounts receivable - affiliates	21,343	21,741
Prepaid expenses and other current assets	10,981	9,937
Income tax receivable	2,381	2,163
Total current assets	196,175	190,483
Property and equipment, net	8,734	8,895
Cash - restricted, net of current portion	2,919	3,063
Operating lease right-of-use assets	16,951	18,347
Financing lease right-of-use assets	675	801
Retainage receivable	7,616	7,491
Acquired intangibles, net	2,976	3,002
Goodwill	41,805	44,127
Investments	1,124	2,038
Deferred income tax assets	2,071	2,165
Other assets	3,714	2,645
Total assets	$284,760	$283,057
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$28,989	$25,841
Accounts payable and accrued expenses	68,808	63,856
Income taxes payable	3,808	2,610
Current portion of deferred revenue	4,406	4,088
Current portion of operating lease liabilities	4,835	4,777
Current portion of financing lease liabilities	249	246
Other current liabilities	8,429	6,006
Total current liabilities	119,524	107,424
Notes payable and long-term debt, net of current maturities	28,979	29,302
Retainage payable	286	279
Deferred income taxes	936	959
Deferred revenue	5,381	9,541
Non-current operating lease liabilities	17,230	18,565
Non-current financing lease liabilities	448	573
Other liabilities	11,631	13,175
Total liabilities	184,415	179,818
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,664 shares and 62,920 shares issued at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	218,298	217,471
Accumulated deficit	(82,927)	(83,813)
Accumulated other comprehensive (loss) income	(6,463)	(1,813)
Less treasury stock of 6,807 at June 30, 2022 and December 31, 2021	(29,056)	(29,056)
Hill International, Inc. share of equity	99,858	102,795
Noncontrolling interests	487	444
Total equity	100,345	103,239
Total liabilities and stockholders’ equity	$284,760	$283,057
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consulting fee revenue	$87,689	$77,688	$169,120	$150,097
Reimbursable expenses	18,040	23,858	38,846	38,535
Total revenue	$105,729	$101,546	$207,966	$188,632
Direct expenses	68,302	70,263	138,703	130,118
Gross profit	$37,427	$31,283	$69,263	$58,514
Selling, general and administrative expenses	32,254	27,098	61,797	54,784
Foreign currency exchange loss	1,190	1,953	2,926	2,240
Plus: Share of profit of equity method affiliates	492	665	950	1,253
Operating profit	$4,475	$2,897	$5,490	$2,743
Less: Interest and related financing fees, net	1,381	1,504	2,707	2,851
Other loss, net	364	2	214	—
Earnings (loss) before income taxes	$2,730	$1,391	$2,569	$(108)
Income tax expense	1,341	1,793	1,779	2,869
Net earnings (loss)	$1,389	$(402)	$790	$(2,977)
Less: net (loss) earnings - noncontrolling interests	(41)	91	(98)	207
Net earnings (loss) attributable to Hill International, Inc.	$1,430	$(493)	$888	$(3,184)

Basic earnings (loss) per common share - Hill International, Inc.	$0.02	$(0.01)	$0.02	$(0.06)
Basic weighted average common shares outstanding	57,789	57,079	57,748	57,029

Diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$(0.01)	$0.02	$(0.06)
Diluted weighted average common shares outstanding	58,917	57,079	59,087	57,029

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (loss)	$1,389	$(402)	$790	$(2,977)
Foreign currency translation adjustment, net of tax	(2,083)	86	(4,642)	(1,556)
Actuarial losses from end of service benefit plan, net of tax	66	—	132	—
Comprehensive loss	(628)	(316)	(3,720)	(4,533)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(46)	(4)	43	(1,052)
Comprehensive loss attributable to Hill International, Inc.	$(582)	$(312)	$(3,763)	$(3,481)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2021	63,291	$6	$217,471	$(83,813)	$(1,813)	6,807	$(29,056)	$102,795	$444	$103,239
Net loss	—	—	—	(544)	—	—	—	(544)	(56)	(600)
Other comprehensive loss	—	—	—	—	(2,638)	—	—	(2,638)	145	(2,493)
Share-based compensation expense	331	—	387	—	—	—	—	387	—	387
Shares issued under employee stock purchase plan	12	—	21	—	—	—	—	21	—	21
Balance - March 31, 2022	63,634	$6	$217,879	$(84,357)	$(4,451)	6,807	$(29,056)	$100,021	$533	$100,554
Net earnings (loss)	—	—	—	1,430	—	—	—	1,430	(41)	1,389
Other comprehensive loss	—	—	—	—	(2,012)	—	—	(2,012)	(5)	(2,017)
Share-based compensation expense		—	384	—	—	—	—	384	—	384
Shares issued under employee stock purchase plan	30	—	35	—	—	—	—	35	—	35
Balance - June 30, 2022	63,664	$6	$218,298	$(82,927)	$(6,463)	6,807	$(29,056)	$99,858	$487	$100,345

Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net earnings (loss)	—	—	—	(2,691)	—	—	—	(2,691)	116	(2,575)
Other comprehensive income (loss)	—	—	—	—	(478)	—	—	(478)	(1,164)	(1,642)
Share-based compensation expense	270	—	449	—	—	—	—	449	—	449
Shares issued under employee stock purchase plan	14	—	43	—	—	—	—	43	—	43
Balance - March 31, 2021	63,204	$6	$215,502	$(82,233)	$840	6,807	$(29,056)	$105,059	$504	$105,563
Net earnings (loss)	—	—	—	(493)	—	—	—	(493)	91	(402)
Other comprehensive income (loss)	—	—	—	—	181	—	—	181	(95)	86
Share-based compensation expense	—	—	922	—	—	—	—	922	—	922
Shares issued under employee stock purchase plan	30	—	52	—	—	—	—	52	—	52
Balance - June 30, 2021	63,234	$6	$216,476	$(82,726)	$1,021	6,807	$(29,056)	$105,721	$500	$106,221

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$790	$(2,977)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	1,185	1,289
Provision for bad debt	(167)	(2,457)
Amortization of deferred loan fees	291	394
Deferred tax expense	34	143
Share-based compensation	771	1,371
Operating lease right-of-use assets	1,931	2,844
Foreign currency remeasurement losses	973	2,240
Accounts receivable	(16,370)	(7,095)
Accounts receivable - affiliate	399	(10,237)
Prepaid expenses and other current assets	(1,369)	(5,160)
Income taxes receivable	(496)	1,189
Retainage receivable	3,317	(419)
Other assets	(496)	(2,142)
Accounts payable and accrued expenses	7,136	4,037
Income taxes payable	1,274	(376)
Deferred revenue	(2,971)	472
Operating lease liabilities	(1,641)	(1,987)
Other current liabilities	2,507	5,124
Retainage payable	7	(322)
Finance lease liabilities	(9)	—
Other liabilities	(801)	910
Net cash used in operating activities	(3,705)	(13,159)
Cash flows from investing activities:
Purchase of NEYO Group	—	(683)
Purchase of property and equipment	(1,138)	(1,087)
Net cash used in investing activities	(1,138)	(1,770)
Cash flows from financing activities:
Principal payments on finance leases	(122)	—
Repayment of term loans	(339)	(522)
Proceeds from revolving loans	22,868	15,973
Repayment of revolving loans	(19,235)	(11,226)
Proceeds from stock issued under employee stock purchase plan	56	95
Net cash provided by financing activities	3,228	4,320
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,682)	(2,105)
Net decrease in cash, cash equivalents and restricted cash	(3,297)	(12,714)
Cash, cash equivalents and restricted cash — beginning of period	30,446	41,413
Cash, cash equivalents and restricted cash — end of period	$27,149	$28,699

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2022	2021
Interest and related financing fees paid	$2,484	$2,289
Income taxes paid	1,810	1,649
Cash paid for amounts included in the measurement of lease liabilities	3,892	3,148
Right-of-use assets obtained in exchange for operating lease liabilities	759	8,698
Right-of-use assets obtained in exchange for finance lease liabilities	—	205

 See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 — The Company

Hill International, Inc. (“Hill” or the “Company”) is a professional services firm that provides program management, project management, construction management, construction claims and other consulting and advisory services primarily to the buildings, transportation, environmental, energy and industrial markets worldwide. Hill’s clients include the U.S. federal government, U.S. state and local governments, foreign governments and the private sector.

All amounts included in the following Notes to the Consolidated Financial Statements are in thousands, unless otherwise indicated, except per share data.

Note 2 — Liquidity

At June 30, 2022 and December 31, 2021, the Company's principal sources of liquidity consisted of $20,333 and $21,821 of cash and cash equivalents, respectively, $469 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $468 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $5,227 and $5,980 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

On March 31, 2022, the Company entered into an amendment of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities increased by 1.1% and 1.5%, respectively, while the term loan facility interest rate increased by 1.0% and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022. At June 30, 2022, the Company had $22,400 of borrowings and $5,631 of outstanding letters of credit under the Hill International, Inc. - Société Générale Domestic Revolving Credit Facility and $5,222 of borrowings and $565 of outstanding letters of credit under the Hill International N.V. - Société Générale International Revolving Credit Facility. These facilities are set to mature on May 5, 2023.

The Company believes that it has adequate liquidity and business plans to continue to operate the business for the next 12 months from August 9, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities.

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

Other loss, net

During the three months ended June 30, 2022 and 2021, the Company had other non-operating loss of $364 and $2, respectively. During the six months ended June 30, 2022, the Company had other non-operating loss of $214 and no other non-operating loss during the six months ended June 30, 2021.

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

No single client accounted for 10% or more of total revenue for the three and six months ended June 30, 2022 or 2021.

There was one client in Africa who accounted for 10% or more of gross accounts receivable at June 30, 2022 and December 31, 2021, respectively, which represents 14% of the gross accounts receivable balance at June 30, 2022 and December 31, 2021, respectively. These amounts were fully reserved for at June 30, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$20,333	$21,821
Cash - restricted	3,897	5,562
Cash - restricted, net of current portion	2,919	3,063
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$27,149	$30,446

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

The Company has outstanding options to purchase approximately 1,128 shares and 1,353 shares at June 30, 2022 and 2021, respectively. In addition, the Company had 1,176 and 1,050 restricted and deferred stock units outstanding at June 30, 2022 and 2021, respectively. These awards were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2022 and 2021 because they were anti-dilutive.

The following table provides a reconciliation to net earnings (loss) used in the numerator for loss per share attributable to Hill:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (loss)	$1,389	$(402)	$790	$(2,977)
Less: net (loss) earnings - noncontrolling interests	(41)	91	(98)	207
Net earnings (loss) attributable to Hill International, Inc.	$1,430	$(493)	$888	$(3,184)

Basic weighted average common shares outstanding	57,789	57,079	57,748	57,029
Effect of dilutive securities:
Stock options	1,128	—	1,339	—
Unvested share-based compensation units	—	—	—	—
Diluted weighted average common shares outstanding	58,917	57,079	59,087	57,029

Basic and diluted earnings (loss) per common share - Hill International, Inc.	$0.02	$(0.01)	$0.02	$(0.06)

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

The components of the Company’s revenue by contract type and geographic region for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$11,371	$46,769	$58,140	55.0%	$5,106	$46,663	$51,769	51.0%
Middle East/Asia/Pacific	5,635	20,608	26,243	24.8%	3,862	17,762	21,624	21.3%
Europe	6,875	5,606	12,481	11.8%	7,144	11,281	18,425	18.1%
Africa	2,091	6,774	8,865	8.4%	338	9,390	9,728	9.6%
Total	$25,972	$79,757	$105,729	100.0%	$16,450	$85,096	$101,546	100.0%

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$16,996	$91,792	$108,788	52.3%	$9,380	$86,958	$96,338	51.0%
Middle East/Asia/Pacific	8,659	41,855	50,514	24.3%	6,226	35,473	41,699	22.1%
Europe	13,897	16,043	29,940	14.4%	14,349	16,696	31,045	16.5%
Africa	4,296	14,428	18,724	9.0%	902	18,648	19,550	10.4%
Total	$43,848	$164,118	$207,966	100.0%	$30,857	$157,775	$188,632	100.0%

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended June 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the periods was $4,198 and $858, respectively. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the periods was $7,920 and $3,595, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed as of the end of the reporting period. The Company’s remaining performance obligations include fixed fee projects that have an executed contract, a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact the value or expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope, foreign currency exchange fluctuations and project deferrals, as appropriate. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the right to invoice practical expedient. As of June 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $102,094 and $114,165, respectively. During the following 12 months, approximately 43.4% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 6 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	June 30, 2022	December 31, 2021
Billed (1)	$115,188	$112,441
Unbilled (2)	54,234	46,014
	169,422	158,455
Allowance for doubtful accounts (1)	(38,305)	(38,939)
Accounts receivable, net	$131,117	$119,516

Accounts Receivable - Affiliates
Billed (3)	$7,951	$10,229
Unbilled (2)	14,106	12,243
	$22,057	$22,472
Allowance for doubtful accounts	(714)	(731)
Accounts receivable - affiliates, net	$21,343	$21,741
(1) Includes $22,809 and $24,031 related to amounts due from a client in Libya as of June 30, 2022 and December 31, 2021, respectively, which where both fully reserved for in the allowance for doubtful accounts. The decrease in the balance at June 30, 2022 from December 31, 2021 is primarily due to the devaluation of the British Pound.
(2) Amounts are net of unbilled reserves.
(3) Includes $2,600 and $2,179 of retainage receivables due from affiliates as of June 30, 2022 and December 31, 2021, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,900	$—	$2,900	$—
Client relationships	509	433	509	407
Total	$3,409	$433	$3,409	$407

Intangible assets, net	$2,976		$3,002

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 for the three months ended June 30, 2022 and 2021, respectively and $25 for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2022 (remaining 6 months)	$25
2023	51
2024	—
2025	—
2026	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the six months ended June 30, 2022:

Balance, December 31, 2021	$44,127
Translation adjustments (1)	(2,322)
Balance, June 30, 2022	$41,805

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of June 30, 2022.

The Company (the reporting unit) performed its 2021 annual impairment test effective July 1, 2021 and noted no impairment. Based on the valuation as of July 1, 2021, the fair value of the Company exceeded its carrying value. The Company performs its annual impairment test during the second half of each year unless events or circumstances indicate an impairment may have occurred before that time.

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

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	June 30, 2022	December 31, 2021

Accounts payable	$26,283	$23,573
Accrued payroll and related expenses	21,337	19,699
Accrued subcontractor fees	13,225	12,203
Accrued agency fees	4,885	5,048
Accrued legal and professional fees	1,627	1,833
Other accrued expenses	1,451	1,500
	$68,808	$63,856

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	11/05/2023	Variable	7.34%	7.51%	$28,500	$28,650
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/05/2023	Variable	5.02%	5.06%	22,400	19,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/05/2023	Variable	4.23%	4.06%	5,222	5,802
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2023	Variable	5.62%	5.71%	905	151
Unsecured Notes Payable and Long-Term Debt
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.75%	2.79%	327	358
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.21%	2.23%	175	239
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.86%	3.91%	234	295
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.25%	2.28%	238	300
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.50%	2.54%	197	248
Total notes payable and long-term debt, gross					$58,198	$55,443
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(230)	(300)
Notes payable and long-term debt					$57,968	$55,143
Current portion of notes payable					29,196	26,043
Current portion of unamortized debt discount and deferred financing costs					(207)	(202)
Current maturities of notes payable and long-term debt					$28,989	$25,841
Notes payable and long-term debt, net of current maturities					$28,979	$29,302

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through June 30, 2022 since the loan origination or modification date.

(2) As of June 30, 2022 and December 31, 2021, the Company had $5,631 and $6,457 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $469 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,500 as of June 30, 2022 and December 31, 2021. See 'Secured Credit Facilities' section below for further information.

(3) As of June 30, 2022 and December 31, 2021, the Company had $565 and $478 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $468 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $6,255 and $6,800 as of June 30, 2022 and December 31, 2021, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date; however, the facility is subject to be reviewed annually in April by FAB, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of June 30, 2022 and December 31, 2021. The Company had $2,227 of availability under the credit facility as of June 30, 2022 and $2,980 as of December 31, 2021.

(5) In July 2021, the Company, through one of its subsidiaries, entered into two overdraft facilities with Arab Bank. There is no stated maturity date however, the facilities are subject to be reviewed annually in July by Arab Bank. Amounts may be drawn in either Egyptian Pounds or in the U.S. Dollar. Interest rates are equal to 1.0%, plus the Central Bank of Egypt ("CBE") corridor rate. No amounts have been drawn on as of June 30, 2022. The Company had $3,000 of availability under the credit facilities as of June 30, 2022.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of June 30, 2022 and December 31, 2021.

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

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at June 30, 2022.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $1,097 and $314 at June 30, 2022 and December 31, 2021, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

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

On March 31, 2022, the Company entered into an amendment of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities increased by 1.1% and 1.5%, respectively, while the term loan facility interest rate increased by 1.0% and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

Other Financing Arrangements

On May 1, 2022, subsequent to the maturity of the Company's previous commercial premium financing arrangement in April 30, 2022 with AFCO Premium Credit LLC ("AFCO"), the Company entered into a new financing agreement for the renewal of its corporate insurance policies with AFCO for $3,577. The terms of the arrangement include a $304 down payment, followed by monthly payments to be made over an eleven-month period at a 3.99% interest rate through April 30, 2023.

At June 30, 2022, there was $2,693 balance payable to AFCO. At December 31, 2021, the balance payable to AFCO of $862 were reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $384 and $922 for the three months ended June 30, 2022 and 2021, respectively, and $771 and $1,371 for the six months ended June 30, 2022 and 2021, respectively. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the six months ended June 30, 2022 and 2021, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 463 and 414 RSUs, respectively. No RSUs were granted during the three months ended June 30, 2022 and 2021. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2022 and 2021, the related compensation expense was recorded based on a weighted average price per share of $1.91 and $2.36, respectively.

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2022, 2023 and 2024 for the RSUs granted during the six months ended June 30, 2022 and for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the six months ended June 30, 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the six months ended June 30, 2022 and 2021, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

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

During the three months ended June 30, 2022 and 2021, 8 and 184 DSUs were granted at a weighted average price of $1.58 and $2.61, respectively. During the six months ended June 30, 2022 and 2021, 756 and 775 DSUs were granted at a weighted average of $1.91 and $2.45, respectively. DSUs granted partially include units awarded to the Company's board of directors (the "Board") as part of their annual service retainer. DSUs were also granted to executive officers that are subject to a combination of time and performance based conditions that vest over a three-year period.

Stock Options

At June 30, 2022 and 2021, the Company had approximately 1,128 and 1,353 stock options outstanding, respectively, with a weighted average exercise price of $3.83 and $3.87, respectively. No stock options were granted during the six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, options lapsed for approximately 225 and 211 shares, respectively, with a weighted average exercise price of $4.03 and $4.95, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were 49.1% and 128.9% for the three months ended June 30, 2022 and 2021, respectively, and 69.2% and (2656.5)% for the six months ended June 30, 2022 and 2021, respectively.

The change in the Company’s effective tax rate for the six months ended June 30, 2022 from the six months ended June 30, 2021 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates. Additionally, the Company did not recognize any significant discreet tax items for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 in which we recognized additional discreet expense for certain withholding taxes and uncertain tax positions.

The reserve for uncertain tax positions amounted to $7,436 and $8,855 at June 30, 2022 and December 31, 2021, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense (benefit). The Company recorded expense (benefit) for any tax-related interest and penalties of $(36) and $434 for the three months ended June 30, 2022 and 2021, respectively, and $(375) and $461 for the six months ended June 30, 2022 and 2021, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Americas	$58,140	55.0%	$51,769	51.0%	$108,788	52.3%	$96,338	51.0%
Middle East/Asia/Pacific	26,243	24.8%	21,624	21.3%	50,514	24.3%	41,699	22.1%
Europe	12,481	11.8%	18,425	18.1%	29,940	14.4%	31,045	16.5%
Africa	8,865	8.4%	9,728	9.6%	18,724	9.0%	19,550	10.4%
Total	$105,729	100.0%	$101,546	100.0%	$207,966	100.0%	$188,632	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

Americas	$39,683	45.3%	$34,576	44.6%	$75,688	44.7%	$66,486	44.3%
Middle East/Asia/Pacific	25,795	29.4%	20,981	27.0%	48,866	28.9%	40,755	27.2%
Europe	14,022	16.0%	13,090	16.8%	27,346	16.2%	24,640	16.4%
Africa	8,189	9.3%	9,041	11.6%	17,220	10.2%	18,216	12.1%
Total	$87,689	100.0%	$77,688	100.0%	$169,120	100.0%	$150,097	100.0%

For the three months ended June 30, 2022 the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three months ended June 30, 2021, the United States was the only country to account for 10% or more of total revenue. For the six months ended June 30, 2022 and 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Americas (1)	$9,342	$7,431	$15,852	$12,738
Middle East/Asia/Pacific (1)	2,644	2,015	6,820	3,182
Europe (1)	1,253	2,104	4,015	3,894
Africa	4	3,030	3,175	4,085
Corporate (2)	(8,768)	(11,683)	(24,372)	(21,156)
Total	$4,475	$2,897	$5,490	$2,743
    (1) includes Hill's share of profit (loss) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses of $1,190 and $1,953 for the three months ended June 30, 2022 and 2021, respectively and 2,926 and 2,240 for the six months ended June 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Project Management	$357	$340	$700	$763
Corporate	239	255	485	526
Total	$596	$595	$1,185	$1,289

Total Revenue by Client Type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

U.S. federal government	$4,460	4.2%	$4,712	4.6%	$7,919	3.8%	$8,130	4.3%
U.S. state, regional and local governments	37,312	35.3%	32,557	32.1%	67,266	32.3%	60,286	32.0%
Foreign governments	22,569	21.3%	28,876	28.4%	48,290	23.2%	51,736	27.4%
Private sector	41,388	39.2%	35,401	34.9%	84,491	40.7%	68,480	36.3%
Total	$105,729	100.0%	$101,546	100.0%	$207,966	100.0%	$188,632	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	June 30, 2022	December 31, 2021

Americas	$6,762	$7,146
Middle East/Asia/Pacific	841	745
Europe	702	586
Africa	429	418
Total	$8,734	$8,895

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
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $191, which is included in other liabilities in the consolidated balance sheet at June 30, 2022.

Note 14 — Leases

The Company leases office space, equipment and vehicles throughout the world. Many of the Company's operating leases include one or more options to renew at the Company's sole discretion. The lease renewal option terms generally range from 1 month to 5 years for office leases. The determination of whether to include any renewal or early termination options is made by the Company at lease inception when establishing the term of the lease. Based on the later of the lease's commencement date or Company's adoption of ASC-842 on January 1, 2019, the Company recognizes right-of use lease assets and lease liabilities on its consolidated balance sheets for all leases in excess of one year in duration. The lease liability represents the present value of the remaining lease payments, which only includes payments that are fixed and determinable at the time of commencement, over the lease term. The lease term may be adjusted for renewal or early termination options provided in the leases only if it is reasonably certain that the Company will exercise such options. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Total rent expense of $2,053 and $2,105 for the three months ended June 30, 2022 and 2021, respectively, and 4,363 and $4,243 for the six months ended June 30, 2022 and 2021, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the six months ended June 30, 2022 and 2021 included $1,076 and $1,115, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended June 30, 2022 and 2021, was $329 and $426, respectively. The sublease income recognized for the six months ended June 30, 2022 and 2021 was 656 and 794, respectively.

The following is a schedule of maturities of lease liabilities by year as of June 30, 2022:

	Total Operating Lease Payments	Total Finance Lease Payments
2022 (excluding the six months ended June 30, 2022)	$3,057	$131
2023	5,894	263
2024	4,919	228
2025	4,027	99
2026	3,524	—
Thereafter	4,721	—
Total minimum lease payments (1)	26,142	721
Less amount representing imputed interest	4,077	24
Present value of lease obligations	$22,065	$697
Weighted average remaining lease term (years)	5.25	2.83
Weighted average discount rate	6.61%	2.46%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of June 30, 2022, where applicable.

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

We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees were already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities have not materially impaired our ability to continue to perform services for our clients. As of June 30, 2022, most of our employees have returned to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.

Most of the projects to which we provide services have been classified as essential services by the relevant governmental authority and as such have continued despite restrictions on the operation of "non-essential" businesses by certain governmental authorities. The majority of our billable employees have continued to provide billable services to our clients, either on-site or remotely.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income Statement Data:
Consulting fee revenue	$87,689	$77,688	$10,001	12.9%	$169,120	$150,097	$19,023	12.7%
Reimbursable expenses	18,040	23,858	(5,818)	(24.4)%	38,846	38,535	311	0.8%
Total revenue	$105,729	$101,546	$4,183	4.1%	$207,966	$188,632	$19,334	10.2%
Direct expenses	68,302	70,263	(1,961)	(2.8)%	138,703	130,118	8,585	6.6%
Gross profit	$37,427	$31,283	$6,144	19.6%	$69,263	$58,514	$10,749	18.4%
Selling, general and administrative expenses	32,254	27,098	5,156	19.0%	61,797	54,784	7,013	12.8%
Foreign currency exchange loss	1,190	1,953	(763)	(39.1)%	2,926	2,240	686	30.6%
Plus: Share of profit of equity method affiliates	492	665	(173)	(26.0)%	950	1,253	(303)	(24.2)%
Operating profit	$4,475	$2,897	$1,578	54.5%	$5,490	$2,743	$2,747	100.1%
Interest and related financing fees, net	1,381	1,504	(123)	(8.2)%	2,707	2,851	(144)	(5.1)%
Other loss, net	364	2	362	18,100.0%	214	—	214	100.0%
Earnings (loss) before income taxes	$2,730	$1,391	$1,339	96.3%	$2,569	$(108)	$2,677	(2,478.7)%
Income tax expense	1,341	1,793	(452)	(25.2)%	1,779	2,869	(1,090)	(38.0)%
Net earnings (loss)	$1,389	$(402)	$1,791	(445.5)%	$790	$(2,977)	$3,767	(126.5)%
Less: net (loss) earnings - noncontrolling interests	(41)	91	(132)	(145.1)%	(98)	207	(305)	(147.3)%
Net earnings (loss) attributable to Hill International, Inc.	$1,430	$(493)	$1,923	(390.1)%	$888	$(3,184)	$4,072	(127.9)%

Three Months Ended June 30, 2022 Compared to the
Three Months Ended June 30, 2021

Total Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2022		2021		$	%

Americas	$58,140	55.0%	$51,769	51.0%	$6,371	12.3%
Middle East/Asia/Pacific	26,243	24.8%	21,624	21.3%	4,619	21.4%
Europe	12,481	11.8%	18,425	18.1%	(5,944)	(32.3)%
Africa	8,865	8.4%	9,728	9.6%	(863)	(8.9)%
Total	$105,729	100.0%	$101,546	100.0%	$4,183	4.1%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended June 30,				Change
	2022		2021		$	%

Americas	$39,683	45.3%	$34,576	44.6%	$5,107	14.8%
Middle East/Asia/Pacific	25,795	29.4%	20,981	27.0%	4,814	22.9%
Europe	14,022	16.0%	13,090	16.8%	932	7.1%
Africa	8,189	9.3%	9,041	11.6%	(852)	(9.4)%
Total	$87,689	100.0%	$77,688	100.0%	$10,001	12.9%

Total revenue increased approximately $4,183 for the three months ended June 30, 2022 when compared to the same period in 2021. CFR was $87,689 and $77,688 of the total revenue for the three months ended June 30, 2022 and 2021, respectively, which was 82.9% and 76.5% of total revenues, respectively.

The increase in total revenue and CFR during the three months ended June 30, 2022 compared to the same period in the prior year is primarily driven by activity returning to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects. Additionally, the purchase of the NEYO group at the end of the second quarter of 2021 provided an additional $623 to total revenue and CFR during the current year period.

Gross Profit by Geographic Region:

	Three Months Ended June 30,						Change
	2022			2021			$	%

			% of Total Revenue			% of Total Revenue
Americas	$17,375	46.4%	29.9%	$15,179	48.5%	29.3%	$2,196	14.5%
Middle East/Asia/Pacific	10,991	29.4%	41.9%	7,575	24.2%	35.0%	3,416	45.1%
Europe	5,734	15.3%	45.9%	5,099	16.3%	27.7%	635	12.5%
Africa	3,327	8.9%	37.5%	3,430	11.0%	35.3%	(103)	(3.0)%
Total	$37,427	100.0%	35.4%	$31,283	100.0%	30.8%	$6,144	19.6%

Gross profit (margin) as a percentage of total revenue increased for the three months ended June 30, 2022 compared to the same period in 2021. In the Middle East/Asia/Pacific margin increased as a percentage of total revenue due to new projects with lower labor costs. In Africa, the increase in margin as a percentage of total revenue was due to a decline in labor cost.

SG&A Expenses

Our SG&A expenses increased $5,156 for the three months ended June 30, 2022 compared to the same period in 2021. The increase in year-over-year SG&A reflected increased investments in Hill's business development team and additional expenses associated with the NEYO acquisition in June 2021, as well as higher costs associated with consultants, temporary office support, and travel. SG&A in 2022 also included a $0.6 million charge related to a bond that was called. The Company has received a final court order to have the bond returned and expects to reverse its charge in the second half of 2022. SG&A expenses in the second quarter of 2021 were reduced by $0.5 million representing an increase in bad debt recoveries associated with the receipt of payments against previously reserved receivables, on a Libyan-based project.

Excluding the impact of the above-referenced Libya bad debt recoveries and bond cost, SG&A expenses as a percentage of gross profit in the quarters ended June 30, 2022 and June 30, 2021 would have been 84.5% and 88.1%, respectively.

Foreign Currency Exchange Loss

There was a foreign currency exchange loss of $1,190 and $1,953 for the three months ended June 30, 2022 and 2021, respectively. The currency exchange loss for three months ended June 30, 2022 was primarily the result of the weakening of the Euro against the dollar. The currency exchange loss for the three months ended June 30, 2021 was primarily the result of the weakening of the Libyan Dinar against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended June 30, 2022 were $1,381, net of $57 of interest income, compared to interest and related financing fees for the three months ended June 30, 2021 of $1,504, net of $38 of interest income.

Other Loss, net

Other loss, net is comprised primarily of interest cost from the Company's End of Service Benefit Plan.

Income Taxes

For the three months ended June 30, 2022 and 2021, we recognized income tax expense of $1,341 and $1,793, respectively.

The effective income tax rate for the three months ended June 30, 2022 and 2021 were 49.1% and 128.9%, respectively. The change in our effective tax rate for the three months ended June 30, 2022 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

Six Months Ended June 30, 2022 Compared to the
Six Months Ended June 30, 2021

Total Revenue by Geographic Region:

	Six Months Ended June 30,				Change
	2022		2021		$	%

Americas	$108,788	52.3%	$96,338	51.0%	$12,450	12.9%
Middle East/Asia/Pacific	50,514	24.3%	41,699	22.1%	8,815	21.1%
Europe	29,940	14.4%	31,045	16.5%	(1,105)	(3.6)%
Africa	18,724	9.0%	19,550	10.4%	(826)	(4.2)%
Total	$207,966	100.0%	$188,632	100.0%	$19,334	10.2%

Consulting Fee Revenue:

	Six Months Ended June 30,				Change
	2022		2021		$	%

Americas	$75,688	44.7%	$66,486	44.3%	$9,202	13.8%
Middle East/Asia/Pacific	48,866	28.9%	40,755	27.2%	8,111	19.9%
Europe	27,346	16.2%	24,640	16.4%	2,706	11.0%
Africa	17,220	10.2%	18,216	12.1%	(996)	(5.5)%
Total	$169,120	100.0%	$150,097	100.0%	$19,023	12.7%

Total revenue increased $19,334 for the six months ended June 30, 2022 when compared to the same period in 2021. CFR was $169,120 and $150,097 for the six months ended June 30, 2022 and 2021, respectively, which comprised 81.3% and 79.6% of total revenues, respectively.

The increases in total revenue and CFR for the six months ended June 30, 2022 compared to the prior year period is primarily driven by activity returning to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects. Additionally, the purchase of NEYO group at the end of the second quarter of 2021 provided an additional $1,300 to total revenue and CFR during the current year period.

Gross Profit by Geographic Region:

	Six Months Ended June 30,						Change
	2022			2021			$	%

			% of Total Revenue			% of Total Revenue
Americas	$32,276	46.6%	29.7%	$28,263	48.3%	29.3%	$4,013	14.2%
Middle East/Asia/Pacific	19,209	27.7%	38.0%	13,695	23.4%	32.8%	5,514	40.3%
Europe	10,993	15.9%	36.7%	9,444	16.1%	30.4%	1,549	16.4%
Africa	6,785	9.8%	36.2%	7,112	12.2%	36.4%	(327)	(4.6)%
Total	$69,263	100.0%	33.3%	$58,514	100.0%	31.0%	$10,749	18.4%

Gross profit (margin) as a percentage of total revenue increased 2.3% for the six months ended June 30, 2022 compared to the same period in the 2021. In the Middle East/Asia/Pacific region, gross profit as a percentage of total revenue increased primarily due to new projects with lower labor costs. In Europe, gross profit as a percentage of total revenue increased due to mix of labor used on projects.
SG&A Expenses

SG&A expenses for the six months ended June 30, 2022 increased by approximately $7,013 when compared to the same period in the prior year. The increase was primarily due to investments in the business development team and additional expenses associated with the NEYO business purchased during 2021. In addition, consultants and temporary office support increased due to vacancies and additional work needed to address internal control deficiencies, and travel related expenses continue to increase towards a pre-COVID level. SG&A in 2022 also included a $0.6 million charge related to a bond that was called. The Company has received a final court order to have the bond returned and expects to reverse its charge in the second half of 2022. Also, the prior year period was reduced by an increase in bad debt recoveries associated with the receipt of payments against previously reserved receivables, primarily on a Libyan-based project.

Excluding the impact of the above-referenced Libya bad debt recoveries and bond cost, SG&A expenses as a percentage of gross profit in the six months ended June 30, 2022 and June 30, 2021 would have been 89.1% and 94.4%, respectively.

Foreign Currency Exchange Loss

There were foreign currency exchange losses of $2,926 and $2,240 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, the foreign currency exchange losses were primarily caused by the weakening of the Euro. For the six months ended June 30, 2021, the foreign currency exchange losses were primarily caused by the strengthening of the Euro against the US Dollar and currencies pegged to the US Dollar, partially offset by a 70% weakening of the Libyan Dinar against the Euro and an 8% weakening of the Egyptian pound against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees decreased $144 to $2,707 net of $69 interest income for the six months ended June 30, 2022 as compared with $2,851 for six months ended June 30, 2021, net of $17 of interest income.

Other Loss, net

Other loss, net is comprised primarily of interest cost from the Company's End of Service Benefit Plan.

Income Taxes

For the six months ended June 30, 2022 and 2021, we recognized income tax expense of $1,779 and $2,869, respectively.

The effective income tax rate for the six-month periods ended June 30, 2022 and 2021 was 69.2% and (2656.5)%, respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2022 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from August 9, 2022, the date of this report.

At June 30, 2022, our primary sources of liquidity consisted of $20,333 of cash and cash equivalents, of which $18,474 was on deposit in foreign locations, and $6,164 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At June 30, 2022, we had approximately $66,979 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

On March 31, 2022, we entered into an amendment of our main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities increased by 1.1% and 1.5%, respectively, while the term loan facility interest rate increased by 1.0% and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $3,000 on each of September 30, 2022 and December 31, 2022.

We believe that the Company has adequate liquidity and business plans to continue to operate the business for the next 12 months from August 9, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities. The Company has retained a debt advisor to assist in the refinancing of these facilities and is conducting a formal process to secure this funding. The Company expects to refinance these facilities by the end of 2022.

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

Cash Flows

	Six Months Ended June 30,
	2022	Change	2021

Net cash used in operating activities	$(3,705)	$9,454	$(13,159)
Net cash used in investing activities	(1,138)	632	(1,770)
Net cash provided by financing activities	3,228	(1,092)	4,320
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,682)	423	(2,105)
Net decrease in cash, cash equivalents and restricted cash	$(3,297)		$(12,714)

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was primarily due to an increase in accounts receivable, partially offset by an increase in accounts payable related to the timing of payments to vendors and subcontractors, an increase in other current liabilities and a decrease in retainage receivable. During the six months ended June 30, 2021, cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses, partially offset by an increase in in accounts payable related to the timing of payments to vendors and subcontractors and an increase in other current liabilities.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $8,625 at December 31, 2021 to $6,816 at June 30, 2022.

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

Investing Activities

During the six months ended June 30, 2022 and 2021, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the six months ended June 30, 2022 and 2021, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2022, the effects of exchange rate changes on cash was primarily driven by the weakening of the Egyptian Pound (16.1%) and Euro (6.5%) against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
June 30, 2022
Americas	$341,054	47.1%	$110,134	44.1%
Middle East/Asia/Pacific	169,407	23.4%	65,057	26.0%
Europe	104,882	14.5%	39,368	15.8%
Africa	108,337	15.0%	35,330	14.1%
Total	$723,680	100.0%	$249,889	100.0%

December 31, 2021
Americas	$347,489	47.7%	$112,122	43.1%
Middle East/Asia/Pacific	164,268	22.5%	78,080	30.0%
Europe	100,868	13.8%	36,531	14.1%
Africa	116,761	16.0%	33,219	12.8%
Total	$729,386	100.0%	$259,952	100.0%

At June 30, 2022, our backlog was $723,680 compared to $729,386 at December 31, 2021. We estimate that approximately $249,889 or 34.5% of the backlog at June 30, 2022, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $174,668 and equates to a book-to-burn ratio of 103.3% for the six months ended June 30, 2022. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $102,094 and the backlog of $723,680 at June 30, 2022 is due to the backlog including the full value of client contracts billed on a time and materials basis, whereas such time and material contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2021 Annual Report, our disclosure controls and procedures were ineffective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the six months ended June 30, 2022, as described in Item 9A of our 2021 Annual Report. Management has implemented a series of both new and enhanced controls related to the deficiencies identified as a material weakness during the first two quarters of 2022. Management believes that effective performance of these controls over the course of 2022 will remediate the material weakness. Management has conducted testing of these controls for the first quarter and concluded the controls were effective. In order for the material weakness to be remediated, the controls must continue to be effective throughout 2022, evidenced by testing of these controls by both management and our independent auditors. There were no other material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	August 9, 2022

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	August 9, 2022