Form 10-Q
period 2022-09-30
Hill International, Inc.
filed 2022-11-14
CIK 1287808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

There were 57,086,992 shares of the Registrant’s Common Stock outstanding at November 1, 2022.

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

•Statements about the Merger;
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

Important factors that could cause the Company's actual results to differ materially from estimates or projections contained in our forward-looking statements include:

•Risks associated with our ability to consummate the Merger, and the timing of the closing of the Merger, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing of the Merger will not occur;
•The occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;
•The outcome of any legal proceedings that have been or may be instituted against the parties to, and others related to, the Merger and the Merger Agreement;
•The Merger diverting management’s attention from our ongoing business operations;
•Restrictions on the conduct of our business prior to completing the Merger, which may prevent us from pursuing certain strategic transactions, undertaking certain financing transactions and otherwise pursuing other actions, even if such actions could prove beneficial, and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement;
•The risk that the pendency of the Merger could adversely affect our business and operations, including the risk that some of our current or prospective customers, lenders or partners may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger completed;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Cash and cash equivalents	$22,834	$21,821
Cash - restricted	4,131	5,562
Accounts receivable, net	136,267	119,516
Current portion of retainage receivable	7,511	9,743
Accounts receivable - affiliates	19,702	21,741
Prepaid expenses and other current assets	9,224	9,937
Income tax receivable	1,397	2,163
Total current assets	201,066	190,483
Property and equipment, net	8,416	8,895
Cash - restricted, net of current portion	2,843	3,063
Operating lease right-of-use assets	15,825	18,347
Financing lease right-of-use assets	613	801
Retainage receivable	5,910	7,491
Acquired intangibles, net	2,963	3,002
Goodwill	40,105	44,127
Investments	1,139	2,038
Deferred income tax assets	1,944	2,165
Other assets	4,018	2,645
Total assets	$284,842	$283,057
Liabilities and Stockholders’ Equity
Current maturities of notes payable and long-term debt	$31,335	$25,841
Accounts payable and accrued expenses	74,028	63,856
Income taxes payable	4,438	2,610
Current portion of deferred revenue	4,406	4,088
Current portion of operating lease liabilities	4,788	4,777
Current portion of financing lease liabilities	250	246
Other current liabilities	6,997	6,006
Total current liabilities	126,242	107,424
Notes payable and long-term debt, net of current maturities	28,816	29,302
Retainage payable	326	279
Deferred income taxes	918	959
Deferred revenue	3,627	9,541
Non-current operating lease liabilities	15,981	18,565
Non-current financing lease liabilities	385	573
Other liabilities	10,990	13,175
Total liabilities	187,285	179,818
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 63,664 shares and 63,291 shares issued at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	219,116	217,471
Accumulated deficit	(83,616)	(83,813)
Accumulated other comprehensive loss	(9,342)	(1,813)
Less treasury stock of 6,807 at September 30, 2022 and December 31, 2021	(29,056)	(29,056)
Hill International, Inc. share of equity	97,108	102,795
Noncontrolling interests	449	444
Total equity	97,557	103,239
Total liabilities and stockholders’ equity	$284,842	$283,057
See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consulting fee revenue	$85,142	$77,061	$254,262	$227,158
Reimbursable expenses	24,429	19,543	63,275	58,079
Total revenue	$109,571	$96,604	$317,537	$285,237
Direct expenses	74,917	64,196	213,620	194,314
Gross profit	$34,654	$32,408	$103,917	$90,923
Selling, general and administrative expenses	31,035	28,121	92,831	82,906
Foreign currency exchange loss	803	511	3,730	2,751
Plus: Share of profit of equity method affiliates	506	551	1,456	1,805
Operating profit	$3,322	$4,327	$8,812	$7,071
Less: Interest and related financing fees, net	2,098	1,226	4,805	4,077
Other loss, net	104	—	319	—
Earnings before income taxes	$1,120	$3,101	$3,688	$2,994
Income tax expense	1,823	1,784	3,602	4,653
Net earnings (loss)	$(703)	$1,317	$86	$(1,659)
Less: net (loss) earnings - noncontrolling interests	(14)	58	(112)	265
Net (loss) earnings attributable to Hill International, Inc.	$(689)	$1,259	$198	$(1,924)

Basic (loss) earnings per common share - Hill International, Inc.	$(0.01)	$0.02	$—	$(0.03)
Basic weighted average common shares outstanding	58,073	57,245	57,858	57,102

Diluted (loss) earnings per common share - Hill International, Inc.	$(0.01)	$0.02	$—	$(0.03)
Diluted weighted average common shares outstanding	58,073	57,245	59,767	57,102

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) earnings	$(703)	$1,317	$86	$(1,659)
Foreign currency translation adjustment, net of tax	(2,969)	(1,177)	(7,611)	(2,733)
Actuarial losses from end of service benefit plan, net of tax	66	—	198	—
Comprehensive (loss) earnings	(3,606)	140	(7,327)	(4,392)
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(38)	(32)	5	(1,084)
Comprehensive (loss) earnings attributable to Hill International, Inc.	$(3,568)	$172	$(7,332)	$(3,308)

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Hill Share of Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance - December 31, 2021	63,291	$6	$217,471	$(83,813)	$(1,813)	6,807	$(29,056)	$102,795	$444	$103,239
Net (loss) income	—	—	—	886	—	—	—	886	(97)	789
Other comprehensive (loss) income	—	—	—	—	(4,650)	—	—	(4,650)	140	(4,510)
Share-based compensation expense	331	—	771	—	—	—	—	771	—	771
Shares issued under employee stock purchase plan	42	—	56	—	—	—	—	56	—	56
Balance - June 30, 2022	63,664	$6	$218,298	$(82,927)	$(6,463)	6,807	$(29,056)	$99,858	$487	$100,345
Net earnings (loss)	—	—	—	(689)	—	—	—	(689)	(14)	(703)
Other comprehensive loss	—	—	—	—	(2,879)	—	—	(2,879)	(24)	(2,903)
Share-based compensation expense	10	—	818	—	—	—	—	818	—	818
Shares issued under employee stock purchase plan		—		—	—	—	—	—	—	—
Balance - September 30, 2022	63,674	$6	$219,116	$(83,616)	$(9,342)	6,807	$(29,056)	$97,108	$449	$97,557

Balance - December 31, 2020	62,920	$6	$215,010	$(79,542)	$1,318	6,807	$(29,056)	$107,736	$1,552	$109,288
Net earnings (loss)	—	—	—	(3,184)	—	—	—	(3,184)	207	(2,977)
Other comprehensive income (loss)	—	—	—	—	(297)	—	—	(297)	(1,259)	(1,556)
Share-based compensation expense	270	—	1,371	—	—	—	—	1,371	—	1,371
Shares issued under employee stock purchase plan	44	—	95	—	—	—	—	95	—	95
Balance - June 30, 2021	63,234	$6	$216,476	$(82,726)	$1,021	6,807	$(29,056)	$105,721	$500	$106,221
Net earnings (loss)	—	—	—	1,259	—	—	—	1,259	58	1,317
Other comprehensive income (loss)	—	—	—	—	(1,087)	—	—	(1,087)	(90)	(1,177)
Share-based compensation expense	3	—	443	—	—	—	—	443	—	443
Shares issued under employee stock purchase plan	12	—	23	—	—	—	—	23	—	23
Balance - September 30, 2021	63,249	$6	$216,942	$(81,467)	$(66)	6,807	$(29,056)	$106,359	$468	$106,827

See accompanying notes to consolidated financial statements.

HILL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$86	$(1,659)
Adjustments to reconcile net loss to net cash provided by (used in):
Depreciation and amortization	1,784	1,856
Recovery for bad debt	(431)	(2,794)
Amortization of deferred loan fees	344	568
Deferred tax expense	140	(120)
Share-based compensation	1,589	1,814
Operating lease right-of-use assets	3,908	3,306
Foreign currency remeasurement losses	1,544	2,510
Accounts receivable	(23,773)	(15,521)
Accounts receivable - affiliate	2,039	(5,728)
Prepaid expenses and other current assets	253	(3,951)
Income taxes receivable	399	1,232
Retainage receivable	3,534	(953)
Other assets	(976)	(1,926)
Accounts payable and accrued expenses	13,440	13,181
Income taxes payable	1,944	(1,202)
Deferred revenue	(4,351)	1,482
Operating lease liabilities	(3,702)	(2,698)
Other current liabilities	1,139	3,432
Retainage payable	47	(314)
Finance lease liabilities	(13)	—
Other liabilities	(1,260)	492
Net cash used in operating activities	(2,316)	(6,993)
Cash flows from investing activities:
Purchase of NEYO Group	—	(681)
Purchase of property and equipment	(1,472)	(1,197)
Net cash used in investing activities	(1,472)	(1,878)
Cash flows from financing activities:
Principal payments on finance leases	(184)	—
Repayment of term loans	(505)	(802)
Proceeds from revolving loans	31,667	29,785
Repayment of revolving loans	(25,336)	(25,816)
Proceeds from stock issued under employee stock purchase plan	56	118
Net cash provided by financing activities	5,698	3,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,548)	(2,654)
Net decrease in cash, cash equivalents and restricted cash	(638)	(8,240)
Cash, cash equivalents and restricted cash — beginning of period	30,446	41,413
Cash, cash equivalents and restricted cash — end of period	$29,808	$33,173

	Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2022	2021
Interest and related financing fees paid	$4,668	$3,520
Income taxes paid	2,218	3,830
Cash paid for amounts included in the measurement of lease liabilities	5,681	4,897
Right-of-use assets obtained in exchange for operating lease liabilities	1,648	8,568
Right-of-use assets obtained in exchange for finance lease liabilities	—	538

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

On August 26, 2022, Hill, Global Infrastructure Solutions Inc. (“Parent”), and Liberty Acquisition Sub Inc., an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), which amended and restated the Agreement and Plan of Merger, dated as of August 16, 2022, by and among the Company, Parent and Merger Sub. The Merger Agreement provides that, upon the terms and conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub will be merged with and into Hill (the “Merger”) with Hill surviving the Merger as the surviving corporation and an indirect wholly owned subsidiary of Parent.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Hill’s common stock, other than as provided below, will be converted into the right to receive $3.40, without interest (such amount of cash, the “Merger Consideration”). The following shares of Hill common stock will not be converted into the right to receive the Merger Consideration in connection with the Merger: (i) shares held in treasury by Hill or owned by Parent or Merger Sub or any direct or indirect wholly owned subsidiaries of Parent, Merger Sub or Hill immediately prior to the effective time, and (ii) shares issued and outstanding immediately prior to the effective time that are held by a holder who is entitled to demand and has properly exercised and perfected demand and has properly exercised and perfected demand for appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) and has not effectively and validly withdrawn or lost such holder’s rights to appraisal.

Pursuant to the terms of the Merger Agreement, the consummation of the Merger remains subject to various closing conditions, including but not limited to (i) the receipt of consent or authorization under certain foreign antitrust laws, and (ii) the absence of any order that has the effect of preventing, making illegal or otherwise prohibiting the consummation of the Merger. As of the date hereof, the Company continues to expect to complete the Merger in the fourth calendar quarter of 2022. Upon the consummation of the Merger, Hill will no longer be traded or listed on any public securities exchange.

Note 2 — Liquidity

At September 30, 2022 and December 31, 2021, the Company's principal sources of liquidity consisted of $22,834 and $21,821 of cash and cash equivalents, respectively, $7 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively, $175 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively, and $3,436 and $5,980 under other foreign credit agreements, respectively. Additional information regarding the Company's credit facilities is set forth in Note 9 - Notes Payable and Long-Term Debt.

On March 31, 2022 and September 30, 2022, the Company entered into amendments of its main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities increased by 1.1% and 1.5%, respectively, effective March 31, 2022, while the term loan facility interest rate increased by 1.0%, effective March 31, 2022, and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities was reduced by an amount equal to $500 on each of September 30, 2022 and October 31, 2022 and will be further permanently reduced by $500 on November 30, 2022 and $3,000 on December 31, 2022. At September 30, 2022, the Company had $23,303 of borrowings and $4,972 of outstanding letters of credit under the Hill International, Inc. - Société Générale Domestic Revolving Credit Facility and $4,884 of borrowings and $509 of outstanding letters of credit under the Hill International N.V. - Société Générale International Revolving Credit Facility. These facilities are set to mature on May 5, 2023.

The Company believes that it has adequate liquidity and business plans to continue to operate the business for the next 12 months from November 14, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities.

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

No single client accounted for 10% or more of total revenue for the three and nine months ended September 30, 2022 or 2021.

There was one client in Africa who accounted for 10% or more of gross accounts receivable at September 30, 2022 and December 31, 2021, respectively, which represents 14% of the gross accounts receivable balance at September 30, 2022 and December 31, 2021, respectively. These amounts were fully reserved for at September 30, 2022 and December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$22,834	$21,821
Cash - restricted	4,131	5,562
Cash - restricted, net of current portion	2,843	3,063
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$29,808	$30,446

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

The Company has outstanding options to purchase approximately 1,128 shares and 1,353 shares at September 30, 2022 and 2021, respectively. In addition, the Company had 138 and 1,038 restricted and deferred stock units outstanding at September 30, 2022 and 2021, respectively. These awards were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 because they were anti-dilutive.

The following table provides a reconciliation to net earnings (loss) used in the numerator for loss per share attributable to Hill:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) earnings	$(703)	$1,317	$86	$(1,659)
Less: net (loss) earnings - noncontrolling interests	(14)	58	(112)	265
Net (loss) earnings attributable to Hill International, Inc.	$(689)	$1,259	$198	$(1,924)

Basic weighted average common shares outstanding	58,073	57,245	57,858	57,102
Effect of dilutive securities:
Stock options	—	—	—	—
Unissued share-based compensation units	—	—	1,909	—
Diluted weighted average common shares outstanding	58,073	57,245	59,767	57,102

Basic and diluted (loss) earnings per common share - Hill International, Inc.	$(0.01)	$0.02	$—	$(0.03)

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

The components of the Company’s revenue by contract type and geographic region for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$6,068	$51,807	$57,875	52.7%	$5,398	$45,964	$51,362	53.1%
Middle East/Asia/Pacific	3,507	21,871	25,378	23.2%	773	20,848	21,621	22.4%
Europe	8,923	7,361	16,284	14.9%	10,898	2,999	13,897	14.4%
Africa	3,791	6,243	10,034	9.2%	1,125	8,599	9,724	10.1%
Total	$22,289	$87,282	$109,571	100.0%	$18,194	$78,410	$96,604	100.0%

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Fixed Price	T&M	Total	Percent of Total Revenue	Fixed Price	T&M	Total	Percent of Total Revenue
Americas	$23,064	$143,602	$166,666	52.4%	$14,778	$132,923	$147,701	51.7%
Middle East/Asia/Pacific	12,162	63,730	75,892	23.9%	7,000	56,320	63,320	22.2%
Europe	22,819	23,401	46,220	14.6%	25,247	19,695	44,942	15.8%
Africa	8,087	20,672	28,759	9.1%	2,027	27,247	29,274	10.3%
Total	$66,132	$251,405	$317,537	100.0%	$49,052	$236,185	$285,237	100.0%

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

For basic and cost-plus T&M contracts and T&M with a cap contracts, the Company recognizes revenue over time using the output method which measures progress toward complete satisfaction of the performance obligation based upon actual costs incurred, using the right to invoice practical expedient.

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and client payments. The amount of revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the periods was $61 and $456, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of the periods was $7,981 and $4,051, respectively.

Remaining Performance Obligations

The remaining performance obligations represent the aggregate transaction price of executed contracts with clients for which work has partially been performed as of the end of the reporting period. The Company’s remaining performance obligations include fixed fee projects that have an executed contract, a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Although remaining performance obligations reflect business that is considered to be firm, cancellations, scope adjustments, foreign currency exchange fluctuations or project deferrals may occur that impact the value or expected timing of their recognition. Remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope, foreign currency exchange fluctuations and project deferrals, as appropriate. T&M contracts are excluded from the remaining performance obligation as these contracts are not fixed price contracts and the consideration expected under these contracts is variable as it is based upon hours and costs incurred in accordance with the right to invoice practical expedient. As of September 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $93,324 and $114,165, respectively. During the following 12 months, approximately 46.7% of the remaining performance obligations are expected to be recognized as revenue with the remaining balance recognized over 2 to 6 years.

Note 5 — Accounts Receivable

The components of accounts receivable and accounts receivable - affiliates reflected in the Company's consolidated balance sheets are as follows:

Accounts Receivable	September 30, 2022	December 31, 2021
Billed (1)	$112,646	$112,441
Unbilled (2)	60,083	46,014
	172,729	158,455
Allowance for doubtful accounts (1)	(36,462)	(38,939)
Accounts receivable, net	$136,267	$119,516

Accounts Receivable - Affiliates
Billed (3)	$3,755	$10,229
Unbilled (2)	16,655	12,243
	$20,410	$22,472
Allowance for doubtful accounts	(708)	(731)
Accounts receivable - affiliates, net	$19,702	$21,741
(1) Includes $23,479 and $24,031 related to amounts due from a client in Libya as of September 30, 2022 and December 31, 2021, respectively, which where both fully reserved for in the allowance for doubtful accounts. .
(2) Amounts are net of unbilled reserves.
(3) Includes $802 and $2,179 of retainage receivables due from affiliates as of September 30, 2022 and December 31, 2021, respectively.

Note 6 — Intangible Assets

The following table summarizes the Company’s acquired intangible assets:

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Engineering license	$2,900	$—	$2,900	$—
Client relationships	508	445	509	407
Total	$3,408	$445	$3,409	$407

Intangible assets, net	$2,963		$3,002

The Company amortizes client relationship intangible assets over the estimated useful life of ten years. Such amortization expense was $13 for the three months ended September 30, 2022 and 2021, respectively and $38 for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the estimated amortization expense for the next five years:

Estimated Amortization Expense

Year ending December 31,
2022 (remaining 3 months)	$13
2023	50
2024	—
2025	—
2026	—

Note 7 — Goodwill

The following table summarizes the changes in the Company’s carrying value of goodwill during the nine months ended September 30, 2022:

Balance, December 31, 2021	$44,127
Translation adjustments (1)	(4,022)
Balance, September 30, 2022	$40,105

(1) The translation adjustment was calculated based on the foreign currency exchange rates as of September 30, 2022.

The Company (the reporting unit) performed its 2022 annual impairment test effective July 1, 2022 and noted no impairment. Based on the valuation as of July 1, 2022, the fair value of the Company exceeded its carrying value. This was determined by using the price offered by the transacting company of $3.40 per share and multiplying it by the market cap as of July 1, 2022.

Note 8 — Accounts Payable and Accrued Expenses

Below are the components of accounts payable and accrued expenses:

	September 30, 2022	December 31, 2021

Accounts payable	$32,982	$23,573
Accrued payroll and related expenses	20,311	19,699
Accrued subcontractor fees	13,812	12,203
Accrued agency fees	3,962	5,048
Accrued legal and professional fees	1,687	1,833
Other accrued expenses	1,274	1,500
	$74,028	$63,856

Note 9 — Notes Payable and Long-Term Debt

The table below reflects the Company's notes payable and long-term debt, which includes credit facilities:

			Interest Rate (1)		Balance Outstanding as of
Loan	Maturity	Interest Rate Type	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Secured Credit Facilities
Hill International, Inc. - Société Générale 2017 Term Loan Facility	11/05/2023	Variable	7.49%	7.51%	$28,425	$28,650
Hill International, Inc. - Société Générale Domestic Revolving Credit Facility (2)	05/05/2023	Variable	5.17%	5.06%	23,303	19,400
Hill International N.V.. - Société Générale International Revolving Credit Facility (3)	05/05/2023	Variable	4.46%	4.06%	4,884	5,802
Unsecured Credit Facilities
Hill International, Inc. - First Abu Dhabi Bank ("FAB") PJSC Overdraft Credit Facility (4)	04/18/2023	Variable	5.62%	5.71%	2,695	151
Unsecured Notes Payable and Long-Term Debt
Philadelphia Industrial Development Corporation Loan	04/01/2027	Fixed	2.75%	2.79%	310	358
Hill International Spain S.A. - Bankinter S.A. 2020 Term Loan (5)(6)	05/04/2024	Variable	2.39%	2.23%	143	239
Hill International Spain S.A. - Banco Santander, S.A. Term Loan (5)(6)	05/30/2025	Fixed	3.86%	3.91%	200	295
Hill International Spain S.A. - BBVA, S.A. P.P. Term Loan (5)(6)	06/19/2025	Variable	2.25%	2.28%	204	300
Hill International Spain S.A. - Bankia. S.A. 2020 Term Loan (5)(6)	06/05/2025	Variable	2.50%	2.54%	170	248
Total notes payable and long-term debt, gross					$60,334	$55,443
Less: unamortized discount and deferred financing costs related to Société Générale 2017 Term Loan Facility					(183)	(300)
Notes payable and long-term debt					$60,151	$55,143
Current portion of notes payable					31,533	26,043
Current portion of unamortized debt discount and deferred financing costs					(198)	(202)
Current maturities of notes payable and long-term debt					$31,335	$25,841
Notes payable and long-term debt, net of current maturities					$28,816	$29,302

Footnotes to the Notes Payable and Long-Term Debt Table above:

(1) Interest rates for variable interest rate debt are reflected on a weighted average basis through September 30, 2022 since the loan origination or modification date.

(2) As of September 30, 2022 and December 31, 2021, the Company had $4,972 and $6,457 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $7 and $2,643 of available borrowing capacity under the Domestic Revolving Credit Facility, respectively. The amounts available were based on the maximum borrowing capacity of $28,282 and $28,500 as of September 30, 2022 and December 31, 2021. See 'Secured Credit Facilities' section below for further information.

(3) As of September 30, 2022 and December 31, 2021, the Company had $509 and $478 of outstanding letters of credit, respectively, in addition to the balances outstanding above, which resulted in $175 and $520 of available borrowing capacity under the International Revolving Credit Facility, respectively. The amounts available were based on the Company's borrowing capacity of $5,568 and $6,800 as of September 30, 2022 and December 31, 2021, respectively. See ''Secured Credit Facilities' section below for further information.

(4) FAB credit facility lender was formerly known as National Bank of Abu Dhabi. There is no stated maturity date; however, the facility is subject to be reviewed annually in April by FAB, or at any other time as determined by FAB. Therefore, the amount outstanding is reflected within the current maturities of notes payable and long-term debt. Balances outstanding are reflected in U.S. dollars based on the conversion rates from AED as of September 30, 2022 and December 31, 2021. The Company had $436 of availability under the credit facility as of September 30, 2022 and $2,980 as of December 31, 2021.

(5) In July 2021, the Company, through one of its subsidiaries, entered into two overdraft facilities with Arab Bank. There is no stated maturity date however, the facilities are subject to be reviewed annually in July by Arab Bank. Amounts may be drawn in either Egyptian Pounds or in the U.S. Dollar. Interest rates are equal to 1.0%, plus the Central Bank of Egypt ("CBE") corridor rate. No amounts have been drawn on as of September 30, 2022. The Company had $3,000 of availability under the credit facilities as of September 30, 2022.

(6) Balances outstanding are reflected in U.S. dollars based on the conversion rates from Euros as of September 30, 2022 and December 31, 2021.

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

Secured Credit Facilities

The Company's secured credit facilities with Société Générale (the "International Lender") and other U.S. Loan Parties (the "U.S. Lenders") under a 2017 Term Loan of $30,000 (the "2017 Term Loan Facility"), a $25,000 U.S.-denominated revolving credit facility (the "Domestic Revolving Credit Facility"; together with the 2017 Term Loan Facility, the "U.S. Credit Facilities") and a €9,156 ($10,000 at closing) Euro-denominated revolving credit facility (the "International Revolving Credit Facility"; together with the U.S. Credit Facilities, the "Secured Credit Facilities") contain customary default provisions, representations and warranties, and affirmative and negative covenants, and require the Company to comply with certain financial and reporting covenants. The financial covenant is comprised of a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 for any fiscal quarter ending on or subsequent to March 31, 2017 for the trailing twelve months then-ended. The Consolidated Net Leverage Ratio is the ratio of (a) consolidated total debt (minus unrestricted cash and cash equivalents) to consolidated earnings before interest, taxes, depreciation, amortization, share-based compensation and other non-cash charges, including bad debt expense, certain one-time litigation and transaction related expenses, and restructuring charges for the trailing twelve months. In the event of a default, the U.S. Lender and the International Lender may increase the interest rates by 2.0%. The Company was in compliance with this financial covenant at September 30, 2022.

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

The aggregate unamortized debt issuance costs under the Domestic Revolving Credit Facility and International Revolving Credit Facility were $1,569 and $314 at September 30, 2022 and December 31, 2021, respectively, and were included in prepaid expenses and other current assets and other assets in the consolidated balance sheets.

The interest rate on borrowings under the Domestic Revolving Credit Facility are, at the Company’s option, either the SOFR rate for the relevant interest period plus 4.85% per annum or the Base Rate plus 3.75% per annum. The interest rate on borrowings under the International Revolving Credit Facility will be the EURIBOR for the relevant interest period (or at a substitute rate to be determined to the extent EURIBOR is not available), plus 6.00% per annum.

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

On March 31, 2022 and September 30, 2022, the Company entered into amendments of its main credit facility with Société Générale that extend the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities by 1.1% and 1.5%, respectively, while the term loan facility interest rate increased by 1.0% and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities was and permanently reduced by an amount equal to $500 on each of September 30, 2022 and October 31, 2022 and will be further permanently reduced by $500 on November 30, 2022 and $3,000 on December 31, 2022.

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

At September 30, 2022, there was $2,097 balance payable to AFCO. At December 31, 2021, the balance payable to AFCO of $862 were reflected in other current liabilities on the Company's consolidated balance sheets, respectively.

Note 10 — Share-Based Compensation

The Company recognized total share-based compensation expense in selling, general and administrative expenses in the consolidated statement of operations of $818 and $443 for the three months ended September 30, 2022 and 2021, respectively, and $1,589 and $1,814 for the nine months ended September 30, 2022 and 2021, respectively. Should there be a Change in Control of the Company, unvested shares would immediately vest. The Company's related share-based compensation is comprised of the following:

Restricted Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted certain employees and executive officers equity awards in the form of restricted stock units ("RSU") that are subject to a combination of time and performance-based conditions under the 2017 Equity Compensation Plan (the "2017 Plan"), totaling 486 and 414 RSUs, respectively. During the three months ended September 30, 2022, 23 RSUs were granted. No RSUs were granted during the three months ended September 30, 2021. Each RSU entitles the grantee to one unit of the Company's common stock. The time-based RSUs vest annually over a three-year period on the anniversary date of each grant. Unvested time-based RSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2022 and 2021, the related compensation expense was recorded based on a weighted average price per share of $1.90 and $2.36, respectively. During the three months ended September 30, 2022, the related compensation expense was recorded based on a price per share of $1.74

The number of common shares to be issued under the performance-based RSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December 31, 2022, 2023 and 2024 for the RSUs granted during the nine months ended September 30, 2022 and for the years ended December 31, 2021, 2022 and 2023 for the RSUs granted during the nine months ended September 30, 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. All vested RSUs will be settled on the third anniversary of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2022 and 2021, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs.

Deferred Stock Units

During the nine months ended September 30, 2022 and 2021, the Company granted certain employees, executive officers and independent members of the Board of Directors equity awards in the form of deferred stock units ("DSU") that are subject to a combination of time and performance-based conditions and, in the case of independent members of the Board of Directors, immediate vesting, under the 2017 Plan, totaling 1,066 and 780 DSUs, respectively. DSUs totaling 276 and 5 were granted during the three months ended September 30, 2022 and 2021, respectively. Each DSU entitles the grantee to one unit of the Company's common stock. The time-based DSUs vest annually over a three-year period on the anniversary date of each grant.

Unvested time-based DSUs will be forfeited if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2022 and 2021, the related compensation expense was recorded based on a weighted average price per share of $1.86 and $2.36 respectively. During the three months ended September 30, 2022 and 2021, the related compensation expense was recorded based on a weighted average price per share of $1.74 and $2.57, respectively.

The number of common shares to be issued under the performance-based DSUs will be determined based on three levels of performance metrics based on the Company's earnings and will be assessed on an annual basis for the years ended December
31, 2022, 2023 and 2024 for the DSUs granted during the nine months ended September 30, 2022 and for the years ended
December 31, 2021, 2022 and 2023 for the DSUs granted during the nine months ended September 30, 2021. If the Company meets the performance metrics for any one of the measurement periods, such units will vest on the next anniversary date of the grant date. Unvested RSUs are subject to forfeiture if the grantee separates from the Company prior to its vesting date. During the nine months ended September 30, 2022 and 2021, the Company determined it was not probable that the target performance metric would be met for each of the RSU grants and, therefore, did not record any share-based compensation expense related to such RSUs. Vested DSUs will be issued immediately upon separation from the Company.

Stock Options

At September 30, 2022 and 2021, the Company had approximately 1,123 and 1,353 stock options outstanding, respectively, with a weighted average exercise price of $3.83 and $3.87, respectively. No stock options were granted during the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, options lapsed for approximately 230 and 211 shares, respectively, with a weighted average exercise price of $4.05 and $4.95, respectively.

Note 11 — Income Taxes

The Company calculates the interim tax expense based on an annual effective tax rate ("AETR"). The AETR represents the Company’s estimated effective tax rate for the year based on full year projection of tax expense, divided by the projection of full year pretax book income/(loss) among the various foreign tax jurisdictions, adjusted for discrete transactions occurring during the period. The effective tax rates were 162.8% and 57.5% for the three months ended September 30, 2022 and 2021, respectively, and 97.7% and 155.4% for the nine months ended September 30, 2022 and 2021, respectively.

The change in the Company’s effective tax rate for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily due to the mix of pretax earnings in jurisdictions with different jurisdictional tax rates. Additionally, the Company did not recognize any significant discrete tax items for the three months ended September 30, 2022, compared to the three months ended June 30, 2021 in which we recognized additional discreet expense for certain withholding taxes and uncertain tax positions.

The reserve for uncertain tax positions amounted to $5,621 and $8,855 at September 30, 2022 and December 31, 2021, respectively.

The Company’s policy is to record income tax related interest and penalties in income tax expense (benefit). The Company recorded expense (benefit) for any tax-related interest and penalties of $(20) and $434 for the three months ended September 30, 2022 and 2021, respectively, and $(395) and $461 for the nine months ended September 30, 2022 and 2021, respectively.

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

The following tables present certain information for operations:

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Americas	$57,875	52.7%	$51,362	53.1%	$166,666	52.4%	$147,701	51.7%
Middle East/Asia/Pacific	25,378	23.2%	21,621	22.4%	75,892	23.9%	63,320	22.2%
Europe	16,284	14.9%	13,897	14.4%	46,220	14.6%	44,942	15.8%
Africa	10,034	9.2%	9,724	10.1%	28,759	9.1%	29,274	10.3%
Total	$109,571	100.0%	$96,604	100.0%	$317,537	100.0%	$285,237	100.0%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

Americas	$37,896	44.5%	$34,510	44.8%	$113,572	44.7%	$100,996	44.5%
Middle East/Asia/Pacific	23,436	27.5%	21,345	27.7%	72,305	28.4%	62,100	27.3%
Europe	14,500	17.0%	12,328	16.0%	41,618	16.4%	36,968	16.3%
Africa	9,310	10.9%	8,878	11.5%	26,767	10.5%	27,094	11.9%
Total	$85,142	99.9%	$77,061	100.0%	$254,262	100.0%	$227,158	100.0%

For the three months ended September 30, 2022 the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue. For the three months ended September 30, 2021, the United States was the only country to account for 10% or more of total revenue. For the nine months ended September 30, 2022 and 2021, the United States and the United Arab Emirates were the only countries to account for 10% or more of total revenue.

Operating Profit (Loss) by Geographic Region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Americas (1)	$6,436	$8,139	$22,288	$20,879
Middle East/Asia/Pacific (1)	4,867	2,872	11,687	6,054
Europe (1)	3,770	2,623	7,785	6,517
Africa	2,520	1,032	5,695	5,117
Corporate (2)	(14,271)	(10,339)	(38,643)	(31,496)
Total	$3,322	$4,327	$8,812	$7,071
    (1) includes Hill's share of profit (loss) of equity method affiliates on the Consolidated Statements of Operations.
(2) includes foreign exchange losses of $803 and $511 for the three months ended September 30, 2022 and 2021, respectively and 3,730 and 2,751 for the nine months ended September 30, 2022 and 2021, respectively.

Depreciation and Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Project Management	$349	$6	$1,049	$769
Corporate	250	561	735	1,087
Total	$599	$567	$1,784	$1,856

Total Revenue by Client Type:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

U.S. federal government	$4,870	4.4%	$3,506	3.6%	$12,576	4.0%	$11,636	4.1%
U.S. state, regional and local governments	35,922	32.8%	30,648	31.7%	103,331	32.5%	90,934	31.9%
Foreign governments	23,710	21.6%	23,401	24.2%	72,000	22.7%	75,137	26.3%
Private sector	45,069	41.2%	39,049	40.5%	129,630	40.8%	107,530	37.7%
Total	$109,571	100.0%	$96,604	100.0%	$317,537	100.0%	$285,237	100.0%

Property, Plant and Equipment, Net, by Geographic Location:

	September 30, 2022	December 31, 2021

Americas	$6,598	$7,146
Middle East/Asia/Pacific	776	745
Europe	643	586
Africa	399	418
Total	$8,416	$8,895

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

Several lawsuits have been filed by purported stockholders of Hill relating to the Merger: on September 15, 2022, a lawsuit captioned Shiva Stein v. Hill International, Inc. et al, Case No. 1:22-cv-07907, was filed the United States District Court for the Southern District of New York (the “Stein Complaint”); on October 19, 2022, an additional lawsuit captioned Brian Dixon v. Hill International, Inc. et al., Case No. 1:22-cv-01374, was filed in the United States District Court for the District of Delaware; and on October 21, 2022 (the “Dixon Complaint” and together with the Stein Complaint and Dixon Complaint, the “Complaints”), another lawsuit captioned Sean Riley v. Hill International, Inc. et al., Case No. 1:22-cv-08983, was filed in the United States District Court for the Southern District of New York (the “Riley Complaint”). The Stein Complaint generally alleges that Hill made misleading or materially incomplete disclosures regarding the Merger in the preliminary proxy statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (“SEC”) on September 14, 2022, including but not limited to claims that the preliminary proxy statement omitted material information regarding the financial projections provided to Houlihan Lokey and the valuation analyses performed by Houlihan Lokey, and that, as a result, Hill and each member of Hill’s board of directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and each member of Hill’s board of directors violated Section 20(a) of the Exchange Act. The Stein Complaint also alleges that all defendants violated 17 C.F.R. § 244.100. The Dixon Complaint and Riley Complaint allege similar disclosure deficiencies with respect to Hill’s definitive proxy statement on Schedule 14A filed with the SEC on September 30, 2022 (the “Definitive Proxy Statement”). The Complaints generally seek (i) injunctive relief, (ii) rescission in the event the merger is consummated or alternatively rescissory damages, (iii) an accounting for all damages suffered, (iv) plaintiff’s costs and disbursements in connection with the actions, including plaintiff’s attorneys’ and experts’ fees, and (v) such other relief as the court deems just and proper. Additionally, Hill has received demand letters from purported stockholders of the Company that contain claims similar to those in the Complaints.

Hill and its board of directors believe that the claims asserted in the Complaints and demand letters are without merit. However, solely to moot the unmeritorious disclosure claims and minimize the risk, costs, burden, nuisance and uncertainties inherent in litigation, Hill supplemented the disclosures contained in the Definitive Proxy Statement on October 24, 2022 (the “Supplemental Disclosures”) which should be read in conjunction with the Definitive Proxy Statement. Nothing in the Supplemental Disclosures will be deemed an admission of the legal necessity or materiality under any applicable laws for any of the disclosures set forth therein.

The outcome of any current or future litigation related to the Merger, is uncertain. Such litigation, if not resolved, could prevent or delay consummation of the Merger and result in substantial costs to Hill, including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Merger is that no governmental entity of competent jurisdiction (i) enacted, issued or promulgated any order that is in effect or (ii) issued or granted any order or injunction (whether temporary, preliminary or permanent) that is in effect, in each case which has the effect of preventing, making illegal or otherwise prohibiting the consummation of the merger. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from being consummated, or from being consummated within the expected time frame.

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
Other

The Company has identified a potential tax liability related to certain foreign subsidiaries’ failure to comply with laws and regulations of the jurisdictions, outside of their home country, in which their employees provided services. The Company has estimated the potential liability to be approximately $173, which is included in other liabilities in the consolidated balance sheet at September 30, 2022.

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

Total rent expense of $2,117 and $1,950 for the three months ended September 30, 2022 and 2021, respectively, and $6,480 and $6,193 for the nine months ended September 30, 2022 and 2021, respectively, is included in selling, general and administrative and direct expenses in the consolidated statements of operations. Total rent expense for the nine months ended September 30, 2022 and 2021 included $1,614 and $1,631, respectively, that was associated with leases with an initial term of 12 months or less, in addition to variable costs the Company is responsible for paying on all leases.

The Company subleases certain real estate to third parties. The sublease income recognized for the three months ended September 30, 2022 and 2021, was $328 and $396, respectively. The sublease income recognized for the nine months ended September 30, 2022 and 2021 was $984 and 1,190, respectively.

The following is a schedule of maturities of lease liabilities by year as of September 30, 2022:

	Total Operating Lease Payments	Total Finance Lease Payments
2022 (excluding the nine months ended September 30, 2022)	$1,481	$66
2023	5,850	263
2024	4,891	228
2025	4,016	99
2026	3,514	—
Thereafter	4,735	—
Total minimum lease payments (1)	24,487	656
Less amount representing imputed interest	3,718	21
Present value of lease obligations	$20,769	$635
Weighted average remaining lease term (years)	5.07	2.59
Weighted average discount rate	6.63%	2.47%
(1) Partially includes rent expense amounts payable in various foreign currencies and are based on the foreign currency exchange spot rates as of September 30, 2022, where applicable.

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

On August 26, 2022, Hill, Global Infrastructure Solutions Inc. (“Parent”), and Liberty Acquisition Sub Inc., an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), which amended and restated the Agreement and Plan of Merger, dated as of August 16, 2022, by and among the Company, Parent and Merger Sub. The Merger Agreement provides that, upon the terms and conditions set forth therein and in accordance with the General Corporation Law of the State of Delaware (“DGCL”), Merger Sub will be merged with and into Hill (the “Merger”) with Hill surviving the Merger as the surviving corporation and an indirect wholly owned subsidiary of Parent.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Hill’s common stock, other than as provided below, will be converted into the right to receive $3.40, without interest (such amount of cash, the “Merger Consideration”). The following shares of Hill common stock will not be converted into the right to receive the Merger Consideration in connection with the Merger: (i) shares held in treasury by Hill or owned by Parent or Merger Sub or any direct or indirect wholly owned subsidiaries of Parent, Merger Sub or Hill immediately prior to the effective time, and (ii) shares issued and outstanding immediately prior to the effective time that are held by a holder who is entitled to demand and has properly exercised and perfected demand and has properly exercised and perfected demand for appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”) and has not effectively and validly withdrawn or lost such holder’s rights to appraisal.

Pursuant to the terms of the Merger Agreement, the consummation of the Merger remains subject to various closing conditions, including but not limited to (i) the receipt of consent or authorization under certain foreign antitrust laws, and (ii) the absence of any order that has the effect of preventing, making illegal or otherwise prohibiting the consummation of the Merger. As of the date hereof, the Company continues to expect to complete the Merger in the fourth calendar quarter of 2022. Upon the consummation of the Merger, Hill will no longer be traded or listed on any public securities exchange.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a global pandemic as a result of the further spread of the virus into all regions of the world, including those regions where our primary operations occur. Variants of the virus continue to emerge in various regions and countries worldwide.

We instituted a work-from-home policy for all offices and employees globally in late March 2020, except for field-based employees who normally work on-site at our client’s facilities. These field-based employees are complying with our respective clients’ policies. The majority of our field employees were already located in the regions where they deliver their services, so the travel restrictions that have been enacted by various government authorities have not materially impaired our ability to continue to perform services for our clients. As of September 30, 2022, most of our employees have returned to their assigned offices, on a modified basis, as their city, state and country reopens, consistent with the applicable requirements of local law.

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

Results of Operations

Consolidated Results
(In thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income Statement Data:
Consulting fee revenue	$85,142	$77,061	$8,081	10.5%	$254,262	$227,158	$27,104	11.9%
Reimbursable expenses	24,429	19,543	4,886	25.0%	63,275	58,079	5,196	8.9%
Total revenue	$109,571	$96,604	$12,967	13.4%	$317,537	$285,237	$32,300	11.3%
Direct expenses	74,917	64,196	10,721	16.7%	213,620	194,314	19,306	9.9%
Gross profit	$34,654	$32,408	$2,246	6.9%	$103,917	$90,923	$12,994	14.3%
Selling, general and administrative expenses	31,035	28,121	2,914	10.4%	92,831	82,906	9,925	12.0%
Foreign currency exchange loss	803	511	292	57.1%	3,730	2,751	979	35.6%
Plus: Share of profit of equity method affiliates	506	551	(45)	(8.2)%	1,456	1,805	(349)	(19.3)%
Operating profit	$3,322	$4,327	$(1,005)	(23.2)%	$8,812	$7,071	$1,741	24.6%
Interest and related financing fees, net	2,098	1,226	872	71.1%	4,805	4,077	728	17.9%
Other loss, net	104	—	104	-%	319	—	319	100.0%
Earnings before income taxes	$1,120	$3,101	$(1,981)	(63.9)%	$3,688	$2,994	$694	23.2%
Income tax expense	1,823	1,784	39	2.2%	3,602	4,653	(1,051)	(22.6)%
Net (loss) earnings	$(703)	$1,317	$(2,020)	(153.4)%	$86	$(1,659)	$1,745	(105.2)%
Less: net (loss) earnings - noncontrolling interests	(14)	58	(72)	(124.1)%	(112)	265	(377)	(142.3)%
Net (loss) earnings attributable to Hill International, Inc.	$(689)	$1,259	$(1,948)	(154.7)%	$198	$(1,924)	$2,122	(110.3)%

Three Months Ended September 30, 2022 Compared to the
Three Months Ended September 30, 2021

Total Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2022		2021		$	%

Americas	$57,875	52.7%	$51,362	53.1%	$6,513	12.7%
Middle East/Asia/Pacific	25,378	23.2%	21,621	22.4%	3,757	17.4%
Europe	16,284	14.9%	13,897	14.4%	2,387	17.2%
Africa	10,034	9.2%	9,724	10.1%	310	3.2%
Total	$109,571	100.0%	$96,604	100.0%	$12,967	13.4%

Consulting Fee Revenue by Geographic Region:

	Three Months Ended September 30,				Change
	2022		2021		$	%

Americas	$37,896	44.5%	$34,510	44.8%	$3,386	9.8%
Middle East/Asia/Pacific	23,436	27.5%	21,345	27.7%	2,091	9.8%
Europe	14,500	17.0%	12,328	16.0%	2,172	17.6%
Africa	9,310	10.9%	8,878	11.5%	432	4.9%
Total	$85,142	99.9%	$77,061	100.0%	$8,081	10.5%

Total revenue increased approximately $12,967 for the three months ended September 30, 2022 when compared to the same period in 2021. CFR was $85,142 and $77,061 of the total revenue for the three months ended September 30, 2022 and 2021, respectively, which was 77.7% and 79.8% of total revenues, respectively.

The increase in total revenue and CFR during the three months ended September 30, 2022 compared to the same period in the prior year is primarily driven by activity returning to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects.

Gross Profit by Geographic Region:

	Three Months Ended September 30,						Change
	2022			2021			$	%

			% of Total Revenue			% of Total Revenue
Americas	$15,277	44.1%	26.4%	$15,358	47.3%	29.9%	$(81)	(0.5)%
Middle East/Asia/Pacific	8,951	25.8%	35.3%	8,086	25.0%	37.4%	865	10.7%
Europe	6,136	17.7%	37.7%	5,299	16.4%	38.1%	837	15.8%
Africa	4,290	12.4%	42.8%	3,665	11.3%	37.7%	625	17.1%
Total	$34,654	100.0%	31.6%	$32,408	100.0%	33.5%	$2,246	6.9%

Gross profit (margin) as a percentage of total revenue decreased for the three months ended September 30, 2022 compared to the same period in 2021. In the Middle East/Asia/Pacific margin decreased as a percentage of total revenue due to the closeout of higher margin projects new projects and increased labor wages. In Africa, the increase in margin as a percentage of total revenue was due to a decline in labor costs.

SG&A Expenses

Our SG&A expenses increased $2,914 for the three months ended September 30, 2022 compared to the same period in 2021. The increase in year-over-year SG&A reflected increased investments in Hill's business development team as well as higher costs associated with consultants, temporary office support, and travel.

Foreign Currency Exchange Loss

There was a foreign currency exchange loss of $803 and $511 for the three months ended September 30, 2022 and 2021, respectively. The currency exchange loss for nine months ended September 30, 2022 was primarily the result of the weakening of the Euro against the dollar. The currency exchange loss for the three months ended September 30, 2021 was primarily the result of the weakening of the Libyan Dinar against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees for the three months ended September 30, 2022 were $2,098, net of $101 of interest income, compared to interest and related financing fees for the three months ended September 30, 2021 of $1,226, net of $94 of interest income.

Other Loss, net

Other loss, net is comprised primarily of interest cost from the Company's End of Service Benefit Plan.

Income Taxes

For the three months ended September 30, 2022 and 2021, we recognized income tax expense of $1,823 and $1,784, respectively.

The effective income tax rate for the three months ended September 30, 2022 and 2021 were 162.8% and 57.5%, respectively. The change in our effective tax rate for the three months ended September 30, 2022 was primarily a result of the mix of income among various jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

Nine Months Ended September 30, 2022 Compared to the
Nine Months Ended September 30, 2021

Total Revenue by Geographic Region:

	Nine Months Ended September 30,				Change
	2022		2021		$	%

Americas	$166,666	52.4%	$147,701	51.7%	$18,965	12.8%
Middle East/Asia/Pacific	75,892	23.9%	63,320	22.2%	12,572	19.9%
Europe	46,220	14.6%	44,942	15.8%	1,278	2.8%
Africa	28,759	9.1%	29,274	10.3%	(515)	(1.8)%
Total	$317,537	100.0%	$285,237	100.0%	$32,300	11.3%

Consulting Fee Revenue:

	Nine Months Ended September 30,				Change
	2022		2021		$	%

Americas	$113,572	44.7%	$100,996	44.5%	$12,576	12.5%
Middle East/Asia/Pacific	72,305	28.4%	62,100	27.3%	10,205	16.4%
Europe	41,618	16.4%	36,968	16.3%	4,650	12.6%
Africa	26,767	10.5%	27,094	11.9%	(327)	(1.2)%
Total	$254,262	100.0%	$227,158	100.0%	$27,104	11.9%

Total revenue increased $32,300 for the nine months ended September 30, 2022 when compared to the same period in 2021. CFR was $254,262 and $227,158 for the nine months ended September 30, 2022 and 2021, respectively, which comprised 80.1% and 79.6% of total revenues, respectively.

The increases in total revenue and CFR for the nine months ended September 30, 2022 compared to the prior year period is primarily driven by activity returning to pre-COVID levels, including returns to full staffing on certain existing projects and mobilizations on certain newly awarded projects. Additionally, the purchase of NEYO group at the end of the second quarter of 2021 provided an additional $1,453 to total revenue and CFR during the current year period.

Gross Profit by Geographic Region:

	Nine Months Ended September 30,						Change
	2022			2021			$	%

			% of Total Revenue			% of Total Revenue
Americas	$47,553	45.7%	28.5%	$43,622	47.9%	29.5%	$3,931	9.0%
Middle East/Asia/Pacific	28,160	27.1%	37.1%	21,781	24.0%	34.4%	6,379	29.3%
Europe	17,129	16.5%	37.1%	14,743	16.2%	32.8%	2,386	16.2%
Africa	11,075	10.7%	38.5%	10,777	11.9%	36.8%	298	2.8%
Total	$103,917	100.0%	32.7%	$90,923	100.0%	31.9%	$12,994	14.3%

Gross profit (margin) as a percentage of total revenue increased 0.8% for the nine months ended September 30, 2022 compared to the same period in the 2021. In the Middle East/Asia/Pacific region, gross profit as a percentage of total revenue increased primarily due to new projects with lower labor costs. In Europe, gross profit as a percentage of total revenue increased due to mix of labor used on projects.
SG&A Expenses

SG&A expenses for the nine months ended September 30, 2022 increased by approximately $9,925 when compared to the same period in the prior year. The increase was primarily due to investments in the business development team and additional expenses associated with the NEYO group purchased at the end of the second quarter of 2021. In addition, consultants and temporary office support increased due to vacancies and additional work needed to address internal control deficiencies, and travel related expenses continue to increase towards a pre-COVID level. SG&A in 2022 also included a $0.6 million charge related to a bond that was called. The Company has received a final court order to have the bond returned and expects to reverse its charge in the second half of 2022. Also, the prior year period was reduced by an increase in bad debt recoveries associated with the receipt of payments against previously reserved receivables, primarily on a Libyan-based project.

Excluding the impact of the above-referenced Libya bad debt recoveries and bond cost, SG&A expenses as a percentage of gross profit in the nine months ended September 30, 2022 and September 30, 2021 would have been 92.8% and 94.7%, respectively.

Foreign Currency Exchange Loss

There were foreign currency exchange losses of $3,730 and $2,751 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, the foreign currency exchange losses were primarily caused by the weakening of the Euro. For the nine months ended September 30, 2021, the foreign currency exchange losses were primarily caused by a 70% weakening of the Libyan Dinar against the Euro and an 8% weakening of the Egyptian pound against the Euro.

Interest and Related Financing Fees, net

Interest and related financing fees increased $728 to $4,805 net of $69 interest income for the nine months ended September 30, 2022 as compared with $4,077 for nine months ended September 30, 2021, net of $17 of interest income.

Other Loss, net

Other loss, net is comprised primarily of interest cost from the Company's End of Service Benefit Plan.

Income Taxes

For the nine months ended September 30, 2022 and 2021, we recognized income tax expense of $3,602 and $4,653, respectively.

The effective income tax rate for the nine-month periods ended September 30, 2022 and 2021 was 97.7% and 155.4%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2022 was primarily a result of the mix of income among various foreign jurisdictions with different statutory tax rates, as well as certain withholding taxes and uncertain tax positions recorded in 2021.

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

We utilize cash on hand and our revolving credit facilities to fund the working capital requirement caused by the lag discussed above and other operating needs. We believe our expected cash receipts from clients, together with current cash on hand and revolving credit facilities, are sufficient to support the reasonably anticipated cash needs of our operations over the next twelve months from November 14, 2022, the date of this report.

At September 30, 2022, our primary sources of liquidity consisted of $22,834 of cash and cash equivalents, of which $18,474 was on deposit in foreign locations, and $3,618 of available borrowing capacity under our various credit facilities. We also have relationships with other foreign banks for the issuance of letters of credit, letters of guarantee and performance bonds in a variety of foreign currencies. At September 30, 2022, we had approximately $66,979 of availability under these arrangements. Our sources of liquidity under arrangements with foreign banks are available for repatriation as deemed necessary by us, with some restrictions and tax implications.

On March 31, 2022, we entered into an amendment of our main credit facility with Société Générale that extends the maturity dates of the Domestic and International Revolving Credit Facilities to May 5, 2023 and the term loan facility to November 5, 2023. The interest rates on the Domestic and International Revolving Credit Facilities increased by 1.1% and 1.5%, respectively, while the term loan facility interest rate increased by 1.0% and the Company paid an amendment fee of $463. The aggregate amount of the credit commitments under the facilities will automatically and permanently be reduced by an amount equal to $500 on each of September 30, 2022 and December 31, 2022.

Pursuant to the Merger Agreement, we also have agreed to various specific restrictions relating to the conduct of our business between the date of the Merger Agreement and the time at which the Merger becomes effective, including but not limited to, agreeing to not to (i) issue or sell shares of our common stock or other equity or voting securities of the Company or any of its subsidiaries, or (ii) incur or assume any indebtedness, including by the issuance of any debt security (or any option, warrant, call or similar right to acquire any debt security), in each case subject to the terms of the Merger Agreement and any exceptions set forth therein. The Merger Agreement provides that, if requested by the Company, Parent and the Company shall use their respective commercially reasonable efforts to negotiate and enter into definitive documentation evidencing a credit facility or other interim financing in an amount to be mutually agreed by the parties thereto and otherwise on customary market terms as the parties shall mutually agree upon. However, this does not constitute a commitment to provide financing by Parent.

We believe that the Company has adequate liquidity and business plans to continue to operate the business for the next 12 months from November 14, 2022, the date of this filing. This ability to continue as a going concern is dependent upon the ability to refinance the Domestic and International Revolving Credit Facilities prior to their May 5, 2023 maturity date. As such, the consolidated interim financial statements included in this Form 10-Q do not include any adjustments that might result from the inability to refinance the Domestic and International Revolving Credit Facilities. The Company has retained a debt advisor to assist in the refinancing of these facilities and is conducting a formal process to secure this funding. The Company expects to refinance these facilities by the end of 2022.

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

Cash Flows

	Nine Months Ended September 30,
	2022	Change	2021

Net cash used in operating activities	$(2,316)	$4,677	$(6,993)
Net cash used in investing activities	(1,472)	406	(1,878)
Net cash provided by financing activities	5,698	2,413	3,285
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,548)	106	(2,654)
Net decrease in cash, cash equivalents and restricted cash	$(638)		$(8,240)

Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was primarily due to an increase in accounts receivable, partially offset by an increase in accounts payable related to the timing of payments to vendors and subcontractors, an increase in other current liabilities and a decrease in retainage receivable. During the nine months ended September 30, 2021, cash used in operating activities was primarily due to increases in accounts receivable and prepaid expenses, partially offset by an increase in in accounts payable related to the timing of payments to vendors and subcontractors and an increase in other current liabilities.

Cash held in restricted accounts is used primarily as collateral for the issuance of performance and advance payment bonds, letters of credit and escrow. Restricted cash decreased from $8,625 at December 31, 2021 to $6,974 at September 30, 2022.

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

Investing Activities

During the nine months ended September 30, 2022 and 2021, cash was used in investing activities for the purchase of fixed assets.

Financing activities

During the nine months ended September 30, 2022 and 2021, cash provided by financing activities was used to fund the ongoing operating activities.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2022, the effects of exchange rate changes on cash was primarily driven by the weakening of the Egyptian Pound (16.1%) and Euro (6.5%) against the U.S. Dollar.

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

The following tables show our backlog by geographic region:

	Total Backlog		12-Month Backlog
September 30, 2022
Americas	$341,605	47.8%	$122,398	48.4%
Middle East/Asia/Pacific	164,167	23.0%	62,385	24.7%
Europe	110,357	15.4%	42,224	16.7%
Africa	98,854	13.8%	25,657	10.2%
Total	$714,983	100.0%	$252,664	100.0%

December 31, 2021
Americas	$347,489	47.7%	$112,122	43.1%
Middle East/Asia/Pacific	164,268	22.5%	78,080	30.0%
Europe	100,868	13.8%	36,531	14.1%
Africa	116,761	16.0%	33,219	12.8%
Total	$729,386	100.0%	$259,952	100.0%

At September 30, 2022, our backlog was $714,983 compared to $729,386 at December 31, 2021. We estimate that approximately $252,664 or 35.3% of the backlog at September 30, 2022, will be recognized over the next twelve months.

The amount of our new bookings, before any cancellations or other reductions, was $266,807 and equates to a book-to-burn ratio of 104.9% for the nine months ended September 30, 2022. Our book-to-burn ratio, a non-GAAP measure, is determined by taking our new CFR bookings and dividing it by CFR for the applicable period. This metric allows management to monitor the Company's business development efforts to ensure we grow our backlog and our business over time and management believes that this measure is useful to investors for the same reason.

The difference between the remaining performance obligations of $93,324 and the backlog of $714,983 at September 30, 2022 is due to the backlog including the full value of client contracts billed on a time and materials basis, whereas such time and material contracts, are not included as part of the remaining performance obligation. Such contracts are excluded from the remaining performance obligation because they are not fixed price contracts and the consideration expected under such contracts is variable as it is based upon hours and costs incurred, which results in the counter-party only being obligated to the Company for services provided through the completion or termination date.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Management concluded that, due to the on-going remediation associated with the material weakness identified in our 2021 Annual Report, our disclosure controls and procedures were ineffective as of September 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Our remediation efforts for material weaknesses previously reported were ongoing during the nine months ended September 30, 2022, as described in Item 9A of our 2021 Annual Report. Management has implemented a series of both new and enhanced controls related to the deficiencies identified as a material weakness during the first three quarters of 2022. Management believes that effective performance of these controls over the course of 2022 will remediate the material weakness. Management has and will continue to conduct testing of these controls throughout the remainder of 2022. In order for the material weakness to be remediated, the controls must continue to be effective throughout 2022, evidenced by testing of these controls by both management and our independent auditors. There were no other material changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger
2.2	Amended and Restated Agreement and Plan of Merger (GIS)
10.1	Tender and Support Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hill International, Inc.

By:	/s/ Raouf S. Ghali
Raouf S. Ghali
Chief Executive Officer
(Principal Executive Officer)
Dated:	November 14, 2022

By:	/s/ Todd Weintraub
Todd Weintraub
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated:	November 14, 2022